Form 10-K
period 2016-12-31
Fintech Acquisition Corp. II
filed 2017-04-19
CIK 1683695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 001-36832

FINTECH ACQUISITION CORP. II

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-4219082
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2929 Arch Street, Suite 1703 Philadelphia, PA	19104
(Address of Principal Executive Offices)	(Zip Code)

(215) 701-9555

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	Nasdaq Capital Market
Warrants to purchase one share of Common Stock	Nasdaq Capital Market
Units, each consisting of one share of Common Stock and one-half of one Warrant	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐     No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒     No  ☐

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on the NASDAQ Capital Market on January 20, 2017 and the registrant’s shares of common stock and warrants began trading on the NASDAQ Capital Market on March 13, 2017. The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on March 31, 2017, as reported on the Nasdaq Capital Market, was approximately $175,478,000.

As of April 18, 2017, there were 23,893,333 shares of Common Stock, $.0001 par value per share, outstanding.

Documents Incorporated by Reference: None.

Explanatory Note

Pursuant to Rule 15d-2 under the Securities Exchange Act of 1934, as amended, this Annual Report of FinTech Acquisition Corp. II contains only financial statements for the year ended December 31, 2016 and for the period from May 28, 2015 (inception) through December 31, 2015.

1

FinTech Acquisition Corp. II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of

FinTech Acquisition Corp. II

We have audited the accompanying balance sheets of FinTech Acquisition Corp. II (the Company”), as of December 31, 2016 and December 31, 2015, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2016 and for the period from May 28, 2015 (inception) to December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FinTech Acquisition Corp. II as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the year ended December 31, 2016 and for the period from May 28, 2015 (inception) to December 31, 2015, in accordance with accounting principles generally accepted in the United States of America.

/s/ WithumSmith+Brown, PC

Morristown, New Jersey

April 19, 2017

FINTECH ACQUISITION CORP. II
BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Current asset – cash	$82,614	$—
Deferred offering costs	387,922	—
Total Assets	$470,536	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$2,886	$1,887
Accrued offering costs	214,612	—
Promissory note – related party	231,846	300
Total Current Liabilities	449,344	2,187

Commitments

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 5,000,000 authorized, none issued and outstanding at December 31, 2016 and 2015	—	—
Common stock, $0.0001 par value; 25,000,000 shares authorized; 5,298,333 shares issued and outstanding at December 31, 2016 and 2015(1)	530	530
Additional paid-in capital	24,470	24,470
Notes receivable from stockholders	—	(25,000)
Accumulated deficit	(3,808)	(2,187)
Total Stockholders’ Equity (Deficit)	21,192	(2,187)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$470,536	$—

(1)	On January 25, 2017, as a result of the underwriters’ election to exercise a portion of their over-allotment option, 26,667 shares held by the Initial Stockholders (as defined in Note 1) were forfeited (Note 7).

The accompanying notes are an integral part of the financial statements.

FINTECH ACQUISITION CORP. II

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2016	For the Period from May 28, 2015 (inception) Through December 31, 2015
Formation and operating costs	$1,621	$2,187
Net loss	$(1,621)	$(2,187)

Weighted average shares outstanding, basic and diluted(1)	5,271,666	5,271,666

Basic and diluted net loss per common share	$(0.00)	$(0.00)

(1)	On January 25, 2017, as a result of the underwriters’ election to exercise a portion of their over-allotment option, 26,667 shares held by the Initial Stockholders (as defined in Note 1) were forfeited (Note 7).

The accompanying notes are an integral part of the financial statements.

FINTECH ACQUISITION CORP. II
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock(1)		Additional Paid-in	Notes Receivable from	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Stockholders	Deficit	(Deficit)
Balance – May 28, 2015 (inception)	—	$—	$—	$—	$—	$—

Issuance of common stock to Initial Stockholders in exchange for a note receivable(1)	5,298,333	530	24,470	(25,000)	—	—

Net loss	—	—	—	—	(2,187)	(2,187)

Balance – December 31, 2015	5,298,333	530	24,470	(25,000)	(2,187)	(2,187)

Collection of notes receivable from stockholders	—	—	—	25,000	—	25,000

Net loss	—	—	—	—	(1,621)	(1,621)

Balance – December 31, 2016	5,298,333	$530	$24,470	$—	$(3,808)	$21,192

(1)	Includes an aggregate of 658,333 shares held by the Initial Stockholders that are subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full (Note 7).

The accompanying notes are an integral part of the financial statements.

FINTECH ACQUISITION CORP. II
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2016	For the Period from May 28, 2015 (inception) Through December 31, 2015
Cash Flows from Operating Activities:
Net loss	$(1,621)	$(2,187)
Changes in operating assets and liabilities:
Accrued expenses	999	1,887
Net cash used in operating activities	(622)	(300)

Cash Flows from Financing Activities:
Proceeds from collection of notes receivable from stockholders	25,000	—
Proceeds from promissory note – related party	231,546	300
Payment of offering costs	(173,310)	—
Net cash provided by financing activities	83,236	300

Net Change in Cash	82,614	—
Cash – Beginning	—	—
Cash – Ending	$82,614	$—

Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$214,612	$—
Issuance of stock for notes receivable from stockholders	$—	$25,000

The accompanying notes are an integral part of the financial statements.

FINTECH ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2016
AND FOR THE PERIOD FROM MAY 28, 2015 (INCEPTION) THROUGH DECEMBER 31, 2015

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

FinTech Acquisition Corp. II (the “Company”), is a blank check company incorporated in Delaware on May 28, 2015. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business transaction, one or more operating businesses or assets that the Company has not yet identified (a “Business Combination”). The Company has neither engaged in any operations nor generated significant revenue to date.

At December 31, 2016, the Company had not yet commenced operations. All activity through December 31, 2016 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on January 19, 2017. On January 25, 2017, the Company consummated the Initial Public Offering of 17,500,000 units (“Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), which includes a partial exercise by the underwriters of their over-allotment option in the amount of 2,200,000 Units at $10.00 per Unit, generating gross proceeds of $175,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 420,000 units (the “Placement Units”) at a price of $10.00 per Unit in a private placement to the Company’s sponsor, FinTech Investor Holding II, LLC (the “Sponsor”), and Cantor Fitzgerald & Co., the representative of the underwriters for the Initial Public Offering (“Cantor”), generating gross proceeds of $4,200,000, which is described in Note 4.

Transaction costs amounted to $12,912,088, consisting of $3,060,000 of underwriting fees, $9,190,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $662,088 of Initial Public Offering costs. In addition, $501,111 of cash was held outside of the Trust Account and is available for working capital purposes. As described in Note 6, the $9,190,000 deferred underwriting fee payable is contingent upon the consummation of a Business Combination by January 25, 2019. As described in Note 6, the $25,000 of the deferred legal fees are payable upon the earlier of an initial Business Combination or liquidation of the Company.

Following the closing of the Initial Public Offering on January 25, 2017, an amount of $175,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Placement Units was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of an initial Business Combination, (ii) the redemption of any Public Shares in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete a Business Combination within 24 months from the consummation of the Initial Public Offering (the “Combination Period”); or (iii) the distribution of the Trust Account, as described below, if the Company is unable to complete a Business Combination within the Combination Period or upon any earlier liquidation of the Company.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating an initial Business Combination. The Nasdaq Listing Rules provide that the Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the signing of a definitive agreement in connection with a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires a majority of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

FINTECH ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2016
AND FOR THE PERIOD FROM MAY 28, 2015 (INCEPTION) THROUGH DECEMBER 31, 2015

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (including interest earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes or to pay its tax obligations). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor, Daniel Cohen, Betsy Cohen, DGC Family FinTech Trust, Swarthmore Trust of 2016, James J. McEntee, III, Shami Patel and Jeremy Kuiper (together the “Initial Stockholders”), have agreed to vote their Founder Shares (as defined in Note 5), Placement Shares (as defined in Note 4) and any Public Shares held by them in favor of approving a Business Combination. Cantor has not committed to vote any shares held by it in favor of a Business Combination.

The Company will have until the expiration of the Combination Period to consummate its initial Business Combination. If the Company is unable to consummate a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purposes of winding up of its affairs; (ii) distribute the aggregate amount then on deposit in the Trust Account, including any portion of the interest earned thereon which was not previously used for working capital or to pay dissolution expenses or taxes, pro rata to the public stockholders by way of redemption of the Public Shares (which redemption would completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any); and (iii) as promptly as possible following such redemption, dissolve and liquidate the Company.

The Company will also provide its stockholders with the opportunity to redeem all or a portion of their Public Shares in connection with any stockholder vote to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of Public Shares if it does not complete a Business Combination within the Combination Period. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (including interest earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes or to pay its tax obligations). There will be no redemption rights with respect to the Company’s warrants in connection with such a stockholder vote to approve such an amendment to the Company’s Amended and Restated Certificate of Incorporation. Notwithstanding the foregoing, the Company may not redeem shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Initial Stockholders have agreed to vote their Founder Shares, Placement Shares and any Public Shares held by them in favor of any such amendment.

The Initial Stockholders and Cantor have agreed to waive their redemption rights with respect to their Founder Shares and Placement Units (as defined in Note 4) (i) in connection with the consummation of a Business Combination, (ii) in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if it does not complete a Business Combination within the Combination Period, and (iii) if the Company fails to consummate a Business Combination within the Combination Period or upon the Company’s liquidation prior to the expiration of the Combination Period. The Initial Stockholders have also agreed to waive their redemption rights with respect to Public Shares in connection with a Business Combination and in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation to modify the substance or timing of its obligation to redeem 100% of its Public Shares if it does not complete a Business Combination within the Combination Period. However, the Initial Stockholders will be entitled to redemption rights with respect to any Public Shares held by them if the Company fails to consummate a Business Combination or liquidates within the Combination Period. Cantor will have the same redemption rights as a public stockholder with respect to any Public Shares it acquires, however, Cantor has informed the Company that it has no current commitments, plans or intentions to acquire Public Shares for its own account. The underwriters have agreed to waive their rights to deferred underwriting commissions held in the Trust Account in the event the Company does not consummate a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Initial Public Offering. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Company’s Chief Executive Officer has agreed that he will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for service rendered, contracted for or products sold to the Company. However, he may not be able to satisfy those obligations should they arise.

FINTECH ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2016
AND FOR THE PERIOD FROM MAY 28, 2015 (INCEPTION) THROUGH DECEMBER 31, 2015

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its Business Combination and it does not conduct redemptions in connection with its Business Combination pursuant to the tender offer rules, the Company’s Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended, or the Exchange Act), will be restricted from redeeming its shares with respect to an aggregate of 20.0% or more of the shares sold in the Initial Public Offering. However, there is no restriction on the Company’s stockholders’ ability to vote all of their shares for or against a Business Combination.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

FINTECH ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2016
AND FOR THE PERIOD FROM MAY 28, 2015 (INCEPTION) THROUGH DECEMBER 31, 2015

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2016 and 2015.

Deferred offering costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $12,912,088 were charged to stockholder’s equity upon completion of the Initial Public Offering on January 25, 2017.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2016 and 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The provision for income taxes was deemed to be immaterial for the year ended December 31, 2016 and for the period from May 28, 2015 (inception) through December 31, 2015.

Net loss per common share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding shares of common stock subject to forfeiture by the Initial Stockholders. Weighted average shares were reduced for the effect of an aggregate of 26,667 shares of common stock that were forfeited as a result of the underwriters election to exercise a portion of their over-allotment option on January 25, 2017 (see Note 7). At December 31, 2016 and 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2016 and 2015, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

FINTECH ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2016
AND FOR THE PERIOD FROM MAY 28, 2015 (INCEPTION) THROUGH DECEMBER 31, 2015

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3. INITIAL PUBLIC OFFERING

On January 25, 2017, the Company sold 17,500,000 Units at a purchase price of $10.00 per Unit, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 2,200,000 Units at $10.00 per Unit. Each Unit consists of one share of the Company’s common stock and one-half of one whole warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 (see Note 7). No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade.

4. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, the Sponsor and Cantor purchased an aggregate of 420,000 Placement Units (390,000 Placement Units by the Sponsor and 30,000 Placement Units by Cantor) at a price of $10.00 per Unit (or an aggregate purchase price of $4,200,000) (see Note 7). Each Placement Unit consists of one share of common stock (“Placement Share”) and one-half of one warrant (each, a “Placement Warrant”) to purchase one share of the Company’s common stock exercisable at $11.50. The proceeds from the Placement Units and the proceeds from the Initial Public Offering totaling $175,000,000 are held in the Trust Account. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Placement Shares or Placement Warrants.

The Placement Units and their component securities are the same as the public units and their component securities except that they may not be transferable, assignable or salable until 30 days after the consummation of the initial Business Combination, subject to certain limited exceptions.

5. RELATED PARTY TRANSACTIONS

Founder Shares

On May 28, 2015, the Company issued an aggregate of 5,298,333 shares of common stock to the Initial Stockholders (“Founder Shares”) for an aggregate purchase price of $25,000. In January 2017, the Company issued an additional 701,667 Founder Shares for an aggregate purchase price of $3,311. As such, total Founder Shares of 6,000,000 included an aggregate of up to 760,000 shares subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Stockholders would collectively own 25% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to exercise their over-allotment option to purchase 2,200,000 Units on January 25, 2017 and waiver of the remainder of their over-allotment option, 733,333 Founder Shares were no longer subject to forfeiture and 26,667 Founder Shares were forfeited.

The Initial Stockholders have agreed not to transfer, assign or sell any of their Founder Shares (except to permitted transferees) until (i) with respect to 20% of such shares, upon consummation of the Company’s initial Business Combination, (ii) with respect to 20% of such shares, when the closing price of the Company’s common stock exceeds $12.00 for any 20 trading days within a 30-trading day period following the consummation of a Business Combination, (iii) with respect to 20% of such shares, when the closing price of the Company’s common stock exceeds $13.50 for any 20 trading days within a 30-trading day period following the consummation of a Business Combination, (iv) with respect to 20% of such shares, when the closing price of the Company’s common stock exceeds $15.00 for any 20 trading days within a 30-trading day period following the consummation of a Business Combination and (v) with respect to 20% of such shares, when the closing price of the Company’s common stock exceeds $17.00 for any 20 trading days within a 30-trading day period following the consummation of a Business Combination or earlier, in any case, if, following a Business Combination, the Company engages in a subsequent transaction (1) resulting in the Company’s shareholders having the right to exchange their shares for cash or other securities or (2) involving a consolidation, merger or other change in the majority of the Company’s board of directors or management team in which the Company is the surviving entity. Notwithstanding the foregoing, in connection with an initial Business Combination, the Initial Stockholders may transfer, assign or sell their Founder Shares with the Company’s consent to any person or entity that agrees in writing to be bound by the transfer restrictions set forth in the prior sentence.

FINTECH ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2016
AND FOR THE PERIOD FROM MAY 28, 2015 (INCEPTION) THROUGH DECEMBER 31, 2015

Promissory Note — Related Party

As of December 31, 2016, the Company’s Sponsor was committed to provide loans to the Company of up to $500,000 for expenses related to the Company’s formation and the Initial Public Offering. The loans were non-interest bearing, unsecured and due on the earlier of June 30, 2017 or the closing of the Initial Public Offering. As of December 31, 2016 and 2015, amounts outstanding under the loans were $231,846 and $300, respectively. The loans were repaid upon the consummation of the Initial Public Offering on January 25, 2017.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor has committed to loan the Company funds as may be required up to a maximum of $1,100,000 (“Working Capital Loans”), which will be repaid upon the consummation of a Business Combination. However, if the Company does not consummate a Business Combination, the Company may use funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment, other than interest income earned thereon in an amount, when taken together with amounts released to the Company for working capital purposes, that does not exceed $500,000. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. Any part or all of the Working Capital Loans may be converted into additional warrants at $0.75 per one-half of one warrant (warrants to purchase a maximum of 733,333 whole shares if the full $1,100,000 is loaned and that amount is converted into warrants) of the post-Business Combination entity at the option of the Sponsor. The warrants would be identical to the Placement Warrants. There were no Working Capital Loans outstanding as of December 31, 2016 and 2015.

6. COMMITMENTS & CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on January 19, 2017, the holders of the Founder Shares, Placement Units (including any securities contained therein) and the warrants that may be issued upon conversion of the Working Capital Loans (and any shares of common stock issuable upon the exercise of the Placement Warrants or the warrants issued upon conversion of the Working Capital Loans) are entitled to registration rights. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 2,295,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less the underwriting discounts and commissions. On January 25, 2017, the underwriters elected to exercise their over-allotment option to purchase 2,200,000 Units at a purchase price of $10.00 per Unit and waived the remaining portion of the over-allotment option to purchase up to 95,000 Units.

The underwriters were paid a cash underwriting discount of two percent (2.0%) of the gross proceeds of the Initial Public Offering, or $3,060,000. In addition, the underwriters are entitled to a deferred fee of (i) five percent (5.0%) of the gross proceeds of the Initial Public Offering, excluding any amounts raised pursuant to the overallotment option, and (ii) seven percent (7.0%) of the gross proceeds of the Units sold in the Initial Public Offering pursuant to the overallotment option, or an aggregate of $9,190,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

FINTECH ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2016
AND FOR THE PERIOD FROM MAY 28, 2015 (INCEPTION) THROUGH DECEMBER 31, 2015

Deferred Legal Fees

The Company is obligated to pay its attorneys a deferred legal fee of $25,000 upon consummation of a Business Combination or dissolution of the Company if a Business Combination is not completed within the Combination Period. At the closing of the Initial Public Offering on January 25, 2017, the Company recorded $25,000 as deferred legal fees payable.

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2016 and 2015, there were no shares of preferred stock issued or outstanding.

Common Stock — As of December 31, 2016 and 2015, the Company was authorized to issue 25,000,000 shares of common stock with a par value of $0.0001 per share. In connection with the Initial Public Offering, in January 2017, the Company amended its articles of incorporation to increase the authorized number of shares of common stock from 25,000,000 to 35,000,000 shares of common stock. Holders of the Company’s common stock are entitled to one vote for each common share. At December 31, 2016 and 2015, there were 5,298,333 shares of common stock issued and outstanding. As a result of the underwriters’ election to exercise their over-allotment option to purchase 2,200,000 Units on January 25, 2017 and waiver of the remainder of their over-allotment option, 26,667 Founder Shares were forfeited (see Note 5).

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if the Company’s common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Additionally, the Placement Warrants will be non-redeemable so long as they are held by the Sponsor, Cantor or their permitted transferees. If the Placement Warrants are held by someone other than the Sponsor, Cantor or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. In addition, for as long as the Placement Warrants are held by Cantor or its designees or affiliates, they may not be exercised after five years from the effective date of the registration statement for the Initial Public Offering

The Company may redeem the Public Warrants (except with respect to the Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the last sale price of the Company’s common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on a the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

FINTECH ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2016
AND FOR THE PERIOD FROM MAY 28, 2015 (INCEPTION) THROUGH DECEMBER 31, 2015

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

8. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financials statements, the Company did not identify subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of April, 2017.

FINTECH ACQUISITION CORP. II

By:	/s/ Daniel G. Cohen
	Name:	Daniel G. Cohen
	Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ James J. McEntee, III
	Name:	James J. McEntee, III
	Title:	President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Act of 1933, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel G. Cohen	Chief Executive Officer and Director	April 19, 2017
Daniel G. Cohen	(Principal Executive Officer)

/s/ James J. McEntee, III	President and Chief Financial Officer
James J. McEntee, III	(Principal Financial Officer)	April 19, 2017

/s/ Betsy Z. Cohen
Betsy Z. Cohen	Chairman of the Board of Directors	April 19, 2017

/s/ Walter T. Beach
Walter T. Beach	Director	April 19, 2017

/s/ Jeremy Kuiper
Jeremy Kuiper	Director	April 19, 2017

/s/ Shami Patel
Shami Patel	Director	April 19, 2017

2