Form 10-Q
period 2017-03-31
Fintech Acquisition Corp. II
filed 2017-05-15
CIK 1683695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-37986

FINTECH ACQUISITION CORP. II
(Exact name of registrant as specified in its charter)

Delaware	47-4219082
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 Arch Street, Suite 1703 Philadelphia, PA	19104
(Address of Principal Executive Offices)	(Zip Code)

(215) 701-9555
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☐ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes ☒  No ☐

As of May 12, 2017, there were 23,893,333 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

FINTECH ACQUISITION CORP. II

FINTECH ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$233,184	$82,614
Prepaid and other current assets	86,790	—
Total Current Assets	319,974	82,614

Cash and marketable securities held in Trust Account	175,061,666	—
Deferred offering costs	—	387,922

Total Assets	$175,381,640	$470,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$19,315	$2,886
Accrued offering costs	—	214,612
Promissory note – related party	—	231,846
Total Current Liabilities	19,315	449,344

Deferred underwriting fees	9,190,000	—
Deferred legal fees payable	25,000	—
Total Liabilities	9,234,315	449,344

Commitments and Contingencies
Common stock subject to possible redemption, $0.0001 par value; 16,114,732 and -0- shares at redemption value as of March 31, 2017 and December 31, 2016, respectively	161,147,324	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 35,000,000 shares authorized; 7,778,601 and 5,298,333 shares issued and outstanding (excluding 16,114,732 and -0- shares subject to possible redemption) as of March 31, 2017 and December 31, 2016, respectively	778	530
Additional paid-in capital	5,168,121	24,470
Accumulated deficit	(168,898)	(3,808)
Total Stockholders’ Equity	5,000,001	21,192
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$175,381,640	$470,536

The accompanying notes are an integral part of the unaudited condensed financial statements.

1

FINTECH ACQUISITION CORP. II
CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2017

(Unaudited)

Operating costs	$226,756
Loss from operations	(226,756)

Other income:
Interest income	61,666
Net Loss	$(165,090)

Weighted average shares outstanding, basic and diluted	7,070,173

Basic and diluted net loss per common share	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. II
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2017

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2017	5,298,333	$530	$24,470	$(3,808)	$21,192

Issuance of common stock to Initial Stockholders	701,667	70	3,241	-	3,311

Sale of 17,500,000 Units, net of underwriters discount and offering expenses	17,500,000	1,750	162,086,162	-	162,087,912

Sale of 420,000 Placement Units	420,000	42	4,199,958	-	4,200,000

Forfeiture of 26,667 shares of common stock due to underwriter not exercising its full over-allotment option	(26,667)	(3)	3	-	-

Common stock subject to redemption	(16,114,732)	(1,611)	(161,145,713)	-	(161,147,324)

Net loss	-	-	-	(165,090)	(165,090)

Balance – March 31, 2017	7,778,601	$778	$5,168,121	$(168,898)	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. II
CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2017

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(165,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(61,666)
Changes in operating assets and liabilities:
Prepaid expenses	(86,790)
Accrued expenses	16,429
Net cash used in operating activities	(297,117)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(175,000,000)
Net cash used in investing activities	(175,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	171,940,000
Proceeds from sale of Placement Units	4,200,000
Proceed from issuance of common stock to Initial Stockholders	3,311
Repayment of promissory note – related parties	(231,846)
Payment of offering costs	(463,778)
Net cash provided by financing activities	175,447,687

Net Change in Cash and Cash Equivalents	150,570
Cash and Cash Equivalents – Beginning	82,614
Cash and Cash Equivalents – Ending	$233,184

Non-Cash investing and financing activities:
Deferred underwriting fees charged to additional paid in capital	$9,190,000
Deferred legal fees charged to additional paid in capital	$25,000
Initial classification of common stock subject to possible redemption	$161,314,270
Change in value of common stock subject to possible redemption	$(166,946)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2017

(Unaudited)

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

At March 31, 2017, the Company had not yet commenced operations. All activity through March 31, 2017 relates to the Company’s formation and its Initial Public Offering, which is described below. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering on January 25, 2017, an amount of $175,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Placement Units was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination, (ii) the redemption of any Public Shares in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete a Business Combination within 24 months from the consummation of the Initial Public Offering (the “Combination Period”); or (iii) the distribution of the Trust Account, as described below, if the Company is unable to complete a Business Combination within the Combination Period or upon any earlier liquidation of the Company.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq Capital Market (“NASDAQ”) rules provide that the Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the signing of a definitive agreement in connection with a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires a majority of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

FINTECH ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2017

(Unaudited)

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes or to pay its tax obligations). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor, Daniel Cohen, Betsy Cohen, DGC Family FinTech Trust, Swarthmore Trust of 2016, James J. McEntee, III, Shami Patel and Jeremy Kuiper (together the “Initial Stockholders”), have agreed to vote their Founder Shares (as defined in Note 5), Placement Shares (as defined in Note 4) and any Public Shares held by them in favor of approving a Business Combination. Cantor has not committed to vote any shares held by it in favor of a Business Combination.

The Company will have until the expiration of the Combination Period to consummate its Business Combination. If the Company is unable to consummate a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purposes of winding up of its affairs; (ii) distribute the aggregate amount then on deposit in the Trust Account, including any portion of the interest earned thereon which was not previously used for working capital or to pay dissolution expenses or taxes, pro rata to the public stockholders by way of redemption of the Public Shares (which redemption would completely extinguish such holders’ rights as stockholders, including the right to receive further liquidation distributions, if any); and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation.

The Company will also provide its stockholders with the opportunity to redeem all or a portion of their Public Shares in connection with any stockholder vote to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of Public Shares if it does not complete a Business Combination within the Combination Period. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes or to pay its tax obligations). There will be no redemption rights with respect to the Company’s warrants in connection with such a stockholder vote to approve such an amendment to the Company’s Amended and Restated Certificate of Incorporation. Notwithstanding the foregoing, the Company may not redeem shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Initial Stockholders have agreed to vote their Founder Shares, Placement Shares and any Public Shares held by them in favor of any such amendment.

The Initial Stockholders and Cantor have agreed to waive their redemption rights with respect to the Founder Shares and Placement Shares (i) in connection with the consummation of a Business Combination, (ii) in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if it does not complete a Business Combination within the Combination Period, and (iii) if the Company fails to consummate a Business Combination within the Combination Period or upon the Company’s liquidation prior to the expiration of the Combination Period. The Initial Stockholders have also agreed to waive their redemption rights with respect to Public Shares in connection with a Business Combination and in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation to modify the substance or timing of its obligation to redeem 100% of its Public Shares if it does not complete a Business Combination within the Combination Period. However, the Initial Stockholders will be entitled to redemption rights with respect to any Public Shares held by them if the Company fails to consummate a Business Combination or liquidates within the Combination Period. Cantor will have the same redemption rights as a public stockholder with respect to any Public Shares it acquires, however, Cantor has informed the Company that it has no current commitments, plans or intentions to acquire Public Shares for its own account. The underwriters have agreed to waive their rights to deferred underwriting commissions held in the Trust Account in the event the Company does not consummate a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Initial Public Offering. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Company’s Chief Executive Officer has agreed that he will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for service rendered, contracted for or products sold to the Company. However, he may not be able to satisfy those obligations should they arise.

FINTECH ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2017

(Unaudited)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on April 19, 2017, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2016 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The interim results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any future interim periods.

The Company had no activity for the three months ended March 31, 2016. Accordingly, the condensed statement of operations and condensed statement of cash flow for the comparative period for the three months ended March 31, 2016 are not presented.

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

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

FINTECH ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2017

(Unaudited)

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2017 and December 31, 2016.

Cash and marketable securities held in Trust Account

At March 31, 2017, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2017, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering costs

Offering costs consist principally of legal, accounting and underwriting costs incurred that are directly related to the Initial Public Offering. Offering costs amounting to $12,912,088 were charged to stockholder’s equity upon completion of the Initial Public Offering.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2017 and December 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal, state, and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with federal, state, and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The provision for income taxes was deemed to be immaterial for the three months ended March 31, 2017.

Net loss per common share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding shares of common stock forfeited by certain of our Initial Shareholders on January 25, 2017. Shares of common stock subject to possible redemption at March 31, 2017 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. At March 31, 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. The Company has not considered the effect of warrants to purchase 8,960,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the period.

FINTECH ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2017

(Unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2017 and December 31, 2016, the Company had not experienced losses on this account, and management believes the Company is not exposed to significant risks on such account.

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

The Placement Units and their component securities are the same as the public units and their component securities except that they may not be transferable, assignable or salable until 30 days after the consummation of an initial Business Combination, subject to certain limited exceptions.

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

FINTECH ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2017

(Unaudited)

Promissory Note — Related Party

Prior to the closing of the Initial Public Offering, the Company’s Sponsor loaned the Company $231,846 for expenses related to the Company’s formation and the Initial Public Offering. The loan was non-interest bearing, unsecured and due on the earlier of June 30, 2017 or the closing of the Initial Public Offering. The loan was repaid upon the closing of the Initial Public Offering on January 25, 2017.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor has committed to loan the Company funds as may be required up to a maximum of $1,100,000 (“Working Capital Loans”), which will be repaid upon the consummation of a Business Combination. However, if the Company does not consummate a Business Combination, the Company may use funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment, other than interest income earned thereon in an amount, when taken together with amounts released to the Company for working capital purposes, that does not exceed $500,000. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. Any part or all of the Working Capital Loans may be converted into additional warrants at $0.75 per one-half of one warrant (warrants to purchase a maximum of 733,333 whole shares if the full $1,100,000 is loaned and that amount is converted into warrants) of the post-Business Combination entity at the option of the Sponsor. The warrants would be identical to the Placement Warrants. There were no Working Capital Loans outstanding as of March 31, 2017 and December 31, 2016.

6. COMMITMENTS AND CONTINGENCIES

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

Underwriters Agreement

The Company granted the underwriters a 45-day option to purchase up to 2,295,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less the underwriting discounts and commissions. On January 25, 2017, the underwriters exercised their over-allotment option to purchase 2,200,000 Units at a purchase price of $10.00 per Unit and waived the remaining portion of the over-allotment option to purchase up to 95,000 Units.

The underwriters were paid a cash underwriting discount of two percent (2.0%) of the gross proceeds of the Initial Public Offering, or $3,060,000. In addition, the underwriters are entitled to a deferred fee of (i) five percent (5.0%) of the gross proceeds of the Initial Public Offering, excluding any amounts raised pursuant to the overallotment option, and (ii) seven percent (7.0%) of the gross proceeds of the Units sold in the Initial Public Offering pursuant to the overallotment option, or an aggregate of $9,190,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Deferred Legal Fees

The Company is obligated to pay its attorneys a deferred legal fee of $25,000 upon consummation of a Business Combination or dissolution of the Company if a Business Combination is not completed within the Combination Period. Accordingly, the Company has recorded $25,000 as deferred legal fees payable in the accompanying condensed balance sheet at March 31, 2017.

FINTECH ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2017

(Unaudited)

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2017 and December 31, 2016, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 35,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each common share. At March 31, 2017 and December 31, 2016, there were 7,778,601 and 5,298,333 shares of common stock issued and outstanding, respectively (excluding 16,114,732 and 0 shares of common stock subject to possible redemption).

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

Additionally, the Placement Warrants will be non-redeemable so long as they are held by the Sponsor, Cantor or their permitted transferees. If the Placement Warrants are held by someone other than the Sponsor, Cantor or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. In addition, for as long as the Placement Warrants are held by Cantor or its designees or affiliates, they may not be exercised after five years from the effective date of the registration statement for the Initial Public Offering.

The Company may redeem the Public Warrants (except as described above with respect to the Placement Warrants):

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

FINTECH ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2017

(Unaudited)

8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2017	December 31, 2016
Assets:
Cash and marketable securities held in Trust Account	1	$175,061,666	$-

9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “we,” “us,” “our” or the “Company” refer to FinTech Acquisition Corp. II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to FinTech Investor Holdings II, LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this report.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our registration statement and prospectus for the initial public offering (the “Initial Public Offering”) of our units (“Units”) filed with the U.S. Securities and Exchange Commission (the “SEC”). Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on May 28, 2015 as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We intend to use cash from the proceeds of our Initial Public Offering and the private placement of our Units that occurred simultaneously with the completion of the Initial Public Offering (the “Private Placement”), our capital stock, debt or a combination of cash, stock and debt to effectuate our initial Business Combination. We have until January 25, 2019 to consummate our initial Business Combination. If we do not consummate an initial Business Combination by January 25, 2019, we will distribute the aggregate amount then on deposit in the Trust Account (as defined below), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up our affairs.

Results of Operations

We have neither engaged in any operations nor generated any revenues as of March 31, 2017. Our only activities from inception to March 31, 2017 have been organizational activities, preparation for and consummation of our Initial Public Offering and activities to identify and evaluate potential target businesses. We do not expect to generate any operating revenues prior to the completion of our initial Business Combination, of which there can be no assurance.

Upon the consummation of our Initial Public Offering on January 25, 2017, we deposited $175,000,000 of the gross proceeds of the Initial Public Offering and Private Placement into a trust account (the “Trust Account”). Funds in the Trust Account are invested in U.S. government treasury bills with a maturity of 180 days or less or money market funds investing solely in U.S. treasuries and meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Following our Initial Public Offering we have generated, and expect to continue to generate, non-operating income in the form of interest income on cash and cash equivalents held in the Trust Account. We expect to incur increased operating expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses relating to an initial Business Combination.

For the three months ended March 31, 2017, we had a net loss of $165,090, which consists of operating costs of $226,756, offset by interest income on marketable securities held in the Trust Account of $61,666.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering on January 25, 2017, our only source of liquidity was the sale of 6,000,000 shares (the “Founder Shares”) of our common stock (“Common Stock”) to our Sponsor and certain of our initial shareholders for an aggregate purchase price of $28,311, and monies loaned to us by the Sponsor to fund organizational costs and expenses in connection with our Initial Public Offering.  As of March 31, 2017, all such loans from the Sponsor have been repaid (See Part I, Item I, Note 5 to our Condensed Financial Statements – Related Party Transactions).

On January 25, 2017, we consummated the Initial Public Offering of 17,500,000 Units at a price of $10.00 per Unit generating gross proceeds of $175,000,000. Simultaneously with the closing of the Initial Public Offering, we sold an aggregate of 420,000 Units (the “Placement Units”) in the Private Placement for an aggregate purchase price of $4,200,000, or $10.00 per Unit, to the Sponsor (390,000 Units) and Cantor Fitzgerald & Co. (30,000 Units), the underwriter for the Initial Public Offering (“Cantor Fitzgerald”), pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act. Each Placement Unit consists of one share of common stock and one-half of one warrant to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment (a “Placement Warrant”). Following the Initial Public Offering, $175,000,000 of the gross proceeds of the Initial Public Offering and the Private Placement were placed into the Trust Account.

As of March 31, 2017, we had cash of $233,184 held outside the Trust Account. At March 31, 2017, we had $19,315 of accounts payable and accrued expenses, $25,000 of deferred legal fees payable relating to the Initial Public Offering, which are payable only if we consummate a Business Combination or upon dissolution of the Company if a Business Combination is not completed by January 25, 2019, and $9,010,000 of deferred underwriting fees, which are payable only if we consummate a Business Combination. The deferred underwriting fees are held in the Trust Account (see Part I, Item 1, Note 6 to our Condensed Financial Statements - Commitments and Contingencies).

As of March 31, 2017, we had cash and marketable securities held in the Trust Account of $175,061,666 (including approximately $62,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us for working capital purposes and to pay taxes or any dissolution expenses. Through March 31, 2017, we did not withdraw any funds from the interest earned on the Trust Account.

For the three months ended March 31, 2017, cash used in operating activities was $297,117, consisting primarily of a net loss of $165,090, offset by interest earned on cash and marketable securities held in the Trust Account of $61,666. Changes in operating assets and liabilities used $70,361 of cash for operating activities.

We intend to use substantially all of the funds held in the Trust Account to complete our Business Combination. We may withdraw interest on funds held in the Trust Account for working capital purposes, the payment of taxes or dissolution expenses, if any. We do not expect the interest earned on the amount in the Trust Account to be sufficient to pay our income and franchise taxes. If we use our equity or debt securities as consideration for our initial Business Combination, or we do not use all of the funds released from the Trust Account for payment of such consideration, we may apply the excess funds for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating the initial Business Combination, including loans made to us by the Sponsor to fund an Initial Business Combination, or for working capital (see Part I, Item 1, Note 5 to our Condensed Financial Statements - Related Party Transactions). Funds held in the Trust Account may also be used to fund the redemption of common stock as described in Part I, Item 1, Note 1 to our Condensed Financial Statements - Description of Organization and Business Operations.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, pay for travel expenditures, structure, negotiate and complete a Business Combination, pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our tax and for working capital purposes.

The Sponsor committed to loan us funds from time to time of up to a maximum of $1,100,000 to finance transaction costs in connection with an initial Business Combination and for working capital requirements following our Initial Public Offering. See Part I, Item 1, Note 5 to our Condensed Financial Statements - Related Party Transactions, for a description of the terms of this loan.

Off-balance sheet financing arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Significant Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following significant accounting policy:

Common stock subject to possible redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2017, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market driven rates or prices. We are a blank check company incorporated on May 28, 2015 as a Delaware corporation formed for the purpose of effecting a Business Combination with one or more businesses. We are not presently engaged in and, if we do not consummate a suitable Business Combination prior to January 25, 2019, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a Business Combination, we will not be, exposed to significant risks associated with foreign exchange rates, commodity prices, equity prices or other market driven rates or prices. The net proceeds of our Initial Public Offering held in the Trust Account may be invested only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our prospectus dated January 19, 2017 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this report, there have been no material changes to the risk factors disclosed in our prospectus dated January 19, 2017 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On May 28, 2015, we sold an aggregate of 5,298,333 Founder Shares to the Sponsor and certain of our initial shareholders for aggregate consideration of $25,000, or $0.004718 per share. In addition, on January 19, 2017, we sold an additional 701,667 Founder Shares to certain of our initial shareholders for aggregate consideration of $3,311, or $0.004718 per share. The Founder Shares were sold pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act and 760,000 of the Founder Shares were subject to forfeiture to the extent the underwriters’ over-allotment option of 2,295,000 Units in connection with the Initial Public Offering was not exercised. On January 25, 2017, the underwriters notified the Company that they were waiving the remainder of the over-allotment option of 95,000 Units. As a result of the underwriters’ determination not to fully exercise their overallotment option, certain of the Company’s initial’s shareholders forfeited an aggregate of 26,667 Founder Shares.

On January 25, 2017, we sold 420,000 Placement Units in the Private Placement for an aggregate purchase price of $4,200,000, or $10.00 per Unit, to the Sponsor (390,000 Units) and Cantor Fitzgerald (30,000 Units), pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act. Each Placement Unit consists of one share of common stock and one half of a Placement Warrant. The Placement Warrants are identical to the warrants included in the Units issued in the Initial Public Offering (see Part I, Item 1, Note 3 to our Condensed Financial Statements – Initial Public Offering), except that, if held by Cantor Fitzgerald, the Sponsor or their permitted transferees, (a) they are not redeemable by the Company, (b) they (including the underlying common stock) may not be transferred, assigned or sold until 30 days after the consummation of the Company’s initial business combination, subject to certain limited exceptions, and (c) they may be exercised on a cashless basis. In addition, for so long as the Placement Warrants are held by Cantor Fitzgerald or its designees, they may not be exercised after January 19, 2022.

Use of Proceeds

On January 25, 2017, we sold 17,500,000 Units in our Initial Public Offering at a price of $10.00 per Unit, generating gross proceeds of $175,000,000. Each Unit consists of one share of our common stock and one half of one warrant, where each whole warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment. See Part I, Item 1, Note 3 to our Condensed Financial Statements – Initial Public Offering, for a description of the other terms of the warrants included in the Units sold in the Initial Public Offering.

Cantor Fitzgerald (as representative of the underwriters) and Northland Capital Markets served as the underwriters for the Initial Public Offering. The Units sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-215305), which was declared effective by the SEC on January 19, 2017.

We paid a total of $3,060,000 in underwriting discounts and commissions and approximately $640,000 in other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $9,190,000 in underwriting discounts and commissions (which is currently held in the Trust Account), which will be payable only upon consummation of an initial Business Combination.

After deducting the underwriting discounts and commissions (excluding the deferred portion of up to $9,190,000 in underwriting discounts and commissions, which will be payable only upon consummation of an initial Business Combination) and the total offering expenses, the total net proceeds from our Initial Public Offering and the Private Placement were $175,501,111 of which $175,000,000 (or approximately $10.00 per unit sold in the Public Offering) was placed in the Trust Account.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 19, 2017, between the Company and Cantor Fitzgerald & Co.(1)
3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on January 20, 2017(1)
3.2	Amended and Restated Bylaws(2)
4.1	Specimen Unit Certificate(2)
4.2	Specimen Common Stock Certificate(2)
4.3	Specimen Warrant Certificate(2)
4.4	Warrant Agreement, dated January 19, 2017, between Continental Stock Transfer & Trust Company and the Company(1)
10.1	Letter Agreement, dated January 19, 2017, by and between the Company and Cantor Fitzgerald & Co.(1)
10.2	Letter Agreement, dated January 19, 2017, by and among the Company and certain security holders, officers and directors of the Company(1)
10.3	Placement Unit Subscription Agreement dated December 23, 2016 with FinTech Investor Holdings II, LLC(2)
10.4	Placement Unit Subscription Agreement dated December 23, 2016 with Cantor Fitzgerald & Co.(2)
10.5	Investment Management Trust Account Agreement, dated January 19, 2017, between Continental Stock Transfer & Trust Company and the Company(1)
10.6	Registration Rights Agreement, dated January 19, 2017, between the Company and certain security holders(1)
10.7	Loan Commitment Agreement, dated January 19, 2017, by and between the Company and FinTech Investor Holdings II, LLC(1)
10.8	Form of Indemnity Agreement(2)
10.9	Promissory Note for expenses prior to initial public offering expenses from FinTech Investor Holdings II, LLC to Registrant(2)
14.1	Code of Business Conduct and Ethics(2)
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 25, 2017
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1, as amended (File No. 333-215305)

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINTECH ACQUISITION CORP. II

May 15, 2017	By:	/s/ Daniel G. Cohen
		Name:	Daniel G. Cohen
		Title:	Chief Executive Officer
(Principal Executive Officer)

May 15, 2017	By:	/s/ James J. McEntee, III
		Name:	James J. McEntee, III
		Title:	President and Chief Financial Officer
(Principal Financial Officer)

