Form 10-Q
period 2017-06-30
Fintech Acquisition Corp. II
filed 2017-08-10
CIK 1683695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 9, 2017, there were 23,893,333 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

FINTECH ACQUISITION CORP. II

FINTECH ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$163,746	$82,614
Prepaid and other current assets	56,239	—
Total Current Assets	219,985	82,614

Cash and marketable securities held in Trust Account	175,402,131	—
Deferred offering costs	—	387,922

Total Assets	$175,622,116	$470,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$25,389	$2,886
Income taxes payable	109,457	—
Accrued offering costs	—	214,612
Promissory note – related party	—	231,846
Total Current Liabilities	134,846	449,344

Deferred underwriting fees	9,190,000	—
Deferred legal fees payable	25,000	—
Total Liabilities	9,349,846	449,344

Commitments and Contingencies
Common stock subject to possible redemption, $0.0001 par value; 16,127,226 and -0- shares at redemption value as of June 30, 2017 and December 31, 2016, respectively	161,272,260	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 35,000,000 shares authorized; 7,766,107 and 5,298,333 shares issued and outstanding (excluding 16,127,226 and -0- shares subject to possible redemption) as of June 30, 2017 and December 31, 2016, respectively	777	530
Additional paid-in capital	5,043,186	24,470
Accumulated deficit	(43,953)	(3,808)
Total Stockholders’ Equity	5,000,010	21,192
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$175,622,116	$470,536

The accompanying notes are an integral part of the unaudited condensed financial statements

FINTECH ACQUISITION CORP. II
CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2017	2017

Operating costs	$106,063	$332,819
Loss from operations	(106,063)	(332,819)

Other income:
Interest income	340,465	402,131

Income before taxes	234,402	69,312
Provision for income taxes	(109,457)	(109,457)

Net Income (Loss)	$124,945	$(40,145)

Weighted average shares outstanding
Basic(1)	7,778,601	7,426,344
Diluted	21,321,280	7,426,344

Net income (loss) per common share
Basic	$0.02	$(0.01)
Diluted	$0.01	$(0.01)

(1)	This number excludes an aggregate of up to 16,127,226 shares subject to possible redemption at June 30, 2017.

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. II
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2017

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2017	5,298,333	$530	$24,470	$(3,808)	$21,192

Issuance of common stock to Initial Stockholders	701,667	70	3,241	-	3,311

Sale of 17,500,000 Units, net of underwriters discount and offering expenses	17,500,000	1,750	162,086,162	-	162,087,912

Sale of 420,000 Placement Units	420,000	42	4,199,958	-	4,200,000

Forfeiture of 26,667 shares of common stock due to underwriter not exercising its full over-allotment option	(26,667)	(3)	3	-	-

Common stock subject to redemption	(16,127,226)	(1,612)	(161,270,648)	-	(161,272,260)

Net loss	-	-	-	(40,145)	(40,145)

Balance – June 30, 2017	7,766,107	$777	$5,043,186	$(43,953)	$5,000,010

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. II
CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2017

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(40,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(402,131)
Changes in operating assets and liabilities:
Prepaid expenses	(56,239)
Accrued expenses	22,503
Income taxes payable	109,457
Net cash used in operating activities	(366,555)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(175,000,000)
Net cash used in investing activities	(175,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	171,940,000
Proceeds from sale of Placement Units	4,200,000
Proceed from issuance of common stock to Initial Stockholders	3,311
Repayment of promissory note – related parties	(231,846)
Payment of offering costs	(463,778)
Net cash provided by financing activities	175,447,687

Net Change in Cash and Cash Equivalents	81,132
Cash and Cash Equivalents – Beginning	82,614
Cash and Cash Equivalents – Ending	$163,746

Non-Cash investing and financing activities:
Deferred underwriting fees charged to additional paid in capital	$9,190,000
Deferred legal fees charged to additional paid in capital	$25,000
Initial classification of common stock subject to possible redemption	$161,314,270
Change in value of common stock subject to possible redemption	$(42,010)

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2017

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

At June 30, 2017, the Company had not yet commenced operations. All activity through June 30, 2017 relates to the Company’s formation and its Initial Public Offering, which is described below, and identifying a target company for a Business Combination.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 420,000 units (the “Placement Units”) at a price of $10.00 per Unit in a private placement to the Company’s sponsor, FinTech Investors Holding II, LLC (the “Sponsor”), and Cantor Fitzgerald & Co., the representative of the underwriters for the Initial Public Offering (“Cantor”), generating gross proceeds of $4,200,000, which is described in Note 4.

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

FINTECH ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2017

(Unaudited)

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

FINTECH ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2017

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on April 19, 2017, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2016 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The interim results for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any future interim periods.

The Company had no activity for the three and six months ended June 30, 2016. Accordingly, the condensed statement of operations and condensed statement of cash flow for the comparative period for the three and six months ended June 30, 2016 are not presented.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2017 and December 31, 2016.

FINTECH ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2017

(Unaudited)

Cash and marketable securities held in Trust Account

At June 30, 2017, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2017, 16,127,226 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering costs

Offering costs consist principally of legal, accounting and underwriting costs incurred that are directly related to the Initial Public Offering. Offering costs amounting to $12,912,088 were charged to stockholders’ equity upon completion of the Initial Public Offering.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2017 and December 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The provision for income taxes was deemed to be immaterial for the three and six months ended June 30, 2017.

Net income (loss) per common share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period, excluding shares of common stock forfeited by certain of the Company’s Initial Shareholders on January 25, 2017. Shares of common stock subject to possible redemption at June 30, 2017 have been excluded from the calculation of basic income per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants to purchase 8,960,000 shares of common stock in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. Diluted net income per share for the three months ended June 30, 2017 includes the effect of 21,321,280 shares of common stock.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2017 and December 31, 2016, the Company had not experienced losses on this account, and management believes the Company is not exposed to significant risks on such account.

FINTECH ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2017

(Unaudited)

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
JUNE 30, 2017

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor has committed to loan the Company funds as may be required up to a maximum of $1,100,000 (“Working Capital Loans”), which will be repaid upon the consummation of a Business Combination. However, if the Company does not consummate a Business Combination, the Company may use funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment, other than interest income earned thereon in an amount, when taken together with amounts released to the Company for working capital purposes, that does not exceed $500,000. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. Any part or all of the Working Capital Loans may be converted into additional warrants at $0.75 per one-half of one warrant (warrants to purchase a maximum of 733,333 whole shares if the full $1,100,000 is loaned and that amount is converted into warrants) of the post-Business Combination entity at the option of the Sponsor. The warrants would be identical to the Placement Warrants. There were no Working Capital Loans outstanding as of June 30, 2017 and December 31, 2016.

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

Deferred Legal Fees

The Company is obligated to pay its attorneys a deferred legal fee of $25,000 upon consummation of a Business Combination or dissolution of the Company if a Business Combination is not completed within the Combination Period. Accordingly, the Company has recorded $25,000 as deferred legal fees payable in the accompanying condensed balance sheet at June 30, 2017.

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2017 and December 31, 2016, there were no shares of preferred stock issued or outstanding.

FINTECH ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2017

(Unaudited)

Common Stock — The Company is authorized to issue 35,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each common share. At June 30, 2017 and December 31, 2016, there were 7,766,107 and 5,298,333 shares of common stock issued and outstanding, respectively (excluding 16,127,226 and -0- shares of common stock subject to possible redemption).

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
JUNE 30, 2017

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2017	December 31, 2016
Assets:
Cash and marketable securities held in Trust Account	1	$175,402,131	$-

9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues as of June 30, 2017. Our only activities from inception to June 30, 2017 have been organizational activities, preparation for and consummation of our Initial Public Offering and activities to identify and evaluate potential target businesses. We do not expect to generate any operating revenues prior to the completion of our initial Business Combination, of which there can be no assurance.

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

For the three months ended June 30, 2017, we had net income of $124,945, which consists of operating costs of $106,063, interest income on marketable securities held in the Trust Account of $340,465 and a provision for income taxes of $109,457.

For the six months ended June 30, 2017, we had a net loss of $40,145, which consists of operating costs of $332,819, interest income on marketable securities held in the Trust Account of $402,131 and a provision for income taxes of $109,457.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering on January 25, 2017, our only source of liquidity was the sale of 6,000,000 shares (the “Founder Shares”) of our common stock (“Common Stock”) to our Sponsor and certain of our initial shareholders for an aggregate purchase price of $28,311, and monies loaned to us by the Sponsor to fund organizational costs and expenses in connection with our Initial Public Offering.  As of June 30, 2017, all such loans from the Sponsor have been repaid (See Part I, Item I, Note 5 to our Condensed Financial Statements – Related Party Transactions).

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

As of June 30, 2017, we had cash of $163,746 held outside the Trust Account. At June 30, 2017, we had $25,389 of accounts payable and accrued expenses, $25,000 of deferred legal fees payable relating to the Initial Public Offering, which are payable only if we consummate a Business Combination or upon dissolution of the Company if a Business Combination is not completed by January 25, 2019, and $9,190,000 of deferred underwriting fees, which are payable only if we consummate a Business Combination. The deferred underwriting fees are held in the Trust Account (see Part I, Item 1, Note 6 to our Condensed Financial Statements - Commitments and Contingencies).

As of June 30, 2017, we had cash and marketable securities held in the Trust Account of $175,402,131 (including approximately $402,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us for working capital purposes and to pay taxes or any dissolution expenses. Through June 30, 2017, we did not withdraw any funds from the interest earned on the Trust Account.

For the six months ended June 30, 2017, cash used in operating activities was $366,555, consisting primarily of a net loss of $40,145 and interest earned on cash and marketable securities held in the Trust Account of $402,131. Changes in operating assets and liabilities provided $75,721 of cash for operating activities.

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

Common stock subject to possible redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2017, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

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

None.

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

FINTECH ACQUISITION CORP. II

August 10, 2017	By:	/s/ Daniel G. Cohen
		Name:	Daniel G. Cohen
		Title:	Chief Executive Officer
(Principal Executive Officer)

August 10, 2017	By:	/s/ James J. McEntee, III
		Name:	James J. McEntee, III
		Title:	President and Chief Financial Officer
(Principal Financial Officer)

