Form 10-Q
period 2017-09-30
Fintech Acquisition Corp. II
filed 2017-11-14
CIK 1683695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 13, 2017, there were 23,893,333 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

FINTECH ACQUISITION CORP. II

FINTECH ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash	$74,873	$82,614
Prepaid expenses and other current assets	49,428	—
Total Current Assets	124,301	82,614

Cash and marketable securities held in Trust Account	175,858,355	—
Deferred offering costs	—	387,922
Total Assets	$175,982,656	$470,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$91,745	$2,886
Income taxes payable	264,573	—
Accrued offering costs	—	214,612
Promissory note – related party	—	231,846
Total Current Liabilities	356,318	449,344

Deferred underwriting fees	9,190,000	—
Deferred legal fees payable	25,000	—
Total Liabilities	9,571,318	449,344

Commitments and Contingencies
Common stock subject to possible redemption, $0.0001 par value; 16,141,133 and -0- shares (at redemption value of approximately $10.00 per share as of September 30, 2017 and December 31, 2016, respectively)	161,411,330	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 35,000,000 shares authorized; 7,752,200 and 5,298,333 shares issued and outstanding (excluding 16,141,133 and -0- shares subject to possible redemption) as of September 30, 2017 and December 31, 2016, respectively	775	530
Additional paid-in capital	4,904,118	24,470
Retained earnings (accumulated deficit)	95,115	(3,808)
Total Stockholders’ Equity	5,000,008	21,192
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$175,982,656	$470,536

The accompanying notes are an integral part of the unaudited condensed financial statements

FINTECH ACQUISITION CORP. II
CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Operating costs	$162,040	$871	$494,859	$871
Loss from operations	(162,040)	(871)	(494,859)	(871)

Other income:
Interest income	456,224	—	858,355	—

Income (loss) before taxes	294,184	(871)	363,496	(871)
Provision for income taxes	(155,116)	—	(264,573)	—

Net Income (Loss)	$139,068	$(871)	$98,923	$(871)

Weighted average shares outstanding
Basic (1)	7,766,107	4,640,000	7,540,843	4,640,000
Diluted	23,893,333	4,640,000	22,188,052	4,640,000

Net income (loss) per common share
Basic	$0.02	$(0.00)	$0.01	$(0.00)
Diluted	$0.01	$(0.00)	$0.00	$(0.00)

(1)	This number excludes an aggregate of up to 16,141,133 shares subject to possible redemption at September 30, 2017 and 658,333 shares held by the initial stockholders that were subject to forfeiture at September 30, 2016.

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. II
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2017

(Unaudited)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2017	5,298,333	$530	$24,470	$(3,808)	$21,192

Issuance of common stock to Initial Stockholders	701,667	70	3,241	—	3,311

Sale of 17,500,000 Units, net of underwriters discount and offering expenses	17,500,000	1,750	162,086,162	—	162,087,912

Sale of 420,000 Placement Units	420,000	42	4,199,958	—	4,200,000

Forfeiture of 26,667 shares of common stock due to underwriter not exercising its full over-allotment option	(26,667)	(3)	3	—	—

Common stock subject to redemption	(16,141,133)	(1,614)	(161,409,716)	—	(161,411,330)

Net income	—	—	—	98,923	98,923

Balance – September 30, 2017	7,752,200	$775	$4,904,118	$95,115	$5,000,008

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. II
CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$98,923	$(871)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(858,355)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(49,428)	—
Accrued expenses	88,859	299
Income taxes payable	264,573	—
Net cash used in operating activities	(455,428)	(572)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(175,000,000)	—
Net cash used in investing activities	(175,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	171,940,000	—
Proceeds from sale of Placement Units	4,200,000	—
Proceed from issuance of common stock to Initial Stockholders	3,311	—
Proceeds from collection of notes receivable from stockholders	—	25,000
Repayment of promissory note – related party	(231,846)	81,546
Payment of offering costs	(463,778)	(91,636)
Net cash provided by financing activities	175,447,687	14,910

Net Change in Cash	(7,741)	14,338
Cash – Beginning	82,614	—
Cash – Ending	$74,873	$14,338

Non-Cash investing and financing activities:
Deferred offering costs included in accrued expenses	$—	$88,889
Deferred underwriting fees charged to additional paid in capital	$9,190,000	$—
Deferred legal fees charged to additional paid in capital	$25,000	$—
Initial classification of common stock subject to possible redemption	$161,314,270	$—
Change in value of common stock subject to possible redemption	$97,060	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

FINTECH ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

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

At September 30, 2017, the Company had not yet commenced operations. All activity through September 30, 2017 relates to the Company’s formation and its Initial Public Offering, which is described below, and identifying a target company for a Business Combination.

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
SEPTEMBER 30, 2017

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
SEPTEMBER 30, 2017

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on April 19, 2017, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2016 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The interim results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any future interim periods.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

FINTECH ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

(Unaudited)

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2017 and December 31, 2016.

Cash and marketable securities held in Trust Account

At September 30, 2017, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2017, 16,141,133 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section on the Company’s condensed balance sheets.

Offering costs

Offering costs consist principally of legal, accounting and underwriting costs incurred that were directly related to the Initial Public Offering. Offering costs amounting to $12,912,088 were charged to stockholders’ equity upon completion of the Initial Public Offering.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed to be immaterial as of September 30, 2017 and December 31, 2016.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2017 and December 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

FINTECH ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

(Unaudited)

Net income (loss) per common share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding shares of common stock forfeited by certain of the Company’s Initial Shareholders on January 25, 2017. Shares of common stock subject to possible redemption at September 30, 2017 have been excluded from the calculation of basic income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants to purchase 8,960,000 shares of common stock in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. Diluted net income per share for the three and nine months ended September 30, 2017 includes the effect of 23,893,333 and 22,188,052 shares of common stock, respectively.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2017 and December 31, 2016, the Company had not experienced losses on this account, and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

FINTECH ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

(Unaudited)

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor has committed to loan the Company funds as may be required up to a maximum of $1,100,000 (“Working Capital Loans”), which will be repaid upon the consummation of a Business Combination. However, if the Company does not consummate a Business Combination, the Company may use funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment, other than interest income earned thereon in an amount, when taken together with amounts released to the Company for working capital purposes, that does not exceed $500,000. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. Any part or all of the Working Capital Loans may be converted into additional warrants at $0.75 per one-half of one warrant (warrants to purchase a maximum of 733,333 whole shares if the full $1,100,000 is loaned and that amount is converted into warrants) of the post-Business Combination entity at the option of the Sponsor. The warrants would be identical to the Placement Warrants. There were no Working Capital Loans outstanding as of September 30, 2017 and December 31, 2016.

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

FINTECH ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

(Unaudited)

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

Deferred Legal Fees

The Company is obligated to pay its attorneys a deferred legal fee of $25,000 upon consummation of a Business Combination or dissolution of the Company if a Business Combination is not completed within the Combination Period. Accordingly, the Company has recorded $25,000 as deferred legal fees payable in the accompanying condensed balance sheet at September 30, 2017.

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2017 and December 31, 2016, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 35,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each common share. At September 30, 2017 and December 31, 2016, there were 7,752,200 and 5,298,333 shares of common stock issued and outstanding, respectively (excluding 16,141,133 and -0- shares of common stock subject to possible redemption).

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

FINTECH ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2017	December 31, 2016
Assets:
Cash and marketable securities held in Trust Account	1	$175,858,355	$-

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

Results of Operations

We have neither engaged in any operations nor generated any revenues as of September 30, 2017. Our only activities from inception to September 30, 2017 have been organizational activities, preparation for and consummation of our Initial Public Offering and activities to identify and evaluate potential target businesses. We do not expect to generate any operating revenues prior to the completion of our initial Business Combination, of which there can be no assurance.

Upon the consummation of our Initial Public Offering on January 25, 2017, we deposited $175,000,000 of the gross proceeds of the Initial Public Offering and Private Placement into a trust account (the “Trust Account”). Funds in the Trust Account are invested in U.S. government treasury bills with a maturity of 180 days or less or money market funds investing solely in U.S. treasuries and meeting the conditions specified in Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Following our Initial Public Offering we have generated, and expect to continue to generate, non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We expect to incur increased operating expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses relating to an initial Business Combination.

For the three months ended September 30, 2017, we had net income of $139,068, which consists of operating costs of $162,040, interest income on cash and marketable securities held in the Trust Account of $456,224 and a provision for income taxes of $155,116.

For the nine months ended September 30, 2017, we had net income of $98,923, which consists of operating costs of $494,859, interest income on cash and marketable securities held in the Trust Account of $858,355 and a provision for income taxes of $264,573.

For the three and nine months ended September 30, 2016, we had a net loss of $871 and incurred costs of $871.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering on January 25, 2017, our only source of liquidity was the sale of 6,000,000 shares (the “Founder Shares”) of our common stock (“Common Stock”) to our Sponsor and certain of our initial shareholders for an aggregate purchase price of $28,311, and monies loaned to us by the Sponsor to fund organizational costs and expenses in connection with our Initial Public Offering.  As of September 30, 2017, all such loans from the Sponsor have been repaid (See Part I, Item I, Note 5 to our Condensed Financial Statements – Related Party Transactions).

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

As of September 30, 2017, we had cash of $74,873 held outside the Trust Account. At September 30, 2017, we had $356,318 of accounts payable, accrued expenses and income taxes payable, $25,000 of deferred legal fees payable relating to the Initial Public Offering, which are payable only if we consummate a Business Combination or upon dissolution of the Company if a Business Combination is not completed by January 25, 2019, and $9,190,000 of deferred underwriting fees, which are payable only if we consummate a Business Combination. The deferred underwriting fees are held in the Trust Account (see Part I, Item 1, Note 6 to our Condensed Financial Statements - Commitments and Contingencies).

As of September 30, 2017, we had cash and marketable securities held in the Trust Account of $175,858,355 (including approximately $858,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us for working capital purposes and to pay taxes or any dissolution expenses. Through September 30, 2017, we did not withdraw any funds from the interest earned on the Trust Account.

For the nine months ended September 30, 2017, cash used in operating activities was $455,428, consisting primarily of net income of $98,923 and interest earned on cash and marketable securities held in the Trust Account of $858,355. Changes in operating assets and liabilities provided $304,004 of cash for operating activities.

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

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified any critical accounting policies.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

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

FINTECH ACQUISITION CORP. II

November 14, 2017	By:	/s/ Daniel G. Cohen
		Name:	Daniel G. Cohen
		Title:	Chief Executive Officer
(Principal Executive Officer)

November 14, 2017	By:	/s/ James J. McEntee, III
		Name:	James J. McEntee, III
		Title:	President and Chief Financial Officer
(Principal Financial Officer)

