Form 10-K
period 2017-12-31
Fintech Acquisition Corp. II
filed 2018-03-15
CIK 1683695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 001-36832

FINTECH ACQUISITION CORP. II

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-4219082
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2929 Arch Street, Suite 1703, Philadelphia, PA	19104
(Address of Principal Executive Offices)	(Zip Code)

(212) 701-9555

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	Nasdaq Capital Market

Warrants, each to purchase one share of Common Stock	Nasdaq Capital Market

Units, each consisting of one share of Common Stock and one- half of one Warrant	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☒  No ☐

The aggregate market value of the voting and non-voting equity securities held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second quarter, June 30, 2017, as reported on the Nasdaq Capital Market, was $172,576,239.

As of March 14, 2018, there were 23,893,333 shares of common stock of the registrant issued and outstanding.

Documents Incorporated by Reference: None.

i

GLOSSARY OF TERMS

Unless otherwise provided in this Annual Report on Form 10-K:

●	references to “we,” “us,” “company” or “our company” refer to FinTech Acquisition Corp. II;

●	references to our “sponsor” refer to FinTech Investor Holdings II, LLC, a Delaware limited liability company formed for the express purpose of acting as the sponsor of our initial public offering. The managing member of our sponsor is Daniel G. Cohen;

●	references to “initial holders” or “initial shareholders” are to Daniel G. Cohen, Betsy Z. Cohen, DGC Family FinTech Trust, Swarthmore Trust of 2016, Shami Patel, Jeremy Kuiper, James J. McEntee, III and our sponsor, but excludes Cantor Fitzgerald & Co., or Cantor Fitzgerald, the underwriter of our initial public offering, which purchased placement units in our private placement;

●	references to “founder shares” are to 5,298,333 shares of our common stock issued by us to our initial shareholders, 26,667 of which were forfeited by the initial holders on January 25, 2017 when the underwriter for our initial public offering did not fully exercise its overallotment option;

●	references to our “initial public offering” means the initial public offering of 17,500,000 of our units, each unit consisting of one share of our common stock and one-half of one warrant, where each whole warrant entitles the holder to purchase one share of our common stock,, which was consummated on January 25, 2017.

●	references to our “management” or our “management team” refer to our officers and certain of our directors;

●	references to our “public shares” are to shares of our common stock sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

●	references to “public stockholders” refer to the holders of our public shares, which may include our initial holders, Cantor Fitzgerald and members of our management team if and to the extent they have purchased public shares, provided that any such holder’s status as a “public stockholder” shall only exist with respect to such public shares;

●	references to “private placement” refer to the private placement of 420,000 units purchased by our sponsor(390,000 units) and Cantor Fitzgerald (30,000 units), which was consummated simultaneously with the completion of our initial public offering, at a purchase price of $10.00 per unit for a total purchase price of $4.2 million;

●	references to “placement units” are to the 420,000 units purchased by our sponsor and Cantor Fitzgerald in the private placement, each placement unit consisting of one placement share and one-half of one placement warrant;

●	references to “placement shares” are to an aggregate of 420,000 shares of our common stock included within the placement units purchased by our sponsor and Cantor Fitzgerald in the private placement;

●	references to “placement warrants” are to warrants to purchase an aggregate of 210,000 shares of our common stock included within the placement units purchased by our sponsor and Cantor Fitzgerald in the private placement; and

●	references to “trust account” are to the trust account into which $175,000,000 of the net proceeds of the initial public offering and private placement were deposited for the benefit of the public stockholders.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	failure to maintain the listing on, or the delisting of our securities from, Nasdaq or an inability to have our securities listed on Nasdaq or another national securities exchange following our initial business combination;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1.	BUSINESS

Overview

We are a blank check company incorporated as a Delaware corporation in May 2015 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, with one or more businesses. We have generated no operating revenues to date, and we do not expect that we will generate operating revenues until we consummate our initial business combination.

We have concentrated our efforts in identifying businesses which provide disruptive technological innovation to the financial services industry, with particular emphasis on businesses that provide data processing; transactional and data security; rewards, loyalty, and consumer engagement platforms by which financial services engage their clients and market and provide services to them; digital marketing; and payment processing services. We have sought to acquire established businesses that we believe are fundamentally sound but potentially in need of financial, operational, strategic or managerial redirection to maximize value.

At December 31, 2017, we had not yet commenced operations. All activity through December 31, 2017 relates to the Company’s formation and its initial public offering, and identifying a target company for our initial business combination.

The registration statement for our initial public offering was declared effective on January 19, 2017. On January 25, 2017, we consummated the initial public offering of 17,500,000 units generating gross proceeds of $175,000,000.

Simultaneously with the closing of the initial public offering, we consummated the sale of 420,000 placement units at a price of $10.00 per unit in a private placement to our sponsor, FinTech Investors Holding II, LLC, and Cantor Fitzgerald & Co., the representative of the underwriters for the initial public offering, generating gross proceeds of $4,200,000.

Following the closing of the initial public offering on January 25, 2017, an amount of $175,000,000 ($10.00 per unit) from the net proceeds of the sale of the units in the initial public offering and the placement units was placed in a trust account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a business combination, (ii) the redemption of any public shares in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 24 months from the consummation of the initial public offering; or (iii) the distribution of the trust account, if we are unable to complete a business combination within the combination period or upon any earlier liquidation of us.

The Merger Agreement

On December 19, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among us, FinTech II Merger Sub Inc., a direct wholly-owned subsidiary of us (“Merger Sub 1”), FinTech II Merger Sub 2 LLC, a direct wholly-owned subsidiary of us (“Merger Sub 2” and together with Merger Sub 1, the “Merger Subs”), Intermex Holdings II, Inc. (“Intermex”) and SPC Intermex Representative LLC (the “Representative”), which provides for the acquisition of Intermex by us pursuant to the proposed merger of Merger Sub 1 with and into Intermex with Intermex continuing as the initial surviving entity (the “First Merger”), immediately following which the initial surviving entity will be merged (the “Second Merger,” and together with the First Merger, the “Merger”) with and into Merger Sub 2, with Merger Sub 2 continuing as the surviving entity and a direct wholly owned subsidiary of us.

Merger

As a result of the Merger, each outstanding share of Intermex common stock (“Intermex Common Stock”) will convert into the right to receive a combination of cash and shares of our common stock (“Company Common Stock”), as calculated pursuant to the terms of the Merger Agreement.

Consideration

Pursuant to the Merger Agreement, the aggregate consideration to be paid by us in the Merger will consist of (i) $92,000,000 in cash ($2,000,000 of which will be placed in escrow at closing as security for working capital adjustments), (ii) approximately $161,000,000 in shares of Company Common Stock, subject to adjustment in accordance with the terms of the Merger Agreement and (iii) an amount (as determined in accordance with the Merger Agreement) equal to any excess cash at Intermex at the time of the closing in the form of cash or additional shares of Company Common Stock, at our option, subject to certain limited exceptions. The cash consideration will be funded from the cash held in our trust account after permitted redemptions.

Redemption Offer

Pursuant to our amended and restated certificate of incorporation and in accordance with the terms of the Merger Agreement, we will be providing our public stockholders with the opportunity to redeem, upon the closing of the Merger, their shares of Company Common Stock for cash equal to their pro rata share of the aggregate amount on deposit as of two (2) business days prior to the consummation of the Merger in our trust account (which holds the proceeds of our initial public offering, less taxes payable or amounts released to us for working capital purposes in an amount not to exceed $500,000) (the “Redemption Offer”).

Representations, Warranties and Covenants

Each of Intermex, us, and the Merger Subs have made representations, warranties and covenants in the Merger Agreement that are customary for transactions of this nature. The representations and warranties of us, the Merger Subs and Intermex will not survive the closing of the Merger.

Conditions to Consummation of the Merger

Consummation of the transactions contemplated by the Merger Agreement is subject to customary conditions of the respective parties, including, among others, that (i) the Merger be approved by our stockholders and Intermex’s stockholder; (ii) there has been no material adverse effect with respect to Intermex or us since the date of the Merger Agreement; (iii) our organizational documents will be amended and restated as described in the Merger Agreement; (iv) the parties will have received certain governmental consents and authorizations to the Merger; (v) all applicable waiting periods and any extensions thereof under applicable antitrust, competition or similar laws will have expired or been terminated; and (vi) we will have at least $125,000,000 in our trust account as of the closing, after giving effect to the redemption of public shares by our public stockholders and the payment of deferred underwriting fees.

Termination

The Merger Agreement may be terminated at any time prior to the consummation of the Merger (whether before or after our and Intermex’s required stockholder votes have been obtained) by mutual written consent of us and Intermex and in certain other limited circumstances, including if the Merger has not been consummated by September 19, 2018 (the “end date”); provided that either Intermex or us may extend the end date until December 19, 2018, if necessary to obtain required approvals with respect to certain governmental consents and authorizations, if, at the end date, all of the other conditions to closing are satisfied. If the Merger Agreement is validly terminated, no party thereto will have any liability or any further obligation to any other party under the Merger Agreement, with certain limited exceptions, including liability for any willful breach of the Merger Agreement.

Additional Agreements to be Executed at Closing

The Merger Agreement provides that, upon consummation of the Merger, we will enter into a registration rights agreement and a shareholders agreement.

Registration Rights Agreement

Upon consummation of the Merger, we will enter into a registration rights agreement with certain of our stockholders and certain former stockholders of Intermex with respect to the shares of Company Common Stock currently held or that will be issued as partial consideration under the Merger Agreement, as applicable (the “Registration Rights Agreement”). The Registration Rights Agreement will require us to, among other things, file a resale shelf registration statement on behalf of the stockholders promptly after the closing of the Merger. The Registration Rights Agreement will also provide certain demand rights and piggyback rights to the stockholders, subject to underwriter cutbacks and issuer blackout periods. We will agree to pay certain fees and expenses relating to registrations under the Registration Rights Agreement.

Shareholders Agreement

Upon consummation of the Merger, we will enter into a shareholders agreement with certain former stockholders of Intermex and certain of our existing stockholders (the “Shareholders Agreement”), pursuant to which the former Intermex stockholders will receive certain director nominee designation rights and our stockholders will receive certain board observer rights, and all the stockholders party thereto will agree to vote for the director nominees designated under the agreement. The Intermex stockholders will cease to have any continuing director designation rights under the Shareholders Agreement if their collective ownership of Company Common Stock is at any time less than 5% of the total outstanding Company Common Stock. The Shareholders Agreement also contains certain provisions (including a lock-up provision) intended to maintain, following the consummation of the Merger, our qualification as a “Controlled Company” within the meaning of Rule 5615 of the Nasdaq Corporate Governance Requirements.

Voting Agreement

Concurrently with the execution of the Merger Agreement, we, Intermex and certain of our existing stockholders entered into a Voting Agreement (the “Voting Agreement”). Pursuant to the Voting Agreement, the stockholders party thereto have agreed to, among other things, vote all of the shares of Company Common Stock held by such stockholders (i) in favor of the adoption of the Merger Agreement and approval of the Merger and the other transactions contemplated by the Merger Agreement; (ii) against any actions that would result in a breach by us of any obligations contained in the Merger Agreement; (iii) in favor of the proposals set forth in our preliminary proxy statement/prospectus (and definitive proxy statement/prospectus, when available) to be filed with the Securities and Exchange Commission (the “SEC”) relating to the Merger; and (iv) against alternative proposals or transactions to the Merger.

The Voting Agreement generally prohibits the stockholders party thereto from transferring, or permitting to exist any liens on, their shares of Company Common Stock prior to the consummation of the Merger. The Voting Agreement will automatically terminate upon the first to occur of (i) the closing of the Merger and (ii) the termination of the Merger Agreement in accordance with its terms.

We anticipate structuring our initial business combination to acquire 100% of the equity interest or assets of the target business or businesses. The Merger contemplates the acquisition of 100% of the equity interests of Intermex.

Nasdaq rules require that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not independently able to determine the fair market value of the target business or businesses, we will obtain an opinion with respect to the satisfaction of such criteria from an independent investment banking firm that is a member of FINRA or an independent accounting firm, and reasonably acceptable to Cantor Fitzgerald, as representative of the underwriters. On December 12, 2017, our board received the opinion of BTIG, LLC that the fair market value of Intermex satisfies this Nasdaq requirement.

Business Strategy

We have sought to capitalize on the significant financial services, financial technology and banking experience and contacts of Daniel G. Cohen, our Chief Executive Officer and a director, Betsy Z. Cohen, our Chairman of the Board, and James J. McEntee, III, our President and Chief Financial Officer, and our board of directors to identify, evaluate, acquire and operating a financial technology businesses.

Our management team and a majority of our board of directors served as executive officers and/or directors of FinTech I, a former blank check company which raised $100.0 million in its initial public offering in February 2015 and completed its initial business combination in July 2016. We believe that potential sellers of target businesses will view the fact that our management team has successfully closed a business combination with a vehicle similar to our company as a positive factor in considering whether or not to enter into a business combination with us. However, past performance by our management team is not a guarantee of success with respect to any business combination we may consummate.

Mr. Cohen, our Chief Executive Officer and a director, Mrs. Cohen, our Chairman of the Board, and Mr. McEntee, our President and Chief Financial Officer, have extensive experience in the financial services industry, generally, and the financial technology industry in particular as well as extensive experience in operating financial services companies in a public company environment.

Mr. Cohen, with over 20 years of experience, is a founder and the Chairman of Bancorp. Mr. Cohen also served as Chief Executive Officer, President and a director of FinTech I until the FinTech I acquisition of FTS Holding Corporation (the “FinTech I Acquisition”). Mr. Cohen is the Vice Chairman and Head of Europe of IFMI (NYSE: IFMI), an investment firm specializing in credit-related fixed income investments, and is an officer and director of subsidiaries of Institutional Financial Markets, including JVB Financial, a registered broker-dealer. He is also a past Chief Executive Officer and trustee of RAIT (NYSE: RAS), a real estate investment trust with approximately $3.9 billion of total assets as of September 30, 2016 focused on commercial mortgage leading, and was Chairman and Chief Executive Officer of Taberna Realty Finance Trust, a real estate investment trust, until its merger into RAIT. Mr. Cohen was also a past director of Jefferson Bank of Pennsylvania, a commercial bank acquired by Hudson United Bancorp in 1999.

Mrs. Cohen, with over 40 years of experience, is a founder, and from September 2000 through December 2014 served as the Chief Executive Officer of, Bancorp (NASDAQ: TBBK), a financial holding company with approximately $4.22 billion of total assets as of September 30, 2016, whose principal subsidiary is The Bancorp Bank, a bank that provides a wide range of commercial and retail banking products and services to both regional and national markets. Bancorp’s customers access its banking services through its website and obtain cash withdrawals from automated teller machines. Bancorp provides affinity banking services to members and employees of organizations or businesses under the name of and through the website of such organization or business, and has developed extensive systems for processing debit and credit card transactions and providing prepaid, or stored value, card services. Mrs. Cohen also served as the Chairman of the Board of Directors of FinTech I until the Fintech I Acquisition and, following the FinTech I Acquisition, continues to serve on the FinTech I board of directors. Mrs. Cohen is also a founder of RAIT, and was its Chairman until December 2010 and its Chief Executive Officer until December 2006. She was also the founder and Chief Executive Officer of JeffBanks, a publicly traded bank holding company, and its subsidiary banks from 1974 until the sale of JeffBanks to Hudson United Bancorp in December 1999.

Mr. McEntee, with over 20 years of experience, is a director of Bancorp and The Bancorp Bank, was previously the Chief Executive Officer of Alesco Financial, an investment firm specializing in credit related fixed income investment, until it merged with Cohen & Company and was the Chief Operating Officer of Cohen & Company. Mr. McEntee also served as the Chief Financial Officer and Chief Operating Officer of FinTech I until the Fintech I Acquisition. In addition, he was a managing director of IFMI and the Vice-Chairman and Co-Chief Operating Officer of JVB Financial.

We have identified the following criteria that were used in evaluating business transaction opportunities:

●	History of free cash flow generation. We have sought to acquire one or more businesses or assets that have a history of, or potential for, strong, stable free cash flow generation, with predictable and recurring revenue streams.

●	Revenues and Enterprise Value. We have sought to acquire one or more businesses with annual revenues of approximately $150 million to $750 million and an enterprise value of approximately $500 million to $1.5 billion.

●	Strong management team. We have sought to acquire one or more businesses or assets that have strong, experienced management teams or those that provide a platform for us to assemble an effective and experienced management team. We have focused on management teams with a proven track record of driving revenue growth, enhancing profitability and creating value for their stockholders.

●	Opportunities for add-on acquisitions. We have sought to acquire one or more businesses or assets that we can grow both organically and through acquisitions. In addition, we believe that our ability to source proprietary opportunities and execute transactions will help the business we acquire grow through acquisition, and thus serve as a platform for further add-on acquisitions.

●	Spin-offs/divestitures of non-core businesses or assets from larger companies. We have focused on one or more businesses or assets that are part of larger companies where the owners seek to divest or spin-off such businesses in order to free up capital to focus on core activities.

●	Defensible business niche. We have sought to acquire on one or more businesses or assets that have a leading or niche market position and that demonstrate advantages when compared to their competitors, which may help to create barriers to entry against new competitors. We anticipate that these barriers to entry will enhance the ability of these businesses or assets to generate strong profitability and free cash flow.

●	Diversified customer and supplier base. We have sought to acquire one or more businesses or assets that have a diversified customer and supplier base, which are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.

Competitive Strengths

We believe we have the following competitive strengths:

●	Management Operating and Investing Experience. Our directors and executive officers have significant experience in the financial services and financial technology industries. Daniel G. Cohen, with over 20 years’ experience in the financial services industry, is a founder of Bancorp, the Chairman and Chief Investment Officer of an investment bank and is an officer and director of a broker-dealer subsidiary of the investment bank. Betsy Z. Cohen has over 40 years’ experience in the financial services industry and is a founder of and, until her retirement in December 2014, served as chief executive officer of, The Bancorp, Inc., a financial holding company whose banking subsidiary, The Bancorp Bank, provides banking services principally through the internet. James J. McEntee, III, with over 20 years of experience in the financial services industry, is a director of The Bancorp, Inc. and The Bancorp Bank, was previously the Chief Executive Officer of an investment firm specializing in credit related fixed income investment, a managing director of IFMI and the Vice-Chairman and Co-Chief Operating Officer of JVB Financial. Additionally, each of Mr. Cohen, Mrs. Cohen and Mr. McEntee served as an executive officer and/or director of FinTech I. We believe that this breadth of experience provides us with a competitive advantage in evaluating businesses and acquisition opportunities in our target industry.

●	Established Deal Sourcing Network. As a result of their extensive experience in the financial services industry, our management team members have developed a broad array of contacts in the industry. We believe that these contacts will be important in generating acquisition opportunities for us.

●	Strong Financial Position and Flexibility. With a trust account initially in the amount of $175,000,000 and a public market for our common stock, we offer a target business a variety of options to facilitate a future business transaction and fund the growth and expansion of business operations. Because we are able to consummate an initial business transaction using our capital stock, debt, cash or a combination of the foregoing, we have the flexibility to design an acquisition structure to address the needs of the parties. We have not, however, taken any steps to secure third party financing and would only do so simultaneously with the consummation of our initial business transaction. Accordingly, our flexibility in structuring an initial business transaction may be constrained by our ability to arrange third-party financing, if required.

●	Status as a Public Company. We believe our structure makes us an attractive business transaction partner to prospective target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business transaction with us. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. We believe that being a public company can also augment a company’s profile among potential new customers and vendors and aid it in attracting and retaining talented employees.

Effecting Our Initial Business Combination

General

We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the private placement, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination.

If we pay for our initial business combination using stock or debt securities, or we do not use all of the funds released from the trust account for payment of the purchase price in connection with our business combination or for redemptions or purchases of our common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.

Nasdaq rules require that our initial business combination be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. However, if our securities are not listed on Nasdaq or another securities exchange, we will no longer be subject to that requirement.

We may seek to raise additional funds through a private offering of debt or equity securities to finance our initial business combination, and we may effectuate an initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or Nasdaq, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Acquisition Candidates

Target business candidates were brought to our attention from various unaffiliated sources, including investment bankers, attorneys, accountants, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds, brokers and other members of the financial community and corporate executives. These target candidates may present solicited or unsolicited proposals. Such sources became aware that we were seeking a business combination candidate by a variety of means, including publicly available information relating to the initial public offering, public relations and marketing efforts or direct contact by management following the completion of the initial public offering.

Our officers and directors, as well as their affiliates, also brought to our attention target business candidates of which they become aware through their contacts. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only if our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our initial stockholders or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is), other than (i) repayment of loans made to us prior to the date of the initial public offering by our sponsor to cover offering-relating and organization expenses and (ii) repayment of the up to $1,100,000 in incremental loans that our sponsor has committed to make to finance transaction costs in connection with an intended initial business combination (provided that if we do not consummate an initial business combination, we may use working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment other than interest earned thereon). None of the initial holders, our officers, our directors or any of their respective affiliates will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective acquisition target in connection with a contemplated acquisition of such target by us. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our initial business combination, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, initial holders, officers, directors or their affiliates. Additionally, we are not prohibited from partnering, submitting joint bids, or entering into any similar transaction with such persons in the pursuit of an initial business combination. If we seek to complete an initial business combination with such a company or we partner with such persons in our pursuit of an initial business combination, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm, and reasonably acceptable to Cantor Fitzgerald, as representative of the underwriters, that such an initial business combination is fair to our stockholders from a financial point of view. Generally, such opinion is rendered to a company’s board of directors and investment banking firms may take the view that stockholders may not rely on the opinion. Such view will not impact our decision on which investment banking firm to hire.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain a financial fairness opinion from an independent investment banking firm. If we do not obtain such an opinion, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value and fairness based on standards generally accepted by the financial community. The application of such standards would involve a comparison, from a valuation standpoint, of our business combination target to comparable public companies, as applicable, and a comparison of our contemplated transaction with such business combination target to other then-recently announced comparable private and public company transactions, as applicable. The application of such standards and the basis of our board of directors’ determination will be discussed and disclosed in our tender offer or proxy solicitation materials, as applicable, related to our initial business combination.

Selection of a target business and structuring of our initial business combination

Subject to the Nasdaq requirement that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination, our management had virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we are not permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. However, if our securities are not listed on Nasdaq or another securities exchange, we will no longer be subject to the Nasdaq requirement. In any case, we intend to consummate our initial business combination only if we (or any entity that is a successor to us in a business combination) will acquire a majority of the outstanding voting securities or assets of the target with the objective of making sure that we are not required to register as an investment company under the Investment Company Act. We have sought to acquire established companies that have demonstrated sound historical financial performance. Although we are not restricted from doing so, we do not intend to acquire start-up companies. To the extent we effect a business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management has evaluated the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, and in evaluating Intermex in particular, we conducted an extensive due diligence review which encompassed, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any finders or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with a business combination.

We intend to hold a special meeting of our stockholders to approve the Merger and related proposals. Assuming all conditions to closing are met or otherwise waived, we expect to consummate the Merger in the second quarter of 2018. However, there are no assurances that the Merger will close by such time or at all.

Lack of business diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we closely scrutinize the management of a prospective target business when evaluating a target business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. The future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that members of our management team will have experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination. If the Merger is consummated, all of our current officers and directors will resign and will not serve the combined company.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders may not have the ability to approve a business combination

We may not seek stockholder approval before we effect our initial business combination as not all business combinations require stockholder approval under applicable state law. However, we will seek stockholder approval if it is required by law or Nasdaq, or we may decide to seek stockholder approval for business or other reasons. We intend to hold a special meeting of our stockholders to approve the Merger and related proposals. Presented in the table below is a table of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Permitted purchases of our securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our initial holders, directors, officers or their respective affiliates may purchase shares in the open market or in privately negotiated transactions either prior to or following the consummation of our initial business combination, although as of the date of this Annual Report they have no commitments, plans or intentions to engage in such transactions. If they do effect such purchases, we anticipate that they would approach a limited number of large holders of our securities that have voted against the business combination or sought redemption of their shares, or that have indicated an intention to do so, and engage in direct negotiations for the purchase of such holders’ positions. All holders approached in this manner would be institutional or sophisticated holders. There is no limit on the number of shares they may acquire. Our initial holders, directors, officers, advisors or their affiliates will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or during a restricted period under Regulation M under the Exchange Act or in transactions that would violate Section 9(a)(2) or Rule 10(b)-5 under the Exchange Act. Although they do not currently anticipate paying any premium purchase price for such public shares, there is no limit on the price they may pay. They may also enter into transactions to provide such holders with incentives to acquire shares or vote their shares in favor of an initial business combination. We will notify stockholders of such material purchases or arrangements that would affect the vote on an initial business combination, if any, by press release, filing a Form 8-K or by means of a supplement to our proxy statement. No funds in the trust account may be used to effect purchases of shares in the open market or in privately negotiated transactions.

The purpose of such purchases would be to (i) increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of a business combination that may not otherwise have been possible.

As a consequence of any such purchases by our initial stockholders, directors, officers or their affiliates, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to obtain the continued listing of our securities on Nasdaq or another national securities exchange in connection with our initial business combination

Our initial stockholders, officers, directors and/or their respective affiliates anticipate that they will identify the public stockholders with whom they may pursue privately negotiated purchases through either direct contact by the public stockholders or by our receipt of redemption requests or votes against the business combination submitted by such public stockholders following our mailing of proxy materials in connection with our initial business combination. The sellers of any shares so purchased by our initial stockholders, officers, advisors, directors and/or their affiliates would, as part of the sale arrangement, revoke their election to redeem such shares and withdraw their vote against the business combination. The terms of such purchases would operate to facilitate our ability to consummate a proposed business combination by potentially reducing the number of shares redeemed for cash.

Redemption rights for public stockholders upon consummation of our initial business combination

We will provide our stockholders with the opportunity to redeem their shares upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing deferred underwriting commissions and interest earned on the trust account, less any interest released to us for working capital purposes or the payment of taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The initial holders and Cantor Fitzgerald have each agreed with respect to their founder shares and placement shares, and in the case of the initial holders, any public shares held by them, to waive their respective redemption rights in connection with the consummation of our initial business combination.

Manner of Conducting Redemptions

We will provide our stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either in connection with a stockholder meeting called to approve the business combination or by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or by a Nasdaq listing requirement or we choose to seek stockholder approval for business or other legal reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of the proposed business combination, and

●	file tender offer documents with the SEC prior to consummating our initial business combination that will contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

If we conduct redemptions pursuant to the tender offer rules, our offer to redeem must remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to consummate our initial business combination until the expiration of the tender offer period.

In connection with the consummation of our business combination, we may redeem pursuant to a tender offer up to that number of shares of common stock that would permit us to maintain net tangible assets of $5,000,001. However, the redemption threshold may be further limited by the terms and conditions of our proposed initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or members of its management team, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the allocation of cash to satisfy other conditions in accordance with the terms of the proposed business combination. If the aggregate cash consideration we would be required to pay for all shares of common stock that are validly tendered plus the amount of any cash payments required pursuant to the terms of the proposed business combination exceeds the aggregate amount of cash available to us, taking into consideration the requirement that we maintain net tangible assets of at least $5,000,001 or such greater amount depending on the terms of our potential business combination, we will not consummate the business combination, we will not purchase any shares of common stock pursuant to the tender offer and any shares of common stock tendered pursuant to the tender offer will be returned to the holders thereof following the expiration of the tender offer.

When we conduct a tender offer to redeem our public shares upon consummation of our initial business combination, in order to comply with the tender offer rules, the offer will be made to all of our stockholders, not just our public stockholders. In connection with any such tender offer, holders of founder shares have agreed to waive their redemption rights with respect to their founder shares, placement shares and public shares and Cantor Fitzgerald has agreed to waive its redemption rights with respect to its placement shares.

If, however, stockholder approval of the transaction is required by law or Nasdaq, or we decide to obtain stockholder approval for business or other reasons, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

If we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon consummation of the initial business combination.

If we seek stockholder approval, we will consummate our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. Our sponsor and the other initial holders have agreed to vote their founder shares and placement shares and any public shares held by them in favor of our initial business combination. Additionally, each public stockholder may elect to redeem its public shares, irrespective of whether it votes for or against the proposed transaction, for cash equal to its pro rata share of the aggregate amount then on deposit in the trust account, including interest but less interest released to us for working capital purposes, to pay taxes or dissolution costs and subject to certain volume limitations, as described below. In addition, holders of founder shares have agreed to waive their redemption rights with respect to their founder shares, placement shares and public shares, and Cantor Fitzgerald has agreed to waive its redemption rights with respect to its placement shares, in connection with the consummation of a business combination.

Many blank check companies would not be able to consummate a business combination if the holders of the company’s public shares voted against a proposed business combination and elected to redeem or convert more than a specified maximum percentage of the shares sold in such company’s initial public offering, which percentage threshold has typically been between 19.99% and 39.99%. As a result, many blank check companies have been unable to complete business combinations because the number of shares voted, against their initial business combination by their public stockholders electing conversion exceeded the maximum conversion threshold pursuant to which such company could proceed with a business combination. Since we have no such specified maximum redemption threshold and since even those public stockholders who vote in favor of our initial business combination will have the right to redeem their public shares, our structure is different in this respect from the structure that has been used by many blank check companies. This may make it easier for us to consummate our initial business combination. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination. Moreover, the redemption threshold may be further limited by the terms and conditions of our initial business combination. If the amount of redemptions plus any cash required by our initial business combination would cause our net tangible assets to fall below $5,000,001, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination. The Merger Agreement requires that, unless waived by Intermex, the amount in our trust account at closing, after giving effect to the redemption of public shares, shall be no less than $125,000,000.

Limitation on redemption upon consummation of a business combination if we seek stockholder approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to excess shares. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding an aggregate of 20.0% or more of the shares sold in the initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 20.0% (less one share) of the shares sold in the initial public offering, we believe we will limit the ability of a small number of stockholders to unreasonably attempt to block our ability to consummate our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

Tendering stock certificates in connection with redemption rights

If we hold a stockholder meeting to approve a potential business combination, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent up to two business days prior to the meeting date or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have until two days prior to the vote on the business combination to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the consummation of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivers its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of a business combination.

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If the Merger is not consummated, we may continue to try to consummate a business combination with a different target until January 25, 2019.

Redemption of public shares and liquidation if no initial business combination

Holders of founder shares, and our officers and directors, have agreed that we have only until January 25, 2019 to complete our initial business combination. If we are unable to consummate our initial business combination by January 25, 2019, we will distribute the aggregate amount then on deposit in the trust account, pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. If we have not consummated a business combination by January 25, 2019, or earlier, at the discretion of our board pursuant to the expiration of a tender offer conducted in connection with a failed business combination, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for working capital purposes, the payment of taxes or dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The initial holders and Cantor Fitzgerald have agreed to waive their redemption rights with respect to their founder shares and placement shares (i) in connection with the consummation of a business combination, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by January 25, 2019 and (iii) if we fail to consummate a business combination or if we liquidate prior to January 25, 2019. The initial holders have also agreed to waive their redemption rights with respect to public shares in connection with the consummation of a business combination and in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by January 25, 2019. However, if the initial holders of, or any of our officers, directors or affiliates acquires public shares, they will be entitled to redemption rights with respect to such public shares if we fail to consummate our initial business combination or liquidate within the required time period. In addition, Cantor Fitzgerald will have the same redemption rights as a public stockholder with respect to any public shares it acquires. Cantor Fitzgerald has informed us that it has no current commitments, plans or intentions to acquire any public shares for its own account; however, if Cantor Fitzgerald does acquire public shares, it will do so in the ordinary course of its business or in the types of transaction. Cantor Fitzgerald will not make any such purchases when it is in possession of any material nonpublic information not disclosed to the seller, during a restricted period under Regulation M under the Exchange Act, in transactions that would violate Section 9(a)(2) or Rule 10(b)-5 under the Exchange Act, or if prohibited by applicable state securities laws or broker-dealer regulations. There will be no redemption rights or liquidating distributions from us with respect to our founder shares, placement units or warrants if we do not consummate a business combination by January 25, 2019.

Our initial holders, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by January 25, 2019 unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us for working capital purposes or to pay our franchise and income taxes, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from the net proceeds from the initial public offering and the private placement held out of trust, interest income on the balance of the trust account (net of any taxes payable), of which up to $500,000 will be released to us to fund our working capital requirements, and loans from our sponsor for working capital purposes and to pay expenses to identify an initial business combination to a maximum of $1,100,000, although we cannot assure you that there will be sufficient funds for such purposes. If such funds are insufficient, Daniel G. Cohen, our Chief Executive Officer and a director and the managing member of our sponsor, has agreed to pay the balance of the amount necessary to complete such liquidation (currently anticipated to be no more than approximately $30,000) and has agreed not to seek repayment for such amounts.

The proceeds deposited in the trust account could become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be less than the $10.00 per public share initially on deposit in the trust account. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. If we do not obtain a waiver from a third party, we will obtain the written consent of our sponsor before our entering into an agreement with such third party. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver and where our sponsor executes a written consent. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, pursuant to a written agreement, Daniel G. Cohen has agreed that he will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a definitive transaction agreement, reduce the amounts in the trust account to below $10.00 per share, except as to any claims by a third party who executed a waiver of rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, Mr. Cohen will not be responsible to the extent of any liability for such third party claims. We cannot assure you, however, that Mr. Cohen will be able to satisfy those obligations.

If the proceeds in the trust account are reduced below $10.00 per public share and Mr. Cohen asserts that he is unable to satisfy any applicable obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Mr. Cohen to enforce his indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Mr. Cohen to enforce his indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in a particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will have access to the net proceeds from the initial public offering and the private placement held out of trust, any amounts representing interest earned on the trust account, less any interest to pay our franchise and income taxes, up to $500,000 for working capital purposes and up to $100,000 for dissolution expenses, and the commitment of our sponsor to loan us up to $1,100,000 with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation). If we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares if we do not consummate our initial business combination by January 25, 2019 may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination by January 25, 2019 is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we have not consummated a business combination by January 25, 2019, or earlier at the discretion of our board, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us to pay our franchise and income taxes, up to $500,000 for working capital purposes and up to $100,000 to pay dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following January 25, 2019 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we have sought to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation and Mr. Cohen’s indemnification of the trust account against certain claims as previously described in this section, we believe that the claims that could be made against us will be significantly limited and that the likelihood that any claim would result in any liability extending to the trust account is remote.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not consummate a business combination by January 25, 2019, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by January 25, 2019 or (iii) if they redeem their respective shares for cash upon the consummation of the initial business combination. Also, our management may cease to pursue a business combination prior to January 25, 2019 (our board of directors may determine to liquidate the trust account prior to such expiration if it determines, in its business judgment, that it is improbable within the remaining time to identify an attractive business combination or satisfy regulatory and other business and legal requirements to consummate a business combination). In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above.

Competition

In identifying, evaluating and selecting a target business for a business combination, we encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash to our public stockholders who exercise their redemption rights will reduce the resources available to us for an initial business combination. In addition, the number of our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Facilities

We currently maintain our executive offices at 2929 Arch Street, Suite 1703, Philadelphia, PA 19104-2870. The cost for this space is being borne by an affiliate of our sponsor, without cost to us.

We consider our current office space adequate for our current operations.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our affairs but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Periodic Reporting and Financial Information

We have registered our units, common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain consolidated financial statements audited and reported on by our independent registered public accountants. The public may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information about the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

We are required to evaluate and report on our internal control procedures as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” for up to five years, although if our non-convertible debt issued within a three year period or revenues exceeds $1 billion, or if the market value of our common stock that are held by non-affiliates exceeds $700 million on the last day of our second fiscal quarter, we would cease to be an “emerging growth company” as of the following fiscal year.

Item 1A.	RISK FACTORS

You should consider carefully all of the risks described below, which we believe are the principal risks that we face and of which we are currently aware, and all of the other information contained in this report. If any of the events or developments described below occur, our business, financial condition or results of operations could be negatively affected.

We are an emerging growth company with no operating history and no revenue and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

We are an emerging growth company with no operating history and no revenue. We will not commence operations until we consummate our initial business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of acquiring one or more operating businesses in the financial technology industry. We may be unable to complete a business combination. If we fail to complete a business combination, we will never generate any operating revenues.

Our auditors have expressed substantial doubt as to our ability to continue as a going concern in their report.

In its report on our consolidated financial statements for the year ended December 31, 2017, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern. A “going concern” opinion means, in general, that our independent registered public accounting firm has substantial doubt about our ability to continue our operations unless we complete a business combination by January 25, 2019.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, unless such vote is required by law or Nasdaq, which means we may consummate our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable state law or the rules of Nasdaq or if we decide to hold a stockholder vote for business or other reasons. For example, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we structure a business combination that requires us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding shares of our common stock do not approve of the business combination we consummate.

If we seek stockholder approval of our initial business combination, our sponsor and the other initial holders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the founders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our sponsor and the other initial holders have agreed to vote those shares and any placement shares and public shares they hold, in favor of our initial business combination. If we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if holders of founder shares agreed to vote their founder shares, placement shares and public shares in accordance with the majority of the votes cast by our public stockholders.

Your ability to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may consummate a business combination without seeking stockholder approval, public stockholders may not have the right to vote on the business combination unless we seek such stockholder vote. Accordingly, your ability to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights with respect to a proposed business combination.

The ability of our public stockholders to redeem their shares for cash may make us unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. Our amended and restated certificate of incorporation requires us to provide all of our stockholders with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination, although each initial holder and each holder of placement units has agreed to waive his, her or its respective redemption rights with respect to founder shares and placement shares, and in the case of the initial holders, public shares, held by him, her or it in connection with the consummation of our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than the amount necessary to satisfy a closing condition as described above, or less than the $5,000,001 minimum of tangible net assets which we are required to maintain, we would not proceed with such redemption and the related business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us. The Merger Agreement requires that, unless waived by Intermex, the amount in our trust account at closing, after giving effect to the redemption of public shares, shall be no less than $125,000,000.

The ability of our stockholders to exercise redemption rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

In connection with the consummation of our business combination, we may redeem up to that number of shares of common stock that would permit us to maintain net tangible assets of $5,000,001 upon consummation of our initial business combination. However, we may be required to maintain significantly larger amounts of cash depending upon the terms of the business combination. Accordingly, we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their redemption rights than we expect. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us. The Merger Agreement requires that, unless waived by Intermex, the amount in our trust account at closing, after giving effect to the redemption of public shares, shall be no less than $125,000,000.

The requirement that we maintain a minimum net worth or retain a certain amount of cash could increase the probability that we will be unable to complete a proposed business combination and that you would have to wait for liquidation in order to redeem your stock.

If, pursuant to the terms of our proposed business combination, we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate the business combination, the ability of our public shareholders to cause us to redeem their shares in connection with such proposed transaction will increase the risk that we will not meet that condition and, accordingly, that we will not be able to complete the proposed transaction. If we do not complete a proposed business combination, you would not receive your pro rata portion of the trust account until we liquidate or you are able to sell your stock in the open market. If you were to attempt to sell your stock in the open market at that time, the price you receive could represent a discount to the pro rata amount in our trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate.

The requirement that we complete a business combination by January 25, 2019 may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate a business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate a business combination by January 25, 2019. Consequently, such target businesses may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with it, we may be unable to identify another target business and complete a business combination with any target business. This risk will increase as we get closer to January 25, 2019. Depending upon when we identify a potential target business, we may have only a limited time to conduct due diligence and may enter into a business combination on terms that we might have rejected upon a more comprehensive investigation.

We may not be able to consummate a business combination by January 25, 2019, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We must complete our initial business combination by January 25, 2019. We may not be able to find a suitable target business and consummate a business combination within that time period. If we have not consummated a business combination by January 25, 2019, or earlier, at the discretion of our board pursuant to the expiration of a tender offer conducted in connection with a failed business combination, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all public shares then outstanding at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less any interest released to us for working capital purposes, the payment of taxes or dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we are unable to complete our initial business combination within the prescribed time frame, our warrants will expire worthless.

Our outstanding warrants may not be exercised until after the completion of our initial business combination and are not entitled to participate in the redemption of the shares of our common stock conducted in connection with the consummation of our business combination. Accordingly, our warrants will expire worthless if we are unable to consummate a business combination by January 25, 2019, or earlier if our board resolves to liquidate and dissolve in connection with a failed business combination.

If we seek stockholder approval of our business combination, our initial stockholders, directors, officers and their affiliates may elect to purchase shares of common stock from public stockholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.

If we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our initial stockholders, directors, officers or their respective affiliates may purchase shares in the open market or in privately negotiated transactions either prior to or following the consummation of our initial business combination. Our initial stockholders, directors, officers and their respective affiliates may also enter into transactions with stockholders and others to provide them with incentives to, among other things, acquire shares of our common stock or vote their shares in favor of an initial business combination. Our directors, officers or their affiliates will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or during a restricted period under Regulation M under the Exchange Act or in a transaction which would violate Section 9(a)(2) or Rule 10(b)-5 under the Exchange Act. Such a purchase would include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our initial stockholders, directors, officers or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares.

You will not have any rights to or interest in funds from the trust account, except under limited circumstances. To liquidate your investment, therefore, you may be forced to sell your shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the consummation of our initial business combination; (ii) the redemption of our public shares if we are unable to consummate a business combination by January 25, 2019, subject to applicable law; (iii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by January 25, 2019; or (iv) otherwise upon our liquidation or in the event our board of directors resolves to liquidate the trust account and ceases to pursue the consummation of a business combination prior to January 25, 2019 (our board of directors may determine to liquidate the trust account prior to such date if it determines, in its business judgment, that it is improbable within the remaining time that we will be able to identify an attractive business combination or satisfy regulatory and other business and legal requirements to consummate a business combination). In addition, if our plan to redeem our public shares if we are unable to consummate an initial business combination by January 25, 2019 is not consummated for any reason, Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond January 25, 2019 before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Because we had net tangible assets in excess of $5.0 million upon the completion of the initial public offering and we filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419 under the Securities Act. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable and we have a longer period of time to complete a business combination than would companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us, except in connection with our consummation of an initial business combination.

If we seek stockholder approval of our business combination and we do not conduct redemptions pursuant to the tender offer rules, a stockholder, or a “group” of stockholders, who are deemed to hold an aggregate of 20.0% or more of our common stock may not redeem any shares they hold that equal or exceed such 20.0% amount.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to shares in excess of 20.0% or more of the shares sold in the initial public offering. We refer to such shares in excess of 20.0% or more of the shares sold in the initial public offering as “Excess Shares”. Your inability to redeem any Excess Shares will reduce your influence over our ability to consummate a business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we consummate our business combination. As a result, you would continue to hold that number of shares exceeding 20.0% (less one share) and, in order to dispose of such shares, would be required to sell them in open market transactions, potentially at a loss.

If the net proceeds from the initial public offering and the private placement held out of trust and the interest income earned on the trust account together with funds made available to us by our sponsor through loans (a maximum of $1,100,000) are insufficient to allow us to operate until January 25, 2019, we may be unable to complete our initial business combination.

Although we believe that the net proceeds from the initial public offering and the private placement held out of trust and the interest income earned on the trust account, together with funds made available to us by our sponsor through loans, which are limited to $1,100,000, will be sufficient to allow us to operate until January 25, 2019, we cannot assure you of this. In particular, if we use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business, as a down payment on an acquisition or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, we could expend funds available to us more rapidly than we currently expect. It is possible that the amounts demanded for a no-shop provision or down payments will be in excess of funds then available to us, which would impair our ability to close a contemplated transaction. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

The current low interest rate environment could limit the amount available to fund our search for a target business or businesses and complete our initial business combination since we will depend, in part, on interest earned on the trust account to fund our search, to pay our franchise and income taxes and to complete our initial business combination.

In addition to depending upon loans from our sponsor, we will depend on interest being earned on the proceeds held in the trust account to provide us with up to $500,000 in working capital we may need to identify one or more target businesses and to complete our initial business combination, as well as to pay any franchise and income taxes that we may owe. Because of the current low interest rate environment, we may be unable to generate enough interest to fund our needs, thereby reducing funds available to us to identify target businesses and to structure, negotiate or close our initial business combination. If our funds are insufficient, and we are unable to generate funds from other sources, we may be forced to liquidate.

Subsequent to consummation of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this examination will uncover all material risks that may be presented by a particular target business, or that factors outside of the target business and outside of our control will not later arise. Even if our due diligence successfully identifies the principal risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. As a result, from time to time following our initial business combination, we may be forced to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Placing funds in the trust account may not protect those funds from third party claims against us. Although we seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements or, even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, claims for fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver. If any third party refuses to execute an agreement waiving claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement without a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any available alternative. If we do not obtain a waiver from a third party, we will obtain the written consent of our sponsor before entering into an agreement with such third party.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills management believes to be significantly superior to those of other consultants who would execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver and where our sponsor executes a written consent. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete a business combination within the required time frame, or upon the exercise of a redemption right in connection with a business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account due to claims of such creditors. Pursuant to a written agreement, Daniel G. Cohen has agreed that he will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.00 per share except as to any claims by a third party who executed a waiver of rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, if an executed waiver is deemed to be unenforceable against a third party, Mr. Cohen will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether Mr. Cohen has sufficient funds to satisfy his indemnity obligations, we have not asked Mr. Cohen to reserve for such indemnification obligations and we cannot assure you that he would be able to satisfy those obligations.

Our directors may decide not to enforce the indemnification obligations of Daniel G. Cohen, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

If proceeds in the trust account are reduced below $10.00 per public share and Daniel G. Cohen asserts that he is unable to satisfy his obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Mr. Cohen to enforce his indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Mr. Cohen to enforce his indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, by making distributions to public stockholders before making provision for creditors, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims for punitive damages.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be subject to burdensome regulatory requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments;

●	restrictions on the issuance of securities; and

●	restrictions on the incurrence of debt;

each of which may make it difficult for us to complete a business combination.

In addition, we may have to:

●	register as an investment company;

●	adopt a specific form of corporate structure; and

●	file reports, maintain records, and adhere to voting, proxy, disclosure and other requirements.

We do not believe that our principal activities will subject us to Investment Company Act regulation. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States treasury and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds is restricted to these instruments, we believe we meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may make it more difficult to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share on our redemption, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments, including in particular, reporting and other requirements under the Exchange Act. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could result in fines, injunctive relief or similar remedies which could be costly to us or limit our ability to complete an initial business combination or operate the post-combination company successfully.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination by January 25, 2019 may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following January 25, 2019 if we do not consummate an initial business combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers or investment bankers) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares if we do not consummate our initial business combination by January 25, 2019 is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

We may not hold an annual meeting of stockholders until after we consummate a business combination.

We may not hold an annual meeting of stockholders until after we consummate a business combination (unless required by Nasdaq), and thus may not be in compliance with Section 211(b) of the DGCL, which requires that an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless directors are elected by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We are not registering the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We are not registering the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, and to use our best efforts to take such action as is necessary to register or qualify for sale, in those states in which the warrants were initially offered by us, the shares issuable upon exercise of the warrants, to the extent an exemption is not available. We cannot assure you that we will be able to do so. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement. However, except as specified in the warrant agreement, in no event will we be required to issue cash, securities or other compensation in exchange for the warrants if we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified, the warrant holder will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of common stock for sale under all applicable state securities laws.

The grant of registration rights to our initial stockholders and purchasers of placement units may make it more difficult to complete our initial business combination, and the future exercise of such rights may reduce the market price of our common stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the initial public offering, our initial holders, purchasers of placement units and their permitted transferees can demand that we register the founder shares, placement units, placement shares and placement warrants, and the shares of common stock issuable upon exercise of the placement warrants. These registration rights will be exercisable at any time commencing upon the date that such shares are released from transfer. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may reduce the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our initial stockholders are registered.

We may seek investment opportunities in sectors outside of our industry focus (which may or may not be outside of our management’s area of expertise).

Although we currently intend to consummate a business combination in the financial technology industry, we will consider a business combination outside this industry if a business combination candidate is presented to us and we determine that such candidate offers an attractive investment opportunity for our company. If we elect to pursue an investment outside of the financial technology industry, our management’s expertise in that industry would not be directly applicable to its evaluation or operation, and the information contained herein regarding the financial technology industry might not be relevant to an understanding of the business that we elect to acquire.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into a business combination with a target that does not meet such criteria and guidelines and, as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into a business combination will not have all of these positive attributes. If we consummate a business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law or Nasdaq, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to obtain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share on our redemption, and our warrants will expire worthless.

We are not required to obtain an opinion from an independent investment banking firm and, consequently, you may have no assurance from an independent source that the price we are paying for the target in our initial business combination is fair to our stockholders from a financial point of view.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that the price we are paying is fair to our stockholders from a financial point of view. If we do not obtain an opinion, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional common or preferred shares to complete our initial business combination or under an employee incentive plan after consummation of our initial business combination, which would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 35,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in the initial public offering;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, common stock and/or warrants.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate another target business and consummate our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share from our redemption of our shares and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business due to a reduction in the funds available for expenses relating to such efforts. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share from our redemption of their shares and our warrants will expire worthless.

We are dependent upon our officers and directors; the loss of any one or more of them could adversely affect our ability to complete a business combination.

Our operations depend upon the background, experience and contacts of our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have consummated a business combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. In addition, our executive officers and directors are not required to, and do not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and the search for a business combination and their other business commitments. We do not intend to have any full-time employees prior to the consummation of our business combination. Each of our executive officers and directors is engaged in other business endeavors and is not obligated to contribute any specific number of hours per week to our affairs. If our executive officers’ and directors’ other business commitments require them to devote substantial amounts of time in excess of their current commitment levels, it could limit their ability to devote time to our affairs which make it more difficult for us to identify an acquisition target and consummate our business combination.

Our success following our initial business combination likely will depend upon the efforts of management of the target business. The loss of any of the key personnel of the target’s management team could make it more difficult to operate the target profitably.

Although some of our key personnel may remain with the target business in senior management or advisory positions following a business combination, we can offer no assurance that any will do so. Moreover, as a result of the existing commitments of our key personnel, it is likely that we will retain some or all of the management of the target business to conduct its operations. The departure of any key members of the target’s management team could thus make it more difficult to operate the post-combination business profitably. Moreover, to the extent that we will rely upon the target’s management team to operate the post-combination business, we will be subject to risks regarding their managerial competence. While we intend to closely scrutinize the skills, abilities and qualifications of any individuals we retain after a business combination, our ability to do so may be limited due to a lack of time resources or information. Accordingly, we cannot assure you that our assessment of these individuals will prove to be correct and that they will have the skills, abilities and qualifications we expect.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with our initial business combination. These agreements may provide for them to receive compensation following our initial business combination and, as a result, may cause them to have conflicts of interest in determining whether a particular business combination would be advantageous to us.

Our key personnel may decide to remain with the company after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of our initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business and cause them to have conflicts of interest in determining whether a particular business combination would be advantageous to us. However, we believe the ability of such individuals to remain with us after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the consummation of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

Our officers and directors are now and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we will engage in the business of identifying and combining with one or more businesses, with a focus on financial technology businesses. Our executive officers and directors are now and may in the future become affiliated with entities that are in the financial services or financial technology industries or entities engaged in the business of acquiring other entities or businesses. In each case, our executive officers and directors’ existing directorships or other responsibilities may give rise to contractual or fiduciary obligations that take priority over any obligation owed to us. Our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity, or any other analogous doctrine, does not apply to us or any of our officers or directors or in circumstances that would conflict with any fiduciary duties or contractual obligations to other entities they may have as of the date of this Annual Report. Accordingly, business opportunities that may be attractive to the entities described above will not be presented to us unless such entities have declined to accept such opportunities. As a result, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor or that a potential target business would not be presented to another entity prior to its presentation to us.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or existing stockholders, which may raise potential conflicts of interest.

We may decide to acquire one or more businesses affiliated with holders of founder shares, or our officers and directors. Our officers and directors also serve as officers and board members of other entities. Such entities may compete with us for business combination opportunities. The holders of founder shares and our officers and directors are not currently aware of any specific opportunities for us to consummate a business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that the targeted affiliated entity met our criteria for a business combination and the transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is reasonably acceptable to Cantor Fitzgerald, as representative of the underwriters, regarding the fairness to our stockholders from a financial point of view of a business combination with one or more businesses affiliated with our executive officers, directors or holders of founder shares, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting a business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we expected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

The officers and directors of an acquisition candidate may resign upon consummation of a business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the consummation of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with us following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

We may partner, submit a joint bid or enter into a similar transaction with holders of founder shares or an affiliate in connection with our pursuit of, or in connection with, a business combination.

We are not prohibited from partnering, submitting a joint bid or entering into any similar transaction with holders of founder shares or their affiliates in our pursuit of a business combination. Although we currently have no plans to do so, we could pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and the transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is reasonably acceptable to Cantor Fitzgerald, as representative of the underwriters, regarding the fairness to our stockholders from a financial point of view of a business combination with any holder of founder shares or its affiliates, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest. Additionally, were we successful in consummating such a transaction, conflicts could invariably arise from the interest of the holder of founder shares or its affiliate in maximizing its returns, which may be at odds with the strategy of the post-business combination company or not in the best interests of the public stockholders of the post-business combination company. Any or all of such conflicts could materially reduce the value of your investment, whether before or after our initial business combination.

Since holders of founder shares and placement units will lose some or all of their investment in us if we do not consummate a business combination, and since certain of our officers and directors have significant financial interests in us, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business combination.

Holders of founder shares will be worthless if we do not consummate our initial business combination. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares, placement shares or warrants, which will expire worthless if we do not consummate a business combination by January 25, 2019. If we do not consummate a business combination, our sponsor will realize a loss on the placement shares it purchased. Our sponsor has also committed to lend us up to $1,100,000 to fund our operations prior to our initial business combination. These loans are repayable only if we complete our initial business combination. As a result, the personal and financial interests of certain of our officers and directors, directly or as members of our sponsor, in consummating an initial business combination, along with their flexibility in identifying and selecting a prospective acquisition candidate, may influence their motivation in identifying and selecting a target business combination and completing an initial business combination that is not in the best interests of our stockholders. Consequently, the discretion of our officers and directors, in identifying and selecting a suitable target business combination may result in a conflict of interest when determining whether the terms, conditions and timing of a particular initial business combination are appropriate and in the best interest of our public stockholders.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our financial condition and the value of our stockholders’ investment in us.

We may choose to incur substantial debt in order to complete our initial business combination. The incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to meet our debt service obligations;

●	acceleration of our obligations to repay the indebtedness, even if we make all principal and interest payments when due, if we breach covenants that require the maintenance of financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand and the lender demands payment;

●	our inability to obtain necessary additional financing if any debt we incur contains covenants restricting our ability to obtain additional financing while the debt is outstanding;

●	prohibitions of, or limitations on, our ability to pay dividends on our common stock;

●	use of a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, as well as for expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of growth strategies and other purposes and other disadvantages compared to our competitors who have less debt.

We do not have a policy with respect to how much debt we may incur. To the extent that the amount of our debt increases, the impact of the effects listed above may also increase.

We may be able to complete a business combination with only one business, which would result in our success being dependent solely on a single business which may have a limited number of products or services. This lack of diversification may harm our operations and profitability.

We are not limited as to the number of businesses we may acquire in our initial business combination. However, we may not be able to effectuate a business combination with more than one target business because of various factors, including the limited amount of the net proceeds of the initial public offering, the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating an initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks particular to the industry area in which the acquired business operates. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may:

●	solely depend upon the performance of a single business, property or asset, or

●	depend upon the development or market acceptance of a single or limited number of products, processes or services.

We may attempt to consummate business combinations with multiple prospective targets simultaneously, which may hinder our ability to consummate an initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to acquire several businesses simultaneously that are owned by different sellers, we will need each seller to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, we may be unable to operate the combined business successfully, and you could lose some or all of your investment in us.

We may attempt to consummate our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we expected, or at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of the information developed during our due diligence examination, which may be limited. As a result, we could acquire a company that is not as profitable as we expected, or at all. Furthermore, the relative lack of information about a private company may hinder our ability to properly assess the value of such a company which could result in our overpaying for that company.

If we effect our initial business combination with a business located outside of the United States, we would be subject to a variety of additional risks that could result in us being unable to operate the business successfully.

We may effect an initial business combination with a business located outside of the United States. If we do, we would be subject to any special considerations or risks associated with businesses operating in the target’s home jurisdiction, including any of the following:

●	rules and regulations or currency conversion or corporate withholding taxes on individuals;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we are unable to do so, we may be unable to operate the acquired business successfully.

If we effect our initial business combination with a business located outside of the United States, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect our initial business combination with a business located outside of the United States, the laws of the country in which such business operates will govern almost all of the material agreements relating to its operations. The target business may not be able to enforce any of its material agreements or enforce remedies for breaches of those agreements in that jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a business located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

We may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We anticipate structuring our initial business combination to acquire 100% of the equity interest or assets of the target business or businesses. However, we may structure our initial business combination to acquire less than 100% of the equity interest or assets of the target business, but only if we (or any entity that is a successor to us in a business combination) acquire a majority of the outstanding voting securities or assets of the target. Even if we own a majority interest in the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction, which is the case with respect to the proposed Intermex transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business.

Unlike many blank check companies, we do not have a specified maximum redemption threshold. The absence of such a redemption threshold will make it easier for us to consummate a business combination with which a substantial number of our stockholders do not agree.

Since we have no specified percentage threshold for redemption in our amended and restated certificate of incorporation, our structure is different in this respect from the structure that has been used by many blank check companies. Many blank check companies would not be able to consummate a business combination if the holders of the company’s public shares voted against a proposed business combination and elected to redeem or convert more than a specified percentage of the shares sold in such company’s initial public offering, which percentage threshold has typically been between 19.99% and 39.99%. As a result, many blank check companies have been unable to complete business combinations because the amount of public shares for which conversion was elected exceeded the maximum conversion threshold pursuant to which such company could proceed with a business combination. However, we may be able to consummate a business combination even though a substantial number of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, if our initial holders, officers, directors or their affiliates have entered into privately negotiated agreements with public stockholders to acquire public shares. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination, and the amount that we redeem may be further limited by the terms and conditions of our initial business combination, which is the case with respect to the proposed Intermex transaction. In such case, we would not proceed with the redemption of our public shares and the related initial business combination, and instead may search for an alternate business combination.

The exercise price for the public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the warrants is higher than is typical in many similar blank check companies. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $11.50 per whole share of common stock. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

In order to effectuate a business combination, we may seek to amend provisions of our charter and other governing instruments. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or other governing instruments in a manner that will make it easier for us to consummate a business combination that our stockholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments. For example, blank check companies have amended the definition of initial business combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our charter or governing instruments in order to effectuate our initial business combination. However, if the effect of the proposed amendments would be either to (i) reduce the amount in the trust account available to redeeming stockholders to less than $10.00 per share, or (ii) delay the date on which a stockholder could otherwise redeem shares for the per share amount in the trust account and, if such amendments are approved by persons holding at least 65% of the outstanding shares of our common stock, we will provide a right for dissenting public stockholders to redeem their public shares, if such amendment is approved, in the same manner as if we were seeking a stockholder vote on a business combination except that the amount on deposit in the trust account for purposes of calculating the per share redemption price will be determined at the close of business two business days before the meeting date.

Provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders owning 65% of the issued and outstanding shares of our common stock, which is a lower amendment threshold than that of many blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the consummation of an initial business combination that our stockholders may not support.

Many blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. Amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders in many cases. Our amended and restated certificate of incorporation provides that provisions related to pre-business combination activity may be amended if approved by holders owning 65% of the issued and outstanding shares of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders owning 65% of the issued and outstanding shares of our common stock (in each case including all shares held by the initial holders, holders of placement units, our officers and our directors); provided, however, that if the effect of any proposed amendment, if adopted, would be either to (i) reduce the amount in the trust account available to redeeming stockholders to less than $10.00 per share, or (ii) delay the date on which a public stockholder could otherwise redeem shares for such per share amount in the trust account, we will provide a right for dissenting public shareholders to redeem public shares if such an amendment is approved). As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination actions more easily that many blank check companies, and this may increase our ability to consummate a business combination with which you do not agree.

Our initial holders, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by January 25, 2019 unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, this written agreement with our initial holders, executive officers and directors and, as a result, will not have the ability to pursue remedies against these persons and entities for any breach of such agreement. Accordingly, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share on our redemption.

Because of the size of our initial business combination, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination, or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We may be unable to obtain any necessary financing on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure or abandon the transaction and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share on our redemption. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us after a business combination.

Holders of founder shares and purchasers of placement units will control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Holders of founder shares and purchasers of placements units may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. Holders of founder or placement shares are not restricted from purchasing common stock in the aftermarket or in privately negotiated transactions, which would increase their control. Neither the holders of founder shares nor purchasers of placement units has any current intention to purchase additional securities, other than as disclosed in the initial public offering prospectus. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, our board of directors, whose members were elected by our initial holders, is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, you should anticipate that holders of founder shares and purchasers of placement units will continue to exert control at least until the consummation of our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants (excluding any placement warrants held by our sponsor or its permitted transferees) at any time after they become exercisable and prior to their expiration, at $0.01 per warrant, provided that the last reported sales price (or the closing bid price of our common stock in the event the shares of our common stock are not traded on any specific trading day) of the common stock equals or exceeds $24.00 per share for any 20 trading days within a 30 trading-day period ending on the third business day prior to the date we send proper notice of such redemption, provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you: (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

Our warrants may have an adverse effect on the market price of our common stock and make it more difficult to effectuate a business combination.

Our sponsor has committed to loan us a maximum of $1,100,000 to fund working capital requirements or finance transaction costs in connection with an intended initial business combination, any portion or all of which may be converted, at the option of our sponsor, into additional warrants of the post-business combination entity at $0.75 per one-half of one warrant (warrants to purchase a maximum of 733,333 whole shares if the full $1,100,000 is loaned and that amount is converted into warrants).

To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the business combination. Therefore, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The placement warrants and any warrants to be issued to our sponsor upon its conversion of up to $1,100,000 in working capital loans are or would be identical to the warrants sold as part of the units in the initial public offering except that, so long as they are held by our sponsor or its permitted transferees, (a) they will not be redeemable by us, (b) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the consummation of our initial business combination and (c) they may be exercised by the holders on a cashless basis.

Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one warrant. Because, pursuant to the warrant agreement, the warrants may only be exercised for a whole number of shares, only a whole warrant may be exercised at any given time. This is different from other blank check companies similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive business combination partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

Nasdaq may delist our securities from trading which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to a business combination. In order to continue listing our securities on Nasdaq prior to a business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000), a minimum number of public stockholders (generally 300 public holders), and a minimum number of shares held by non-affiliates (500,000 shares). Additionally, in connection with our business combination, it is likely that Nasdaq may require us to file a new initial listing application and meet its initial listing requirements which are more rigorous than Nasdaq’s continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on the Over-The-Counter Bulletin Board or the “pink sheets.” If this were to occur, there could be material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of, or no, news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, common stock and warrants are listed on Nasdaq, our units, common stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state, other than the state of Idaho, having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Purchases of common stock in the open market or in privately negotiated transactions by our initial holders, directors, officers or their affiliates may make it difficult for us to continue to list our common stock on Nasdaq or another national securities exchange.

If our initial holders, directors, officers or their affiliates purchase shares of our common stock in the open market or in privately negotiated transactions, it would reduce the public “float” of our common stock and the number of beneficial holders of our common stock, which may make it difficult to maintain the listing or trading of our common stock on a national securities exchange if we determine to apply for such listing in connection with the business combination. If the number of our public holders falls below 300 or if the total number of shares held by non-affiliates is less than 500,000, we will be non-compliant with Nasdaq’s continued listing rules and our common stock could be de-listed. If our common stock were de-listed, we could face the material consequences set forth in the immediately preceding risk factor.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

If we hold a stockholder vote to approve our initial business combination, the federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. If we make a tender offer for our public shares, we will include the same financial statement disclosure in our tender offer documents that is required under the tender offer rules. These financial statements must be prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination by January 25, 2019.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (which we refer to as the Sarbanes-Oxley Act), the Dodd-Frank Act Wall Street Reform and Consumer Protection Act (which we refer to as the Dodd-Frank Act), the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirement of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We may remain an “emerging growth company” for up to five years. If our non-convertible debt issued within a three year period or revenues exceeds $1 billion, or the market value of our common stock held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year.

As an “emerging growth company,” we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our consolidated financial statements may not be comparable to companies that comply with all public company accounting standards. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

The Sarbanes-Oxley Act requires that we maintain a system of internal controls and that we evaluate and report on such system of internal controls. In addition, once we are no longer an “emerging growth company,” we must have our system of internal controls audited. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete a business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Risks applicable to financial technology businesses

Business combinations with financial technology businesses may involve special considerations and risks. If we complete our initial business combination with a financial technology business, we will be subject to the following risks, any of which could be detrimental to us and the business we acquire:

We may be subject to claims from both the firms to whom we provide our products and services and the clients they serve.

If the products or services we provide relate to the facilitation of financial transactions, such as funds or securities settlement systems, and a failure or compromise of our product or service results in loss to a customer or its clients, we may be liable for such loss. The amount of the loss could be significantly greater that the revenues we derived from providing the product or service.

If we are unable to keep pace with evolving technology and changes in the financial services industry, our revenues and future prospects may decline.

We expect that the markets for the products and services of any target business we acquire will likely be characterized by rapid technological change, frequent new product introductions and evolving industry standards. The introduction of products and services embodying new technologies and the emergence of new industry standards can render existing products and services obsolete and unmarketable in short periods of time. We expect new products and services, and enhancements to existing products and services, will be developed and introduced by others, which will compete with the products and services that we offer. Our success will depend upon our ability to enhance current products and services and to develop and introduce new products and services that keep pace with technological developments and emerging industry standards. If we are unable to develop and introduce new products and services or enhancements in a timely manner, or if a release of a new product or service does not achieve market acceptance, our revenues and future prospects may decline.

Our ability to provide financial technology products and services to customers may be reduced or eliminated by regulatory changes.

We expect that the customer base for our products or services will be principally banks and other financial institutions such as insurance companies and securities firms, all of which are subject to extensive regulation. Any product or service we supply to these firms likely will be affected by and designed to comply with the customer’s regulatory environment. If the regulatory environment affecting a particular product or service changes, the product or service could become obsolete or unmarketable, or require extensive and expensive modification. As a result, regulatory changes may impair our revenues and our profitability. If we only provide a single product or service a change in the applicable regulatory environment could cause a significant business interruption and loss of revenue until appropriate modifications are made. Moreover, if the regulatory change eliminates the need for the product or service, or if the expense of making necessary modifications exceeds our resources or available financing, we may be unable to continue in business.

Difficulties with any products or services we provide could damage our reputation and business.

We expect that market acceptance of our products and services will depend upon the reliable operation and security of our systems and their connection to the systems of our customers. Any operational or connectivity failures, system outages or security breaches would likely result in revenue loss to us until corrected and could result in client dissatisfaction, causing them to terminate or reduce their business dealings with us. It may also damage our business reputation, making it more difficult for us to obtain new customers and maintain or expand our business.

A failure to comply with privacy regulations could adversely affect relations with customers and have a negative impact on business.

Depending upon the type of financial technology business we acquire, in the course of providing services to our customers we may collect, process and retain sensitive and confidential information on our customers and their clients. A failure of our systems due to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other causes could result in the misappropriation, loss or other unauthorized disclosure of confidential customer information. Any such failure could result in damage to our reputation with our customers, expose us to the risk of litigation and liability, disrupt our operations, and impair our ability to operate profitably.

We may not be able to protect our intellectual property and we may be subject to infringement claims.

We expect to rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect any proprietary technology of a target business. Although we intend to protect vigorously any intellectual property we acquire, third parties may infringe or misappropriate our intellectual property or may develop competitive technology. Our competitors may independently develop similar technology, duplicate our products or services or design around our intellectual property rights. We may have to litigate to enforce and protect our intellectual property rights, trade secrets and know-how or to determine their scope, validity or enforceability, which is expensive, could cause a diversion of resources and may not prove successful. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection could harm our business and ability to compete.

We also may be subject to claims by third parties for infringement of another party’s proprietary rights, or for breach of copyright, trademark or license usage rights. Any such claims and any resulting litigation could subject us to significant liability for damages. An adverse determination in any litigation of this type could require us to design around a third party’s intellectual property, obtain a license for that technology or license alternative technology from another party. None of these alternatives may be available to us at a price which would allow us to operate profitably. In addition, litigation is time consuming and expensive to defend and could result in the diversion of the time and attention of management and employees. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims.

Item 1B.	UNRESOLVED STAFF COMMENTS.

None.

Item 2.	PROPERTIES.

We do not own any real estate or other physical properties. We currently maintain our executive offices at 2929 Arch Street, Suite 1703, Philadelphia, Pennsylvania 19104. The cost for this space is being borne by an affiliate of our sponsor, without cost to us. We consider our current office space adequate for our current operations.

Item 3.	LEGAL PROCEEDINGS.

To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units commenced public trading on January 20, 2017, and our common stock and warrants commenced separate trading on March 13, 2017.  The common stock, warrants and units are each listed on the NASDAQ Capital Market under the symbols FNTE, FNTEW and FNTEU, respectively.

The following table sets forth the high and low sales price for our units, common stock, and warrants for the periods presented.

Quarter Ended	Units		Common Stock		Warrants
	Low	High	Low	High	Low	High
March 31, 2017	$10.01	$12.10	$9.70	$11.75	$0.50	$4.00
June 30, 2017	$10.15	$10.50	$9.73	$9.95	$1.00	$1.40
September 30, 2017	$10.24	$10.58	$9.70	$11.76	$1.20	$1.95
December 31, 2017	$10.25	$10.65	$9.70	$9.97	$1.20	$1.70

Holders

On March 12, 2018, the numbers of record holders of the Company’s common stock, units and warrants were 13, 3 and 1, respectively, not including beneficial holders whose securities are held in street name.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will depend upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of an initial business combination, and will be at the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with a business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant financial data for our business and should be read with our consolidated financial statements, which are included elsewhere in this Annual Report.

	December 31, 2017	December 31, 2016
Income Statement Data:
Loss from operations	$(1,131,812)	$(1,621)
Net loss	(185,347)	(1,621)
Basic and diluted loss per share	(0.02)	(0.00)

Balance Sheet Data:
Cash	$362,581	$82,614
Cash and marketable securities held in Trust Account	175,883,186	—
Total assets	176,259,327	470,536
Common stock subject to possible redemption	161,127,060	—
Total stockholders’ equity	5,000,008	21,192

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Annual Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Recent Developments

On December 19, 2017, we entered into the Merger Agreement by and among the Company, the Merger Subs, Intermex and the Representative, which provides for the acquisition of Intermex by us pursuant to the First Merger, immediately following which the initial surviving entity will be merged (the “Second Merger,” and together with the First Merger, the “Merger”) with and into Merger Sub 2, with Merger Sub 2 continuing as the surviving entity and a direct wholly owned subsidiary of the Company.

As a result of the Merger, each outstanding share of Intermex Common Stock will convert into the right to receive a combination of cash and shares of our common stock, as calculated pursuant to the terms of the Merger Agreement.

Pursuant to the Merger Agreement, the aggregate consideration to be paid by us in the Merger will consist of (i) $92,000,000 in cash ($2,000,000 of which will be placed in escrow at closing as security for working capital adjustments), (ii) approximately $161,000,000 in shares of our common stock, subject to adjustment in accordance with the terms of the Merger Agreement, and (iii) an amount (as determined in accordance with the Merger Agreement) equal to any excess cash at Intermex at the time of the closing in the form of cash or additional shares of our common stock, at our option, subject to certain limited exceptions. The cash consideration will be funded from the cash held in our Trust Account after permitted redemptions.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues as of December 31, 2017. Our only activities from inception to December 31, 2017 have been organizational activities, preparation for and consummation of our Initial Public Offering, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Intermex. We do not expect to generate any operating revenues prior to the completion of our initial Business Combination, of which there can be no assurance.

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

For the year ended December 31, 2017, we had a net loss of $185,347, which consists of operating costs of $1,131,812 and a provision for income taxes of $436,721, offset by interest income on cash and marketable securities held in the Trust Account of $1,383,186.

For the year ended December 31, 2016, we had a net loss of $1,621 and incurred costs of $1,621.

For the period from May 28, 2015 (inception) through December 31, 2015, we had a net loss of $2,187 and incurred costs of $2,187.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering on January 25, 2017, our only source of liquidity was the sale of 6,000,000 shares (the “Founder Shares”) of our common stock (“Common Stock”) to our sponsor and certain of our initial shareholders for an aggregate purchase price of $28,311, and monies loaned to us by the sponsor to fund organizational costs and expenses in connection with our Initial Public Offering.  As of December 31, 2017, all such loans from the sponsor have been repaid.

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

As of December 31, 2017, we had cash of $362,581 held outside the Trust Account. At December 31, 2017, we had $917,259 of accounts payable, accrued expenses and income taxes payable, $25,000 of deferred legal fees payable relating to the Initial Public Offering, which are payable only if we consummate a Business Combination or upon dissolution of the Company if a Business Combination is not completed by January 25, 2019, and $9,190,000 of deferred underwriting fees, which are payable only if we consummate a Business Combination. The deferred underwriting fees are held in the Trust Account.

As of December 31, 2017, we had cash and marketable securities held in the Trust Account of $175,883,186 (including approximately $1,383,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us for working capital purposes and to pay taxes or any dissolution expenses. Through December 30, 2017, we have withdrawn $500,000 from the interest earned on the Trust Account.  In January 2018, we withdrew an additional $562,554 from the interest earned on the Trust Account.

For the year ended December 31, 2017, cash used in operating activities was $667,720, consisting primarily of a net loss of $185,347 and interest earned on cash and marketable securities held in the Trust Account of $1,383,186. Changes in operating assets and liabilities provided $900,813 of cash for operating activities.

We intend to use substantially all of the funds held in the Trust Account to complete our Business Combination. We may withdraw interest on funds held in the Trust Account for working capital purposes, the payment of taxes or dissolution expenses, if any. If we use our equity or debt securities as consideration for our initial Business Combination, or we do not use all of the funds released from the Trust Account for payment of such consideration, we may apply the excess funds for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating the initial Business Combination, including loans made to us by the sponsor to fund an initial Business Combination, or for working capital. Funds held in the Trust Account may also be used to fund the redemption of common stock.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, pay for travel expenditures, structure, negotiate and complete a Business Combination, and for working capital purposes.

The sponsor committed to loan us funds from time to time of up to a maximum of $1,100,000 to finance transaction costs in connection with an initial Business Combination and for working capital requirements following our Initial Public Offering. See Note 5 to our Consolidated Financial Statements - Related Party Transactions, for a description of the terms of this loan.

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

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year ended December 31, 2017
Operating costs	$226,756	$106,063	$162,040	$636,953	$1,131,812
Loss from operations	(226,756)	(106,063)	(162,040)	(636,953)	(1,131,812)
Interest income	61,666	340,465	456,224	524,831	1,383,186
Provision for income taxes	—	(109,457)	(155,116)	(172,148)	(436,721)
Net Income (Loss)	$(165,090)	$124,945	$139,068	$(284,270)	$(185,347)
Loss per common share:
Basic and Diluted	$(0.02)	$0.02	$0.02	$(0.04)	$(0.02)
Weighted average number of common shares outstanding:
Basic and Diluted	7,070,173	7,778,601	7,766,107	7,752,200	7,594,116

Balance Sheet Data (at period end)
Cash	$233,184	$163,746	$74,873	$362,581	$362,581
Cash and securities held in Trust Account	175,061,666	175,402,131	175,858,355	175,883,186	175,883,186
Total Assets	175,381,640	175,622,116	175,982,656	176,259,327	176,259,327
Total Liabilities	9,234,315	9,349,846	9,571,318	10,132,259	10,132,259
Common stock subject to possible redemption	161,147,324	161,272,260	161,411,330	161,127,060	161,127,060
Total Stockholders’ Equity	$5,000,001	$5,000,010	$5,000,008	$5,000,008	$5,000,008

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Ended December 31, 2016
Operating costs	$—	$—	$871	$750	$1,621
Net Loss	$—	$—	$(871)	$(750)	$(1,621)
Loss per common share:
Basic and diluted	$—	$—	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding:
Basic and diluted	5,271,666	5,271,666	5,271,666	5,271,666	5,271,666

Balance Sheet Data (at period end)
Cash	$—	$—	$14,338	$82,614	$82,614
Total Assets	113	4,388	18,525	470,536	470,536
Total Liabilities	2,300	6,575	172,921	449,344	449,344
Total Stockholders’ Equity	$(2,187)	$(2,187)	$21,942	$21,192	$21,192

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	For The Period from May 28, 2015 (inception) through December 31, 2015
Operating costs	$—	$—	$—	$2,187	$2,187
Net Loss	$—	$—	$—	$(2,1870)	$(2,187)
Loss per common share:
Basic and diluted	$—	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding:
Basic and diluted	—	5,271,666	5,271,666	5,271,666	5,271,666

Balance Sheet Data (at period end)
Cash	$—	$—	$—	$—	$—
Total Assets	—	—	—	—	—
Total Liabilities	—	2,187	2,187	2,187	2,187
Total Stockholders’ Equity (Deficit)	$—	$(2,187)	$(2,187)	$(2,187)	$(2,187)

F-1

FINTECH ACQUISITION CORP. II AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

FinTech Acquisition Corp. II

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of FinTech Acquisition Corp. II (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ equity and cash flows, for the years ended December 31, 2017 and 2016, and for the period from May 28, 2015 (inception) to December 31, 2015 and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the results of its consolidated operations and its cash flows for the years ended December 31, 2017 and 2016 and for the period from May 28, 2015 (inception) to December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements if the Company is unable to complete a Business Combination by January 25, 2019, then the Company will cease all operations except for the purpose of winding up and liquidating. This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2016.

Whippany, New Jersey

March 13, 2018

FINTECH ACQUISITION CORP. II AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash	$362,581	$82,614
Prepaid expenses and other current assets	13,560	—
Total Current Assets	376,141	82,614

Cash and marketable securities held in Trust Account	175,883,186	—
Deferred offering costs	—	387,922
Total Assets	$176,259,327	$470,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$480,538	$2,886
Income taxes payable	436,721	—
Accrued offering costs	—	214,612
Promissory note – related party	—	231,846
Total Current Liabilities	917,259	449,344

Deferred underwriting fees	9,190,000	—
Deferred legal fees payable	25,000	—
Total Liabilities	10,132,259	449,344

Commitments and Contingencies

Common stock subject to possible redemption, $0.0001 par value; 16,112,706 and -0- shares (at redemption value of approximately $10.00 per share) as of December 31, 2017 and 2016, respectively	161,127,060	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 35,000,000 shares authorized; 7,780,627 and 5,298,333 shares issued and outstanding (excluding 16,112,706 and -0- shares subject to possible redemption) as of December 31, 2017 and 2016, respectively	778	530
Additional paid-in capital	5,188,385	24,470
Accumulated deficit	(189,155)	(3,808)
Total Stockholders’ Equity	5,000,008	21,192
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$176,259,327	$470,536

The accompanying notes are an integral part of the consolidated financial statements.

FINTECH ACQUISITION CORP. II AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,		For the Period from May 28, 2015 (inception) through December 31,
	2017	2016	2015

Operating costs	$1,131,812	$1,621	$2,187
Loss from operations.	(1,131,812)	(1,621)	2,187

Other income:
Interest income	1,383,186	—	—

Income (loss) before taxes	251,374	(1,621)	(2,187)
Provision for income taxes	(436,721)	—	—

Net loss	$(185,347)	$(1,621)	(2,187)

Weighted average shares outstanding
Basic and diluted (1) (2)	7,594,116	5,271,666	5,271,666

Net loss per common share
Basic and diluted	$(0.02)	$(0.00)	(0.00)

(1)	This number excludes an aggregate of up to 16,112,706 shares subject to possible redemption at December 31, 2017.
(2)	On January 25, 2017, as a result of the underwriters’ election to exercise a portion of their over-allotment option, 26,667 shares held by the Initial Stockholders (as defined in Note 1) were forfeited (Note 5).

The accompanying notes are an integral part of the consolidated financial statements.

FINTECH ACQUISITION CORP. II AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock (1)		Additional Paid-in	Notes Receivable from	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Stockholders	Deficit	(Deficit)
Balance – May 28, 2015 (inception)	—	$—	$—	$—	$—	$—

Common stock issued to Initial Stockholders in exchange for a note receivable	5,298,333	530	24,470	(25,000)	—	—

Net loss	—	—	—	—	(2,187)	(2,187)

Balance – December 31, 2015	5,298,333	$530	$24,470	$(25,000)	$(2,187)	$(2,187)

Collection of notes receivable from stockholders	—	—	—	25,000	—	25,000

Net loss	—	—	—	—	(1,621)	(1,621)

Balance – December 31, 2016	5,298,333	530	24,470	—	(3,808)	21,192

Issuance of common stock to Initial Stockholders	701,667	70	3,241	—	—	3,311

Sale of 17,500,000 Units, net of underwriters discount and offering expenses	17,500,000	1,750	162,086,162	—	—	162,087,912

Sale of 420,000 Placement Units	420,000	42	4,199,958	—	—	4,200,000

Forfeiture of 26,667 shares of common stock due to underwriter not exercising its full over-allotment option	(26,667)	(3)	3	—	—	—

Common stock subject to redemption	(16,112,706)	(1,611)	(161,125,449)	—	—	(161,127,060)

Net loss	—	—	—	—	(185,347)	(185,347)
Balance – December 31, 2017	7,780,627	$778	$5,188,385	$—	$(189,155)	$5,000,008

The accompanying notes are an integral part of the consolidated financial statements.

FINTECH ACQUISITION CORP. II AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		For the Period from May 28, 2015 (inception) through December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net loss	$(185,347)	$(1,621)	$(2,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,383,186)	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(13,560)	—	—
Accrued expenses	477,652	999	1,887
Income taxes payable	436,721	—	—
Net cash used in operating activities	(667,720)	(622)	(300)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(175,000,000)	—	—
Cash withdrawn from Trust Account	500,000	—	—
Net cash used in investing activities	(174,500,000)	—	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	171,940,000	—	—
Proceeds from sale of Private Placement Units	4,200,000	—	—
Proceed from issuance of common stock to Initial Stockholders	3,311	—	—
Proceeds from collection of notes receivable from stockholders	—	25,000	—
Proceeds from promissory note – related party	—	231,546	300
Repayment of promissory note – related party	(231,846)	—	—
Payment of offering costs	(463,778)	(173,310)	—
Net cash provided by financing activities	175,447,687	83,236	300

Net Change in Cash	279,967	82,614	—
Cash – Beginning	82,614	—	—
Cash – Ending	$362,581	$82,614	$—

Non-Cash investing and financing activities:
Deferred offering costs included in accrued expenses	$—	$214,612	$—
Deferred underwriting fees charged to additional paid in capital	$9,190,000	$—	$—
Deferred legal fees charged to additional paid in capital	$25,000	$—	$—
Initial classification of common stock subject to possible redemption	$161,314,270	$—	$—
Change in value of common stock subject to possible redemption	$(187,210)	$—	$—
Issuance of stock for notes receivable from stockholders	$—	$—	$25,000

The accompanying notes are an integral part of the consolidated financial statements.

FINTECH ACQUISITION CORP. II AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016 AND

FOR THE PERIOD FROM MAY 28, 2015 THROUGH DECEMBER 31, 2015

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

FinTech Acquisition Corp. II (the “Company”), is a blank check company incorporated in Delaware on May 28, 2015. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business transaction, one or more operating businesses or assets (a “Business Combination”). In connection with the proposed acquisition of Intermex Holdings II, Inc. (“Intermex”) (see Note 10), the Company formed two wholly-owned subsidiaries, FinTech II Merger Sub Inc., which was incorporated in Delaware in November 2017 (“Merger Sub I”), and FinTech II Merger Sub 2 LLC, which was formed in Delaware in November 2017 (“Merger Sub II”). Both Merger Sub I and Merger Sub II did not have any activity as of December 31, 2017. The Company has neither engaged in any operations nor generated operating revenues to date.

At December 31, 2017, the Company had not yet commenced operations. All activity through December 31, 2017 relates to the Company’s formation and its Initial Public Offering, which is described below, and identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Intermex, described in Note 10.

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

Transaction costs amounted to $12,912,088, consisting of $3,060,000 of underwriting fees, $9,190,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $662,088 of Initial Public Offering costs. As described in Note 6, the $9,190,000 deferred underwriting fee payable is contingent upon the consummation of a Business Combination by January 25, 2019. As described in Note 6, the $25,000 of deferred legal fees are payable upon the earlier of an initial Business Combination or liquidation of the Company.

Following the closing of the Initial Public Offering on January 25, 2017, an amount of $175,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Placement Units was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination, (ii) the redemption of any Public Shares in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete a Business Combination by January 25, 2019 (the “Combination Period”); or (iii) the distribution of the Trust Account, as described below, if the Company is unable to complete a Business Combination within the Combination Period or upon any earlier liquidation of the Company.

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

FINTECH ACQUISITION CORP. II AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016 AND

FOR THE PERIOD FROM MAY 28, 2015 THROUGH DECEMBER 31, 2015

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

The Initial Stockholders and Cantor have agreed to waive their redemption rights with respect to the Founder Shares and Placement Shares (defined below) (i) in connection with the consummation of a Business Combination, (ii) in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if it does not complete a Business Combination within the Combination Period, and (iii) if the Company fails to consummate a Business Combination within the Combination Period or upon the Company’s liquidation prior to the expiration of the Combination Period. The Initial Stockholders have also agreed to waive their redemption rights with respect to Public Shares in connection with a Business Combination and in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation to modify the substance or timing of its obligation to redeem 100% of its Public Shares if it does not complete a Business Combination within the Combination Period. However, the Initial Stockholders will be entitled to redemption rights with respect to any Public Shares held by them if the Company fails to consummate a Business Combination or liquidates within the Combination Period. Cantor will have the same redemption rights as a public stockholder with respect to any Public Shares it acquires, however, Cantor has informed the Company that it has no current commitments, plans or intentions to acquire Public Shares for its own account. The underwriters have agreed to waive their rights to deferred underwriting commissions held in the Trust Account in the event the Company does not consummate a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Initial Public Offering. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Company’s Chief Executive Officer has agreed that he will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for service rendered, contracted for or products sold to the Company. However, he may not be able to satisfy those obligations should they arise.

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

FINTECH ACQUISITION CORP. II AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016 AND

FOR THE PERIOD FROM MAY 28, 2015 THROUGH DECEMBER 31, 2015

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

In connection with the Company's assessment of going concern considerations in accordance with the Financial Accounting Standard Board's Accounting Standards Update ("ASU") 2014-15, "Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern," management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 25, 2019.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expense during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2017 and 2016.

Cash and marketable securities held in Trust Account

At December 31, 2017, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

FINTECH ACQUISITION CORP. II AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016 AND

FOR THE PERIOD FROM MAY 28, 2015 THROUGH DECEMBER 31, 2015

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2017, 16,112,706 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section on the Company’s consolidated balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2017 and 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per common share

The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding shares of common stock forfeited by certain of the Company’s Initial Shareholders on January 25, 2017. Shares of common stock subject to possible redemption at December 31, 2017 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants to purchase 8,960,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2017 and 2016, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

FINTECH ACQUISITION CORP. II AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016 AND

FOR THE PERIOD FROM MAY 28, 2015 THROUGH DECEMBER 31, 2015

3. INITIAL PUBLIC OFFERING

On January 25, 2017, the Company sold 17,500,000 Units at a purchase price of $10.00 per Unit, which included a partial exercise by the underwriters of their over-allotment option in the amount of 2,200,000 Units at $10.00 per Unit. Each Unit consists of one share of the Company’s common stock and one-half of one whole warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 (see Note 7). No fractional Public Warrants were issued upon separation of the Units and only whole Public Warrants trade.

4. PRIVATE PLACEMENT

Simultaneous with the Initial Public Offering, the Sponsor and Cantor purchased an aggregate of 420,000 Placement Units (390,000 Placement Units by the Sponsor and 30,000 Placement Units by Cantor) at a price of $10.00 per Unit (or an aggregate purchase price of $4,200,000). Each Placement Unit consists of one share of common stock (“Placement Share”) and one-half of one warrant (each, a “Placement Warrant”) to purchase one share of the Company’s common stock exercisable at $11.50. The proceeds from the Placement Units and the proceeds from the Initial Public Offering totaling $175,000,000 are held in the Trust Account. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Placement Shares or Placement Warrants.

The Placement Units and their component securities are the same as the public units and their component securities except that they may not be transferable, assignable or salable until 30 days after the consummation of an initial Business Combination, subject to certain limited exceptions.

5. RELATED PARTY TRANSACTIONS

Founder Shares

On May 28, 2015, the Company issued an aggregate of 5,298,333 shares of common stock to the Initial Stockholders (“Founder Shares”) for an aggregate purchase price of $25,000. In January 2017, the Company issued an additional 701,667 Founder Shares for an aggregate purchase price of $3,311. As such, total Founder Shares of 6,000,000 included an aggregate of up to 760,000 shares subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Stockholders would collectively own 25% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to exercise their over-allotment option to purchase 2,200,000 Units on January 25, 2017 and waiver of the remainder of their over-allotment option, 733,333 Founder Shares were no longer subject to forfeiture and 26,667 Founder Shares were forfeited. Accordingly, a total of 5,973,333 Founder Shares are outstanding as of December 31, 2017.

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

FINTECH ACQUISITION CORP. II AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016 AND

FOR THE PERIOD FROM MAY 28, 2015 THROUGH DECEMBER 31, 2015

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor has committed to loan the Company funds as may be required up to a maximum of $1,100,000 (“Working Capital Loans”), which will be repaid upon the consummation of a Business Combination. However, if the Company does not consummate a Business Combination, the Company may use funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment, other than interest income earned thereon in an amount, when taken together with amounts released to the Company for working capital purposes, that does not exceed $500,000. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. Any part or all of the Working Capital Loans may be converted into additional warrants at $0.75 per one-half of one warrant (warrants to purchase a maximum of 733,333 whole shares if the full $1,100,000 is loaned and that amount is converted into warrants) of the post-Business Combination entity at the option of the Sponsor. The warrants would be identical to the Placement Warrants. There were no Working Capital Loans outstanding as of December 31, 2017 and 2016.

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

Deferred Legal Fees

The Company is obligated to pay its attorneys a deferred legal fee of $25,000 upon consummation of a Business Combination or dissolution of the Company if a Business Combination is not completed within the Combination Period. Accordingly, the Company has recorded $25,000 as deferred legal fees payable in the accompanying consolidated balance sheet at December 31, 2017.

FINTECH ACQUISITION CORP. II AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016 AND

FOR THE PERIOD FROM MAY 28, 2015 THROUGH DECEMBER 31, 2015

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2017 and 2016, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 35,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each common share. At December 31, 2017 and 2016, there were 7,780,627 and 5,298,333 shares of common stock issued and outstanding, respectively (excluding 16,112,706 and -0- shares of common stock subject to possible redemption).

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

The Company may redeem the Public Warrants (except as described above with respect to the Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption;

●	if, and only if, the last sale price of the Company’s common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

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

FINTECH ACQUISITION CORP. II AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016 AND

FOR THE PERIOD FROM MAY 28, 2015 THROUGH DECEMBER 31, 2015

8. INCOME TAX

Information for the year ended December 31, 2016 and for the period from May 28, 2015 (inception) through December 31, 2015 is not presented as it is deemed to be not material.

The Company’s net deferred tax assets are as follows:

December 31, 2017
Deferred tax asset
Organizational costs/Startup expenses	$216,951
Total deferred tax assets	216,951
Valuation allowance	(216,951)
Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

Year Ended December 31, 2017
Federal
Current	$436,721
Deferred	(216,951)

State
Current	$—
Deferred	—
Change in valuation allowance	216,951
Income tax provision	$436,721

As of December 31, 2017, the Company had no U.S. federal and state net operating loss carryovers (“NOLs”) available to offset future taxable income. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control as defined under the regulations.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2017, the change in the valuation allowance was $216,951.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2017 is as follows:

Year Ended December 31, 2017
Statutory federal income tax rate	34.0%
State taxes, net of federal tax benefit	0.0%
Deferred tax rate change	53.4%
Change in valuation allowance	86.3%
Income tax provision	173.7%

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company considers Pennsylvania to be a significant state tax jurisdiction.

FINTECH ACQUISITION CORP. II AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016 AND

FOR THE PERIOD FROM MAY 28, 2015 THROUGH DECEMBER 31, 2015

9. FAIR VALUE MEASUREMENTS

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying consolidated balance sheet and adjusted for the amortization or accretion of premiums or discounts.

Cash held in the Trust Account amounted to $6,050 and $0 at December 31, 2017 and 2016.

The gross holding gains and fair value of held-to-maturity securities at December 31, 2017 and 2016 were as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Losses	Fair Value
December 31, 2017	U.S. Treasury Securities (Mature on 1/18/2018)	$175,877,136	$(80,806)	$175,796,330

December 31, 2016		$—	$—	$—

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2017 and 2016, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2017	December 31, 2016
Assets:
Cash and marketable securities held in Trust Account	1	$175,883,186	$—

FINTECH ACQUISITION CORP. II AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016 AND

FOR THE PERIOD FROM MAY 28, 2015 THROUGH DECEMBER 31, 2015

10. MERGER AGREEMENT

On December 19, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Merger Sub 1, Merger Sub 2 (together with Merger Sub 1, the “Merger Subs”), Intermex and SPC Intermex Representative LLC (the “Representative”), which provides for the acquisition of Intermex by the Company pursuant to the proposed merger of Merger Sub 1 with and into Intermex with Intermex continuing as the initial surviving entity (the “First Merger”), immediately following which the initial surviving entity will be merged (the “Second Merger,” and together with the First Merger, the “Merger”) with and into Merger Sub 2, with Merger Sub 2 continuing as the surviving entity and a direct wholly owned subsidiary of the Company.

As a result of the Merger, each outstanding share of Intermex common stock (“Intermex Common Stock”) will convert into the right to receive a combination of cash and shares of the Company’s common stock, as calculated pursuant to the terms of the Merger Agreement.

Pursuant to the Merger Agreement, the aggregate consideration to be paid by the Company in the Merger will consist of (i) $92,000,000 in cash ($2,000,000 of which will be placed in escrow at closing as security for working capital adjustments), (ii) approximately $161,000,000 in shares of the Company’s common stock, subject to adjustment in accordance with the terms of the Merger Agreement, and (iii) an amount (as determined in accordance with the Merger Agreement) equal to any excess cash at Intermex at the time of the closing in the form of cash or additional shares of the Company’s common stock, at the option of the Company, subject to certain limited exceptions. The cash consideration will be funded from the cash held in the Company’s Trust Account after permitted redemptions.

Each of Intermex, the Company and the Merger Subs have made representations, warranties and covenants in the Merger Agreement that are customary for transactions of this nature. The representations and warranties of the Company, the Merger Subs and Intermex will not survive the closing of the Merger.

Consummation of the transactions contemplated by the Merger Agreement is subject to customary conditions of the respective parties, including, among others, that (i) the Merger be approved by the Company’s stockholders and Intermex’s stockholder; (ii) there has been no material adverse effect with respect to Intermex or the Company since the date of the Merger Agreement; (iii) the organizational documents of the Company will be amended and restated as described in the Merger Agreement; (iv ) the parties will have received certain governmental consents and authorizations to the Merger; (v) all applicable waiting periods and any extensions thereof under applicable antitrust, competition or similar laws will have expired or been terminated; and (vi) the Company will have at least $125,000,000 in its Trust Account as of the closing, after giving effect to the redemption of public shares by the Company’s public stockholders and the payment of deferred underwriting fees.

The Merger Agreement provides that, upon consummation of the Merger, the Company will enter into a registration rights agreement and a shareholders agreement.

Concurrently with the execution of the Merger Agreement, the Company, Intermex and certain existing Company stockholders entered into a Voting Agreement (the “Voting Agreement”). Pursuant to the Voting Agreement, the stockholders party thereto have agreed to, among other things, vote all of the shares of the Company’s common stock held by such stockholders (i) in favor of the adoption of the Merger Agreement and approval of the Merger and the other transactions contemplated by the Merger Agreement; (ii) against any actions that would result in a breach by the Company of any obligations contained in the Merger Agreement; (iii) in favor of the proposals set forth in the Company’s preliminary proxy statement/prospectus (and definitive proxy statement/prospectus, when available) to be filed with the SEC relating to the Merger; and (iv) against alternative proposals or transactions to the Merger.

The Voting Agreement generally prohibits the stockholders party thereto from transferring, or permitting to exist any liens on, their shares of the Company’s common stock prior to the consummation of the Merger. The Voting Agreement will automatically terminate upon the first to occur of (i) the closing of the Merger and (ii) the termination of the Merger Agreement in accordance with its terms.

11. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the consolidated balance sheet date up to the date that the consolidated financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

In January 2018, the Company withdrew $562,554 from interest earned on the Trust Account to pay franchise and income taxes payable.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of December 31, 2017, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on this assessment, management believes that, as of December 31, 2017, our internal control over financial reporting is effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm, because as an "emerging growth company" under the JOBS Act our independent registered public accounting firm is not required to issue such an attestation report.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Betsy Z. Cohen*	76	Chairman of the Board
Daniel G. Cohen*	48	Chief Executive Officer and Director
James J. McEntee, III	60	President and Chief Financial Officer
Walter Beach	51	Director
Jeremy Kuiper	55	Director
Shami Patel	49	Director

* Mr. Cohen is the son of Mrs. Cohen.

Betsy Z. Cohen has served as Chairman of our board of directors since August 2016 and is a member of our sponsor. She has served as a director of FinTech I since November 2013 and its successor, Card Connect Corp (Nasdaq: CCN), a provider of payment processing solutions to merchants, and previously served as Chairman of the board of directors of FinTech I from July 2014 through July 2016 and as FinTech I’s Chief Executive Officer from July 2014 through August 2014. She served as Chief Executive Officer of Bancorp and its wholly-owned subsidiary, Bancorp Bank, since September 2000 and Chairman of Bancorp Bank since November 2003, and resigned from these positions upon her retirement in December 2014. She served as the Chairman of the Board of Trustees and as a trustee of RAIT Financial Trust (NYSE: RAS), a real estate investment trust, since its founding in August 1997, through her resignation as of December 31, 2010 and served as RAIT’s Chief Executive Officer from 1997 to 2006. Mrs. Cohen served as a director of Hudson United Bancorp (a bank holding company), the successor to JeffBanks, Inc., from December 1999 until July 2000 and as the Chairman of the Jefferson Bank Division of Hudson United Bank (Hudson United Bancorp’s banking subsidiary) from December 1999 through March 2000. Before the merger of JeffBanks, Inc. with Hudson United Bancorp in December 1999, Mrs. Cohen was Chairman and Chief Executive Officer of JeffBanks, Inc. from its inception in 1981 and also served as Chairman and Chief Executive Officer of each of its subsidiaries, Jefferson Bank, which she founded in 1974, and Jefferson Bank New Jersey, which she founded in 1987. From 1985 until 1993, Mrs. Cohen was a director of First Union Corp. of Virginia (a bank holding company) and its predecessor, Dominion Bancshares, Inc. In 1969, Mrs. Cohen co-founded a commercial law firm and served as a senior partner until 1984. Mrs. Cohen is also a director of Aetna, Inc. (NYSE: AET), an insurance company. Our board has determined that Mrs. Cohen’s extensive experience in the financial services industry generally, and the financial technology industry in particular, as well as extensive experience in operating financial services companies in a public company environment, qualifies her to serve as a member of our board of directors.

Daniel G. Cohen has served as a director and our Chief Executive Officer since May 2015 and is the managing member of our sponsor. He previously served as a director of FinTech I from November 2013 until July 2016, as FinTech I’s President and Chief Executive Officer from August 2014 until July 2016, and as FinTech I’s Executive Vice President from July 2014 through August 2014. He has been the Chairman of Bancorp and Chairman of the Executive Committee of Bancorp’s Board of Directors since its inception in 1999. Mr. Cohen is Vice-Chairman of the Bank’s Board of Directors and Chairman of its Executive Committee. He had previously been Chairman of the Bank’s Board of Directors from September 2000 to November 2003 and, from July 2000 to September 2000, had been the Bank’s Chief Executive Officer. Mr. Cohen has served as the President of Cohen & Company Financial Limited (formerly Euro DeKania Management Ltd.), a wholly owned subsidiary of IFMI (NYSE: IFMI), formerly Cohen & Company Inc., and Alesco Financial, Inc. (which merged into IFMI), investment firms specializing in credit-related fixed income investments, since September 2013. Mr. Cohen has also served since September 2013, as President and Chief Executive Officer of all businesses of IFMI, LLC arising out of or related to Europe. Mr. Cohen served as Chief Executive Officer and Chief Investment Officer of IFMI from December 2009 through September 2013, as their respective Chairman of the Board of Directors since October 2006 and as Executive Chairman from October 2006 through December 2009. He is also Chairman of JVB Financial, a broker dealer subsidiary of IFMI. In addition, before its merger with Alesco Financial, Mr. Cohen served as the Chairman of the Board of Managers of Cohen Brothers LLC, an investment firm specializing in credit related fixed income investment, from 2001, as Chief Investment Officer from October 2008 and as Chief Executive Officer from December 2009. He previously served as Chief Executive Officer of RAIT from December 2006, when it merged with Taberna Realty Finance Trust, to February 2009, and served as a trustee from the date RAIT acquired Taberna until his resignation from that position in February 2010. Mr. Cohen was Chairman of the Board of Trustees of Taberna Realty Finance Trust from its inception in March 2005 until its December 2006 acquisition by RAIT, and its Chief Executive Officer from March 2005 to December 2006. Mr. Cohen served as a director of Star Asia, a joint venture investing in Asian commercial real estate, from February 2007 to February 2014 and as a director of Muni Funding Company of America, LLC, a company investing in middle-market non-profit organizations, from April 2007 to June 2011. Our board has determined that Mr. Cohen’s service as a director and as an executive officer of various entities in the banking industry have provided him with industry specific expertise that qualifies him to serve as a member of our board of directors.

James J. McEntee, III has served as our President and Chief Financial Officer since May 2015 and is the grantor of a trust (for whom an unrelated person is trustee) for the benefit of his children which is a member of our sponsor. He served as FinTech I’s Chief Financial Officer and Chief Operating Officer from August 2014 to July 2016. He has served as the Managing Principal of StBWell, LLC, an owner and operator of real estate, since June 2010. Mr. McEntee has been a director of both Bancorp and its wholly-owned subsidiary Bancorp Bank since September 2000 and a director of T-Rex Group, Inc., a provider of risk analytics software for investors in renewable energy, since November 2014. Mr. McEntee was the Chief Executive Officer of Alesco Financial, Inc. from the date of its incorporation in 2006 until its merger with Cohen & Company in December 2009 and was the Chief Operating Officer of Cohen & Company from March 2003 until December 2009, and was a managing director of IFMI (a successor company to Cohen & Company) and was the Vice-Chairman and Co-Chief Operating Officer of JVB Financial through October 2013. Mr. McEntee was a principal in Harron Capital, L.P., a media and communications venture capital fund, from 1999 to September 2002. From 1990 through 1999, Mr. McEntee was a stockholder at Lamb McErlane, PC, and from 2000 until 2004 was of counsel to Lamb McErlane. Mr. McEntee was previously a director of Pegasus Communications Corporation, a publicly held provider of communications and other services, and of several other private companies. Mr. McEntee has served since 2008 as a director of The Chester Fund, a nonprofit organization, and has served as its Chairman since July 2012.

Independent Directors

Walter T. Beach has served as a director since August 2016. He previously served as a director of FinTech I from November 2014 until July 2016. He has been a director of both Bancorp and Bancorp Bank since 1999. Mr. Beach has been a Managing Director of Beach Investment Counsel, Inc., an investment management firm, since 1997. From 1993 to 1997, Mr. Beach was a Senior Analyst and Director of Research at Widmann, Siff and Co., Inc., an investment management firm, where he was, beginning in 1994, responsible for the firm’s investment decisions for its principal equity product. As research director, he was one of two major contributors to overall investment management. From 1992 to 1993, he was an associate and financial analyst at Essex Financial Group, a consulting and merchant banking firm. From 1991 to 1992 he was an analyst at Industry Analysis Group, an industry and economic consulting firm. Mr. Beach has served as a director of Resource Capital Corp. (NYSE:RSO), a real estate investment trust, since 2005. Mr. Beach served as a director of Institutional Financial Markets, Inc. from December 2009 to September 2013. Our board has determined that Mr. Beach’s extensive experience in the financial services industry and as a member of the boards of various public companies qualifies him to serve as a member of our board of directors.

Jeremy Kuiper has served as a director since August 2016 and has served as Managing Director of the Payment Solutions division of Bancorp since 2007. In January 2016 he assumed responsibility for all payments business units within Bancorp, including the Payment Acceptance Group and ACH Services. Previously, he served as Director of Financial Management, Operations and Credit Risk Management at BankFirst and served in other positions at that company between 2000 and 2007. From 1997 through 2007, he served as Senior Vice President of United Credit National Bank where he oversaw card products. From 1994 through 2007, he served as Senior Vice President of Specialized Card Services, where he was responsible for all information services, customer service and other aspects of card management. Mr. Kuiper is an in-demand industry panelist/speaker and participates on many boards, including the Network Branded Prepaid Card Association, of which he is a former Chairman. Our board has determined that Mr. Kuiper’s extensive experience financial technology industry qualifies him to serve as a member of our board of directors.

Shami Patel has served as a director since August 2016 and previously served as a director of FinTech I from November 2014 until July 2016. He has served as the Co-Head of the Venture Capital Team and General Partner of Pacific View Ventures, a division of Pacific View Asset Management, LLC, an investment advisory firm, since July 2014 and as the Vice Chairman of the Board of Golden Pacific Bancorp, Inc., a financial holding company that provides banking and other financial products and services, from October 2010 through January 1, 2015. He has served at Clean Pacific Ventures Management, LLC, a venture capital firm specializing in early stage investments, as a venture partner since February 2013. From September 2009 to November 2011, Mr. Patel was a partner at, and served on the Executive Committee of, Hexagon Securities, LLC, a credit focused investment bank and securities firm. From 2001 to August 2009, he served as Managing Director and Senior Partner at Cohen & Company, where he helped launch Alesco Financial, Inc., where he served as Chief Operating Officer and Chief Investment Officer from 2006 to 2009. From 1999 to 2000, he served as Chief Financial Officer for TRM Corporation (NASDAQ: TRMM), a consumer and financial services company. In 2000, he founded iATMglobal.net, a middleware software business where he served as Chief Executive Officer and which was sold to NCR Corporation in 2001. He served as Vice President of the West Coast Region for Sirrom Capital Corporation, a mezzanine finance fund, from 1998 to 1999. Prior to this he was in the business services group at Robertson Stephens, an investment banking firm from 1997 to 1998 and served as a strategy consultant in the energy group at Andersen Consulting from 1991 to 1993. Mr. Patel has served on the Board of the Duke University School of Law since 2011 and has been a Senior Lecturing Fellow since 2012 and a member of the Advisory Board of the Law and Entrepreneurship Program at Duke since 2013. Mr. Patel has also served on the Executive Committee of the Seven Hills School since 2010 and has been the Treasurer of the Board of Trustees since 2012. Our board has determined that Mr. Patel’s extensive experience in the financial services industry and both as an investor and operator of various private and public high growth companies qualifies him to serve as a member of our board of directors.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the first class of directors, consisting of Walter T. Beach, Jeremy Kuiper, and Shami Patel, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Betsy Z. Cohen and Daniel G. Cohen, will expire at the second annual meeting of stockholders.

Collectively, through their positions described above, our officers and directors have extensive experience in public companies and in the financial services industry. These individuals play a key role in identifying and evaluating prospective acquisition candidates, selecting the target businesses, and structuring, negotiating and consummating their acquisition.

Section 16(a) Beneficial Ownership Reporting Requirements

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of any publicly traded class of our equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the SEC. Officers, directors, and greater-than-ten-percent stockholders are required by the SEC's regulations to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company during the most recent fiscal year, and Forms 5 with respect to its most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the officers, directors, and security holders required to file the same during the fiscal year ended December 31, 2017 except for one transaction that was not reported on a timely basis by our sponsor.

Board Committees

Audit Committee

The rules of Nasdaq and Section 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. We have established an audit committee of the board of directors, which consists of Messrs. Patel, Beach, and Kuiper, all of whom meet the independent director standard under Nasdaq’s listing standards and under Rule 10A-3(b)(1) of the Exchange Act. Mr. Patel serves as Chairman of our audit committee.

The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor our annual audited consolidated financial statements, and recommending to the board whether the audited consolidated financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our consolidated financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our consolidated financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Expert on Audit Committee

The audit committee will at all times be composed exclusively of independent directors who are “financially literate” as defined under Nasdaq’s listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the NASDAQ Capital Market that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. We have determined that Mr. Patel satisfies Nasdaq’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Messrs. Beach and Patel, each of whom meets the independent director standard under Nasdaq’s listing standards and under Rule 10A-3(b)(1) of the Exchange Act. Mr. Beach serves as Chairman of our compensation committee.

The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation, if any, of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement;

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors; and
●	monitoring compliance with the requirements under the Sarbanes-Oxley Act of 2002 relating to loans to directors and officers, and with all other applicable laws affecting employee compensation and benefits.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Other Board Committees

Our board of directors intends to establish a nominating committee upon consummation of our initial Business Combination. At that time, our board of directors intends to adopt a charter for this committee. Prior to such time, our independent directors will address any nominations process, as required by Nasdaq.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws, a copy of which is attached as an exhibit to this Annual Report. We will make a printed copy of our code of conduct and ethics available to any stockholder who so requests. Requests for a printed copy may be directed to us as follows: FinTech Acquisition Corp. II, 2929 Arch Street, Suite 1703, Philadelphia, PA 19104 Attention: Secretary.

Item 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

None of our executive officers or directors has received any compensation (cash or non-cash) for services rendered. We will not pay compensation of any kind, including finder’s and consulting fees, to holders of founder shares, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the consummation of an initial business combination other than (i) repayment of loans made to us by our sponsor to cover offering-relating and organization expenses and (ii) repayment of the up to $1,100,000 in incremental loans which our sponsor has committed to make to finance transaction costs in connection with an intended initial business combination (provided that, if we do not consummate an initial business combination, we may use working capital held outside the trust account to repay such loaned amounts, but no proceeds from the trust account would be used for such repayment other than up to $500,000 of interest earned thereon). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee must approve all payments in excess of $5,000 to be made to any initial holder, our sponsor, our directors and officers or our or their affiliates.

After the consummation of our initial Business Combination, directors or members of our management team who remain in one of those capacities may be paid director, consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business although we do not believe that the ability of our management to remain with us after the consummation of an initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based upon its review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2017.

Walter Beach, Chair

Shami Patel

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of February 28, 2018, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our officers and directors that beneficially owns shares of our common stock; and

●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of any outstanding warrants as no warrants are exercisable within 60 days.

Name and Address of Beneficial Owners	Number of Shares Beneficially Owned		Percentage
Directors and Executive Officers:(1)
Walter T. Beach	—		—*
Betsy Z. Cohen	592,827	(2)	2.5%
Daniel G. Cohen	5,165,912	(3)	21.6%
Jeremy Kuiper	57,045		*
James J. McEntee, III	410,504	(4)	1.7%
Shami Patel	57,045		*
All directors and executive officers as a group (six individuals)	6,283,333		26.3%
Greater than 5% Beneficial Owners
Davidson Kempner Capital Management LP(5)	1,336,543		5.6%
Polar Asset Management Partners Inc.(6)	2,685,000		11.2%
FinTech Investor Holdings II, LLC	3,609,678		15.1%

*	Less than 1 percent.

1.	Unless otherwise noted, the business address of each of the persons and entities listed above is 2929 Arch Street, Suite 1703, Philadelphia, PA 19104.
2.	Includes 200,000 shares held by a family trust for which Mrs. Cohen may be deemed to be a beneficial owner. Mrs. Cohen’s grandchildren are the beneficiaries of the trust.

3.

Includes 3,609,678 shares (including 390,000 shares underlying units) held by our sponsor. Mr. Cohen is the managing member of our sponsor, shares voting and investment power over shares held by our sponsor and disclaims beneficial ownership over any securities owned by our sponsor in which he does not have any pecuniary interest. Includes 513,407 shares held by DGC Family FinTech Trust for which Mr. Cohen may be deemed to be a beneficial owner. Mr. Cohen’s children are the beneficiaries of DGC Family FinTech Trust. Includes 500,000 shares held by Cohen Sponsor Interests II, LLC for which Mr. Cohen may be deemed to be a beneficial owner.

4.	Includes 370,795 shares held by the Swarthmore Trust of 2016 for which Mr. McEntee may be deemed to be a beneficial owner. Mr. McEntee’s children are the beneficiaries of the Swarthmore Trust of 2016.

5.

Based on information contained in a Schedule 13G/A filed with the SEC on February 12, 2018, Davidson Kemper Capital Management, L.P. (“DKCM”) shares voting and investment power with the following entities and persons: Davidson Kempner Partners (“DKP”) (236,034 shares); Davidson Kempner Institutional Partners, L.P. (“DKIP”) (532,745 shares); Davidson Kempner International, Ltd. (“DKIL”) (567,764 shares); Thomas L. Kempner, Jr. (1,336,543 shares); and Anthony A. Yoseloff (1,336,543 shares). DKCM is the investment manager to each of DKP, DKIP and DKIL. Messrs. Kempner and Yoseloff, through their involvement in DKCM, are responsible for the voting and investment decisions relating to the securities held by DKP, DKIP and DKIL. The business address of each reporting person is c/o Davidson Kempner Capital Management LP, 520 Madison Avenue, 30th Floor, New York, New York 10022.

6.	Based on information contained in a Schedule 13G filed with the SEC on February 9, 2018 by Polar Asset Management Partners Inc. Polar Asset Management Partners Inc. serves as the investment manager to Polar Multi Strategy Master Fund, a Cayman Islands exempted company ("PMSMF") and certain managed accounts (together with PMSMF, the "Polar Vehicles"), with respect to the shares directly held by the Polar Vehicles. The address of Polar Asset Management Partners Inc. is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Founder shares

On May 28, 2015, we issued an aggregate of 5,298,333 founder shares to the initial holders for an aggregate purchase price of $25,000. In January 2017, we issued an additional 701,667 founder shares to certain of the initial holders for an aggregate purchase price of $3,311. As such, total founder shares of 6,000,000 included an aggregate of up to 760,000 shares subject to forfeiture by the initial holders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the initial holders would collectively own 25% of our issued and outstanding shares after the initial public offering. As a result of the underwriters’ election to exercise their over-allotment option to purchase 2,200,000 units on January 25, 2017 and waiver of the remainder of their over-allotment option, 733,333 founder shares were no longer subject to forfeiture and 26,667 founder shares were forfeited. On March 8, 2017, Betsy Cohen transferred 200,000 of her founder shares to a family trust. On September 5, 2017, our sponsor transferred 30,000 founder shares to Cohen and Company LLC. On November 27, 2017, Daniel Cohen transferred 50,000 of his founder shares to Plamen Mitrikov. On December 11, 2017, Betsy Cohen, Daniel Cohen and James J. McEntee transferred an aggregate of 500,000 founder shares to Cohen Sponsor Interests II, LLC.

The initial holders have agreed not to transfer, assign or sell any of their founder shares (except to permitted transferees) until (i) with respect to 20% of such shares, upon consummation of our initial business combination, (ii) with respect to 20% of such shares, when the closing price of our common stock exceeds $12.00 for any 20 trading days within a 30-trading day period following the consummation of a business combination, (iii) with respect to 20% of such shares, when the closing price of our common stock exceeds $13.50 for any 20 trading days within a 30-trading day period following the consummation of a business combination, (iv) with respect to 20% of such shares, when the closing price of our common stock exceeds $15.00 for any 20 trading days within a 30-trading day period following the consummation of a business combination and (v) with respect to 20% of such shares, when the closing price of our common stock exceeds $17.00 for any 20 trading days within a 30-trading day period following the consummation of a business combination or earlier, in any case, if, following a business combination, we engage in a subsequent transaction (1) resulting in our shareholders having the right to exchange their shares for cash or other securities or (2) involving a consolidation, merger or other change in the majority of our board of directors or management team in which we are the surviving entity. Notwithstanding the foregoing, in connection with an initial business combination, the initial holders may transfer, assign or sell their founder shares with our consent to any person or entity that agrees in writing to be bound by the transfer restrictions set forth in the prior sentence.

Private Placement

Simultaneously with the initial public offering, our sponsor and Cantor purchased an aggregate of 420,000 placement units (390,000 placement units by our sponsor and 30,000 placement units by Cantor) at a price of $10.00 per unit (or an aggregate purchase price of $4,200,000). Each placement unit consists of one placement share and one-half of one placement warrant to purchase one share of our common stock exercisable at $11.50. The proceeds from the placement units and the proceeds from the initial public offering totaling $175,000,000 are held in the trust account. There will be no redemption rights or liquidating distributions from the trust account with respect to the placement shares or placement warrants.

The placement warrants are identical to the warrants included in the units sold in the initial public offering, except that if held by our sponsor, Cantor or their permitted assigns, they (a) may be exercised for cash or on a cashless basis, (b) are not subject to being called for redemption and (c) they (including our common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the consummation of our initial business combination. There are no redemption rights or liquidating distributions with respect to the founder shares, placement shares or warrants, which will expire worthless if we do not complete the Merger or another initial business combination.

Promissory Note — Related Party

Prior to the closing of the initial public offering, our sponsor loaned us $231,846 for expenses related to our formation and the initial public offering. The loan was non-interest bearing, unsecured and due on the earlier of June 30, 2017 or the closing of the initial public offering. The loan was repaid upon the closing of the initial public offering on January 25, 2017.

Related Party Loans

In order to finance transaction costs in connection with a business combination, our sponsor has committed to loan us funds as may be required up to a maximum of $1,100,000 (“Working Capital Loans”), which will be repaid upon the consummation of a business combination. However, if we do not consummate a business combination prior to January 25, 2019, we may use funds held outside the trust account to repay the Working Capital Loans; however, no proceeds from the trust account may be used for such repayment, other than interest income earned thereon in an amount, when taken together with amounts released to us for working capital purposes, that does not exceed $500,000. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. Any part or all of the Working Capital Loans may be converted into additional warrants at $0.75 per one-half of one warrant (warrants to purchase a maximum of 733,333 whole shares if the full $1,100,000 is loaned and that amount is converted into warrants) of the post-business combination entity at the option of our sponsor. The warrants would be identical to the placement warrants. There were no Working Capital Loans outstanding as of December 31, 2017 and December 31, 2016.

Registration Rights

Pursuant to a registration rights agreement entered into on January 19, 2017, the holders of the founder shares, placement units (including any securities contained therein) and the warrants that may be issued upon conversion of the Working Capital Loans (and any shares of common stock issuable upon the exercise of the placement warrants or the warrants issued upon conversion of the Working Capital Loans) are entitled to registration rights. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed by us. We will bear the expenses incurred in connection with the filing of any such registration statements.

Conflicts of Interest

In general, officers and directors of a Delaware corporation are required to present business opportunities to the corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Our amended and restated certificate of incorporation provides, however, that the doctrine of corporate opportunity, or any other analogous doctrine, does not apply to us or any of our officers or directors or in circumstances that would conflict with any current or future fiduciary duties or contractual obligations.

Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present the opportunity to such entity prior to presenting the opportunity to us or, if he or she is subject to a non-compete obligation that includes business opportunities, he or she may be prohibited from referring such opportunity to us. Below is a table summarizing the companies to which our officers and directors owe fiduciary obligations that could conflict with their fiduciary obligations to us, all of which may have to (i) be presented appropriate potential target businesses by our officers or directors, and (ii) reject the opportunity to acquire such potential target business, before the opportunity may be presented to us:

Individual	Entity	Affiliation
Betsy Z. Cohen	Aetna, Inc.	Director

Daniel G. Cohen	The Bancorp, Inc. Institutional Financial Markets, Inc. J.V.B. Financial Group, LLC	Director Chief Executive Officer Chairman

James J. McEntee, III	The Bancorp, Inc. Institutional Financial Markets, Inc. J.V.B. Financial Group, LLC	Director Chief Operating Officer Co-Vice Chairman and Chief Operating Officer

Walter T. Beach	The Bancorp, Inc.	Director

Jeremy Kuiper	The Bancorp, Inc.	Managing Director

Shami Patel	Pacific View Ventures	General Partner

Messrs. Cohen, McEntee, Beach and Kuiper are executive officers and/or directors of Bancorp, a financial holding company, and its subsidiary bank, Bancorp Bank, which provide banking and other financial services, including prepaid and debit cards, private label banking, healthcare accounts and merchant card processing. As such, they are required to present corporate opportunities relating to the current business of Bancorp and Bancorp Bank, as well as businesses that may be undertaken by a financial holding company under federal banking law, prior to presenting them to us.

Mr. Cohen is also an executive and/or director of IFMI, a financial services company specializing in credit-related fixed income investments, including fixed income sales, trading and financing, and management of fixed income assets, and one of its subsidiaries, JVB Financial. Mr. McEntee is the Chief Operating Officer and Co-Vice Chairman of IFMI and JVB Financial. As such, each of Mr. Cohen and Mr. McEntee are obligated to present corporate opportunities relating to such businesses to the respective companies prior to presenting those opportunities to us.

Mrs. Cohen is a director of Aetna, Inc., an insurance company. As such, Mrs. Cohen is obligated to present corporate opportunities relating to such businesses to Aetna prior to presenting those opportunities to us.

Mr. Patel is a general partner of Pacific View Ventures, an investment advisory firm. As such, he is required to present corporate opportunities relating to such business to Pacific View Ventures prior to presenting them to us.

We do not believe that any of the foregoing pre-existing fiduciary duties will materially affect our ability to consummate our initial business combination because, although the foregoing entities are involved in the financial services industry broadly defined, the specific industry focuses of a majority of these entities differ from our focus on financial technology businesses.

Messrs. Cohen, McEntee and Beach are affiliated with Bancorp, and Mr. Cohen is the son of Mrs. Cohen. These relationships may influence the roles taken by our officers and directors with respect to us. In particular, one of our directors or officers may be less likely to object to a course of action with respect to our activities because it may jeopardize his or her relationships with the others.

Each of our officers and directors may become involved with subsequent blank check companies similar to our company although, pursuant to a letter agreement, they have agreed not to participate in the formation of, or become an officer or director of, any blank check company until we have entered into a definitive agreement regarding our initial business combination, failed to complete our initial business combination by January 25, 2019 or liquidated prior to January 25, 2019.

Director Independence

The Nasdaq rules require that a majority of the board of directors of a company listed on Nasdaq must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have determined that Messrs. Beach, Kuiper and Patel are independent directors under the Nasdaq rules and Rule 10A-3 of the Exchange Act.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of WithumSmith+Brown, PC acted as our independent registered public accounting firm during the years ended December 31, 2017 and 2016. The following is a summary of fees paid to WithumSmith+Brown, PC for services rendered.

Audit Fees

During the years ended December 31, 2017 and 2016, audit fees for our independent registered public accounting firm were $51,000 and $0, respectively. Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements and services that are normally provided by WithumSmith+Brown, PC in connection with regulatory filings.

Audit-Related Fees

During the years ended December 31, 2017 and 2016, audit-related fees for our independent registered public accounting firm were $42,500 and $22,000, respectively.

Tax Fees

During the years ended December 31, 2017 and 2016, our independent registered public accounting firm did not render any tax services to us.

All Other Fees

During the years ended December 31, 2017 and 2016, there were no fees billed for services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Pre-Approval Policies and Procedures

Our audit committee, on at least an annual basis, reviews audit and non-audit services performed by WithumSmith+Brown, PC as well as the fees charged by WithumSmith+Brown, PC for such services. Our policy is that all audit and non-audit services must be pre-approved by the audit committee. All of such services and fees were pre-approved during the fiscal year ended December 31, 2017.

PART IV

Item 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements The consolidated financial statements required by this Item 15(a)(1) are set forth in “Item 8. Consolidated Financial Statements and Supplementary Data”

(2)	Consolidated Financial Statements Schedule

None.

(3)	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 19, 2017, between the Company and Cantor Fitzgerald & Co.(1)
2.1	Agreement and Plan of Merger, dated December 19, 2017, by and among FinTech Acquisition Corp. II, FinTech II Merger Sub Inc., FinTech II Merger Sub 2 LLC, Intermex Holdings II, Inc. and SPC Intermex Representative LLC(3)
3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on January 20, 2017(1)
3.2	Amended and Restated Bylaws(2)
4.1	Specimen Unit Certificate(2)
4.2	Specimen Common Stock Certificate(2)
4.3	Specimen Warrant Certificate(2)
4.4	Warrant Agreement, dated January 19, 2017, between Continental Stock Transfer & Trust Company and the Company(1)
10.1	Letter Agreement, dated January 19, 2017, by and between the Company and Cantor Fitzgerald & Co.(1)
10.2	Letter Agreement, dated January 19, 2017, by and among the Company and certain security holders, officers and directors of the Company(1)
10.3	Placement Unit Subscription Agreement dated December 23, 2016 with FinTech Investor Holdings II, LLC(2)
10.4	Placement Unit Subscription Agreement dated December 23, 2016 with Cantor Fitzgerald & Co.(2)
10.5	Investment Management Trust Account Agreement, dated January 19, 2017, between Continental Stock Transfer & Trust Company and the Company(1)
10.6	Registration Rights Agreement, dated January 19, 2017, between the Company and certain security holders(1)
10.7	Loan Commitment Agreement, dated January 19, 2017, by and between the Company and FinTech Investor Holdings II, LLC(1)
10.8	Form of Indemnity Agreement(2)
10.9	Promissory Note for expenses prior to initial public offering expenses from FinTech Investor Holdings II, LLC to Registrant(2)
10.10	Voting Agreement dated December 19, 2017, by and among FinTech Acquisition Corp. II, Intermex Holdings II, Inc. and certain stockholders of FinTech Acquisition Corp. II(3)
14.1	Code of Business Conduct and Ethics(2)
21.1*	Subsidiaries of the Registrant
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 25, 2017
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1, as amended (File No. 333-215305)
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 20, 2017

Item 16.	FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINTECH ACQUISITION CORP. II

Dated: March 15, 2018	/s/ Daniel G. Cohen
Daniel G. Cohen Chief Executive Officer (Principal Executive Officer)

Dated: March 15, 2018	/s/ James J. McEntee, III
James J. McEntee, III President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel G. Cohen	Chief Executive Officer and Director	March 15, 2018
Daniel G. Cohen	(Principal Executive Officer)

/s/ James J. McEntee, III	President and Chief Financial Officer	March 15, 2018
James J. McEntee, III	(Principal Financial Officer and Principal Accounting Officer)

/s/ Betsy Z. Cohen	Chairman of the Board	March 15, 2018
Betsy Z. Cohen

/s/ Walter T. Beach	Director	March 15, 2018
Walter T. Beach

/s/ Jeremy Kuiper	Director	March 15, 2018
Jeremy Kuiper

/s/ Shami Patel	Director	March 15, 2018
Shami Patel