Form 10-Q
period 2018-03-31
Fintech Acquisition Corp. II
filed 2018-05-11
CIK 1683695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 9, 2018, there were 23,893,333 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

FINTECH ACQUISITION CORP. II

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

FINTECH ACQUISITION CORP. II
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)

ASSETS
Current Assets
Cash	$59,507	$362,581
Prepaid expenses and other current assets	139,094	13,560
Total Current Assets	198,601	376,141

Cash and marketable securities held in Trust Account	175,830,893	175,883,186
Total Assets	$176,029,494	$176,259,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$484,209	$480,538
Income taxes payable	117,458	436,721
Promissory note – related party	115,000	—
Total Current Liabilities	716,667	917,259

Deferred underwriting fees	9,190,000	9,190,000
Deferred legal fees payable	25,000	25,000
Total Liabilities	9,931,667	10,132,259

Commitments and Contingencies
Common stock subject to possible redemption, $0.0001 par value; 16,109,782 and 16,112,706 shares (at redemption value of approximately $10.00 per share as of March 31, 2018 and December 31, 2017, respectively)	161,097,820	161,127,060

Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 35,000,000 shares authorized; 7,783,551 and 7,780,627 shares issued and outstanding (excluding 16,109,782 and 16,112,706 shares subject to possible redemption) as of March 31, 2018 and December 31, 2017, respectively	778	778
Additional paid-in capital	5,217,625	5,188,385
Accumulated deficit	(218,396)	(189,155)
Total Stockholders’ Equity	5,000,007	5,000,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$176,029,494	$176,259,327

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FINTECH ACQUISITION CORP. II
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Operating costs	$413,173	$226,756
Loss from operations	(413,173)	(226,756)

Other income:
Interest income	484,669	61,666

Income (loss) before taxes	71,496	(165,090)
Provision for income taxes	(100,737)	—

Net Loss	$(29,241)	$(165,090)

Weighted average shares outstanding
Basic and diluted(1)	7,780,627	7,070,173

Net loss per common share
Basic and diluted	$(0.00)	$(0.02)

(1)	This number excludes an aggregate of up to 16,109,782 shares and 16,114,732 shares subject to possible redemption at March 31, 2018 and 2017, respectively.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FINTECH ACQUISITION CORP. II
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(29,241)	$(165,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(484,669)	(61,666)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(125,534)	(86,790)
Accrued expenses	3,671	16,429
Income taxes payable	(319,263)	—
Net cash used in operating activities	(955,036)	(297,117)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(175,000,000)
Cash deposited into Trust Account	(25,592)	—
Cash withdrawn from Trust Account	562,554	—
Net cash provided by (used) in investing activities	536,962	(175,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	171,940,000
Proceeds from sale of Placement Units	—	4,200,000
Proceed from issuance of common stock to Initial Stockholders	—	3,311
Proceeds from promissory note – related party	115,000	—
Repayment of promissory note – related party	—	(231,846)
Payment of offering costs	—	(463,778)
Net cash provided by financing activities	115,000	175,447,687

Net Change in Cash	(303,074)	150,570
Cash – Beginning of period	362,581	82,614
Cash – Ending of period	$59,507	$233,184

Non-Cash investing and financing activities:
Deferred underwriting fees charged to additional paid in capital	$—	$9,190,000
Deferred legal fees charged to additional paid in capital	$—	$25,000
Initial classification of common stock subject to possible redemption	$—	$161,314,270
Change in value of common stock subject to possible redemption	$(29,240)	$(166,946)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FINTECH ACQUISITION CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

(Unaudited)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

FinTech Acquisition Corp. II (the “Company”), is a blank check company incorporated in Delaware on May 28, 2015. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business transaction, one or more operating businesses or assets (a “Business Combination”). In connection with the proposed acquisition of Intermex Holdings II, Inc. (“Intermex”) (see Note 9), the Company formed two wholly-owned subsidiaries, FinTech II Merger Sub Inc., which was incorporated in Delaware in November 2017 (“Merger Sub I”), and FinTech II Merger Sub 2 LLC, which was formed in Delaware in November 2017 (“Merger Sub II”). Both Merger Sub I and Merger Sub II did not have any activity as of March 31, 2018. The Company has neither engaged in any operations nor generated operating revenues to date.

At March 31, 2018, the Company had not yet commenced operations. All activity through March 31, 2018 relates to the Company’s formation and its Initial Public Offering, which is described below, and identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Intermex, described in Note 9.

The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on January 19, 2017. On January 25, 2017, the Company consummated the Initial Public Offering of 17,500,000 units (“Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), which included a partial exercise by the underwriters of their over-allotment option in the amount of 2,200,000 Units at $10.00 per Unit, generating gross proceeds of $175,000,000, which is described in Note 3.

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

Transaction costs amounted to $12,912,088, consisting of $3,060,000 of underwriting fees, $9,190,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $662,088 of Initial Public Offering costs. As described in Note 6, the $9,190,000 deferred underwriting fee payable is contingent upon the consummation of a Business Combination by January 25, 2019. As described in Note 6, the $25,000 of deferred legal fees are payable upon the earlier of the consummation of an initial Business Combination or liquidation of the Company.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq Capital Market (“NASDAQ”) rules provide that the Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting fees and taxes payable on interest earned) at the time of the signing of a definitive agreement in connection with a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires a majority of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

FINTECH ACQUISITION CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

(Unaudited)

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes or to pay its tax obligations). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting fees the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor, Daniel Cohen, Betsy Cohen, DGC Family FinTech Trust, Swarthmore Trust of 2016, James J. McEntee, III, Shami Patel, Jeremy Kuiper, Hepco Family Trust, Plamen Mitrikov, Cohen Sponsor Interests II, LLC and Cohen and Company LLC (together the “Initial Stockholders”), have agreed to vote their Founder Shares (as defined in Note 5), Placement Shares (as defined in Note 4) and any Public Shares held by them in favor of approving a Business Combination. Cantor has not committed to vote any shares held by it in favor of a Business Combination.

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

The Initial Stockholders and Cantor have agreed to waive their redemption rights with respect to the Founder Shares and Placement Shares (defined below) (i) in connection with the consummation of a Business Combination, (ii) in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete a Business Combination within the Combination Period, and (iii) if the Company fails to consummate a Business Combination within the Combination Period or upon the Company’s liquidation prior to the expiration of the Combination Period. The Initial Stockholders have also agreed to waive their redemption rights with respect to Public Shares in connection with a Business Combination and in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation to modify the substance or timing of its obligation to redeem 100% of its Public Shares if it does not complete a Business Combination within the Combination Period. However, the Initial Stockholders will be entitled to redemption rights with respect to any Public Shares held by them if the Company fails to consummate a Business Combination or liquidates within the Combination Period. Cantor will have the same redemption rights as a public stockholder with respect to any Public Shares it acquires, however, Cantor has informed the Company that it has no current commitments, plans or intentions to acquire Public Shares for its own account. The underwriters have agreed to waive their rights to deferred underwriting fees held in the Trust Account in the event the Company does not consummate a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Initial Public Offering. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Company’s Chief Executive Officer has agreed that he will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for service rendered, contracted for or products sold to the Company. However, he may not be able to satisfy those obligations should they arise.

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

FINTECH ACQUISITION CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 15, 2018, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2017 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The interim results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

FINTECH ACQUISITION CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

(Unaudited)

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2018 and December 31, 2017.

Cash and marketable securities held in Trust Account

At March 31, 2018 and December 31, 2017, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2018 and December 31, 2017, 16,109,782 and 16,112,706 shares of common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section on the Company’s condensed consolidated balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2018 and December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

FINTECH ACQUISITION CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

(Unaudited)

Net loss per common share

The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Shares of common stock subject to possible redemption at March 31, 2018 and 2017 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants to purchase 8,960,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. At March 31, 2018 and December 31, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

5. RELATED PARTY TRANSACTIONS

Founder Shares

On May 28, 2015, the Company issued an aggregate of 5,298,333 shares of common stock to certain of the Initial Stockholders (“Founder Shares”) for an aggregate purchase price of $25,000. In January 2017, the Company issued an additional 701,667 Founder Shares for an aggregate purchase price of $3,311. As such, total Founder Shares of 6,000,000 included an aggregate of up to 760,000 shares subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Stockholders would collectively own 25% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to exercise their over-allotment option to purchase 2,200,000 Units on January 25, 2017 and waiver of the remainder of their over-allotment option, 733,333 Founder Shares were no longer subject to forfeiture and 26,667 Founder Shares were forfeited. Accordingly, a total of 5,973,333 Founder Shares were outstanding as of March 31, 2018 and December 31, 2017.

FINTECH ACQUISITION CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

(Unaudited)

The Initial Stockholders have agreed not to transfer, assign or sell any of their Founder Shares (except to permitted transferees) until (i) with respect to 20% of such shares, upon consummation of the Company’s initial Business Combination, (ii) with respect to 20% of such shares, when the closing price of the Company’s common stock exceeds $12.00 for any 20 trading days within a 30-trading day period following the consummation of a Business Combination, (iii) with respect to 20% of such shares, when the closing price of the Company’s common stock exceeds $13.50 for any 20 trading days within a 30-trading day period following the consummation of a Business Combination, (iv) with respect to 20% of such shares, when the closing price of the Company’s common stock exceeds $15.00 for any 20 trading days within a 30-trading day period following the consummation of a Business Combination and (v) with respect to 20% of such shares, when the closing price of the Company’s common stock exceeds $17.00 for any 20 trading days within a 30-trading day period following the consummation of a Business Combination or earlier, in any case, if, following a Business Combination, the Company engages in a subsequent transaction (1) resulting in the Company’s stockholders having the right to exchange their shares for cash or other securities or (2) involving a consolidation, merger or other change in the majority of the Company’s board of directors or management team in which the Company is the surviving entity. Notwithstanding the foregoing, in connection with an initial Business Combination, the Initial Stockholders may transfer, assign or sell their Founder Shares with the Company’s consent to any person or entity that agrees in writing to be bound by the transfer restrictions set forth in the prior sentence.

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

On March 20, 2018, the Company’s Sponsor loaned the Company $115,000 for working capital purposes. The loan is non-interest bearing, unsecured and due on the date the Company consummates a Business Combination. The loan will not be payable if a Business Combination is not consummated on or before January 25, 2019.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor has committed to loan the Company funds as may be required up to a maximum of $1,100,000 (“Working Capital Loans”), which will be repaid upon the consummation of a Business Combination. However, if the Company does not consummate a Business Combination, the Company may use funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment, other than interest income earned thereon in an amount, when taken together with amounts released to the Company for working capital purposes, that does not exceed $500,000. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. Any part or all of the Working Capital Loans may be converted into additional warrants at $0.75 per one-half of one warrant (warrants to purchase a maximum of 733,333 whole shares if the full $1,100,000 is loaned and that amount is converted into warrants) of the post-Business Combination entity at the option of the Sponsor. The warrants would be identical to the Placement Warrants. There were Working Capital Loans outstanding as of March 31, 2018 and December 31, 2017 in the amount of $115,000 and $0, respectively.

6. COMMITMENTS AND CONTINGENCIES

Registration Rights

 Pursuant to a registration rights agreement entered into on January 19, 2017, the holders of the Founder Shares, Placement Units (including any securities contained therein) and the warrants that may be issued upon conversion of the Working Capital Loans (and any shares of common stock issuable upon the exercise of the Placement Warrants or the warrants issued upon conversion of the Working Capital Loans) are entitled to registration rights. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements. In connection with the proposed acquisition of Intermex, the Company will enter into a new registration agreement and the existing registration rights agreement will terminate.

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

FINTECH ACQUISITION CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

(Unaudited)

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

Deferred Legal Fees

The Company is obligated to pay its attorneys a deferred legal fee of $25,000 upon consummation of a Business Combination or dissolution of the Company if a Business Combination is not completed within the Combination Period. Accordingly, the Company has recorded $25,000 as deferred legal fees payable in the accompanying condensed consolidated balance sheet at March 31, 2018 and December 31, 2017.

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 35,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each common share. At March 31, 2018 and December 31, 2017, there were 7,783,551 and 7,780,627 shares of common stock issued and outstanding, respectively (excluding 16,109,782 and 16,112,706 shares of common stock subject to possible redemption, respectively).

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided that in each case the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if the Company’s common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Placement Warrants and the common stock issuable upon the exercise of the Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

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

FINTECH ACQUISITION CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

(Unaudited)

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

8. FAIR VALUE MEASUREMENTS

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed consolidated balance sheet and adjusted for the amortization or accretion of premiums or discounts.

Cash held in the Trust Account amounted to $58,068 and $6,050 at March 31, 2018 and December 31, 2017, respectively.

The gross holding gains and fair value of held-to-maturity securities at March 31, 2018 and December 31, 2017 were as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Losses	Fair Value
March 31, 2018	U.S. Treasury Securities (Mature on 4/19/2018)	$175,772,825	$(8,268)	$175,764,557

December 31, 2017	U.S. Treasury Securities (Mature on 1/18/2018)	$175,877,136	$(80,806)	$175,796,330

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

FINTECH ACQUISITION CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

(Unaudited)

The following table presents information about the Company’s assets at fair value as of March 31, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2018	December 31, 2017
Assets:
Marketable securities held in Trust Account	1	$175,764,557	$175,796,330

9. MERGER AGREEMENT

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

Pursuant to the Merger Agreement, the aggregate consideration to be paid by the Company in the Merger will consist of (i) $92,000,000 in cash ($2,000,000 of which will be placed in escrow at closing as security for working capital adjustments), (ii) approximately 16,598,281shares of the Company’s common stock, subject to adjustment in accordance with the terms of the Merger Agreement, and (iii) an amount (as determined in accordance with the Merger Agreement) equal to any excess cash at Intermex at the time of the closing in the form of cash or additional shares of the Company’s common stock, at the option of the Company, subject to certain limited exceptions. The cash consideration will be funded from the cash held in the Company’s Trust Account after permitted redemptions.

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

10. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

In April 2018, the Company withdrew $81,781 from interest earned on the Trust Account to pay income taxes.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on May 28, 2015 as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We intend to use cash from the proceeds of our Initial Public Offering and the private placement of our Units that occurred simultaneously with the completion of the Initial Public Offering (the “Private Placement”), our capital stock, debt or a combination of cash, stock and debt to effectuate our initial Business Combination. We have until January 25, 2019 to consummate our initial Business Combination. If we do not consummate an initial Business Combination by January 25, 2019, we will distribute the aggregate amount then on deposit in the Trust Account (as defined below), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up our affairs.

Recent Developments

On December 19, 2017, we entered into the Merger Agreement, which provides for the acquisition of Intermex by us pursuant to the Merger. See Note 9 to our Condensed Consolidated Financial Statements – Merger Agreement, for a description of the terms of the Merger Agreement.

As a result of the Merger, each outstanding share of Intermex Common Stock will convert into the right to receive a combination of cash and shares of our common stock, as calculated pursuant to the terms of the Merger Agreement.

Pursuant to the Merger Agreement, the aggregate consideration to be paid by us in the Merger will consist of (i) $92,000,000 in cash ($2,000,000 of which will be placed in escrow at closing as security for working capital adjustments), (ii) approximately 16,598,281 shares of our common stock, subject to adjustment in accordance with the terms of the Merger Agreement, and (iii) an amount (as determined in accordance with the Merger Agreement) equal to any excess cash at Intermex at the time of the closing in the form of cash or additional shares of our common stock, at our option, subject to certain limited exceptions. The cash consideration will be funded from the cash held in our Trust Account after permitted redemptions.

Results of Operations

We have neither engaged in any operations nor generated any revenues as of March 31, 2018. Our only activities from inception to March 31, 2018 have been organizational activities, preparation for and consummation of our Initial Public Offering identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Intermex. We do not expect to generate any operating revenues prior to the completion of our initial Business Combination, of which there can be no assurance.

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

For the three months ended March 31, 2018, we had a net loss of $29,241, which consists of operating costs of $413,173 and a provision for income taxes of $100,737, offset by interest income on cash and marketable securities held in the Trust Account of $484,669.

For the three months ended March 31, 2017, we had a net loss of $165,090, which consists of operating costs of $226,756, offset by interest income on marketable securities held in the Trust Account of $61,666.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering on January 25, 2017, our only source of liquidity was the sale of 6,000,000 shares (the “Founder Shares”) of our common stock (“Common Stock”) to our Sponsor and certain of our initial stockholders for an aggregate purchase price of $28,311, and monies loaned to us by our Sponsor to fund organizational costs and expenses in connection with our Initial Public Offering.  As of December 31, 2017, all such loans from the sponsor have been repaid.

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

As of March 31, 2018, we had cash of $59,507 held outside the Trust Account. At March 31, 2018, we had $601,667 of accounts payable, accrued expenses and income taxes payable, a $115,000 promissory note to a related party, $25,000 of deferred legal fees payable relating to the Initial Public Offering, which are payable only if we consummate a Business Combination or upon dissolution of the Company if a Business Combination is not completed by January 25, 2019, and $9,190,000 of deferred underwriting fees, which are payable only if we consummate a Business Combination. The deferred underwriting fees are held in the Trust Account.

As of March 31, 2018, we had cash and marketable securities held in the Trust Account of $175,830,893 (including approximately $831,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us for working capital purposes (not to exceed $500,000 in the aggregate) and to pay taxes or any dissolution expenses. Through March 31, 2018, we have withdrawn a net amount of $1,036,962 from the interest earned on the Trust Account. In April 2018, we withdrew an additional $81,781 of interest earned on the Trust Account to pay for income taxes.

For the three months ended March 31, 2018, cash used in operating activities was $955,036, consisting primarily of a net loss of $29,241, changes in operating assets and liabilities of $441,126 and interest earned on cash and marketable securities held in the Trust Account of $484,669.

We intend to use substantially all of the funds held in the Trust Account to complete our Business Combination. We may withdraw interest on funds held in the Trust Account for working capital purposes (not to exceed $500,000 in the aggregate), the payment of taxes or dissolution expenses, if any. If we use our equity or debt securities as consideration for our initial Business Combination, or we do not use all of the funds released from the Trust Account for payment of such consideration, we may apply the excess funds for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating the initial Business Combination, including loans made to us by our Sponsor to fund an initial Business Combination, or for working capital. Funds held in the Trust Account may also be used to fund the redemption of common stock.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, pay for travel expenditures, structure, negotiate and complete a Business Combination, and for working capital purposes.

Our Sponsor committed to loan us funds from time to time of up to a maximum of $1,100,000 to finance transaction costs in connection with an initial Business Combination and for working capital requirements following our Initial Public Offering. See Note 5 to our Condensed Consolidated Financial Statements - Related Party Transactions, for a description of the terms of this loan. As of March 31, 2018, $115,000 in loans was outstanding.

In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following critical accounting policy:

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Shares of common stock subject to possible redemption at March 31, 2018 and 2017 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. We have not considered the effect of warrants to purchase 8,960,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

FINTECH ACQUISITION CORP. II

May 10, 2018	By:	/s/ Daniel G. Cohen
		Name:	Daniel G. Cohen
		Title:	Chief Executive Officer
(Principal Executive Officer)

May 10, 2018	By:	/s/ James J. McEntee, III
		Name:	James J. McEntee, III
		Title:	President and Chief Financial Officer
(Principal Financial Officer)