Form 10-Q
period 2018-06-30
International Money Express, Inc.
filed 2018-08-14
CIK 1683695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-37986

INTERNATIONAL MONEY EXPRESS, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-4219082
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9480 South Dixie Highway Miami, FL	33156
(Address of Principal Executive Offices)	(Zip Code)

(305) 671-8000
(Registrant’s telephone number, including area code)

FINTECH ACQUISITION CORP. II, 2929 Arch Street, Suite 1703, Philadelphia, PA 19104
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
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

As of August 7, 2018, there were 36,182,783 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

EXPLANATORY NOTE

On July 26, 2018 (the “Closing Date”), FinTech Acquisition Corp. II (“FinTech”) consummated the previously announced transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 19, 2017, by and among FinTech, FinTech II Merger Sub Inc., a wholly-owned subsidiary of FinTech (“Merger Sub 1”), FinTech II Merger Sub 2 LLC, a wholly-owned subsidiary of FinTech (“Merger Sub 2”), Intermex Holdings II, Inc. (“Intermex”) and SPC Intermex Representative LLC (“SPC Intermex”). The Merger Agreement provided for the acquisition of Intermex by FinTech pursuant to the merger of Intermex with and into Merger Sub 1 (the “First Merger”), with Intermex continuing as the surviving entity, and immediately following the consummation of the First Merger, the merger of Intermex with and into Merger Sub 2, with Merger Sub 2 continuing as the surviving entity (such merger together with the First Merger, the “Merger”).

In connection with the closing of the Merger (the “Closing”), the registrant changed its name from FinTech Acquisition Corp. II to International Money Express, Inc. and Merger Sub 2 changed its name from FinTech II Merger Sub 2 LLC to International Money Express Sub 2, LLC. Unless otherwise stated, this Report contains information about FinTech before the Merger.

INTERNATIONAL MONEY EXPRESS, INC.
(formerly known as FINTECH ACQUISITION CORP. II)

Index
PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

INTERNATIONAL MONEY EXPRESS, INC.
(formerly known as FINTECH ACQUISITION CORP. II)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)

ASSETS
Current Assets
Cash	$51,659	$362,581
Prepaid expenses and other current assets	110,694	13,560
Total Current Assets	162,353	376,141

Cash and held-to-maturity securities held in Trust Account	176,418,186	175,883,186
Total Assets	$176,580,539	$176,259,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$747,805	$480,538
Income taxes payable	180,352	436,721
Advances from related party	275,000	—
Promissory note – related party	115,000	—
Total Current Liabilities	1,318,157	917,259

Deferred underwriting fees	9,190,000	9,190,000
Deferred legal fees payable	25,000	25,000
Total Liabilities	10,533,157	10,132,259

Commitments and Contingencies
Common stock subject to possible redemption, $0.0001 par value; 16,104,738 and 16,112,706 shares (at redemption value of approximately $10.00 per share as of June 30, 2018 and December 31, 2017, respectively)	161,047,380	161,127,060

Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 35,000,000 shares authorized; 7,788,595 and 7,780,627 shares issued and outstanding (excluding 16,104,738 and 16,112,706 shares subject to possible redemption) as of June 30, 2018 and December 31, 2017, respectively	779	778
Additional paid-in capital	5,268,064	5,188,385
Accumulated deficit	(268,841)	(189,155)
Total Stockholders’ Equity	5,000,002	5,000,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$176,580,539	$176,259,327

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
(formerly known as FINTECH ACQUISITION CORP. II)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Operating costs	$614,652	$106,063	$1,027,825	$332,819
Loss from operations	(614,652)	(106,063)	(1,027,825)	(332,819)

Other income:
Interest income	708,882	340,465	1,193,551	402,131

Income before taxes	94,230	234,402	165,726	69,312
Provision for income taxes	(144,675)	(109,457)	(245,412)	(109,457)

Net Income (Loss)	$(50,445)	$124,945	$(79,686)	$(40,145)

Weighted average shares outstanding
Basic	7,783,551 (1)	7,070,173 (1)	7,783,163 (1)	7,426,344 (1)
Diluted	7,783,551 (1)	21,321,280	7,783,163 (1)	7,426,334 (1)

Net income (loss) per common share
Basic	$(0.01)	$0.02	$(0.01)	$(0.01)
Diluted	(0.01)	0.01	(0.01)	(0.01)

(1)	This number excludes an aggregate of up to 16,104,738 shares and 16,127,226 shares subject to possible redemption at June 30, 2018 and 2017, respectively.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
(formerly known as FINTECH ACQUISITION CORP. II)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(79,686)	$(40,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on held-to-maturity securities held in Trust Account	(1,193,551)	(402,131)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(97,134)	(56,239)
Accrued expenses	267,267	22,503
Income taxes payable	(256,369)	109,457
Net cash used in operating activities	(1,359,473)	(366,555)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(175,000,000)
Cash deposited into Trust Account	(25,592)	—
Cash withdrawn from Trust Account	684,143	—
Net cash provided by (used) in investing activities	658,551	(175,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	171,940,000
Proceeds from sale of Placement Units	—	4,200,000
Proceed from issuance of common stock to Initial Stockholders	—	3,311
Advances from related party	275,000	—
Proceeds from promissory note – related party	115,000	—
Repayment of promissory note – related party	—	(231,846)
Payment of offering costs	—	(463,778)
Net cash provided by financing activities	390,000	175,447,687

Net Change in Cash	(310,922)	81,132
Cash – Beginning of period	362,581	82,614
Cash – Ending of period	$51,659	$163,746

Non-Cash investing and financing activities:
Deferred underwriting fees charged to additional paid in capital	$—	$9,190,000
Deferred legal fees charged to additional paid in capital	$—	$25,000
Initial classification of common stock subject to possible redemption	$—	$161,314,270
Change in value of common stock subject to possible redemption	$(79,680)	$(42,010)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
(formerly known as FINTECH ACQUISITION CORP. II)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

International Money Express, Inc. (formerly known as FinTech Acquisition Corp. II) (the “Company”), was incorporated in Delaware on May 28, 2015 as a blank check company. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business transaction, one or more operating businesses or assets (a “Business Combination”). In connection with the acquisition (the “Acquisition”) of Intermex Holdings II, Inc. (“Intermex”) (see Note 7), the Company formed two wholly-owned subsidiaries, FinTech II Merger Sub Inc., which was incorporated in Delaware in November 2017 (“Merger Sub I”), and FinTech II Merger Sub 2 LLC, which was formed in Delaware in November 2017 (“Merger Sub II”). Both Merger Sub I and Merger Sub II did not have any activity as of June 30, 2018. The Company has neither engaged in any operations nor generated operating revenues to date.

At June 30, 2018, the Company had not yet commenced operations. All activity through June 30, 2018 relates to the Company’s formation and its initial public offering of 17,500,000 units (the “Initial Public Offering”), the sale of 420,000 units (the “Placement Units”) in a private placement to the Company’s sponsor, FinTech Investors Holding II, LLC (the “Sponsor”), and Cantor Fitzgerald & Co., the representative of the underwriters for the Initial Public Offering (“Cantor”), identifying a target company for a Business Combination and activities in connection with the Acquisition, described in Note 7.  The Business Combination was consummated on July 26, 2018.  In connection with the consummation of the Business Combination, the Company changed its name from “FinTech Acquisition Corp. II” to “International Money Express, Inc.”

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 15, 2018, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2017 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The interim results for the three and six months ended June 30, 2018 are not indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

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

Index
INTERNATIONAL MONEY EXPRESS, INC.
(formerly known as FINTECH ACQUISITION CORP. II)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2018 and December 31, 2017.

Cash and held-to-maturity securities held in Trust Account

At June 30, 2018 and December 31, 2017, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Prior to the consummation of the Merger, the Company’s common stock featured certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2018 and December 31, 2017, 16,104,738 and 16,112,706 shares of common stock subject to possible redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section on the Company’s condensed consolidated balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2018 and December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Index
INTERNATIONAL MONEY EXPRESS, INC.
(formerly known as FINTECH ACQUISITION CORP. II)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

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

Net income (loss) per common share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Shares of common stock subject to possible redemption at June 30, 2018 and 2017 have been excluded from the calculation of basic income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the earnings on the assets held in the trust account (the “Trust Account”). The Company has not considered the effect of warrants to purchase 8,960,000 shares of common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants was contingent upon the occurrence of future events, including the consummation of a Business Combination. Diluted net income per share for the three months ended June 30, 2017 includes the effect of 21,321,280 shares of common stock.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. At June 30, 2018 and December 31, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

3. RELATED PARTY TRANSACTIONS

Founder Shares

On May 28, 2015, the Company issued an aggregate of 5,298,333 shares of common stock to the Sponsor and certain other stockholders of the Company (the “Initial Stockholders” and, with respect to the shares of common stock issued, the “Founder Shares”) for an aggregate purchase price of $25,000. In January 2017, the Company issued an additional 701,667 Founder Shares for an aggregate purchase price of $3,311. As such, total Founder Shares of 6,000,000 included an aggregate of up to 760,000 shares subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Stockholders would collectively own 25% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to exercise their over-allotment option to purchase 2,200,000 Units on January 25, 2017 and waiver of the remainder of their over-allotment option, 733,333 Founder Shares were no longer subject to forfeiture and 26,667 Founder Shares were forfeited. Accordingly, a total of 5,973,333 Founder Shares were outstanding as of June 30, 2018 and December 31, 2017.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor has committed to loan the Company funds as may be required up to a maximum of $1,100,000 (“Working Capital Loans”), which will be repaid upon the consummation of a Business Combination. However, if the Company does not consummate a Business Combination, the Company may use funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment, other than interest income earned thereon in an amount, when taken together with amounts released to the Company for working capital purposes, that does not exceed $500,000. If such funds are insufficient to repay the Working Capital Loans, the unpaid amounts would be forgiven. Any part or all of the Working Capital Loans may be converted into additional warrants at $0.75 per one-half of one warrant (warrants to purchase a maximum of 733,333 whole shares if the full $1,100,000 is loaned and that amount is converted into warrants) of the post-Business Combination entity at the option of the Sponsor. The warrants would be identical to the warrants included in the Private Units (the “Placement Warrants”). There were Working Capital Loans outstanding as of June 30, 2018 and December 31, 2017 in the amount of $390,000 and $0, respectively. As of June 30, 2018, $275,000 of the Working Capital Loans are classified as advances from related party in the accompanying condensed balance sheet and $115,000 of the Working Capital Loans are classified as promissory note – related party in the accompanying condensed balance sheet. Upon the closing of the Business Combination on July 26, 2018, the Working Capital Loans were settled in cash for an aggregate amount of $390,000.

Index
INTERNATIONAL MONEY EXPRESS, INC.
(formerly known as FINTECH ACQUISITION CORP. II)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

4. COMMITMENTS AND CONTINGENCIES

Registration Rights

 Pursuant to a registration rights agreement entered into on January 19, 2017, the holders of the shares of common stock issued to certain of the Company’s initial stockholders (the “Founder Shares”), Placement Units (including any securities contained therein) and the warrants that may be issued upon conversion of the Working Capital Loans (and any shares of common stock issuable upon the exercise of the Placement Warrants or the warrants issued upon conversion of the Working Capital Loans) are entitled to certain customary registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements. In connection with the Acquisition, the Company entered into a new registration agreement and the existing registration rights agreement was terminated.

Underwriting Agreement

The underwriters in our Initial Public Offering were paid a cash underwriting discount of two percent (2.0%) of the gross proceeds of the Initial Public Offering, or $3,060,000. In addition, the underwriters are entitled to a deferred fee of (i) five percent (5.0%) of the gross proceeds of the Initial Public Offering, excluding any amounts raised pursuant to the overallotment option, and (ii) seven percent (7.0%) of the gross proceeds of the Units sold in the Initial Public Offering pursuant to the overallotment option, or an aggregate of $9,190,000. Upon the Closing on July 26, 2018, the deferred fee owed to the underwriters was settled in cash from the amounts held in the Trust Account in the amount of $8.9 million.

Deferred Legal Fees

The Company was obligated to pay its attorneys a deferred legal fee of $25,000 upon consummation of a Business Combination or dissolution of the Company if a Business Combination was not completed within the Combination Period. Accordingly, the Company recorded $25,000 as deferred legal fees payable in the accompanying condensed consolidated balance sheet at June 30, 2018 and December 31, 2017. Upon the Closing on July 26, 2018, the deferred legal fee was settled in cash from the amounts held in the Trust Account.

5. STOCKHOLDERS’ EQUITY

Preferred Stock — As of June 30, 2018, the Company was authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 35,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each common share. At June 30, 2018 and December 31, 2017, there were 7,788,595 and 7,780,627 shares of common stock issued and outstanding, respectively (excluding 16,104,738 and 16,112,706 shares of common stock subject to possible redemption, respectively). On July 20, 2018, the Company’s stockholders approved an increase in the number of authorized shares to 200,000,000 shares of common stock.

Warrants — In its Initial Public Offering completed on January 25, 2017, the Company sold 17,500,000 Units at a purchase price of $10.00 per Unit. Each Unit consisted of one share of the Company’s common stock and one-half of one whole warrant (each, a “Public Warrant”) to purchase one share of the Company’s common stock exercisable at $11.50. Following the Closing, the Public warrants have been separated from the shares of common stock and trade separately. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on August 25, 2018; provided that in each case the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if the Company’s common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants will expire on July 26, 2023 or earlier upon redemption or liquidation.

Index
INTERNATIONAL MONEY EXPRESS, INC.
(formerly known as FINTECH ACQUISITION CORP. II)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

Simultaneous with the Initial Public Offering, the Sponsor and Cantor purchased an aggregate of 420,000 Placement Units at a purchase price of $10.00 per Unit. Each Placement Unit consists of one share of common stock and one-half of one warrant (each, a “Placement Warrant”) to purchase one share of the Company’s common stock exercisable at $11.50. The Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Placement Warrants and the common stock issuable upon the exercise of the Placement Warrants is not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

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

6. FAIR VALUE MEASUREMENTS

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with Accounting Standards Codification (“ASC”) 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed consolidated balance sheet and adjusted for the amortization or accretion of premiums or discounts.

Cash held in the Trust Account amounted to $261,580 and $6,050 at June 30, 2018 and December 31, 2017, respectively.

Index
INTERNATIONAL MONEY EXPRESS, INC.
(formerly known as FINTECH ACQUISITION CORP. II)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

The gross holding gains and fair value of held-to-maturity securities at June 30, 2018 and December 31, 2017 were as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gains (Losses)	Fair Value
June 30, 2018	U.S. Treasury Securities (Mature on 7/12/2018)	$176,156,606	$10,556	$176,167,162

December 31, 2017	U.S. Treasury Securities (Mature on 1/18/2018)	$175,877,136	$(80,806)	$175,796,330

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

The following table presents information about the Company’s assets at fair value as of June 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2018	December 31, 2017
Assets:
Held-to-maturity securities held in Trust Account	1	$176,167,162	$175,796,330

7. MERGER

On July 26, 2018 (the “Closing Date”), FinTech consummated the previously announced transactions contemplated by the Merger Agreement, dated as of December 19, 2017, by and among FinTech, Merger Sub 1, Merger Sub 2, Intermex and SPC Intermex. The Merger Agreement provided for the acquisition of Intermex by FinTech pursuant to the merger of Intermex with and into Merger Sub 1 (the “First Merger”), with Intermex continuing as the surviving entity, and immediately following the consummation of the First Merger, the merger of Intermex with and into Merger Sub 2, with Merger Sub 2 continuing as the surviving entity (such merger together with the First Merger, the “Merger”).

As a result of the Merger, each outstanding share of Intermex common stock (“Intermex Common Stock”) converted into the right to receive a combination of cash and shares of the Company’s common stock, as calculated pursuant to the terms of the Merger Agreement.

In connection with the Closing, the aggregate consideration paid by the Company in the Merger consisted of (i) $102,000,000 in cash ($2,000,000 of which was placed in escrow at closing as security for working capital adjustments) and (ii) 17.2 million shares of the Company’s common stock. The cash consideration was funded from the cash held in the Company’s Trust Account after permitted redemptions.

Index
INTERNATIONAL MONEY EXPRESS, INC.
(formerly known as FINTECH ACQUISITION CORP. II)
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

In connection with the Closing, the Company redeemed a total of 4,938,232 shares of its common stock at a redemption price of $10.086957 per share pursuant to the terms of the Company’s amended and restated certificate of incorporation, resulting in a total payment to redeeming stockholders of $49,811,734.

Upon consummation of the Merger, the Company entered into a registration rights agreement and a shareholders agreement.

8. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Other than as described in Notes 5 and 7, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “we,” “us,” “our” or the “Company” refer to International Money Express, Inc. (formerly known as FinTech Acquisition Corp. II). References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to FinTech Investor Holdings II, LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this report.

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

Overview

As of June 30, 2018, we were a blank check company incorporated on May 28, 2015 as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We intend to use cash from the proceeds of our Initial Public Offering and the private placement of our Units that occurred simultaneously with the completion of the Initial Public Offering (the “Private Placement”), our capital stock, debt or a combination of cash, stock and debt to effectuate our initial Business Combination. The Business Combination was consummated on July 26, 2018.

Recent Developments

On July 26, 2018 (the “Closing Date”), we consummated the previously announced transactions contemplated by the Merger Agreement, dated as of December 19, 2017, which provides for the acquisition (the “Acquisition”) of Intermex by us pursuant to the Merger. See Note 7 to our Condensed Consolidated Financial Statements – Merger, for a description of the terms of the Merger Agreement.

As a result of the Merger on July 26, 2018, each outstanding share of Intermex Common Stock was converted into the right to receive a combination of cash and shares of our common stock, as calculated pursuant to the terms of the Merger Agreement.

In connection with the Closing, the aggregate consideration paid by us in the Merger consisted of (i) $102,000,000 in cash ($2,000,000 of which was placed in escrow at closing as security for working capital adjustments) and (ii) 17.2 million shares of our common stock. The cash consideration was funded from the cash held in our Trust Account after permitted redemptions.

Results of Operations

We have neither engaged in any operations nor generated any revenues as of June 30, 2018. Our only activities from inception to June 30, 2018 have been organizational activities, preparation for and consummation of our Initial Public Offering identifying a target company for a Business Combination and activities in connection with the Acquisition. We do not expect to generate any operating revenues prior to the completion of our initial Business Combination.

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

Index
For the three and six months ended June 30, 2018, we had a net loss of $50,445 and $79,686, respectively, which consists of operating costs of $614,652 and $1,027,825, respectively, and a provision for income taxes of $144,675 and $245,412, respectively, offset by interest income on cash and marketable securities held in the Trust Account of $708,882 and $1,193,551, respectively.

For the three months ended June 30, 2017, we had net income of $124,945, which consists of interest income on marketable securities held in the Trust Account of $340,465, offset by operating costs of $106,063 and a provision for income taxes of $109,457.

For the six months ended June 30, 2017, we had a net loss of $40,145, which consists of operating costs of $332,819, interest income on marketable securities held in the Trust Account of $402,131 and a provision for income taxes of $109,457.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering on January 25, 2017, our only source of liquidity was the sale of 6,000,000 shares (the “Founder Shares”) of our common stock (“Common Stock”) to our Sponsor and certain of our initial stockholders for an aggregate purchase price of $28,311, and monies loaned to us by our Sponsor to fund organizational costs and expenses in connection with our Initial Public Offering.  As of December 31, 2017, all such loans from the sponsor were repaid.

On January 25, 2017, we consummated the Initial Public Offering of 17,500,000 Units at a price of $10.00 per Unit generating gross proceeds of $175,000,000. Simultaneously with the closing of the Initial Public Offering, we sold an aggregate of 420,000 Units (the “Placement Units”) in the Private Placement for an aggregate purchase price of $4,200,000, or $10.00 per Unit, to the Sponsor (390,000 Units) and Cantor Fitzgerald & Co. (30,000 Units), the underwriter for the Initial Public Offering, pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act. Each Placement Unit consists of one share of common stock and one-half of one warrant to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment (a “Placement Warrant”). Following the Initial Public Offering, $175,000,000 of the gross proceeds of the Initial Public Offering and the Private Placement were placed into the Trust Account.

As of June 30, 2018, we had cash of $51,659 held outside the Trust Account. At June 30, 2018, we had $928,157 of accounts payable, accrued expenses and income taxes payable, $275,000 in advances from a related party, $115,000 in promissory notes to a related party, $25,000 of deferred legal fees payable relating to the Initial Public Offering and $9,190,000 of deferred underwriting fees. As of June 30, 2018, the deferred underwriting fees were held in the Trust Account.

As of June 30, 2018, we had cash and marketable securities held in the Trust Account of $176,418,186 (including approximately $1,418,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us for working capital purposes (not to exceed $500,000 in the aggregate) and to pay taxes or any dissolution expenses. Through June 30, 2018, we have withdrawn approximately $1,184,000 from the interest earned on the Trust Account.

For the six months ended June 30, 2018, cash used in operating activities was $1,359,473, consisting primarily of a net loss of $79,686, changes in operating assets and liabilities of $86,236 and interest earned on cash and marketable securities held in the Trust Account of $1,193,551.

For the six months ended June 30, 2017, cash used in operating activities was $366,555, consisting primarily of a net loss of $40,145 and interest earned on cash and marketable securities held in the Trust Account of $402,131. Changes in operating assets and liabilities provided $75,721 of cash for operating activities.

We used substantially all of the funds held in the Trust Account to complete our Business Combination on July 26, 2018. Funds held in the Trust Account were also used to fund the redemption of common stock.

Our Sponsor committed to loan us funds from time to time of up to a maximum of $1,100,000 to finance transaction costs in connection with an initial Business Combination and for working capital requirements following our Initial Public Offering. See Note 3 to our Condensed Consolidated Financial Statements - Related Party Transactions, for a description of the terms of this loan. As of June 30, 2018, $275,000 in advances were outstanding and $115,000 in loans were outstanding. Upon the closing of the Business Combination on July 26, 2018, the advances and loans were settled in cash.

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

Index
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

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Shares of common stock subject to possible redemption at June 30, 2018 and 2017 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. We have not considered the effect of warrants to purchase 8,960,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. Diluted net income per share for the three months ended June 30, 2017 includes the effect of 21,321,280 shares of common stock.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market driven rates or prices. We were incorporated as a blank check company on May 28, 2015 as a Delaware corporation formed for the purpose of effecting a Business Combination with one or more businesses. As of June 30, 2018, we were not engaged in any substantive commercial business. Accordingly, as of June 30, 2018, we were not exposed to significant risks associated with foreign exchange rates, commodity prices, equity prices or other market driven rates or prices. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

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

Index
SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL MONEY EXPRESS, INC.

August 14, 2018	By:	/s/ Robert Lisy
		Name:	Robert Lisy
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

August 14, 2018	By:	/s/ Tony Lauro II
		Name:	Tony Lauro II
		Title:	Chief Financial Officer
(Principal Financial Officer)