Form 10-Q
period 2018-09-30
International Money Express, Inc.
filed 2018-11-13
CIK 1683695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018 OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to __________

Commission File No. 001-37986

INTERNATIONAL MONEY EXPRESS, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-4219082
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9480 South Dixie Highway Miami, Florida	33156
(Address of Principal Executive Offices)	(Zip Code)

(305) 671-8000
(Registrant’s telephone number, including area code)

FINTECH ACQUISITION CORP. II, 2929 Arch Street, Suite 1703, Philadelphia, PA 19104
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 9, 2018, there were 36,182,783 shares of the registrant’s common stock, $0.0001 par value per share, outstanding. The registrant has no other class of common stock outstanding.

INTERNATIONAL MONEY EXPRESS, INC.
INDEX TO FINANCIAL STATEMENTS

		Page

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017	1

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended September 30, 2018 and 2017 and Nine Months Ended September 30, 2018, Successor Company Period from February 1, 2017 to September 30, 2017 and Predecessor Company Period from January 1, 2017 to January 31, 2017	2

	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2018	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018, Successor Company Period from February 1, 2017 to September 30, 2017 and Predecessor Company Period from January 1, 2017 to January 31, 2017	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	34

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Mine Safety Disclosures	35

Item 5.	Other Information	35

Item 6.	Exhibits	35

SIGNATURES		37

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q that reflect our current views with respect to future events and financial performance, business strategies, expectations for our business and the business of the Company and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” “will,” “approximately,” “shall” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, the future financial performance of the Company.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. We cannot assure you that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to:

•	the ability to maintain the listing of our common stock on Nasdaq;
•
the ability to recognize the anticipated benefits of the Merger, which may be affected by, among other things, competition, and the ability of the combined business to grow and manage growth profitably;

•	changes in applicable laws or regulations;
•	the possibility that we may be adversely affected by other economic, business and/or competitive factors;
•	factors relating to our business, operations and financial performance, including:
o	competition in the markets in which we operate;
o	our ability to maintain agent relationships on terms consistent with those currently in place;
o	our ability to maintain banking relationships necessary for us to conduct our business;
o	credit risks from our agents and the financial institutions with which we do business;
o	bank failures, sustained financial illiquidity, or illiquidity at our clearing, cash management or custodial financial institutions;
o	new technology or competitors that disrupt the current ecosystem;
o	cyber-attacks or disruptions to our information technology, computer network systems and data centers;
o	our success in developing and introducing new products, services and infrastructure;
o	customer confidence in our brand and in consumer money transfers generally;
o	our ability to maintain compliance with the regulatory requirements of the jurisdictions in which we operate or plan to operate;
o	international political factors or implementation of tariffs, border taxes or restrictions on remittances or transfers of money out of the United States;
o	changes in tax laws and unfavorable outcomes of tax positions we take;
o	political instability, currency restrictions and devaluation in countries in which we operate or plan to operate;
o	weakness in U.S. or international economic conditions;
o	change or disruption in international migration patterns;
o	our ability to protect our brand and intellectual property rights;
o	our ability to retain key personnel;
o	changes in foreign exchange rates could impact consumer remittance activity; and
•
other economic, business and/or competitive factors, risks and uncertainties, including those described in the section entitled “Risk Factors” in the prospectus, dated October 25, 2018, filed pursuant to Rule 424(b)(3), as may be updated by the other documents that we file with the Securities and Exchange Commission.

We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Index
PART 1 – FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Successor Company
	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$82,490,398	$59,155,618
Accounts receivable, net of allowance of $340,178 and $307,562, respectively	80,923,807	51,374,377
Prepaid wires	5,119,778	7,675,491
Other prepaid expenses and current assets	3,472,124	900,386
Total current assets	172,006,107	119,105,872

Property and equipment, net	9,525,295	8,490,794
Goodwill	36,259,666	36,259,666
Intangible assets, net	39,389,769	48,741,032
Deferred tax asset, net	-	1,748,854
Other assets	639,119	1,706,693
Total assets	$257,819,956	$216,052,911

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt, net	$4,078,627	$3,913,436
Accounts payable	14,060,179	8,919,796
Wire transfers and money orders payable	78,152,404	48,276,649
Accrued and other	14,018,061	11,514,449
Total current liabilities	110,309,271	72,624,330

Long term liabilities:
Deferred tax liability, net	5,157,019	-
Debt, net	104,423,502	107,526,462
Total long term liabilities	109,580,521	107,526,462

Commitments and contingencies, see Note 11

Stockholders' equity:
Common stock $0.0001 par value; 200,000,000 shares authorized, 36,182,783 and 17,227,682 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	3,619	1,723
Additional paid-in capital	60,203,431	46,076,220
Accumulated deficit	(22,281,866)	(10,173,453)
Accumulated other comprehensive income (loss)	4,980	(2,371)
Total stockholders' equity	37,930,164	35,902,119
Total liabilities and stockholders' equity	$257,819,956	$216,052,911

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Successor Company				Predecessor Company
	Three Months Ended September 30,		Nine Months Ended September 30, 2018	Period from February 1, 2017 to September 30, 2017	Period from January 1, 2017 to January 31, 2017

	2018	2017
	(Unaudited)
Revenues:
Wire transfer and money order fees	$61,331,837	$47,642,153	$168,554,175	$119,226,787	$11,876,919
Foreign exchange	10,697,168	8,413,051	29,013,221	21,690,233	2,449,709
Other income	479,461	338,090	1,276,494	854,102	98,715
Total revenues	72,508,466	56,393,294	198,843,890	141,771,122	14,425,343

Operating expenses:
Service charges from agents and banks	48,305,007	37,846,027	132,564,938	94,607,887	9,440,774
Salaries and benefits	10,959,507	5,983,784	24,632,910	16,395,185	4,530,308
Other selling, general and administrative expenses	5,206,932	4,163,419	13,390,449	10,400,190	1,063,379
Transaction costs	6,304,972	-	10,319,283	6,212,602	3,917,188
Depreciation and amortization	4,142,139	4,553,042	11,749,513	12,056,986	381,746
Total operating expenses	74,918,557	52,546,272	192,657,093	139,672,850	19,333,395

Operating (loss) income	(2,410,091)	3,847,022	6,186,797	2,098,272	(4,908,052)

Interest expense	3,433,731	4,612,430	10,109,664	8,107,258	613,742

Loss before income taxes	(5,843,822)	(765,408)	(3,922,867)	(6,008,986)	(5,521,794)

Income tax provision (benefit)	7,569,174	(191,727)	8,185,546	1,052,479	(2,203,373)

Net loss	(13,412,996)	(573,681)	(12,108,413)	(7,061,465)	(3,318,421)

Other comprehensive income (loss)	22,452	3,859	7,351	18,990	(2,453)

Comprehensive loss	$(13,390,544)	$(569,822)	$(12,101,062)	$(7,042,475)	$(3,320,874)

Loss per common share:
Basic and diluted	$(0.43)	$(0.03)	$(0.55)	$(0.41)

Weighted-average common shares outstanding:
Basic and diluted	30,975,338	17,227,682	21,827,082	17,227,682

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

	Shares	Amount
Balance, December 31, 2017	17,227,682	$1,723	$46,076,220	$(10,173,453)	$(2,371)	$35,902,119
Net equity infusion from reverse recapitalization	18,955,101	1,896	8,961,625	-	-	8,963,521
Share-based compensation	-	-	5,165,586	-	-	5,165,586
Adjustment from foreign currency translation, net	-	-	-	-	7,351	7,351
Net loss	-	-	-	(12,108,413)	-	(12,108,413)
Balance, September 30, 2018	36,182,783	$3,619	$60,203,431	$(22,281,866)	$4,980	$37,930,164

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor Company		Predecessor Company
	Nine Months Ended September 30, 2018	Period from February 1, 2017 to September 30, 2017	Period from January 1, 2017 to January 31, 2017

	(Unaudited)
Cash flows from operating activities:
Net loss	$(12,108,413)	$(7,061,465)	$(3,318,421)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,749,513	12,056,986	381,746
Share-based compensation	5,165,586	1,534,655	2,916,324
Provision for bad debts	743,285	813,641	83,695
Debt origination costs amortization	699,731	125,053	39,298
Deferred taxes	6,905,873	903,181	(2,214,351)
Loss on disposal of property and equipment	151,724	86,351	13,472
Total adjustments	25,415,712	15,519,867	1,220,184
Changes in operating assets and liabilities:
Accounts receivable	(30,285,672)	(26,826,448)	3,612,332
Prepaid wires	2,784,622	(2,402,576)	7,848,641
Other prepaid expenses and assets	(1,427,760)	(1,706,487)	70,927
Wire transfers and money orders payables	29,639,809	13,100,915	(1,884,922)
Accounts payable and accrued other	16,497,269	(1,458,882)	1,103,326
Net cash provided by (used in) operating activities	30,515,567	(10,835,076)	8,652,067

Cash flows from investing activities:
Purchases of property and equipment	(3,575,065)	(3,095,230)	(249,382)
Net cash used in acquisition	-	(923,654)	-
Net cash used in investing activities	(3,575,065)	(4,018,884)	(249,382)

Cash flows from financing activities:
Borrowings under term loan	-	102,000,000	-
Proceeds from reverse recapitalization	101,663,573	-	-
Cash consideration to Intermex shareholders	(101,658,947)	-	-
Borrowings (Repayments) under revolving loan, net	-	12,000,000	(2,000,000)
Repayment of term loan	(3,637,500)	(75,000,000)	-
Debt origination costs	-	(4,682,830)	-
Common dividend distributions	-	(20,000,000)	-
Net cash (used in) provided by financing activities	(3,632,874)	14,317,170	(2,000,000)

Effect of exchange rate changes on cash	27,152	405,922	(15,196)

Net increase (decrease) in cash and restricted cash	23,334,780	(130,868)	6,387,489

Cash and restricted cash, beginning of the period	59,795,280	44,628,247	38,240,758

Cash and restricted cash, end of the period	$83,130,060	$44,497,379	$44,628,247

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Successor Company		Predecessor Company
	Nine Months Ended September 30, 2018	Period from February 1, 2017 to September 30, 2017	Period from January 1, 2017 to January 31, 2017

	(Unaudited)
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,409,516	$8,556,649	$658,888
Cash paid for income taxes	1,494,900	400,000	-

Supplemental disclosure of non-cash financing activity:
Agent business acquired in exchange for receivables	-	639,688	-
Intermex transaction accruals settled by acquisition proceeds	9,062,769	-	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BUSINESS AND ACCOUNTING POLICIES

On July 26, 2018 (the “Closing Date”), International Money Express, Inc. (formerly FinTech Acquisition Corp. II) consummated the previously announced transaction (the “Merger”) by and among FinTech Acquisition Corp. II, a Delaware corporation (“FinTech”), FinTech II Merger Sub Inc., a wholly-owned subsidiary of FinTech (“Merger Sub 1”), FinTech II Merger Sub 2 LLC, a wholly-owned subsidiary of FinTech (“Merger Sub 2”), Intermex Holdings II, Inc. (“Intermex”) and SPC Intermex Representative LLC (“SPC Intermex”)(See Note 2). As a result of the Merger, the separate corporate existence of Intermex ceased and Merger Sub 2 (which changed its name to International Money Express Sub 2, LLC in connection with the closing of the Merger) continued as the surviving entity. In connection with the closing of the Merger, FinTech changed its name to International Money Express, Inc. (the “Company”). Unless the context below otherwise provides, the “Company” refers to the combined company following the Merger and, together with their respective subsidiaries, “FinTech” refers to the registrant prior to the closing of the Merger and “Intermex” refers to Intermex Holdings II, Inc. prior to the closing of Merger.

The condensed consolidated financial statements of the Company include Intermex, its wholly-owned indirect subsidiary, Intermex Wire Transfer, LLC (“LLC”), Intermex Wire Transfers de Guatemala, S.A. (“Guatemala”) - 99.8% owned by LLC, Intermex Wire Transfer de Mexico, S.A. and Intermex Transfers de Mexico, S.A. (“Mexico”) - 98% owned by LLC, Intermex Wire Transfer Corp. - 100% owned by LLC and Intermex Wire Transfer II, LLC - 100% owned by LLC.

The Merger has been accounted for as a reverse recapitalization where FinTech was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on the facts that following the Merger, the former stockholders of Intermex control the majority of the voting rights in respect of the board of directors of the Company, Intermex comprising the ongoing operations of the Company and Intermex’s senior management comprising the senior management of the Company. Accordingly, the Merger is treated as the equivalent of Intermex issuing stock for the net assets of FinTech, accompanied by a recapitalization. The net assets of FinTech are stated at historical cost, with no goodwill or other intangible assets resulting from the Merger. The consolidated assets, liabilities and results of operations prior to the Closing Date of the Merger are those of Intermex, and FinTech’s assets, liabilities and results of operations are consolidated with Intermex beginning on the Closing Date. The shares and corresponding capital amounts included in common stock and additional paid-in capital, pre-merger, have been retroactively restated as shares reflecting the exchange ratio in the Merger for all Successor periods. The historical financial information and operating results of FinTech prior to the Merger have not been separately presented in these consolidated financial statements as they were not significant or meaningful.

Stella Point Capital, LLC (“Stella Point”) acquired a majority interest in Intermex on February 1, 2017 as discussed in further detail in Note 2. In connection with the acquisition of Intermex by Stella Point, the Company applied “push-down” accounting and the assets and liabilities were adjusted to fair value on the closing date of the transaction, February 1, 2017. As a result, the Company's condensed consolidated financial statement presentation distinguishes between a predecessor period ("Predecessor") for periods prior to the transaction, and a successor period ("Successor"), for periods subsequent to the transaction.

The Company operates as a money transmitter, primarily between the United States of America (“U.S.”) and Mexico, Guatemala and other countries in Latin America through a network of authorized agents located in various unaffiliated retail establishments throughout the U.S.

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

All significant inter-company balances and transactions have been eliminated from the condensed consolidated financial statements. The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain reclassifications have been made to prior-year amounts in the consolidated statements of operations and comprehensive loss to conform to current-year reporting classifications. Principally, certain employee benefits that were classified as other selling, general and administrative expenses are now presented within salaries and benefits. The reclassifications had no impact on operating (loss) income or net loss.

The Company’s interim condensed consolidated financial statements and related notes are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim financial statements are not necessarily indicative of the results that may be reported for the entire year. Certain information and footnote disclosures required by GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes of Intermex Holdings, Inc. (“Holdings”) for the fiscal year ended December 31, 2017 (“Audited Financial Statements”) disclosed in the prospectus, dated October 25, 2018, filed pursuant to Rule 424(b)(3), starting on page F-14. Holdings is an indirect wholly owned subsidiary of the Company and has no operations of its own, other than its ownership of its subsidiaries.

Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued amended guidance, Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents in the condensed consolidated statements of cash flows. The Company adopted this guidance in the first quarter of 2018 using a retrospective transition method for each period presented. Cash and restricted cash included $639,662 of restricted cash for all beginning and ending periods presented in the condensed consolidated statements of cash flows, which is included in other prepaid expenses and current assets, and other assets in the Company’s condensed consolidated balance sheets at September 30, 2018 and December 31, 2017, respectively. The restricted cash was deposited with a U.S. bank as cash collateral for an irrevocable stand-by letter of credit issued as collateral for the operating lease of the Company’s headquarters. This lease was renegotiated in April 2018, and accordingly, the letter of credit is no longer required; the Company expects to collect these funds in the fourth quarter of 2018.

The FASB issued guidance, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this guidance in the first quarter of 2018 and the impact of this adoption did not have a material impact on the Company’s condensed consolidated financial statements.

The FASB issued guidance, Revenue from Contracts with Customers, which amended the existing accounting standards for revenue recognition. The new guidance establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. This guidance is required to be adopted by the Company in the first quarter of 2019 and can be applied using either a retrospective or a modified retrospective approach. Based on our assessment of the new standard, we have determined the vast majority of our revenues include only one performance obligation, which is to collect the consumer's money and make funds available for payment, generally on the same day, to a designated recipient in the currency requested. Accordingly, management believes this standard will not have a material impact on the Company’s financial statements and expects to adopt this standard using the modified retrospective approach, with the cumulative effect of adoption, if any, included in accumulated deficit as of January 1, 2019. However, management is continuing to assess the requirements of the new revenue guidance, including enhanced disclosures and reporting requirements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The FASB issued amended guidance, Business Combinations - Clarifying the Definition of a Business, which assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is required to be adopted by the Company in the first quarter of 2019 on a prospective basis, and the Company does not believe it will have a material impact on the consolidated financial statements.

The FASB issued guidance, Leases, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous U.S. GAAP. The guidance requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. This guidance is required to be adopted by the Company in the first quarter of 2020 and must be applied using a modified retrospective approach. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements.

The FASB issued amended guidance, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments are presented and classified in the consolidated statements of cash flows. The amendments are aimed at reducing the existing diversity in practice. This guidance is required to be adopted by the Company in the first quarter of 2019 and must be applied using a retrospective approach for each period presented. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

The FASB issued amended guidance, Intangibles – Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment. The amended standard simplifies how an entity tests goodwill by eliminating Step 2 of the goodwill impairment test related to measuring an impairment charge. Instead, impairment will be recorded for the amount that the carrying amount of a reporting unit exceeds its fair value. This new guidance is effective for the Company beginning in in the first quarter of 2021. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

The FASB issued guidance, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, regarding the measurement of credit losses for certain financial instruments. The new standard replaces the incurred loss model with a current expected credit loss (“CECL”) model. The CECL model is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. The Company currently is required to adopt the new standard in the first quarter of 2021. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements.

NOTE 2 – FINTECH MERGER AND STELLA POINT ACQUISITION

FinTech Merger

As discussed in Note 1, on July 26, 2018, Intermex and FinTech consummated the Merger, which has been accounted for as a reverse recapitalization. Immediately prior to the Merger, FinTech’s shareholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 4,938,232 shares of FinTech for gross redemption payments of $49,808,935. Subsequent to this redemption, there were 18,955,101 outstanding shares. The aggregate consideration paid in the Merger by FinTech to the Intermex shareholders consisted of approximately (i) $102.0 million in cash and (ii) 17.2 million shares of FinTech common stock. In accounting for the reverse recapitalization, the net cash proceeds received from FinTech amounted to $4,626 as shown in the table below:

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash balance available to Intermex prior to the consummation of the Merger	$110,726,342
Less:
Intermex Merger costs paid from acquisition proceeds at closing	(9,062,769)
Cash consideration to Intermex shareholders	(101,658,947)
Net cash proceeds from reverse recapitalization	$4,626

Cash balance available to Intermex prior to the consummation of the Merger	$110,726,342
Less:
Cash consideration to Intermex shareholders	(101,658,947)
Other FinTech assets acquired and liabilities assumed in the Merger:
Prepaid expenses	76,478
Accrued liabilities	(180,352)
Net equity infusion from FinTech	$8,963,521

Cash consideration to Intermex shareholders includes the payout of all vested Incentive Units issued to employees of the Company as discussed in Note 8.

After the completion of the Merger on July 26, 2018, there were 36,182,783 shares of International Money Express, Inc. common stock outstanding, warrants to purchase 8,959,999 shares of common stock and 3,371,389 shares reserved for issuance under the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (See Note 8).

Acquisition by Stella Point

On February 1, 2016, Intermex and its majority owner at the time, Lindsay Goldberg LLC, entered into an agreement with Stella Point, acquirer, for the sale of Intermex. This acquisition was accounted for as a business combination and became effective on February 1, 2017 for a transaction price of $52,000,000 in cash, plus $12,410,000 of rollover equity from certain existing management holders, the assumption of approximately $78,000,000 of Intermex’s outstanding debt and an additional funding of $5,000,000 of Intermex debt. There was no contingent consideration in the transaction. As a result, Stella Point acquired 80.7% of the voting equity interest in Intermex and other minority stockholders acquired the remaining interest, none individually greater than 10%. The purchase price in excess of the fair value of acquired assets was accounted for as goodwill, as discussed further below.

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net Assets Acquired

The acquisition method for a business combination requires that the assets acquired and liabilities assumed be recognized at their allocated fair values as of the February 1, 2017 acquisition date, which is summarized below:

Successor Company
Cash	$43,064,931
Accounts receivables	24,031,575
Prepaid and other current assets	3,712,848
Property and equipment	6,328,146
Other assets	1,345,562
Total tangible assets acquired	78,483,062
Intangible assets acquired	62,660,000
Deferred tax asset, net	2,118,801
Less: Liabilities assumed	(115,111,529)
Net assets	28,150,334

Goodwill	36,259,666
Total purchase price	$64,410,000

The intangible assets acquired consist primarily of a trade name, agent relationships and developed technology. The excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, which is attributable to the workforce and reputation of Intermex. The accounting for this business combination has been completed, therefore the measurement period is closed. Goodwill was not deductible for income tax purposes.

Transaction Costs

Direct costs related to the Merger and Stella Point acquisition were expensed as incurred and included as “transaction costs” in the condensed consolidated statements of operations and comprehensive loss. Transaction costs in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2018 amounted to $6,304,972 and $10,319,283, respectively, and related specifically to the Merger, while expenses of $6,212,602 for the Successor period from February 1, 2017 through September 30, 2017 and $3,917,188 for the Predecessor period from January 1, 2017 through January 31, 2017 relate to the Stella Point acquisition. Transaction costs include all internal and external costs directly related to the Merger and Stella Point acquisition, consisting primarily of legal, consulting, accounting, advisory and financing fees and certain incentive bonuses directly related to the Merger and Stella Point acquisition.

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and the majority of the other intangible assets on the condensed consolidated balance sheets of the Company were recognized upon the acquisition by Stella Point (see Note 2). Agent relationships, trade name and developed technology are all amortized over 15 years using an accelerated method that correlates with the projected realization of the benefit. Other intangibles primarily relate to the acquisition of certain agent locations, which are amortized straight line over 10 years. The determination of our other intangible fair values includes several assumptions that are subject to various risks and uncertainties. Management believes it has made reasonable estimates and judgments concerning these risks and uncertainties. A change in the conditions, circumstances or strategy of the Company may result in a need to recognize an impairment charge.

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the changes in goodwill and other intangible assets:

	Successor Company
	Goodwill	Other Intangibles
Balance at December 31, 2017	$36,259,666	$48,741,032
Amortization expense	-	(9,351,263)
Balance at September 30, 2018	$36,259,666	$39,389,769

NOTE 4 – ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following:

	Successor Company
	September 30, 2018	December 31, 2017
Payables to agents	$8,302,004	$6,875,416
Accrued compensation	1,542,822	1,092,460
Accrued bank charges	884,069	897,404
Accrued loyalty program rebates	840,039	164,581
Accrued audit and accounting fees	603,322	233,592
Accrued legal fees	680,000	1,644,470
Accrued taxes	694,871	318,792
Other	470,934	287,734
	$14,018,061	$11,514,449

NOTE 5 – DEBT

Debt consisted of the following:

	Successor Company
	September 30, 2018	December 31, 2017

Revolving credit facility	$20,000,000	$20,000,000
Term loan	92,150,000	95,787,500
	112,150,000	115,787,500
Less: Current portion of long term debt (1)	(4,078,627)	(3,913,436)
Less: Debt origination costs	(3,647,871)	(4,347,602)
	$104,423,502	$107,526,462

(1)	Current portion of long-term debt is net of debt origination costs of $771,373 at September 30, 2018 and $936,564 at December 31, 2017.

On August 23, 2017, Intermex entered into a Financing Agreement (the “Financing Agreement”) with MC Credit Partners to refinance its debt. The Financing Agreement includes a revolving credit facility that provides for funding of up to $20 million in the aggregate and a term loan in an aggregate principal amount of $97 million (together the “Senior Secured Credit Facility”). Interest on the term loan and revolving credit facility is determined by reference to either LIBOR or a “base rate”, in each case plus an applicable margin of 9% per annum for LIBOR loans or 8% per annum for base rate loans. The principal amount of the term loan must be repaid in consecutive quarterly installments on the last business day of each March, June, September and December commencing in December 2017. The Company must repay an amount equal to 1.25% of the original amount borrowed for each quarterly payment from December 31, 2017 through September 30, 2019 and 2.50% of the original amount borrowed for each quarterly payment from December 31, 2019 and thereafter.

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On December 19, 2017, the Financing Agreement was amended to allow for the change of control of Intermex pursuant to the Merger. Upon closing of the Merger, the Company was required to pay $1.5 million in fees to MC Credit Partners, which were expensed as transaction costs in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2018 and funded by the proceeds received in the Merger.

On November 7, 2018, the Company entered into a new financing agreement (the “Credit Agreement”) with, among others, certain of its domestic subsidiaries as borrowers, certain other domestic subsidiaries and a group of banking institutions. The Credit Agreement provides for a $35 million revolving credit facility, a $90 million term loan facility and an up to $30 million incremental facility. The Credit Agreement also provides for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The proceeds of the loans were used to repay existing indebtedness, for working capital purposes and to pay fees and expenses in connection with the transaction.  The maturity date of the Credit Agreement is November 7, 2023.

Interest on the term loan facility and revolving credit facility is determined by reference to either LIBOR or a “base rate”, in each case plus an applicable margin of 4.50% per annum for LIBOR loans or 3.50% per annum for base rate loans. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum.

The principal amount of the term loan facility must be repaid in consecutive quarterly installments of 5% in year 1, 7.5% in years 2 and 3, 10% in years 4 and 5, in each case on the last day of each quarter, commencing in March 2019 with a final payment at maturity. The loans under the Credit Agreement may be prepaid at any time without payment or penalty.

The obligations under the Credit Agreement are guaranteed by the Company and certain domestic subsidiaries of the Company and secured by liens substantially all of the assets of the loan parties, subject to certain exclusions and limitations.

Upon execution of the Credit Agreement, the Company incurred  a prepayment penalty of approximately $2.0 million, which will be recognized as interest expense in the fourth quarter 2018 in the condensed consolidated statements of operations and comprehensive loss. In addition, the Company wrote off approximately $3.7 million of debt origination costs related to the Senior Secured Credit Facility as interest expense during the fourth quarter of 2018.

NOTE 6 - FAIR VALUE MEASUREMENTS

Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three- level fair value hierarchy that prioritizes the inputs used to measure fair value was established. There are three levels of inputs used to measure fair value. Level 1 relates to quoted market prices for identical assets or liabilities. Level 2 relates to observable inputs other than quoted prices included in Level 1. Level 3 relates to unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s non-financial assets measured at fair value on a nonrecurring basis include the goodwill and other intangibles derived on February 1, 2017 as a result of the Stella Point acquisition as disclosed in Note 2 and more fully disclosed in detail in Note 4 of the Audited Financial Statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s cash is representative of fair value as these balances are comprised of deposits available on demand. Accounts receivable, prepaid wires, accounts payable and wire transfers and money orders payable are representative of their fair values because of the short turnover of these items.

The Company’s financial instruments that are not measured at fair value on a recurring basis include its revolving credit facility and term loan. The estimated fair value of the term loan approximates book value as the debt bears a market interest rate that adjusts periodically. The estimated fair value of the revolving credit facility would approximate face value given the payment schedule and variable interest rate structure.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the Successor periods prior to the Merger, Intermex paid a monthly management fee of $65,000, plus reimbursement of expenses, to a related party for management services, which is included in other selling, general and administrative expenses on the Company’s condensed consolidated statements of operations and comprehensive loss. During the Predecessor period from January 1, 2017 to January 31, 2017, all management fees were waived. There were no amounts payable to or receivable from related parties included in the condensed consolidated balance sheets at September 30, 2018 and December 30, 2017. Upon closing of the Merger on July 26, 2018 (See Note 2), the management fee agreement with the related party was terminated, and a one-time termination fee of $1.6 million was included as part of transaction costs in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2018.

NOTE 8 – STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

After the completion of the Merger on the Closing Date, there were 36,182,783 shares of International Money Express, Inc. common stock outstanding and outstanding warrants to purchase 8,959,999 shares of common stock. As of the Closing Date, the former stockholders of Intermex owned approximately 48.3% and the former stockholders of FinTech owned approximately 51.7% of the combined company’s outstanding common stock. At September 30, 2018, the Company was authorized to issue 200,000,000 shares of common stock and had 36,182,783 shares of common stock issued and outstanding at $0.0001 par value per common share.

Equity Warrants

Prior to the Merger, FinTech issued 8,749,999 public warrants (“Public Warrants”) and 210,000 private placement warrants (“Placement Warrants”)(combined are referred to as the “Warrants”). The Company assumed the FinTech equity warrants upon the change of control event. As a result of the Merger, the Warrants issued by FinTech are no longer exercisable for shares of FinTech common stock but instead are exercisable for common stock of the Company. All other features of the Warrants remain unchanged. There are no cash obligations for the Company pertaining to these Warrants, and they are recognized in equity upon any exercise.

Each whole Warrant entitles the holder to purchase one share of the Company's common stock at a price of $11.50 per share. The Warrants became exercisable 30 days after the completion of the Merger and expire five years after that date, or earlier upon redemption or liquidation.

The Company may call the Public Warrants for redemption, in whole and not in part, at a price of $0.01 per warrant upon not less than 30 days prior written notice of redemption to each warrant holder if the reported last sale price of the Company’s common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ended three business days before the Company sends the notice of redemption to the warrant holders. The Company cannot call the Placement Warrants as long as they are held by the original holders or transferred to certain permitted transferees established in the Warrant Agreement.

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

International Money Express, Inc. 2018 Omnibus Equity Compensation Plan

In connection with the Merger, the stockholders of FinTech approved the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (the “2018 Plan”). There were 3,371,389 shares reserved for issuance under the 2018 Plan, of which stock options to purchase 2,771,719 shares of common stock and restricted stock units in respect of 21,189 shares of common stock were granted to employees and independent directors of the Company in connection with the completion of the transactions at the Closing Date.

The value of each option grant is estimated on the grant date using the Black-Scholes option pricing model. The option pricing model requires the input of highly subjective assumptions, including the grant date fair value of our common stock, expected volatility, expected forfeitures and risk-free interest rates. To determine the grant date fair value of the Company’s common stock, we use the closing market price of our common stock at the grant date. We also use an expected volatility based on the historical volatilities of a group of guideline companies and the "simplified" method for calculating the expected life of our stock options. We have elected to account for forfeitures as they occur. The risk-free interest rates are obtained from publicly available U.S. Treasury yield curve rates.

Share-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The stock options issued under the 2018 Plan vest in four equal installments over four years. The Company recognized compensation expense for stock options of $395,250 for the three and nine months ended September 30, 2018, which is included in salaries and benefits in the condensed consolidated statements of operations and comprehensive loss. No stock options vested during the third quarter of 2018. The weighted-average grant date fair value for the stock options to purchase 2,771,719 shares of common stock granted on the Closing Date was $3.43 per share. As of September 30, 2018, there were 2,764,219 non-vested stock options and unrecognized compensation expense of approximately $9.1 million is expected to be recognized over a weighted-average period of 3.8 years.

A summary of the stock option activity during the nine months ended  September 30, 2018 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at December 31, 2017	-	-	-
Granted	2,771,719	9.91
Exercised	-	-
Forfeited	(7,500)	9.91
Expired	-	-
Outstanding at September 30, 2018	2,764,219	9.91	9.83

The restricted stock units issued under the 2018 Plan to the Company’s independent directors vest on the one-year anniversary from the grant date. The Company recognized compensation expense for restricted stock units of $35,000 for the three and nine months ended September 30, 2018, which is included in salaries and benefits in the condensed consolidated statements of operations and comprehensive loss. There were no forfeited or vested restricted stock units during the third quarter of 2018. As of September 30, 2018, there was $175,000 of unrecognized compensation expense for the restricted stock units. In addition to the grant of restricted stock units, each of the independent directors receives an annual cash retainer of $40,000 for services as a director.

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Incentive Units

Interwire LLC, the former parent company of Intermex, issued Class B, C and D incentive units to employees of the Company (collectively “incentive units”). As these units were issued as compensation to the Company’s employees, the expense was recorded by the Company. In connection with the Merger, on the closing date, all unvested incentive units for Class B, C and D became fully vested and were immediately recognized as share-based compensation expense in the third quarter of 2018. Share-based compensation expense recognized related to these incentive units and included in salaries and benefits in the condensed consolidated statements of operations and comprehensive loss, amounted to $4,022,738 and $287,440 for the three months ended September 30, 2018 and 2017, respectively, $4,735,336 for the nine months ended September 30, 2018, and $1,534,655 for the Successor period from February 1, 2017 through September 30, 2017. The performance conditions related to the Class C and D units were not considered probable of being achieved prior to the Merger, and therefore, no compensation was recognized for all prior periods. Subsequent to this settlement, all incentive units ceased to exist. Share-based compensation of $2,916,324 for the Predecessor period from January 1, 2017 through January 31, 2017 primarily included the expense associated with stock options and restricted awards that vested due to the Stella acquisition.

During the Successor period from January 1, 2018 through September 30, 2018, the number of units and the weighted-average grant date fair value for the incentive units are as follows:

	Number of Class B Units	Weighted- Average Grant Date Fair Value	Number of Class C Units	Weighted- Average Grant Date Fair Value	Number of Class D Units	Weighted- Average Grant Date Fair Value
Outstanding at
December 31, 2017	7,472,000	$0.4879	4,670,000	$0.2080	4,670,000	$0.1489
Granted	410,000	$0.4948	205,000	$0.2126	205,000	$0.1535
Vested	(7,882,000)	$0.4883	(4,875,000)	$0.2082	(4,875,000)	$0.1491
September 30, 2018	-		-		-

NOTE 9 – LOSS PER SHARE

Basic (income) loss per share is calculated by dividing net income (loss) for period by the weighted average number of common shares outstanding for the period. In computing dilutive income (loss) per share, basic income (loss) per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards, including common stock options, restricted stock and warrants.

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Below are basic and diluted net loss per share for the periods indicated:

	Successor Company
			Nine Months Ended September 30, 2018	Period from February 1, 2017 to September 30, 2017
	Three Months Ended September 30,

	2018	2017
	(Unaudited)
Net loss for basic and diluted loss per common shares	(13,412,996)	(573,681)	(12,108,413)	(7,061,465)

Shares:
Weighted-average common shares outstanding – basic and diluted	30,975,338	17,227,682	21,827,082	17,227,682

Net loss per common share - basic and diluted	$(0.43)	$(0.03)	$(0.55)	$(0.41)

The computation of diluted loss per share above excludes the effect of 1,587 and 531 restricted stock units for the three month and nine-month periods ending September 30, 2018, respectively, because the inclusion of these would be anti-dilutive.

NOTE 10 - INCOME TAXES

A reconciliation between the income tax provision (benefit) at the US statutory tax rate and the Company’s income tax provision (benefit) on the condensed consolidated statements of operations and comprehensive loss is below:

	Successor Company				Predecessor Company

	Three Months Ended September 30,		Nine Months Ended September 30, 2018	Period from February 1, 2017 to September 30, 2017	Period from January 1, 2017 to January 31, 2017

	2018	2017
	(Unaudited)

Loss before income taxes	$(5,843,822)	$(765,408)	$(3,922,867)	$(6,008,986)	$(5,521,794)
US statutory tax rate	21%	34%	21%	34%	34%
Income tax expense (benefit) at statutory rate	(1,227,203)	(260,239)	(823,802)	(2,043,055)	(1,877,410)

State tax expense (benefit), net of federal	1,354,628	(19,203)	1,470,870	(10,628)	(278,657)
Foreign tax rates different from US statutory rate	113,891	3,155	147,154	93,158	(45,631)
Non-deductible expenses	7,411,475	153,319	7,483,530	3,081,763	409
Change in tax rate	-	(51,994)	-	(51,994)	-
Credits	(86,275)	-	(94,864)	-	-
Other	2,658	(16,765)	2,658	(16,765)	(2,084)
Total tax provision (benefit)	$7,569,174	$(191,727)	$8,185,546	$1,052,479	$(2,203,373)

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effective income tax rates for interim periods are based upon our current estimated annual rate. The Company’s effective income tax rate varies based upon an estimate of taxable earnings as well as on the mix of taxable earnings in the various states and countries in which we operate. Changes in the annual allocation and apportionment of the Company’s activity among these jurisdictions results in changes to the effective rate utilized to measure the Company’s deferred tax assets and liabilities.

As presented in the income tax reconciliation above, the tax provision (benefit) recognized on the condensed consolidated statements of operations and comprehensive loss was impacted by state taxes, non-deductible expenses such as share-based compensation expense, transaction costs and foreign tax rates applicable to the Company’s foreign subsidiaries that are higher or lower than the U.S. statutory rate.

On December 22, 2017, the U.S. enacted tax reform legislation known as H.R. 1, commonly referred to as the “Tax Cuts and Jobs Act” (the “Act”), resulting in significant modifications to existing law. Due to the timing of the Act and the complexity involved in applying the provisions of the Act, the Company made a reasonable estimate of the effects and recorded provisional amounts in the fourth quarter of 2017, which primarily included the impact of the remeasurement of the Company’s deferred tax balances to reflect the change in the corporate tax rate. As a result of the changes to tax laws and tax rates under the Act, the Company reduced its deferred tax asset as of December 31, 2017 by $656,000.

As the Company collects and prepares necessary data and interprets the Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the Company may make adjustments to the provisional amounts recorded in December 2017. Those adjustments may materially impact the provision for income taxes and effective tax rate in the period in which the adjustments are made. During the nine months ended September 30, 2018, there were no such adjustments made to the provisional amounts recorded in December 2017.

As of September 30, 2018, the Company did not have any amounts accrued for interest and penalties or recorded for uncertain tax positions.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Leases

The Company is a party to leases for office space and branch locations, several of which are on a month-to-month basis. Rent expense under all operating leases, included in other selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss, amounted to $491,212 and $440,511 for the three months ended September 30, 2018 and 2017, respectively, $1,418,350 for the nine months ended September 30, 2018, $1,155,440 for the Successor period from February 1, 2017 through September 30, 2017, and $135,636 for the Predecessor period from January 1, 2017 through January 31, 2017.

In April 2018, the Company renegotiated its corporate lease to extend the term through November 2025. At September 30, 2018 future minimum rental payments required under operating leases for the remainder of 2018 and thereafter are as follows for the Company:

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2018	$378,224
2019	1,263,467
2020	981,139
2021	846,364
2022	738,385
2023	753,692
Thereafter	1,438,239
$6,399,510

Litigation

The Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of the Company’s management, based upon the information available at this time, that the expected outcome of these matters, both individually or in the aggregate, will not have a material adverse effect on either the results of operations or financial condition of the Company.

Contingencies

The Company operates in 50 U.S. states and two territories. Money transmitters and their agents are under regulation by State and Federal laws. Violations may result in civil or criminal penalties or a prohibition from providing money transfer services in a particular jurisdiction. It is the opinion of the Company’s management, based on information available at this time, that the expected outcome of regulatory matters will not have a material adverse effect on either the results of operations or financial condition of the Company.

On August 28, 2018, the Company received a notice from the Staff of the Listing Qualifications Department (the "Staff") of The Nasdaq Stock Market LLC ("Nasdaq") indicating that, based upon the Company's non-compliance with the minimum number of round lot holders for the listing of its common stock and warrants on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rules 5550(a)(3) and 5515(a)(4), respectively, the Company's common stock and warrants may be subject to delisting from Nasdaq unless the Company timely requests a hearing before a Nasdaq Hearings Panel (the "Panel").

On October 29, 2018, the Company received a notice from Nasdaq (the “Nasdaq Notice”) informing the Company that it has met the listing requirements with respect to its common stock and that the Company’s common stock will continue to be listed and trade on The Nasdaq Capital Market under the symbol “IMXI.” Additionally, the Nasdaq Notice informed the Company that it had not demonstrated compliance with the warrant listing requirements. The Company has withdrawn its request for a hearing before the Panel with respect to the warrant listing requirements. Accordingly, the Nasdaq Notice informed the Company that the Panel had determined to delist the Company’s warrants and suspend the trading of the warrants from The Nasdaq Capital Market effective as of the open of business on October 31, 2018.

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date the condensed consolidated financial statements were issued. Except for the matters discussed in Notes 5 and 11, there were no other subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report on Form 10-Q and our Audited Financial Statements and related Notes and MD&A included in our prospectus, dated October 25, 2018, filed pursuant to Rule 424(b)(3). This MD&A contains forward-looking statements that involve risks and uncertainties. Please see “Special Note Regarding Forward-Looking Statements” for additional factors relating to such statements, and see “Risk Factors” in our documents we have filed or furnished with the SEC for a discussion of certain risk factors applicable to our business, financial condition and results of operations. Past operating results are not necessarily indicative of operating results in any future periods.

Overview

We are a rapidly growing and leading money remittance services company focused on the U.S. to Latin America and the Caribbean (“LAC”) corridor, which includes Mexico, Central and South America and the Caribbean. We utilize our proprietary technology to deliver convenient, reliable and value-added services to our customers through a broad network of sending and paying agents. Our remittance services, which include a comprehensive suite of ancillary financial processing solutions and payment services, are available in 50 states, Washington D.C., and Puerto Rico, where customers can send money to beneficiaries in Mexico, Guatemala and 15 additional Latin American countries. Our services are accessible in person through our approximately 100,000 sending and paying agents and company-owned stores, as well as online and via Internet-enabled mobile devices.

Money remittance services are the primary source of our revenue. These services involve the movement of funds on behalf of an originating customer for receipt by a designated beneficiary at a designated receiving location. Our remittances to Latin America are generated in the United States by customers with roots in Latin American and Caribbean countries, many of whom do not have an existing relationship with a traditional full-service financial institution capable of providing the services we offer. We provide these customers with flexibility and convenience to help them meet their financial needs. Other consumers who use our services may have access to traditional banking services, but prefer to use our services based on reliability, convenience and value. We generate money remittance revenue from fees paid by our customers (i.e. the senders of funds), which we share with our sending agents in the United States and our paying agents in the destination country. Remittances paid in local currencies that are not pegged to the U.S. dollar also earn revenue through our daily management of currency exchange spreads.

Our money remittance services enable our customers to send and receive funds through our extensive network of locations in the United States that are primarily operated by third-party businesses, which we refer to as agents, and a small number of company-owned stores in the LAC corridor. In addition, our services are offered digitally through Intermexonline.com and via Internet-enabled mobile devices. We currently operate in the United States, Mexico, Guatemala and 15 additional countries. Since January 2015 through December 31, 2017 we have grown our agent network by more than 73%, and increased our remittance transactions volume by approximately 71%.

As a non-bank financial institution, we are regulated by the Department of Treasury, the Internal Revenue Service, FinCEN, the Consumer Financial Protection Bureau, the Department of Banking and Finance of the State of Florida and additionally by the various regulatory institutions of those states where we hold an operating license. We are duly registered as a Money Service Business (“MSB”) with FinCEN, the financial intelligence unit of the U.S. Department of the Treasury. We are also subject to a wide range of regulations in the United States and other countries, including anti-money laundering laws and regulations; financial services regulations; currency control regulations; anti-bribery law; money transfer and payment instrument licensing laws; escheatment laws; privacy, data protection and information security laws; and consumer disclosure and consumer protection laws.

Key Factors and Trends Affecting our Business

Various trends and other factors have affected and may continue to affect our business, financial condition and operating results, including:

•	competition in the markets in which we operate;

•	our ability to maintain agent relationships on terms consistent with those currently in place;

•	our ability to maintain banking relationships necessary for us to conduct our business;

•	credit risks from our agents and the financial institutions with which we do business;

•	bank failures, sustained financial illiquidity, or illiquidity at our clearing, cash management or custodial financial institutions;

•	new technology or competitors that disrupt the current ecosystem;

•	cyber-attacks or disruptions to our information technology, computer network systems and data centers;

•	our success in developing and introducing new products, services and infrastructure;

•	customer confidence in our brand and in consumer money transfers generally;

•	our ability to maintain compliance with the regulatory requirements of the jurisdictions in which we operate or plan to operate;

•	international political factors or implementation of tariffs, border taxes or restrictions on remittances or transfers of money out of the United States;

Index
•	changes in tax laws and unfavorable outcomes of tax positions we take;

•	political instability, currency restrictions and devaluation in countries in which we operate or plan to operate;

•	weakness in U.S. or international economic conditions;

•	change or disruption in international migration patterns;

•	our ability to protect our brand and intellectual property rights;

•	our ability to retain key personnel; and

•	changes in foreign exchange rates could impact consumer remittance activity

Latin American political and economic conditions remain unstable, as evidenced by high unemployment rates in key markets, currency reserves, currency controls, restricted lending activity, weak currencies and low consumer confidence, among other factors. Specifically, continued political and economic unrest in parts of Mexico and Guatemala contributed to volatility. Our business has generally been resilient during times of economic instability as money remittances are essential to many recipients, with the funds used by the receiving party for their daily needs. However, long-term sustained devaluation of the Mexican peso or Guatemalan quetzal as compared to the U.S. dollar could negatively affect our revenues and profitability.

Money remittance businesses such as ours have continued to be subject to strict legal and regulatory requirements, and we continue to focus on and regularly review our compliance programs. In connection with these reviews, and in light of regulatory complexity and heightened attention of governmental and regulatory authorities related to cybersecurity and compliance activities, we have made, and continue to make, enhancements to our processes and systems designed to detect and prevent cyber-attacks, or consumer fraud, money laundering, terrorist financing and other illicit activity, along with enhancements to improve consumer protection, including related to the Dodd-Frank Wall Street Reform and Consumer Protection Act and similar regulations outside the United States. In coming periods, we expect these enhancements will continue to result in changes to certain of our business practices and may result in increased costs.

We maintain a regulatory compliance department, under the direction of our experienced Chief Administrative and Compliance Officer, whose foremost responsibility is to monitor transactions, detect suspicious activity, maintain financial records and train our employees and agents. An independent third-party consulting firm periodically reviews our policies and procedures to ensure the efficacy of our anti-money laundering and regulatory compliance program.

The market for money remittance services is very competitive. Our competitors include a small number of large money remittance providers, financial institutions, banks and a large number of small niche money remittance service providers that serve select regions. We compete with larger companies such as Western Union, MoneyGram and EuroNet and a number of other smaller MSB entities. We generally compete for money remittance agents on the basis of value, service, quality, technical and operational differences, commission, and marketing efforts. We sell credible solutions to our agents, not discounts or higher commissions, as is typical for the industry. We compete for money remittance customers on the basis of trust, convenience, service, efficiency of outlets, value, technology and brand recognition.

We expect to encounter increasing competition as new technologies emerge that allow customers to send and receive money through a variety of channels, but we do not expect adoption rates of such new technologies to be as significant in the near term for the customer segment we serve. We continue to differentiate our business through programs to foster loyalty among agents as well as customers and have expanded our channels through which our services are accessed to include online and mobile offerings in preparation for customer adoption.

We qualify as an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), enacted on April 5, 2012. An “emerging growth company” can take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These provisions include:

•	an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act in the assessment of the emerging growth company’s internal control over financial reporting;

•	an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies; and

•
an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer.

We will remain an “emerging growth company” until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (iv) the date on which we are deemed a “large accelerated filer,” which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30.

Index
In December 2017, the United States enacted tax reform legislation known as the H.R.1, commonly referred to as the “Tax Cuts and Jobs Act” (the “Act”), resulting in significant modifications to existing law. Due to the timing of the Act and the complexity involved in applying the provisions of the Act, we made a reasonable estimate of the effects and recorded provisional amounts for the Successor period from February 1, 2017 through December 31, 2017, which include a reduction in the corporate tax rate from 34% to 21% as well as other changes. As a result of the changes to tax laws and tax rates under the Act, we have recorded a provisional one-time increase in income tax expense of $656,000 for the Successor period from February 1, 2017 through December 31, 2017, which consists primarily of the remeasurement of deferred tax assets and liabilities from 34% to 21%. We do not expect to incur a liability related to the one-time deemed repatriation transition tax on unrepatriated foreign earnings, as our foreign subsidiaries have a combined accumulated deficit.

As we collect and prepare necessary data, interpret the Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact the provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the Act will be completed in 2018. Provisional amounts for the income tax effect of the Act have been recorded as of December 31, 2017 and are subject to change during 2018. During the nine months ended September 30, 2018, there were no adjustments made to the provisional amounts recorded in December 2017.

The Merger

On July 26, 2018 (the “Closing Date”), International Money Express, Inc. (formerly FinTech Acquisition Corp. II) consummated the previously announced transaction (the “Merger”) by and among FinTech Acquisition Corp. II, a Delaware corporation (“FinTech”), FinTech II Merger Sub Inc., a wholly-owned subsidiary of FinTech (“Merger Sub 1”), FinTech II Merger Sub 2 LLC, a wholly-owned subsidiary of FinTech (“Merger Sub 2”), Intermex Holdings II, Inc. (“Intermex”) and SPC Intermex Representative LLC (“SPC Intermex”). In connection with the closing of the Merger, FinTech changed its name to International Money Express, Inc. (the “Company”). Unless the context below otherwise provides, the “Company” refers to the combined company following the Merger and, together with their respective subsidiaries, “FinTech” refers to the registrant prior to the closing of the Merger and “Intermex” refers to Intermex Holdings II, Inc. prior to the closing of Merger.

The Merger has been accounted for as a reverse recapitalization where FinTech was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on the facts that following the Merger, the former stockholders of Intermex control the majority of the voting rights in respect of the board of directors of the Company, Intermex comprising the ongoing operations of the Company and Intermex’s senior management comprising the senior management of the Company. Accordingly, the Merger is treated as the equivalent of Intermex issuing stock for the net assets of FinTech, accompanied by a recapitalization. The net assets of FinTech are stated at historical cost, with no goodwill or other intangible assets resulting from the Merger. The consolidated assets, liabilities and results of operations prior to the Closing Date of the Merger are those of Intermex, and FinTech’s assets, liabilities and results of operations are consolidated with Intermex beginning on the Closing Date. The shares and corresponding capital amounts included in common stock and additional paid-in capital, pre-merger, have been retroactively restated as shares reflecting the exchange ratio in the Merger for all Successor periods. The historical financial information and operating results of FinTech prior to the Merger have not been separately presented in these consolidated financial statements as they were not significant or meaningful.

The Merger was approved by FinTech’s stockholders at the Special Meeting of FinTech Stockholders held on July 20, 2018. In connection with the closing of the Merger, FinTech redeemed a total of 4,938,232 shares of its common stock at a redemption price of $10.086957 per share, resulting in a total payment to redeeming stockholders of approximately $49.8 million. The aggregate consideration paid in the Merger consisted of approximately (i) $102.0 million in cash and (ii) 17.2 million shares of FinTech common stock.

After the completion of the transactions on the Closing Date, there were 36,182,783 shares of International Money Express, Inc. outstanding common stock, warrants to purchase 8,959,999 shares of common stock and 3,371,389 shares reserved for issuance under the International Money Express, Inc. 2018 Equity Compensation Plan, of which stock options to purchase 2,771,719 shares of common stock and restricted stock units in respect of 21,189 shares of common stock were granted to employees and independent directors of the Company in connection with the completion of the transactions. As of the Closing Date, the former stockholders of Intermex owned approximately 48.3% and the former stockholders of FinTech owned approximately 51.7% of the combined Company’s outstanding common stock.

Stella Point Acquisition

On February 1, 2016, Intermex’s direct wholly owned subsidiary Holdings entered into an Agreement and Plan of Merger pursuant to which Interwire LLC, an affiliate of Stella Point, acquired 100% of the outstanding capital stock of Holdings, the surviving corporation in a merger with a subsidiary of Interwire LLC that was formed for purposes of the transaction, which we refer to as the Stella Point acquisition. The Stella Point acquisition was consummated on February 1, 2017 for a cash purchase price of approximately $52.0 million, plus approximately $12.4 million of rollover equity from certain existing management holders, the assumption of approximately $78.0 million of Holdings’ outstanding debt and an additional funding of $5.0 million of Holdings debt. In connection with the Stella Point acquisition, certain members of our management contributed approximately $12.4 million of Holdings shares held by them to Interwire LLC in exchange for equity interests in Interwire LLC. In connection with the Stella Point acquisition, we applied “push-down accounting” and the assets and liabilities were adjusted to fair value on the closing date of the transaction, February 1, 2017. As a result, our financial statement presentations distinguish between a predecessor period (“Predecessor”), for periods prior to the closing of the Stella Point acquisition, and a successor period (“Successor”), for periods subsequent to the closing of such transaction. The Successor’s financial statements reflect a new basis of accounting that is based on the fair value of assets acquired and liabilities assumed as of the transaction date. The consolidated financial statements presented herein are those of Successor from its inception on February 1, 2017 through September 30, 2018, and those of Predecessor for all periods prior to the transaction date. The successor period may not be comparable to the predecessor periods.

Index
How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are revenues, services charges from agents and banks, salaries and benefits and selling, general and administrative expenses. To help us assess our performance with these key indicators, we use Adjusted EBITDA as a non-GAAP financial measure. We believe this non-GAAP measure provides useful information to investors and expanded insight to measure our revenue and cost performance as a supplement to our U.S. GAAP consolidated financial statements. See the “Adjusted EBITDA” sections below for reconciliations of Adjusted EBITDA to our net loss, the closest GAAP measure.

Revenues

Transaction volume is the primary generator of revenue in our business. Revenue on transactions is derived primarily from transaction fees paid by consumers to transfer money. Revenues per transaction vary based upon send and receive locations and the amount sent. In certain transactions involving different send and receive currencies, we generate foreign exchange revenues based on the difference between the set exchange rate charged by us to the sender and the rate available to us in the wholesale foreign exchange market.

We use forward foreign exchange contracts to manage the risk associated with currency fluctuations on settlement of wire transfers in foreign currencies.

Operating Expenses

Service Charges from Agents and Banks

Service charges and fees primarily consist of agent commissions and bank fees. Service charges and fees vary based on agent commission percentages and the amount of fees charged by the banks. Agents earn a commission on each transaction they process of approximately 50% of the transaction fee. Service charges and fees may increase if banks or payer organizations increase their fee structure. Service charges also vary based on the method the customer selects to send the transfer and payer organization that facilitates the transaction.

Salaries and Benefits

Salaries and benefits include cash and share-based compensation associated with our corporate employees, sales team as well as employees at our company-owned stores. Corporate employees include management, customer service, compliance, information technology, finance and human resources. Our sales team, located throughout the United States, is focused on supporting and growing our agent network. Share-based compensation is not comparable between the Successor and Predecessor periods and will also not be comparable in the periods before and after the Merger due to the different compensation plans in place at those times.

Other Selling, General and Administrative

General and administrative expenses primarily consist of fixed overhead expenses associated with our operations, such as rent expense, insurance, professional services, management fees and other similar types of expenses. General and administrative expenses are expected to increase going forward as we are now a publicly traded company; however, the impact will be partially offset by the termination of the management fee agreement with Stella Point. A portion of general and administrative expenses relate to our 31 company-owned stores, however the majority relate to the overall business. Selling expenses include expenses such as advertising and promotion, provision for bad debt expense and expenses associated with increasing our network of agents. These expenses are expected to continue to increase as our revenues increase.

Transaction Costs

We have incurred transaction costs associated with both the Stella Point acquisition as well as the Merger. These costs include all internal and external costs directly related to the transaction, consisting primarily of legal, consulting, accounting, advisory fees, and certain incentive bonuses directly related to the transaction. Due to their significance, transaction costs are detailed separately in our consolidated financial statements. The third quarter of 2018 includes certain one-time payments that were contingent on the consummation of the Merger, including employee bonus payments, waiver from our lenders to allow for the Merger and the termination fee associated with the management fee agreement. Payment of these items were funded at closing with a portion of the proceeds received from the Merger.

Depreciation and Amortization

Depreciation and amortization is not comparable between the Successor and Predecessor companies. Due to the application of “push-down” accounting with the Stella Point acquisition, the Successor company established a new basis for its tangible and intangible assets. Depreciation largely consists of depreciation of computer equipment and software that supports our technology platform. Amortization of intangible assets is primarily related to our trade name, agent relationships and developed technology. The Merger did not result in a new basis for our tangible and intangible assets.

Index
Non-Operating Expenses

Interest Expense

Interest expense consists primarily of interest associated with our senior secured credit facility, which consists of a term loan and revolving credit facility, which was refinanced on August 23, 2017. At September 30, 2018, the interest rates for the term loan and revolving credit facility were 11.51% and 13.0%, respectively. Interest on the term loan is based on the LIBOR Rate plus an applicable margin. Interest on the revolving credit facility is determined based on the highest of the LIBOR Rate, commercial lending rate of the collateral agent and federal funds rate, plus an applicable margin. Also included as a component of interest expense is the amortization of debt origination costs.

Income Tax Provision (Benefit)

Our income tax provision (benefit) includes the expected benefit of all deferred tax assets, including our net operating loss carryforwards. With few exceptions, our net operating loss carryforwards will expire between 2029 through 2037. The February 1, 2017 acquisition by Stella Point Capital and the Merger were considered change of ownership transactions under Section 382 of the Code. After the change of ownership, utilization of our net operating loss carryforwards are subject to annual limitations, however our current assessment is that no valuation allowance is required for any of our deferred tax assets. Our tax provision (benefit) has been impacted by non-deductible expenses, including equity compensation and transaction costs. The Act, enacted in December 2017, reduced our federal corporate tax rate from 34% to 21% beginning in 2018.

Net Loss

Net loss is determined by subtracting operating and non-operating expenses from revenues.

Index
Results of Operations

The following table summarizes key components of our results of operations for the periods indicated:

	Successor Company				Predecessor Company
	Three Months Ended September 30,		Nine Months Ended September 30,	Period from February 1, 2017 to September 30,	Period from January 1, 2017 to January 31,
(in thousands)	2018	2017	2018	2017	2017
	(Unaudited)
Revenues:
Wire transfer and money order fees	$61,332	$47,642	$168,554	$119,227	$11,877
Foreign exchange	10,697	8,413	29,013	21,690	2,450
Other income	479	338	1,277	854	99
Total revenues	72,508	56,393	198,844	141,771	14,426

Operating expenses:
Service charges from agents and banks	48,305	37,846	132,565	94,608	9,441
Salaries and benefits	10,959	5,984	24,633	16,395	4,530
Other selling, general and administrative expenses	5,207	4,163	13,390	10,400	1,063
Transaction costs	6,305	-	10,319	6,213	3,917
Depreciation and amortization	4,142	4,553	11,750	12,057	382
Total operating expenses	74,918	52,546	192,657	139,673	19,333

Operating (loss) income	(2,410)	3,847	6,187	2,098	(4,907)

Interest expense	3,434	4,613	10,110	8,107	614

Loss before income taxes	(5,844)	(766)	(3,923)	(6,009)	(5,521)

Income tax provision (benefit)	7,569	(192)	8,186	1,052	(2,203)

Net loss	$(13,413)	$(574)	$(12,109)	$(7,061)	$(3,318)

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenues

Revenues for the above periods are presented below:

($ in thousands)	Three Months Ended September 30, 2018	% of Revenues	Three Months Ended September 30, 2017	% of Revenues

Revenues:
Wire transfer and money order fees	$61,332	84%	$47,642	84%
Foreign exchange	10,697	15%	8,413	15%
Other income	479	1%	338	1%
Total revenues	$72,508	100%	$56,393	100%

 Wire transfer and money order fees of $61.3 million for the three months ended September 30, 2018 increased by $13.7 million from $47.6 million for the three months ended September 30, 2017. This increase of $13.7 million was due to a 28% increase in transaction volume compared to the third quarter of 2017, largely due to the continued growth in our agent network, which has grown by 26% from September 2017 to September 2018.

Revenues from foreign exchange of $10.7 million for the three months ended September 30, 2018 increased by $2.3 million from $8.4 million for the three months ended September 30, 2017. This increase was primarily due to higher transaction volume achieved by growth in our agent network.

Index
Operating Expenses

Operating expenses for the above periods are presented below:

($ in thousands)	Three Months Ended September 30, 2018	% of Revenues	Three Months Ended September 30, 2017	% of Revenues

Operating expenses:
Service charges from agents and banks	$48,305	67%	$37,846	67%
Salaries and benefits	10,959	15%	5,984	11%
Other selling, general and administrative expenses	5,207	7%	4,163	7%
Transaction costs	6,305	9%	-	0%
Depreciation and amortization	4,142	6%	4,553	8%
Total operating expenses	$74,918	104%	$52,546	93%

Service charges from agents and banks — Service charges from agents and banks were $48.3 million, or 67% of revenues, for the three months ended September 30, 2018 compared to $37.8 million, or 67% of revenues, for the three months ended September 30, 2017. The increase of $10.5 million was primarily due to the increase in transaction volume.

Salaries and benefits — Salaries and benefits were $11.0 million for the three months ended September 30, 2018, an increase of $5.0 million from $6.0 million for the three months ended September 30, 2017. The increase of $5.0 million primarily consisted of $4.2 million in share-based compensation related to the accelerated vesting of incentive units and the vesting of new options and restricted stock units that were granted in the third quarter of 2018 all in connection with the Merger, $0.4 million in salaries and benefits largely in management and compliance areas associated with our transition to a publicly-traded company, $0.3 million related to additional headcount to support the continued growth of the business and $0.1 million in severance expense.

Other selling, general and administrative expenses — Other selling, general and administrative expenses of $5.2 million for the three months ended September 30, 2018 increased by $1.0 million from $4.2 million for the three months ended September 30, 2017. The increase includes $0.6 million of professional fees associated with the registration common stock underlying outstanding warrants and $0.4 million in accounting, legal and investor relation fees associated with our transition to a publicly-traded company.

Transaction costs — Transaction costs of $6.3 million for the three months ended September 30, 2018 include $1.8 million in employee bonuses, $1.6 million to terminate our management fee agreement, $1.5 million change in control fee to our lender, and $1.4 million in legal and other professional fees all directly related to the Merger.

Depreciation and amortization — Depreciation and amortization of $4.1 million for the three months ended September 30, 2018 decreased by $0.4 million from $4.5 million for the three months ended September 30, 2017. This decrease is due to $0.8 million less amortization related to the trade name, developed technology and agent relationships during the third quarter of 2018 as these intangibles are being amortized on an accelerated basis, which will decline over time. This decrease was partially offset by an increase in depreciation of $0.4 million associated primarily with additional computer equipment to support our growing business and agent network.

Non-Operating Expenses

Interest expense — Interest expense was $3.4 million for the three months ended September 30, 2018, a decrease of $1.2 million from $4.6 million for the three months ended September 30, 2017. The decrease is due to a $1.7 million prepayment penalty associated with the refinancing on August 23, 2017 recognized in interest expense during the three months ended September 30, 2017, partially offset by an increase in interest expense of $0.5 million during the three months ended September 30, 2018 relating to a higher principal balance outstanding for the respective period in 2018 compared to the same period in 2017 as a result of the August 2017 refinancing.

Income tax provision (benefit) — Income tax provision was $7.6 million for the three months ended September 30, 2018, a change of $7.8 million, from an income tax benefit of $0.2 million for the three months ended September 30, 2017. The change in the income tax provision included a $0.4 million increase to tax expense related to taxable income attributable for both federal and state taxes in the three months ended September 30, 2018 period and a $7.3 million increase to tax expense associated with non-deductible expenses, primarily share-based compensation expense and transaction costs, net of the impact from the lower U.S. federal corporate tax rate in 2018 as a result of the Act.

Net Loss

We had a net loss of $13.4 million for the three months ended September 30, 2018 compared to a net loss of $0.6 million for the three months ended September 30, 2017 due primarily to the same factors discussed above.

Index
Adjusted EBITDA

Adjusted EBITDA is defined as net income (loss) before depreciation and amortization, interest expense, income taxes, and also adjusted to add back certain charges and expenses, such as transaction costs and non-cash compensation costs, as these charges and expenses are not considered a part of our core business operations and are not an indicator of ongoing, future company performance.

Adjusted EBITDA is one of the primary metrics used by management to evaluate the financial performance of our business. We present Adjusted EBITDA because we believe it is frequently used by analysts, investors and other interested parties to evaluate companies in our industry. Further, we believe it is helpful in highlighting trends in our operating results, because it excludes, among other things, certain results of decisions that are outside the control of management, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the jurisdictions in which we operate and capital investments.

Adjusted EBITDA is a non-GAAP financial measure and should not be considered as an alternative to operating income or net income as a measure of operating performance or cash flows or as a measure of liquidity. Non-GAAP financial measures are not necessarily calculated the same way by different companies and should not be considered a substitute for or superior to GAAP. Some of these limitations include the following:

•	Adjusted EBITDA does not reflect the significant interest expense, or the amounts necessary to service interest or principal payments on our senior secured credit facility;

•	Adjusted EBITDA does not reflect income tax expense (benefit), and because the payment of taxes is part of our operations, tax expense is a necessary element of our costs and ability to operate;

•
although depreciation and amortization are eliminated in the calculation of Adjusted EBITDA, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any costs of such replacements;

•	Adjusted EBITDA does not reflect the noncash component of employee compensation;

•	Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters we consider not to be reflective, on a recurring basis, of our ongoing operations; and

•	other companies in our industry may calculate Adjusted EBITDA or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as supplemental information.

Adjusted EBITDA for the three months ended September 30, 2018 was $13.4 million, representing an increase of $4.5 million, or 51%, from $8.9 million for the three months ended September 30, 2017. The increase in Adjusted EBITDA was primarily due to the increase in revenues of $16.1 million less the increase in service charges from agents and banks of $10.5 million as well as increases in other operating expenses to support the growth in our business.

The following table presents the reconciliation of Adjusted EBITDA to net loss, our closest GAAP measure.

	Three Months Ended September 30,
(in thousands)	2018	2017

Net loss	$(13,413)	$(574)

Adjusted for:
Interest expense	3,434	4,613
Income tax provision (benefit)	7,569	(192)
Depreciation and amortization	4,142	4,553
EBITDA	1,732	8,400
Transaction costs (a)	6,305	-
Incentive units plan (b)	4,023	287
Share-based compensation, 2018 Plan (c)	430	-
Costs related to registering stock underlying warrants (d)	615	-
Management fee (e)	195	195
Other employee severance (f)	106	-
Other charges and expenses (g)	38	37
Adjusted EBITDA	$13,444	$8,919

(a)
Represents direct costs related to the Merger for the three months ended September 30, 2018, which are expensed as incurred and included as “transaction costs” in our condensed consolidated statements of operations and comprehensive loss. These costs include $1.8 million in employee bonuses, $1.6 million to terminate our management fee agreement, $1.5 million change in control fee to our lenders, and $1.4 million in legal, consulting, accounting, advisory fees all directly related to the Merger.

Index
(b)
In connection with the Stella Point acquisition, Class B, C and D incentive units were granted to our employees by Interwire LLC. The three months ended September 30, 2018 and 2017 included expense regarding these incentive units, which became fully vested and were paid out upon the Closing Date of the Merger. As a result, employees no longer hold profits interests following the Merger.

(c)
Stock options and restricted stock were granted to employees and independent directors of the Company in connection with the completion of the Merger. The Company recorded $0.4 million of expense related to these equity instruments during the three months ended September 30, 2018.

(d)
The Company incurred $0.6 million of expenses during the three months ended September 30, 2018 for professional fees in connection with the registration of common stock underlying outstanding warrants.

(e)
Represents payments under our management agreement with Stella Point pursuant to which we paid a quarterly fee for certain advisory and consulting services. In connection with the Merger, this agreement was terminated.

(f)	Represents $0.1 million of severance costs related to departmental changes.
(g)	Both the three months ended September 30, 2018 and 2017 includes loss on disposal of fixed assets and foreign currency (gains) or losses.

Nine Months Ended September 30, 2018 Compared to Successor Period from February 1, 2017 to September 30, 2017 (“2017 Q3 Successor Period”) and Predecessor Period from January 1, 2017 to January 31, 2017 (“2017 Predecessor Period”) defined as the “2017 Q3 Combined Period”

Revenues

Revenues for the above periods are presented below:

	Successor Company				Predecessor Company
($ in thousands)	Nine Months Ended September 30, 2018	% of Revenues	Period from February 1, 2017 to September 30, 2017	% of Revenues	Period from January 1, 2017 to January 31, 2017	% of Revenues

Revenues:
Wire transfer and money order fees	$168,554	85%	$119,227	84%	$11,877	82%
Foreign exchange	29,013	14%	21,690	15%	2,450	17%
Other income	1,277	1%	854	1%	99	1%
Total revenues	$198,844	100%	$141,771	100%	$14,426	100%

Wire transfer and money order fees of $168.6 million for the nine months ended September 30, 2018 increased by $37.5 million from $131.1 million for the 2017 Q3 Combined Period, which included $119.2 million for the 2017 Q3 Successor Period and $11.9 million for the 2017 Predecessor Period. This increase of $37.5 million was due to a 30% increase in transaction volume, largely due to the continued growth in our agent network, which has grown by 25% from September 2017 to September 2018.

Revenues from foreign exchange of $29.0 million for the nine months ended September 30, 2018 increased by $4.9 million from $24.1 million for the 2017 Q3 Combined Period, which included $21.7 million for the 2017 Q3 Successor Period and $2.4 million for the 2017 Predecessor Period. This increase included a favorable impact from the higher transaction volumes of $6.7 million, partially offset by reduced foreign exchange income earned per wire totaling $1.8 million.

Index
Operating Expenses

Operating expenses for the above periods are presented below:

	Successor Company				Predecessor Company
($ in thousands)	Nine Months Ended September 30, 2018	% of Revenues	Period from February 1, 2017 to September 30, 2017	% of Revenues	Period from January 1, 2017 to January 31, 2017	% of Revenues
Operating expenses:
Service charges from agents and banks	$132,565	67%	$94,608	67%	$9,441	65%
Salaries and benefits	24,633	12%	16,395	12%	4,530	31%
Other selling, general and administrative expenses	13,390	7%	10,400	7%	1,063	7%
Transaction costs	10,319	5%	6,213	4%	3,917	27%
Depreciation and amortization	11,750	6%	12,057	9%	382	3%
Total operating expenses	$192,657	97%	$139,673	99%	$19,333	133%

Service charges from agents and banks — Service charges from agents and banks were $132.6 million, or 67% of revenues, for the nine months ended September 30, 2018 compared to $104.0 million, or 67% of revenues, for the 2017 Q3 Combined Period, which included $94.6 million for the 2017 Q3 Successor Period and $9.4 million for the 2017 Predecessor Period. The increase of $28.5 million was due to a 30% increase in transaction volume compared to the 2017 Q3 Combined Period, largely due to the continued growth in our agent network, which has grown by 25% from September 2017 to September 2018.

Salaries and benefits — Salaries and benefits were $24.6 million for the nine months ended September 30, 2018, an increase of $3.7 million from $20.9 million for the 2017 Q3 Combined Period, which included $16.4 million for the 2017 Q3 Successor Period and $4.5 million for the 2017 Predecessor Period. The increase of $3.7 million primarily consisted of $4.2 million in share-based compensation related to the accelerated vesting of incentive units and the vesting of new options and restricted stock units that were granted in the third quarter of 2018 all in connection with the Merger, $0.7 million in commissions and bonuses due to our favorable operating results, $0.4 million in salaries and benefits largely in management and compliance areas associated with our transition to a publicly-traded company, $0.3 million in severance expenses, and the remaining increase relates to additional headcount to support the continued growth of the business. These increases were partially offset by a decrease of $2.9 million of expense related to the accelerated vesting of all stock options and restricted stock grants in connection with the Stella Point acquisition in the 2017 Predecessor Period that did not reoccur in 2018.

Other selling, general and administrative expenses — Other selling, general and administrative expenses of $13.4 million for the nine months ended September 30, 2018 increased by $1.9 million from $11.5 million for the 2017 Q3 Combined Period, which included $10.4 million for the 2017 Q3 Successor Period and $1.1 million for the 2017 Predecessor Period. The increase was primarily due to an increase in professional fees of $1.5 million, which included $ 0.6 million associated with registration of common stock underlying outstanding warrants, $0.2 million in legal fees and settlement expense associated with a Telephone Consumer Protection Act (“TCPA”) lawsuit and additional expenses to support our transition to a publicly-traded company. The remaining increase of $0.4 million largely related to our growing agent network, with increases in computer network maintenance costs, data communications expenses and related expenses.

Transaction costs — Transaction costs of $10.3 million for the nine months ended September 30, 2018 include costs related to the Merger, consisting primarily of employee bonuses, termination of management fee agreement, change in control fee to our lender and legal and other professional fees, while costs of $10.1 million for the 2017 Q3 Combined Period, which included $6.2 million for the 2017 Q3 Successor Period and $3.9 million for the 2017 Predecessor Period, related to the Stella Point acquisition consisting primarily of employee bonuses and legal and other professional fees.

Depreciation and amortization — Depreciation and amortization of $11.8 million for the nine months ended September 30, 2018 decreased by $0.7 million from $12.4 million for the 2017 Q3 Combined Period, which included $12.0 million for the 2017 Q3 Successor Period and $0.4 million for the 2017 Predecessor Period. Depreciation and amortization expense is not comparable between the Successor and Predecessor periods due to the new basis established for the assets and liabilities of the Successor company as of February 1, 2017.

Non-Operating Expenses

Interest expense — Interest expense was $10.1 million for the nine months ended September 30, 2018 an increase of $1.4 million from $8.7 million for the 2017 Q3 Combined Period, which included $8.1 million for the 2017 Q3 Successor Period and $0.6 million for the 2017 Predecessor Period. This increase was primarily due to the increase in the principal balance of debt outstanding for the respective period in 2018 compared to the same period in 2017 as a result of the August 2017 refinancing, partially offset by a prepayment penalty associated with the August 2017 refinancing of $1.7 million that was recognized in interest expense in the 2017 Q3 Combined Period.

Income tax provision (benefit) — Income tax provision was $8.2 million for the nine months ended September 30, 2018, a change of $9.3 million, from an income tax benefit of $1.1 million for the 2017 Q3 Combined Period, which included a tax provision of $1.1 million for the 2017 Q3 Successor Period and a tax benefit of $2.2 million for the 2017 Predecessor Period. The change of $9.3 million in income taxes included a $4.9 million increase to tax expense related to more taxable income incurred for both federal and state taxes in the nine months September 30, 2018 period and a $4.4 million increase to tax expense associated with non-deductible expenses, primarily share-based compensation expense and transaction costs, net of the impact from the lower U.S. federal corporate tax rate in 2018 as a result of the Act.

Index
Net Loss

We had a net loss of $12.1 million for the nine months ended September 30, 2018 compared to a net loss of $10.4 million for the 2017 Q3 Combined Period, which included $7.1 million for the 2017 Q3 Successor Period and $3.3 million for the 2017 Predecessor Period. The increase in net loss is due to the same factors discussed above.

Adjusted EBITDA

Adjusted EBITDA for the nine months ended September 30, 2018 was $35.6 million, representing an increase of $10.8 million, or 44%, from $24.8 million for the 2017 Q3 Combined Period, which included $22.5 million for the 2017 Q3 Successor Period and $2.3 million for the 2017 Predecessor Period. The increase in Adjusted EBITDA was primarily due to the increase in revenues of $42.6 million less the increase in service charges from agents and banks of $28.5 million as well as increases in other operating expenses to support the growth in our business.

The following table presents the reconciliation of Adjusted EBITDA to net loss, our closest GAAP measure.

	Successor Company		Predecessor Company
(in thousands)	Nine Months Ended September 30, 2018	Period from February 1, 2017 to September 30, 2017	Period from January 1, 2017 to January 31, 2017

Net loss	$(12,109)	$(7,061)	$(3,318)

Adjusted for:
Interest expense	10,110	8,107	614
Income tax provision (benefit)	8,186	1,052	(2,203)
Depreciation and amortization	11,750	12,057	382
EBITDA	17,937	14,155	(4,525)
Transaction costs (a)	10,319	6,213	3,917
Incentive units plan (b)	4,735	1,535	-
Change in control adjustment for stock options (c)	-	-	2,813
Share-based compensation, 2018 Plan (d)	430	-	-
Costs related to registering stock underlying warrants (e)	615	-	-
Transition expenses (f)	348	-	-
Management fee (g)	585	520	-
TCPA settlement (h)	192	-	-
Other employee severance (i)	106	-	-
Other charges and expenses (j)	346	106	104
Adjusted EBITDA	$35,613	$22,529	$2,309

(a)
Represents direct costs related to the Merger and Stella Point acquisition, which are expensed as incurred and included as “transaction costs” in our condensed consolidated statements of operations and comprehensive loss. The nine months ended September 30, 2018 includes $10.3 million related to the Merger. Costs related to the Stella Point acquisition amounts to $6.2 million for the 2017 Q3 Successor Period and $3.9 million for the 2017 Predecessor Period. These costs consist primarily of legal, consulting, accounting, advisory fees and certain incentive bonuses directly related to the above transactions.

(b)
In connection with the Stella Point acquisition, Class B, C and D incentive units were granted to our employees by Interwire LLC. The Successor Periods included expense regarding these incentive units, which became fully vested and where paid out upon the Closing Date of the Merger. As a result, employees no longer hold profits interests following the Merger.

(c)	Represents $2.8 million related to stock options issued by the Predecessor company, which vested upon the Stella Point acquisition.
(d)
Stock options and restricted stock were granted to employees and independent directors of the Company in connection with the completion of the Merger. The Company recorded $0.4 million of expense related to these equity instruments during the nine months ended September 30, 2018.

(e)	The Company incurred $0.6 million of expenses during the nine months ended September 30, 2018 for professional fees in connection with the registration of common stock underlying outstanding warrants.
(f)	Represents recruiting fees and severance costs related to managerial changes in connection with becoming a publicly-traded company.
(g)
Represents payments under our management agreement with Stella Point pursuant to which we paid a quarterly fee for certain advisory and consulting services. In connection with the Merger, this agreement was terminated.

(h)	Represents payments for the settlement of a lawsuit related to the TCPA, which includes a $0.1 million settlement payment and $0.1 million in related legal expenses.
(i)	Represents $0.1 million of severance costs related to departmental changes.
(j)
Includes loss on disposal of fixed assets and foreign currency (gains) or losses. The nine months ended September 30, 2018 also includes a one-time adjustment related to the Company’s loyalty programs of $0.2 million, while the 2017 Predecessor Period also includes amortization of restricted stock awards.

Index
Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We consider liquidity in terms of cash flows from operations and their sufficiency to fund our operating and investing activities. To meet our payment service obligations at all times we must have sufficient highly liquid assets and be able to move funds on a timely basis.

Our principal sources of liquidity are our cash generated by operating activities and supplemented with borrowings under our revolving credit facility. Our primary cash needs are for day to day operations, to pay interest and principal on our indebtedness, to fund working capital requirements and to make capital expenditures.

We expect to continue to finance our liquidity requirements through internally generated funds and supplemented with borrowings under our revolving credit facility. We believe that our projected cash flows generated from operations, together with borrowings under our revolving credit facility are sufficient to fund our principal debt payments, interest expense, our working capital needs and our expected capital expenditures for the next twelve months.

On August 23, 2017, we refinanced our then-existing credit facility with a new Senior Secured Credit Facility, which consists of (i) a five-year $20.0 million senior secured revolving credit facility (“Revolving Facility”), scheduled to mature on August 23, 2022 and (ii) a five-year $97.0 million senior secured term loan facility (“Term Loan”), scheduled to mature on August 23, 2022. Interest on the Term Loan and Revolving Facility is determined by reference to either LIBOR or a “base rate”, in each case plus an applicable margin of 9% per annum for LIBOR loans or 8% per annum for base rate loans.

On December 19, 2017, the Senior Secured Credit Facility was amended to allow for the Merger, as the facility contained a restrictive covenant related to the change of control of the Company. We were required to pay $1.5 million in fees to our lenders, which was contingent on the closing of the Merger. This expense is included in transaction costs in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2018 and was paid from the Merger proceeds at the Closing Date.

As of September 30, 2018, and December 31, 2017, we were in compliance with the covenants contained in the credit agreement governing our Senior Secured Credit Facility.

As of September 30, 2018, we had total indebtedness of $112.2 million, including $92.2 million of borrowings under the Term Loan facility and $20.0 million in borrowings under the Revolving Facility and excluding debt origination costs of $3.6 million. There were no additional borrowings available under these facilities as of September 30, 2018.

On November 7, 2018, the Company entered into a new financing agreement (the “Credit Agreement”) with, among others, certain of its domestic subsidiaries as borrowers, certain other domestic subsidiaries and a group of banking institutions. The Credit Agreement provides for a $35 million revolving credit facility, a $90 million term loan facility and an up to $30 million incremental facility. The Credit Agreement also provides for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The proceeds of the loans were used to repay existing indebtedness, for working capital purposes and to pay fees and expenses in connection with the transaction. The maturity date of the Credit Agreement is November 7, 2023.

Interest on the term loan facility and revolving credit facility is determined by reference to either LIBOR or a “base rate”, in each case plus an applicable margin of 4.50% per annum for LIBOR loans or 3.50% per annum for base rate loans. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum.

The principal amount of the term loan facility must be repaid in consecutive quarterly installments of 5% in year 1, 7.5% in years 2 and 3, 10% in years 4 and 5, in each case on the last day of each quarter, commencing in March 2019 with a final payment at maturity. The loans under the Credit Agreement may be prepaid at any time without payment or penalty.

The Credit Agreement contains covenants that limit the Company’s and its subsidiaries’ ability to, among other things, grant liens, incur additional indebtedness, make acquisitions or investments, dispose of certain assets, make dividends and distributions, change the nature of their businesses, enter into certain transactions with affiliates or amend the terms of material indebtedness.

The Credit Agreement also contains financial covenants which require the Company to maintain a quarterly minimum fixed charge coverage ratio of 1.25:1.00 and a quarterly maximum consolidated leverage ratio of 3.25x. The fixed charge coverage ratio is generally defined in the Credit Agreement as the ratio of (i) consolidated EBITDA to (ii) scheduled principal payments of indebtedness.

The obligations under the Credit Agreement are guaranteed by the Company and certain domestic subsidiaries of the Company and secured by liens substantially all of the assets of the loan parties, subject to certain exclusions and limitations.

Upon execution of the Credit Agreement, the Company incurred a prepayment penalty of approximately $2.0 million, which will be recognized as interest expense in the fourth quarter 2018 in the condensed consolidated statements of operations and comprehensive loss. In addition, the Company wrote off approximately $3.7 million of debt origination costs related to the Senior Secured Credit Facility as interest expense during the fourth quarter of 2018.

Index
Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Successor Company		Predecessor Company
(in thousands)	Nine Months Ended September 30, 2018	Period from February 1, 2017 to September 30, 2017	Period from January 1, 2017 to January 31, 2017
Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$30,516	$(10,835)	$8,652
Net cash used in investing activities	(3,575)	(4,019)	(249)
Net cash (used in) provided by financing activities	(3,633)	14,317	(2,000)
Effect of exchange rate changes on cash	27	406	(15)
Net increase (decrease) in cash and restricted cash	23,335	(131)	6,388

Cash and restricted cash, beginning of the period	59,795	44,628	38,240
Cash and restricted cash, end of the period	$83,130	$44,497	$44,628

Operating Activities

Net cash provided by operating activities was $30.6 million for the nine months ended September 30, 2018, an increase of $32.7 million from net cash used of $2.2 million in the 2017 Q3 Combined Period, which included net cash used of $10.8 million for the 2017 Q3 Successor Period and net cash provided of $8.7 million for the 2017 Predecessor Period. The increase of $32.7 million in 2018 was impacted by non-recurring costs related to the Stella Point acquisition, which were paid during the 2017 Q3 Successor Period. The majority of the transaction costs associated with the Merger were paid at the Closing Date from the cash available in the FinTech trust, and therefore did not impact the operating cash flows for the nine months ended September 30, 2018. Additionally, operating cash flows in the nine months ended September 30, 2018 were positively impacted by the further growth of the business.

Investing Activities

Net cash used in investing activities was $3.6 million for the nine months ended September 30, 2018, a decrease of $0.6 million from cash used of $4.2 million for the 2017 Q3 Combined Period, consisting of $4.0 million for the 2017 Q3 Successor Period and $0.2 million for the 2017 Predecessor Period. This decrease in cash used was primarily due to $0.9 million of net cash that was used as part of the funding for the Stella Point acquisition in the 2017 Q3 Successor Period that did not reoccur in 2018, partially offset by higher purchases of property and equipment during the nine months ended September 30, 2018.

Financing Activities

Net cash used in financing activities was $3.6 million for the nine months ended September 30, 2018, which related to the quarterly payments due on the Term Loan, as well as proceeds and payments related to the Merger. Net cash provided by financing activities was $12.3 million for the 2017 Q3 Combined Period, which included cash provided of $14.3 million in the 2017 Q3 Successor Period and net cash used of $2.0 million in the 2017 Predecessor Period. Net cash provided by financing activities for the 2017 Q3 Combined Period consisted of $114.0 million in borrowings under our debt facilities, net of $77.0 million for repayment of debt, $4.7 million in debt origination cost payments and common dividend distributions of $20.0 million.

Contractual Obligations

The following table includes aggregated information about contractual obligations that affect our liquidity and capital needs. At September 30, 2018, our contractual obligations over the next several periods were as follows:

(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Debt, principal payments	$112,150	$4,850	$19,400	$87,900	$-
Interest payments	42,452	12,233	21,869	8,350	-
Non-cancelable operating leases	6,400	1,352	1,898	1,520	1,630
Total	$161,002	$18,435	$43,167	$97,770	1,630

The above table reflects the principal and interest of the revolving credit facility and term loan that will be paid through the maturity of the debt using the rates in effect on September 30, 2018, assumes no voluntary prepayments of principal and does not reflect the new Credit Agreement that was entered into on November 7, 2018.

Index
Non-cancelable operating leases include various office leases, including our office headquarter lease, which was renegotiated in April 2018 resulting in a term extension through November 2025.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, certain derivative instruments and variable interest entities that either have, or are reasonably likely to have, a current or future material effect on our consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect amounts reported in our consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. Management evaluates its accounting policies, estimates and judgments on an on-going basis. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.

Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or otherwise complex. Based on these criteria, management has identified the following critical accounting policies:

Revenue Recognition

Revenues for wire transfer and money order fees are recognized at the time the transaction is processed. These fees are recognized on a gross basis equal to the full amount of the fee charged to the customer as we are the primary obligor and have latitude in establishing price. Foreign exchange revenue, which represents the difference between the exchange rate set by us and the rate realized, is recognized upon the disbursement of U.S. dollars to the foreign bank. Other income primarily represents revenues for technology services provided to the independent network of agents who utilize our technology in processing transactions. Revenue for these transactions are recorded when persuasive evidence of an arrangement exists, delivery has occurred, or services have been rendered and collection is reasonably assured.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded upon initiation of the wire transfer and are typically due to us within five days. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our sending agents to make required payments. When preparing these estimates, we consider a number of factors, including the aging of a sending agent’s account, creditworthiness of specific sending agents, historical trends and other information. We review our allowance for doubtful accounts policy periodically, reflecting current risks and changes in industry conditions and when necessary, will increase our allowance for doubtful accounts and recognize a provision for bad debt expense, included in other selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets result primarily from business combination acquisitions, including the Stella Point acquisition. Other intangible assets include trade name, agent relationships, developed technology and other intangibles, all with finite lives. Upon the acquisition, the purchase price is first allocated to identifiable assets and liabilities, including the trade name and other intangibles, with any remaining purchase price recorded as goodwill.

Goodwill is not amortized. Rather, impairment tests are conducted on an annual basis, at the beginning of the fourth quarter, or more frequently if indicators of impairment are present. A qualitative assessment of goodwill was performed in 2017 subsequent to the Stella Point acquisition on February 1, 2017. Qualitative assessment includes consideration of the economic, industry and market conditions in addition to our overall financial performance and the performance of these assets. Based on the results of assessment, no indicators of impairment were noted. Accordingly, no further impairment testing was completed, and no impairment charges related to goodwill were recognized during any of the Successor Periods.

Our trade name, agent relationships and developed technology are currently amortized utilizing an accelerated method over their estimated useful lives. Other intangible assets are amortized straight-line over a useful life of 10 years. We review for impairment indicators of finite-lived intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Income Taxes

We account for income taxes in accordance with generally accepted accounting principles which require, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not.

We account for tax contingencies by assessing all material positions, including all significant uncertain positions, for all tax years that are open to assessment or challenge under tax statutes. Those positions that have only timing consequences are separately analyzed based on the recognition and measurement model provided in the tax guidance.

Index
As required by the uncertain tax position guidance, we recognize the financial statement benefit of a position only after determining that the relevant tax authority would more likely than not sustain the positions following an audit. For tax positions meeting the more likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We are subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal or state and local income tax examinations by tax authorities for the years before 2013. We apply the uncertain tax position guidance to all tax positions for which the statute of limitations remains open. Our policy is to classify interest accrued as interest expense and penalties as operating expenses. We do not have any material uncertain tax positions.

Our foreign subsidiaries are subject to taxes by local tax authorities.

Recent Accounting Pronouncements

Refer to Note 1 of our condensed consolidated financial statements included in this filing for further information on Accounting Pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We manage foreign currency risk through the structure of the business and an active risk management process. We currently settle with our payers in Latin America by entering into short duration foreign currency forward contracts with foreign currency providers (“counterparties”). The foreign currency exposure on our derivative instruments is limited by the fact that all transactions are settled within five days after they are initiated. However, foreign currency fluctuations may negatively impact our average exchange gain per transaction.

We are exposed to changes in currency rates as a result of our investments in foreign operations and revenues generated in currencies other than U.S. dollar. Revenues and profits generated by international operations will increase or decrease because of changes in foreign currency exchange rates. This foreign currency risk is related to our operations in Mexico and Guatemala. Revenues from these operations represent less than 3% of our consolidated revenues for the nine months ended September 30, 2018 and the 2017 Q3 Combined Period. Therefore, a 10% increase or decrease in these currency rates against the U.S. Dollar would result in a minimal change to our overall operating results.

The spot exchange rates as of September 30, 2018 and December 31, 2017 were 19.65 and 19.72 for the Mexico Peso/Dollar and 7.70 and 7.35 for the Guatemala Quetzal/Dollar, respectively. The average exchange rates for the nine months ended September 30, 2018 were 19.03 for the Mexico Peso/Dollar and 7.41 for the Guatemala Quetzal/Dollar. Long-term sustained devaluation of the Mexican peso or Guatemalan Quetzal as compared to the U.S. dollar could negatively affect our margins.

Interest Rate Risk

Our Term Loan bears interest at a variable rate based on LIBOR plus a fixed margin. As of September 30, 2018, we had $92.2 million in outstanding borrowings under the Term Loan. A hypothetical 1% increase or decrease in the interest rate on our indebtedness as of September 30, 2018 would have increased or decreased cash interest expense on our term loan by approximately $0.9 million per annum.

Our Revolving Facility bears interest at a variable rate based on the highest of LIBOR, base commercial lending rate of the collateral agent and federal funds rate, plus a fixed margin. As of September 30, 2018, we had $20 million in outstanding borrowings under our Revolving Facility. A hypothetical 1% increase or decrease in the interest rate on our indebtedness as of September 30, 2018 would have increased or decreased cash interest expense on our Revolving Facility by approximately $0.2 million per annum.

The Term Loan and the Revolving Facility were refinanced on November 7, 2018. The above discussion does not reflect the new Credit Agreement that was entered into on November 7, 2018.

Credit Risk

We maintain certain cash balances in various U.S. banks, which at times, may exceed federally insured limits. We have not incurred any losses on these accounts. In addition, we maintain various bank accounts in Mexico and Guatemala, which are not insured. We have not incurred any losses on these uninsured accounts. To manage our exposures to credit risk with respect to cash balances and other credit risk exposures resulting from our relationships with banks and financial institutions, we regularly review cash concentrations, and we attempt to diversify our cash balances among global financial institutions.

We are also exposed to credit risk related to receivable balances from sending agents. We perform a credit review before each agent signing and conduct ongoing analyses of agents and certain other parties we transact with directly. As of September 30, 2018, we also had $1.3 million outstanding of notes receivable from sending agents. Most of the notes are collateralized by personal guarantees from the sending agents and by assets from their businesses.

Index
Our expense associated with bad debts were approximately $0.7 million for the nine months ended September 30, 2018 (0.4% of total revenues) and $0.9 million for the 2017 Q3 Combined Period (0.6% of total revenues).

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2018. In 2017, we identified two material weaknesses relating to amortization of intangible assets and deferred tax utilization analysis. Since the identification of the two material weaknesses, we restated our 2016 financial statements to correct the errors and have determined that the two material weaknesses are non-recurring. As a result of the restatement of the 2016 financial statements and the non-recurring nature of the material weaknesses, as of September 30, 2018, management has concluded that the two material weaknesses in internal control over financial reporting and reported in the Current Report on Form 8-K filed on August 1, 2018 have been remediated. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Reference is made to Note 11–Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements of International Money Express, Inc. contained elsewhere in this Quarterly Report on Form 10–Q for information regarding certain litigation to which we are a party.

ITEM 1A.	RISK FACTORS

There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the prospectus, dated October 25, 2018, filed pursuant to Rule 424(b)(3), relating to our issuance of common stock underlying outstanding warrants which is accessible on the SEC’s website at www.sec.gov.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the Merger, on the Closing Date we redeemed 4,938,232 shares of our common stock at a redemption price of $10.086957 per share pursuant to the terms of our amended and restated certificate of incorporation, resulting in a total payment to redeeming stockholders of approximately $49.8 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Index
Exhibit No.	Document

3.1
Second Amended and Restated Certificate of Incorporation of the Company, dated July 26, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

3.2
Second Amended and Restated Bylaws of the Company, effective as of July 26, 2018 (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

4.3
Shareholders Agreement, dated July 26, 2018, between the Company and the stockholders of the Company signatory thereto (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.1
Registration Rights Agreement, dated July 26, 2018, by and among FinTech Acquisition Corp. II, SPC Investors, Minority Investors and Additional Investors (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.2
International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.3(a) to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

*	Filed herewith.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2018

International Money Express, Inc.

By:	/s/ Robert Lisy
Robert Lisy
Chief Executive Officer and President

Date: November 13, 2018

International Money Express, Inc.

By:	/s/ Tony Lauro II
Tony Lauro II
Chief Financial Officer