Form 10-K
period 2018-12-31
International Money Express, Inc.
filed 2019-03-22
CIK 1683695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 001-37986

INTERNATIONAL MONEY EXPRESS, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-4219082
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9480 South Dixie Highway Miami, Florida	33156
(Address of Principal Executive Offices)	(Zip Code)

(305) 671-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered
Common stock ($0.0001 par value)	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☐ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The common stock of the registrant has been traded on the NASDAQ Capital Market under the symbol “IMXI” since July 27, 2018, which is the business day following the consummation of the Merger among the registrant and FinTech Acquisition Corp. II. Accordingly, there was no public market for the registrant’s common equity as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 15, 2019, 36,182,783 shares of the registrant's common stock, par value $0.001 per share, were outstanding. The registrant has no other class of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INTERNATIONAL MONEY EXPRESS, INC.

Index
PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to certain that could have an effect on our future performance, including but without limitation, statements regarding our plans, objectives, financial performance, business strategies, expectations for our business and the business of the Company.

These statements relate to expectations concerning matters that are not historical fact and may include the words or phrases such as “will,” “should,” “expects,” “believes,” “anticipates,” “plans,” “intends,” “estimates,” “approximately,” “our planning assumptions,” “future outlook” and similar expressions. Except for historical information, matters discussed in this Form 10-K are forward-looking statements. These forward-looking statements are based largely on information currently available to our management and on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance and there are a number of known and unknown risks, uncertainties, contingencies and other factors (many of which are outside our control) that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, there is no assurance that our expectations will, in fact, occur or that our estimates or assumptions will be correct, and we caution investors and all others not to place undue reliance on such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A, “Risk Factors” in this Annual Report on Form 10-K and the following:

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
•
other economic, business and/or competitive factors, risks and uncertainties, including those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Annual Report on Form 10-K, as well as any additional risk factors that may be described in our other filings with the SEC from time to time.

All forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Index
ITEM 1.	BUSINESS

Overview

On July 26, 2018, International Money Express, Inc. (formerly FinTech Acquisition Corp. II) consummated a transaction (the “Merger”) by and among FinTech Acquisition Corp. II, a Delaware corporation (“FinTech”), FinTech II Merger Sub Inc., a wholly-owned subsidiary of FinTech (“Merger Sub 1”), FinTech II Merger Sub 2 LLC, a wholly-owned subsidiary of FinTech (“Merger Sub 2”), Intermex Holdings II, Inc. (“Intermex Holdings” or “Holdings”) and SPC Intermex Representative LLC (“SPC Intermex”). As a result of the Merger, the separate corporate existence of Intermex Holdings ceased and Merger Sub 2 (which changed its name to International Money Express Sub 2, LLC in connection with the closing of the Merger) continued as the surviving entity. In connection with the closing of the Merger, FinTech, the surviving entity, changed its name to International Money Express, Inc. Unless the context below otherwise provides, the terms “we”, “us”, “Intermex”, and the “Company” refer to International Money Express, Inc. following the Merger, together with its respective subsidiaries. Reference to the Company and its business operations and financial information as it existed pre-Merger refers to Intermex Holdings.

We conduct our business primarily through our operating subsidiary, Intermex Wire Transfer, LLC. Intermex was incorporated as a Delaware corporation on May 28, 2015. Our principal executive office is located at 9480 South Dixie Highway, Miami, Florida 33156, and our telephone number at that address is (305) 671-8000. Our website is https://www.intermexonline.com. The information found on our website is not incorporated by reference into this filing or any other report we file with or furnish to the SEC.

Intermex is a rapidly growing and leading money remittance services company focused primarily on the United States to Latin America and the Caribbean (“LAC”) corridor, which includes Mexico, Central and South America and the Caribbean. We utilize our proprietary technology to deliver convenient, reliable and value-added services to our customers through a broad network of sending and paying agents. Our remittance services, which include a comprehensive suite of ancillary financial processing solutions and payment services, are available in 50 states, Washington D.C., and Puerto Rico, where customers can send money to beneficiaries primarily in 17 countries in Latin America and the Caribbean. Our services are accessible in person through over 100,000 sending and paying agents and company-operated stores, as well as online and via Internet-enabled mobile devices.

Money remittance services to Latin America, primarily Mexico and Guatemala, are the primary source of our revenue. These services involve the movement of funds on behalf of an originating customer for receipt by a designated beneficiary at a designated receiving location. Our remittances to Latin America are generated in the United States by customers with roots in Latin American and Caribbean countries, many of whom do not have an existing relationship with a traditional full-service financial institution capable of providing the services we offer. We provide these customers with flexibility and convenience to help them meet their financial needs. Other customers who use our services may have access to traditional banking services, but prefer to use our services based on reliability, convenience and value. We generate money remittance revenue from fees paid by our customers (i.e. the senders of funds), which we share with our sending agents in the United States and our paying agents in the destination country. Remittances paid in local currencies that are not pegged to the U.S. dollar also earn revenue through our daily management of currency exchange spreads.

Our money remittance services enable our customers to send and receive funds through our extensive network of locations in the United States that are primarily operated by third-party businesses, which we refer to as agents, and a small number of company- operated stores in the LAC corridor. In addition, our services are offered digitally through Intermexonline.com and via Internet-enabled mobile devices. We currently operate in the United States, Mexico, Guatemala and 20 additional countries. Since January 2015 through December 31, 2018, we have grown our agent network by more than 109%, and increased our remittance transactions volume by approximately 117%. In 2018, we processed approximately 24 million remittances, representing over 27% growth as compared to 2017.

Our Competitive Strengths

•
Primary focus on the Latin American Corridor. Unlike many of our competitors, who we believe prioritize global reach over growth and profitability, we are focused almost exclusively on one or two geographical regions. We believe the LAC corridor provides an attractive operating environment with significant opportunity for future growth. According to latest available data published by the World Bank, the LAC corridor represented approximately 13.4% of total worldwide remittance volume for 2017, or $82 billion of annual transaction volume, and was the most rapidly growing remittance corridor in the world. The information contained in this paragraph is based on the World Bank’s “Bilateral Remittance Matrix 2017” published in April 2018 (the “World Bank Remittance Matrix”).

•
Highly scalable, proprietary software platform. We provide our money remittance services utilizing our internally developed proprietary software systems, which we believe enhance the productivity of our network of agents, enabling them to quickly, reliably and cost-effectively process remittance transactions. Our proprietary software systems were designed to incorporate real-time compliance functionality, which improves our regulatory compliance and helps to minimize fraud. We have developed a platform that has the capacity to handle traffic well in excess of ten times the number of transactions we currently process. Our money remittance platform has experienced limited downtime with our 2018 downtime being less than 0.05%, despite multiple natural disasters in our markets during that period.

Index
•
Highly selective agent recruitment process designed to identify productive long-term partners. We strategically target agents for our network only after a metric-based analysis of potential productivity and a thorough vetting process. In our agent selection process, we focus on geographic locations that we believe are likely to have high customer volume and demand for our services. By closely monitoring individual agent performance and money remittance trends, we can offer our agents real-time technical support and marketing assistance to help increase their productivity and remittance volume.

•
Strong relationships with major banks and financial institutions. Our relationships with clearing, check processing, trading and exchange rate and cash management banks are critical to an efficient and reliable remittance network. We benefit from our strong and long-term relationships with a number of large banks and financial institutions. We maintain strong relationships with a number of other national and regional banking and financial institutions in the United States and Latin America. For example, we have maintained a long-term relationship with Wells Fargo, Bank of America and US Bank, among others. Due to increasing regulatory scrutiny of banks and financial institutions, we believe that new banking relationships may be difficult to develop, hence creating a barrier to entry to new competition and making our existing relationships a competitive advantage.

•
Powerful brand with strong consumer awareness and loyalty in the LAC corridor. We believe we are a leading money remittance provider from the United States to the LAC corridor, processing 17.4% of the aggregate volume of remittances to Mexico according to the latest available data published by the Central Bank of Mexico in 2018 and 24.0% of the aggregate volume of remittances to Guatemala according to the latest available data published by the Central Bank of Guatemala in 2018. We believe that our customers associate the Intermex brand with reliability, strong customer service and the ability to safely and efficiently remit their funds. The information contained in this paragraph is based on “Revenues by Workers' Remittances” published in the Central Bank of Mexico’s website, and “Income from family remittance” published in the in the Central Bank of Guatemala’s website.

•
Strong compliance processes and procedures. We operate in a highly-regulated environment and are reviewed by regulators and external auditors periodically. We maintain a comprehensive and rigorous compliance process with policies, procedures and internal controls designed to exceed current regulatory requirements. Our software also includes embedded compliance systems that provide real-time transaction alerts and Office of Foreign Assets Control (“OFAC”) screening. Our risk and compliance management tools include programs by Equifax, Experian, LexisNexis and TransUnion, among others.

•
Experienced and proven management team. Our management team consists of industry veterans with a track record of achieving profitable growth, even during periods involving transformative transactions, such as during the time around our acquisition by Stella Point Capital to the closing of the Merger with FinTech. Led by our Chief Executive Officer, Robert Lisy, with a successful 27-year track record in the retail financial services and electronic payment processing industry.

Our Growth Strategy

We believe we are well positioned to drive continued growth by executing on the following core strategies:

•
Expand our market share in our largest corridors. The two largest remittance corridors we serve are the United States to Mexico and United States to Guatemala. According to the latest available data in the World Bank Remittance Matrix, the United States to Mexico remittance corridor was the largest in the world in 2017, with an aggregate of over $30.0 billion sent. The United States to Guatemala corridor represented the tenth largest in the world in 2017 as reported by the World Bank in their latest available data published, with an aggregate of over $7.7 billion sent. We aim to continue to expand our market share by:

o
Growing our market share in our current stronghold states. We are currently well-established in 15 states (Alabama, Delaware, Florida, Georgia, Kentucky, Maryland, Mississippi, North Carolina, New Jersey, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee and Virginia) and poised for continued profitable growth within those markets via targeted regional penetration. We believe that we can leverage our current customer data to increase repeat customer usage, track and effectively recapture one-time users of our service and improve sending agent productivity to drive growth in these states.

o
Increasing our market share in growth states. We have identified 10 states (California, Colorado, Illinois, Kansas, Nevada, New York, Oklahoma, Texas, Utah and Wisconsin) where we expect to realize significantly increased market share growth. In particular, we are staging a targeted marketing effort in these large states where we are underrepresented.

•
Expand our services into new corridors. We believe that there is significant room to grow our business in underserved geographic regions in the LAC corridor where there is demand from customers and agents for our value-added approach to money remittances. Specifically, we are targeting future growth opportunities via new corridors from the United States to other non-Spanish speaking regions, including the Caribbean and other continents. In 2018, we achieved strong 27% and 45% growth in remittance volume to our newer markets of El Salvador and Honduras, respectively, compared to 2017.

Index
•
Leverage our technology in the business-to-business market. We believe that our money remittance platform has significant excess capacity. We believe we can leverage this capacity to sell business-to-business solutions to third parties, such as banks and major retailers.

•
Continue to grow online and mobile remittance channels. Our money remittance platform currently enables our customers to send funds from the United States to Latin America through the Internet via Intermexonline.com and on their Internet-enabled mobile devices. We believe these channels not only expand our potential customer base as digital transaction capabilities become more relevant to Latin American consumers but also benefit from secular and demographic trends as consumers continue to migrate to conducting financial transactions online.

Segments

Our business is organized around one reportable segment that provides money transmittal services primarily between the USA and Latin America. This is based on the objectives of the business and how our chief operating decision maker, the CEO and President, monitors operating performance and allocates resources.

Operations and Services

Money remittance services to Latin America, primarily Mexico and Guatemala, are the primary source of our revenue. These services involve the movement of funds on behalf of an originating customer for receipt by a designated beneficiary at a designated receiving location. Our remittances to Latin America are generated in the United States by customers with roots in Latin American and Caribbean countries, many of whom do not have an existing relationship with a traditional full-service financial institution capable of providing the services we offer. We provide these customers with flexibility and convenience to help them meet their financial needs. Other customers who use our services may have access to traditional banking services, but prefer to use our services based on reliability, convenience and value add. We generate money remittance revenue from fees paid by our customers (i.e. the senders of funds), which we share with our sending agents in the United States and our paying agents in the destination country. Remittances paid in local currencies that are not pegged to the U.S. dollar also earn revenue through our daily management of currency exchange spreads.

The majority of our money remittance transactions are generated through our agent network of retail locations and company- operated stores where the transaction is processed and payment is collected by our agent. Those funds become available for pickup by the beneficiary at the designated receiving destination, usually within minutes, at any Intermex payer location. In select countries, the designated recipient may also receive the remitted funds via a deposit directly to the recipient’s bank account, mobile phone account or prepaid card. Our locations in the United States, also referred to as our sending agents, tend to be individual establishments, such as multi-service stores, grocery stores, convenience stores, bodegas and other retail locations. Our payers in Latin America are referred to as paying agents, and generally consist of large banks and financial institutions or large retail chains. Grupo Elektra, S.A.B. de C.V. is our largest paying agent and processes a significant portion of remittances in the LAC corridor. Each of our sending agents and our paying agents are primarily operated by third-party businesses where our money remittance services are offered. Additionally, we operate a small number of retail locations in the United States, which we refer to as company-operated stores and where our money remittance services are available. We also operate subsidiary payer networks in Mexico under the Pago Express brand and in Guatemala under the Intermex brand. These networks contribute payer locations that reach some of the most remote areas in those countries, providing increased convenience to our customers in the United States, Mexico and Guatemala.

At our agent sending locations, our customers may initiate a transaction directly with an agent, or through a direct-dialed telephone conversation from our agent location to our call centers. Many of our sending agents operate in locations that are open outside of traditional banking hours, including nights and weekends. Our sending agents understand the markets that they serve and coordinate with our sales and marketing teams to develop business plans for those markets. We hold promotional events for our sending agents to help familiarize them with the Intermex brand and to incent the agents to promote our services to customers.

Our money remittance services are also available on the Internet via Intermexonline.com, enabling customers to send money twenty-four hours a day conveniently from their computer or Internet-enabled mobile device. Those funds can be sent to any of our paying agent locations or to a recipient’s bank account, funding the transaction using debit card, credit card, or through electronic funds transfer processed through the automated clearing house (“ACH”) payment system. Internet-based money transmission services do not comprise a material percentage of the Company’s overall business.

We maintain call centers in Mexico and Guatemala, providing call center services 365 days per year and customer service in both English and Spanish, as well as the possibility of service in many of the regional dialects that our customers speak. Our call centers are able to provide customer service for inbound customer calls, and have technology available for direct calls from customers at our agent locations in processing remittance transactions.

Index
Cash Management Bank Relationships

We buy and sell a number of global currencies and maintain a network of settlement accounts to facilitate the timely funding of money remittances and foreign exchange trades. Our relationships with clearing, check processing, trading and exchange rate and cash management banks are critical to an efficient and reliable remittance network. We benefit from our strong and long-term relationships with a number of large banks and financial institutions. We maintain strong relationships with a number of other national and regional banking and financial institutions in the United States and Latin America. In addition, we have benefitted from our 15-year relationship with US Bank, which manages our main operating account, and from strong relationships with Bancomer, Wells Fargo and KeyBank as our primary banks for exchange rate management with respect to the foreign currencies. Finally, we rely on our relationships with Wells Fargo, Bank of America and US Bank, as well as KeyBank and North American Banking Company, for check processing services.

Information Technology

Currently, all of our money processing software is proprietary and has been developed internally by our software development team. Our money processing software acts as a point of sale for our money remittance transactions and incorporates real-time compliance functionality, which improves our regulatory compliance and helps to minimize fraud. Our money processing software is critical to our operations while our back-office software is critical for settling our transactions.

In addition to our money remittance software, we continue to develop programs and defenses against cyber-attacks. We are fully aligned with the cybersecurity framework, which is a voluntary framework that most companies in the financial services industry follow. We utilize a number of third-party vendors that monitor our systems and inform us of any attempted attacks. We also utilize a third-party consultant to act as our Chief Information Security Officer (“CISO”) and audit our cybersecurity policies and practices. Our CISO delivered an annual report to our board of directors at least once during the fiscal year.

In addition to our proprietary and internally developed software systems, we have analytical data which enables us to analyze market trends, performance of market territories, agents’ performance and consumers’ habits in real time.

We continually invest in our technology platform that has the capacity to handle traffic well in excess of ten times the number of transactions we currently process. A load balancing configuration between tier-1 datacenters, in addition to failover redundancy, provide uptime performance. Our technology platform has experienced limited downtime, with our 2018 downtime being less than 0.05%, despite multiple natural disasters in our markets during that period.

Our Transaction Processing Engine, developed through a combination of databases, web services and applications, allows us to process money remittances reliably and quickly by leveraging a proprietary rules engine to apply granular-level product feature customization. The Transaction Processing Engine also leverages real-time risk management algorithms to improve our regulatory compliance and helps to minimize fraud.

Our internally developed and proprietary payer Application Programming Interface (“API”) platform securely and efficiently integrates our transaction processing engine directly with the platforms of our paying agents, so that we can deliver money remittances quickly to our paying agents while optimizing the efficiency/speed of adding new payers to our network and integrating payers’ software and systems with our software and systems.

Intellectual Property

The Intermex brand is critical to our business. In the markets in which we compete, we derive benefit from our brand, as we believe the Intermex brand is recognized for its speed, cost effectiveness and reliability for money remittances throughout the United States and Latin America. We use various trademarks and service marks in our business, including, but not limited, to Intermex, International Money Express, CheckDirect and Pago Express, some of which are registered in the United States and other countries. In addition, we rely on trade secret protection to protect certain proprietary rights in our information technology. See the section entitled “Information Technology” for more information.

We rely on a combination of patent, trademark and copyright laws and trade secret protection and confidentiality or license agreements to protect our proprietary rights in products, services, expertise, and information. We believe the intellectual property rights in processing equipment, computer systems, software and business processes held by us and our subsidiaries provide us with a competitive advantage. We take appropriate measures to protect our intellectual property to the extent such intellectual property can be protected.

Index
Sales and Marketing

The majority of our money remittance transactions are generated through our agent network of retail locations and company-operated stores where the transaction is processed and payment is collected by our agent (“sending agent(s)”). Those funds become available for pickup by the beneficiary at the designated destination, usually within minutes, at any Intermex payer location (“paying agent(s)”). Our agent locations include multi-service stores, grocery stores, convenience stores, bodegas and other retail locations. The vast majority of our agents are provided access to our proprietary money remittance software systems, while others have access to our combination telephone and fax/tablet set up, which we call telewire, enabling direct access to our call centers for money remittance services. In all of our independent sending agent locations the agent provides the physical infrastructure and staff required to complete the remittances, while we provide the central operating functions, such as transaction processing, settlement, marketing support, compliance training and support and customer relationship management. We also maintain 32 company-operated stores in the United States. When a money remittance transaction is initiated at a company-operated store, only the paying agent earns a commission. We retain customer data, which enables us to increase repeat customer usage, track and effectively recapture one-time users of our service and improve sending agent productivity. As a part of our money remittance transactions, we rely upon in excess of 100,000 sending agents and paying gents, none of which, individually, handle a material portion of our business.

We market our services to customers in a number of ways, directly and indirectly through our sending agents and paying agents, promotional activities, traditional media and digital advertising, and our loyalty program, which we call “Interpuntos.” This loyalty program offers customers faster service at our sending agent locations and the ability to earn points with each transaction that are redeemable for rewards, such as reduced transaction fees or more favorable foreign exchange rates.

Our Industry

We are a rapidly growing and leading money remittance services company primarily focused on the United States to the LAC corridor. We utilize our proprietary technology to deliver convenient, reliable and value-added services to our customers through a broad network of sending and paying agents. The two largest remittance corridors we serve are United States to Mexico and United States to Guatemala. According to the World Bank Remittance Matrix, the United States to Mexico remittance corridor was the largest in the world in 2017, with an aggregate of over $30.0 billion sent. This amount represented approximately 40% of remittances to all of Latin America, and Mexico was the fourth largest global recipient of remittances, after India, China and the Philippines. The United States to Guatemala corridor represented the tenth largest in the world in 2017 as reported by the World Bank in their latest available data published, with an aggregate of over $7.2 billion sent. Growth in money remittances in the United States-Latin America corridor continues to outpace money remittance growth in the rest of the world. For example, while global remittances increased by 5.7% from 2015 to 2017, remittances to Latin America grew at a rate of 17.6% in the same period, with the vast majority of that volume coming from the United States.

Trends in the cross-border money remittance business tend to correlate to immigration trends, global economic opportunity and related employment levels in certain industries such as construction, information, manufacturing, agriculture and certain service industries.

Throughout 2018, Latin American political and economic conditions remained unstable, as evidenced by high unemployment rates in key markets, currency reserves, currency controls, restricted lending activity, weak currencies and low consumer confidence, among other factors. Specifically, continued political and economic unrest in parts of Mexico and Guatemala contributed to volatility. Our business has generally been resilient during times of economic instability as money remittances are essential to many recipients, with the funds used by the receiving party for their daily needs. However, long-term sustained devaluation of the Mexican Peso or Guatemalan Quetzal as compared to the U.S. dollar could negatively affect our revenues and profitability.

Another significant trend impacting the money remittance industry is increasing regulation on banks, making it difficult for money remittance companies to have strong banking relationships. Regulations in the United States and elsewhere focus, in part, on cybersecurity and consumer protection. Regulations require money remittance providers, banks and other financial institutions to develop systems to prevent, detect, monitor and report certain transactions.

Government Regulation

As a non-bank financial institution, we are regulated by the Department of Treasury, the Internal Revenue Service, FinCEN, the Consumer Financial Protection Bureau (“CFPB”), the Department of Banking and Finance of the State of Florida and additionally by the various regulatory institutions of those states where we hold an operating license. We are duly registered as a Money Service Business (“MSB”) with FinCEN, the financial intelligence unit of the U.S. Department of the Treasury. We are also subject to a wide range of regulations in the United States and other countries, including anti-money laundering laws and regulations; financial services regulations; currency control regulations; anti-bribery laws; money transfer and payment instrument licensing laws; escheatment laws; privacy, data protection and information security laws; and consumer disclosure and consumer protection laws.

Index
Regulators worldwide are exercising heightened supervision of money remittance providers and requiring increased efforts to ensure compliance. Failure to comply with any applicable laws and regulations could result in restrictions on our ability to provide our products and services, as well as the potential imposition of civil fines and possibly criminal penalties. We continually monitor and enhance our compliance programs in light of the most recent legal and regulatory changes.

Anti-Money Laundering Compliance. Our money remittance services are subject to anti-money laundering laws and regulations of the United States, including the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, as well as state laws and regulations and the anti-money laundering laws and regulations in many of the countries in which we operate. The countries in which we operate may require one or more of the following:

•	reporting of large cash transactions and suspicious activity;
•	transaction screening against government watch-lists, including the watch-list maintained by OFAC;
•	prohibition of transactions in, to or from certain countries, governments, individuals and entities;
•	limitations on amounts that may be transferred by a customer or from a jurisdiction at any one time or over specified periods of time, which require aggregation over multiple transactions;
•	customer information gathering and reporting requirements;
•	customer disclosure requirements, including language requirements and foreign currency restrictions;
•	notification requirements as to the identity of contracting agents, governmental approval of contracting agents or requirements and limitations on contract terms with our agents;
•	registration or licensing of us or our agents with a state or federal agency in the United States or with the central bank or other proper authority in a foreign country; and
•	minimum capital or capital adequacy requirements.

Anti-money laundering regulations are constantly evolving and vary from country to country. We continuously monitor our compliance with anti-money laundering regulations and implement policies and procedures in light of the most current legal requirements. Our money remittance services are primarily offered through third-party agents under contract with us, but we do not directly control these agents. As a MSB, we and our agents are required to establish anti-money laundering compliance programs that include internal policies and controls; a designated compliance officer; employee training and an independent review function. We have developed an anti-money laundering training manual and a program to assist with the education of our agents and employees on the applicable rules and regulations. We also offer in-person and online training as part of our agent compliance training program, engage in various activities to enable agent oversight and have adopted compliance policies that outline key principles of our compliance program to our agents. We have developed a regulatory compliance department, under the direction of our experienced Chief Administrative and Compliance Officer, whose foremost responsibility is to monitor transactions, detect suspicious activity, maintain financial records and train our employees and agents. An independent third-party consulting firm periodically reviews our policies and procedures to ensure the efficacy of our anti-money laundering and regulatory compliance program. Our key milestones in the compliance process include (1) the entry of the transaction by the sending agent requires completion of mandatory fields and identification requirements, (2) the sender and receiver are screened against government required lists (for OFAC and other purposes), (3) the transaction, before sent to the paying agent, is screened and any flagged exceptions are sent to the compliance unit for investigation and release or rejection and (4) the transaction is screened for limit restrictions, velocity levels, structuring and identification requirements.

In connection with and when required by regulatory requirements we make information available to certain U.S. federal and state, as well as certain foreign, government agencies to assist in the prevention of money laundering, terrorist financing and other illegal activities and pursuant to legal obligations and authorizations. In certain circumstances, we may be required by government agencies to deny transactions that may be related to persons suspected of money laundering, terrorist financing or other illegal activities, and it is possible that we may inadvertently deny transactions from customers who are making legal money transfers.

Licensing. In most countries, either we or our agents are required to obtain licenses or to register with a government authority in order to offer money transfer services. Almost all states in the United States, the District of Columbia and Puerto Rico require us to be licensed to conduct business within their jurisdictions. Licensing requirements may include requirements related to net worth, providing surety bonds and letters of credit, operational procedures, agent oversight and maintenance of reserves to cover outstanding payment obligations. Acceptable forms of such reserves will vary based on jurisdiction and the applicable regulator, but generally include cash and cash equivalents, U.S. government securities and other highly rated debt instruments. Many regulators require us to file reports on a quarterly or more frequent basis to verify our compliance with their requirements. We are also subject to periodic examinations by the governmental agencies with regulatory authority over our business.

Escheatment. Unclaimed property laws of each state in the United States in which we operate, the District of Columbia, and Puerto Rico require us to track certain information for all of our money remittances and payment instruments and, if the funds underlying such remittances and instruments are unclaimed at the end of an applicable statutory abandonment period, require us to remit the proceeds of the unclaimed property to the appropriate jurisdiction. Applicable statutory abandonment periods range from three to seven years. Certain foreign jurisdictions also have unclaimed property laws. These laws are evolving and are often unclear and inconsistent among jurisdictions, making compliance challenging. We have an ongoing program designed to comply with escheatment laws as they apply to our business.

Index
Data Privacy and Cybersecurity. We are subject to federal, state and international laws and regulations relating to the collection, use, retention, security, transfer, storage and disposal of personally identifiable information of our customers, agents and employees. In the United States, we are subject to various federal privacy laws, including the Gramm-Leach-Bliley Act, which requires that financial institutions provide consumers with privacy notices and have in place policies and procedures regarding the safeguarding of personal information. We are also subject to privacy and data breach laws of various states. Outside the United States, we are subject to privacy laws of numerous countries and jurisdictions, which may be more restrictive than the U.S. laws and impose more stringent duties on companies or penalties for non-compliance. Government surveillance laws and data localization laws are evolving to address increased and changing threats and risks and as these laws evolve they may be, or become, inconsistent from jurisdiction to jurisdiction.

Consumer Protection. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law in 2010. The Dodd-Frank Act imposes additional regulatory requirements and creates additional regulatory oversight over us. The Dodd-Frank Act created the CFPB which issues and enforces consumer protection initiatives governing financial products and services, including money remittance services, in the United States. The CFPB’s Remittance Transfer Rule became effective on October 28, 2013. Its requirements include: a disclosure requirement to provide consumers sending funds internationally from the United States enhanced pre-transaction written disclosures, an obligation to resolve certain errors, including errors that may be outside our control, and an obligation to cancel transactions that have not been completed at a customer’s request. As a “larger participant” in the market for international money transfers, we are subject to direct examination and supervision by the CFPB. We have modified our systems and consumer disclosures in light of the requirements of the Remittance Transfer Rule. In addition, under the Dodd-Frank Act, it is unlawful for any provider of consumer financial products or services to engage in unfair, deceptive, or abusive acts or practices. The CFPB has substantial rule making and enforcement authority to prevent unfair, deceptive, or abusive acts or practices in connection with any transaction with a consumer for a financial product or service.

Anti-Bribery Regulation. We are subject to regulations imposed by the Foreign Corrupt Practices Act (the “FCPA”) in the United States and similar anti-bribery laws in other jurisdictions. These laws may impose recordkeeping and other requirements on us. We maintain a compliance program designed to comply with anti-bribery laws and regulations applicable to our business.

Risk Management

At times, we are exposed to credit risk related to receivable balances from sending agents in the money remittance process if agents do not promptly process transactions and make payments to us. Historically, the amount of these receivables has not been material to our business.

Through our online and electronic platforms, we also are exposed to credit risk directly from transactions that are originated through means other than cash, such as credit, debit and “ACH” cards, and therefore are subject to “chargebacks” for insufficient funds or other collection impediments, such as fraud.

We continually monitor fraud risk, perform credit reviews before adding agents to our network and conduct periodic credit risk analyses of agents and certain other parties that we transact with directly. For the fiscal year ended December 31, 2018, our bad debt expense was equal to 0.5% of our total revenues.

Seasonality

We do not experience meaningful seasonality in our business. We may experience, however, increased transaction volume around certain holidays, such as Mother’s Day and the December holidays.

Competition

The market for money remittance services is very competitive, consisting of a small number of large competitors and a large number of small, niche competitors, and we will continue to encounter competition from new technologies that enable customers to send and receive money in a variety of ways. We generally compete based on convenience, price, security, reliability, customer service, distribution network, speed, options and brand recognition. We believe that our ongoing investments in new products and services will help us to remain competitive in our evolving business environment.

Our competitors include a small number of large money remittance providers, financial institutions, banks and a large number of small niche money remittance service providers that serve select regions. We compete with larger companies such as The Western Union Company (“Western Union”), MoneyGram International, Inc. (“MoneyGram”) and Euronet Worldwide Inc. (“EuroNet”) and a number of other smaller competitors. We generally compete for money remittance agents on the basis of value, service, quality, technical and operational differences, commission, and marketing efforts. As a philosophy we sell credible solutions to agents, not discounts or higher commissions as is typical for the industry. We compete for money remittance customers on the basis of trust, convenience, service, efficiency of outlets, value, technology and brand recognition.

Index
We expect to encounter increasing competition as new technologies emerge that enable customers to send and receive money through a variety of channels, but we do not expect adoption rates to be as significant in the near term for the customer segment we serve. Regardless, we continue to innovate in the industry by differentiating our money remittance business through programs to foster loyalty among agents as well as customers and have expanded our channels through which our services are accessed to include online and mobile offerings in preparation for customer adoption.

Employees

As of December 31, 2018, we had 252 employees in the United States, as well as 438 employees outside of the United States. As of December 31, 2018, we had 335 employees in Mexico represented by a labor union.

Insurance

We maintain insurance policies to cover directors’ and officers’ liability, fiduciary, crime, property, workers’ compensation, automobile, key man, general liability and umbrella insurance.

All of our insurance policies are with third-party carriers and syndicates with financial ratings of A or better. We and our global insurance broker regularly review our insurance policies and believe the premiums, deductibles, coverage limits and scope of coverage under such policies are reasonable and appropriate for our business.

ITEM 1A.	RISK FACTORS

RISK FACTORS

An investment in our securities involves certain risks. The risks and uncertainties described below are not the only risks that may have a material adverse effect on the Company, and the risks described herein are not listed in order of the potential occurrence or severity. There is no assurance that we have identified, assessed and appropriately addressed all risks affecting our business operations. Additional risks and uncertainties could adversely affect our business and our results. If any of the following risks actually occur, our business, consolidated financial condition or results of operations could be negatively affected, and the market price for our shares could decline. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below are cautionary statements, identifying important factors that could cause the Company’s actual results to differ materially from those expressed in or implied by any forward-looking statements made by or on behalf of the Company. There can also be no assurance that the actual future results, performance, benefits or achievements that we expect from our strategies, systems, initiatives or products will occur.

Risks Relating to Our Business

If we lose key sending agents, our business with key sending agents is reduced or we are unable to maintain our sending agent network under terms consistent with those currently in place, our business, financial condition and results of operations could be adversely affected.

Most of our revenue is earned through our sending agent network. These are the persons who generate our customers and provide them with our money remittance services. If sending agents decide to leave our network, our revenue and profits could be adversely affected. The loss of sending agents may occur for a number of reasons, including competition from other money remittance providers, a sending agent’s dissatisfaction with its relationship with us or the revenue earned from the relationship, or a sending agent’s unwillingness or inability to comply with our standards or legal requirements, including those related to compliance with anti-money laundering regulations, anti-fraud measures or agent monitoring. Sending agents also may generate fewer transactions or reduce locations for reasons unrelated to our relationship with them, including increased competition in their business, general economic conditions, regulatory costs or other reasons. In addition, we may not be able to maintain our sending agent network under terms consistent with those already in place. Larger sending agents may demand additional financial concessions, which could increase competitive pressure. The inability to maintain our sending agent contracts on terms consistent with those already in place could adversely affect our business, financial condition and results of operations.

We face intense competition, and if we are unable to continue to compete effectively, our business, financial condition and results of operations could be adversely affected.

The markets in which we operate are highly competitive, and we face a variety of competitors across our businesses, some of which have larger and more established customer bases and substantially greater financial, marketing and other resources than we have. We compete in a concentrated industry, with a small number of large competitors such as Western Union, MoneyGram and EuroNet and a large number of small, niche competitors, including banks, card associations, web-based services, payment processors, informal remittance systems, consumer money remittance companies and others. Our services are differentiated by features and functionalities, including trust, convenience, service, efficiency of outlets, value, technology and brand recognition. Distribution channels such as online, account based and mobile solutions continue to evolve and impact the competitive environment for money remittances.

Index
Our future growth depends on our ability to compete effectively. For example, if our services do not offer competitive features and functionalities, we may lose customers to our competitors, which could adversely affect our business, financial condition and results of operations. In addition, if we fail to price our services appropriately relative to our competitors, consumers may not use our services, which could adversely affect our business and financial results. For example, transaction volume where we face intense competition could be adversely affected by increasing pricing pressures between our money remittance services and those of some of our competitors, which could reduce margins and adversely affect our financial results. We have historically implemented and will likely continue to implement price adjustments from time to time in response to competition and other factors. If we reduce prices in order to more effectively compete, such reductions could adversely affect our financial results in the short term and may also adversely affect our financial results in the long term if transaction volumes do not increase sufficiently.

If customer confidence in our business or in consumer money remittance providers generally deteriorates, our business, financial condition and results of operations could be adversely affected.

Our business is built on customer confidence in our brand and our ability to provide convenient, reliable and value-added money remittance services. Erosion in customer confidence in our business, or in consumer money remittance service providers as a means to transfer money, could adversely impact transaction volumes which would in turn adversely impact our business, financial condition and results of operations.

A number of factors could adversely affect customer confidence in our business, or in consumer money remittance providers generally, many of which are beyond our control, and could have an adverse impact on our results of operations. These factors include:

•	the quality of our services and our customer experience, and our ability to meet evolving customer needs and preferences;
•	failure of our agents to deliver services in accordance with our requirements;
•	reputational concerns resulting from actual or perceived events, including those related to fraud or consumer protection or other matters;
•
changes or proposed changes in laws or regulations, or regulator or judicial interpretation thereof, that have the effect of making it more difficult or less desirable to transfer money using consumer money remittance service providers, including additional customer due diligence, identification, reporting, and recordkeeping requirements;

•
actions by federal, state or foreign regulators that interfere with our ability to remit customers’ money reliably; for example, attempts to seize money remittance funds, imposition of tariffs or limits on our ability to, or that prohibit us from, remitting money in the corridors in which we operate;

•	federal, state or foreign legal requirements, including those that require us to provide customer or transaction data, and other requirements or to a greater extent than is currently required;
•
any interruption or downtime in our systems, including those caused by fire, natural disaster, power loss, telecommunications failure, terrorism, vendor failure, unauthorized entry and computer viruses or disruptions in our workforce; and

•	any attack or breach of our computer systems or other data storage facilities resulting in a compromise of personal data.

A significant portion of our customers are migrants. Consumer advocacy groups or governmental agencies could consider migrants to be disadvantaged and entitled to protection, enhanced consumer disclosure, or other different treatment. If consumer advocacy groups are able to generate widespread support for actions that are detrimental to our business, then our business, financial condition and results of operations could be adversely affected.

Current and proposed data privacy and cybersecurity laws and regulations could adversely affect our business, financial condition and results of operations.

We are subject to requirements relating to data privacy and cybersecurity under U.S. federal, state and foreign laws. For example, in the U.S. the FTC routinely investigates the privacy practices of companies and has commenced enforcement actions against many, resulting in multi-million dollar settlements and multi-year agreements governing the settling companies’ privacy practices. If we are unable to meet such requirements, we may be subject to significant fines or penalties. Furthermore, certain industry groups require us to adhere to privacy requirements in addition to federal, state and foreign laws, and certain of our business relationships depend upon our compliance with these requirements. As the number of countries enacting privacy and related laws increases and the scope of these laws and enforcement efforts expands, we will increasingly become subject to new and varying requirements. Failure to comply with existing or future data privacy and cybersecurity laws, regulations and requirements, including by reason of inadvertent disclosure of personal information, could result in significant adverse consequences, including reputational harm, civil litigation, regulatory enforcement, costs of remediation, increased expenses for security systems and personnel, harm to our consumers and harm to our agents. These consequences could materially adversely affect our business, financial condition and results of operations. In addition, in connection with regulatory requirements to assist in the prevention of money laundering and terrorist financing and pursuant to legal obligations and authorizations, we make information available to certain U.S. federal and state, as well as certain foreign, government agencies. In recent years, we have experienced increasing data sharing requests by these agencies, particularly in connection with efforts to prevent terrorist financing or reduce the risk of identity theft. During the same period, there has also been increased public attention to the corporate use and disclosure of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer privacy. These regulatory goals may conflict, and the law in these areas is not consistent or settled. While we believe that we are compliant with our regulatory responsibilities, the legal, political and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings or other events could expose us to increased program costs, liability and reputational damage that could have a material adverse effect on our business, financial condition and results of operations.

Index
Consumer fraud could adversely affect our business, financial condition and results of operations.

Criminals are using increasingly sophisticated methods to engage in illegal activities such as identity theft, fraud and paper instrument counterfeiting. As we make more of our services available online and via Internet-enabled mobile devices, we subject ourselves to new types of consumer fraud risk because requirements relating to consumer authentication are more complex with internet services and such other technologies. Additionally, it is possible that our agents could engage in fraud against consumers. We use a variety of tools to protect against fraud; however, these tools may not always be successful. Allegations of fraud may result in fines, settlements, litigation expenses and reputational damage.

The industry is under increasing scrutiny from federal, state and local regulators in connection with the potential for consumer fraud. If consumer fraud levels involving our services were to rise, it could lead to regulatory intervention and reputational and financial damage, as well as the risk of government enforcement actions and investigations, reduced use and acceptance of our services or increased compliance costs, causing a material adverse impact on our business, financial condition and results of operations.

A breach of security in the systems on which we rely could adversely affect our business, financial condition and results of operations.

We rely on a variety of technologies to provide security for our systems. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments, including improper acts by third parties, may result in a compromise or breach of the security measures we use to protect our systems. We obtain, transmit and store confidential consumer, employer and agent information in connection with some of our services. These activities are subject to laws and regulations in the United States and other jurisdictions. The requirements imposed by these laws and regulations, which often differ materially among the many jurisdictions, are designed to protect the privacy of personal information and to prevent that information from being inappropriately disclosed. Any security breaches in our computer networks, databases or facilities could lead to the inappropriate use or disclosure of personal information, which could harm our business and reputation, adversely affect consumers’ confidence in our or our agents’ business, result in inquiries and fines or penalties from regulatory or governmental authorities, cause a loss of consumers, subject us to lawsuits and subject us to potential financial losses. In addition, we may be required to expend significant capital and other resources to protect against these security breaches or to alleviate problems caused by these breaches. Our agents and third-party independent contractors may also experience security breaches involving the storage and transmission of our data as well as the ability to initiate unauthorized transactions. If users gain improper access to our, our agents’ or our third-party independent contractors’ computer networks or databases, they may be able to steal, publish, delete or modify confidential customer information or generate unauthorized money remittances. Such a breach could expose us to monetary liability, losses and legal proceedings, lead to reputational harm, cause a disruption in our operations, or make our consumers and agents less confident in our services, which could have a material adverse effect on our business, financial condition and results of operations.

Our business is particularly dependent on the efficient and uninterrupted operation of our information technology, computer network systems and data centers. Disruptions to these systems and data centers could adversely affect our business, financial condition and results of operations.

Our ability to provide reliable services largely depends on the efficient and uninterrupted operation of our computer network systems and data centers. Our business involves the movement of large sums of money and the management of data necessary to do so. The success of our business particularly depends upon the efficient and error-free handling of transactions and data. We rely on the ability of our employees and our internal systems and processes to process these transactions in an efficient, uninterrupted and error-free manner.

In the event of a breakdown, catastrophic event (such as fire, natural disaster, power loss, telecommunications failure or physical break-in), security breach, computer virus, improper operation, improper action by our employees, agents, consumers, financial institutions or third-party vendors or any other event impacting our systems or processes or our agents’ or vendors’ systems or processes, we could suffer financial loss, loss of consumers, regulatory sanctions, lawsuits and damage to our reputation or consumers’ confidence in our business. The measures we have enacted, such as the implementation of disaster recovery plans and redundant computer systems, may not be successful. We may also experience problems other than system failures, including software defects, development delays and installation difficulties, which would harm our business and reputation and expose us to potential liability and increased operating expenses. In addition, any work stoppages or other labor actions by employees who support our systems or perform any of our major functions could adversely affect our business.

Index
In addition, our ability to continue to provide our services to a growing number of agents and consumers, as well as to enhance our existing services and offer new services, is dependent on our information technology systems. If we are unable to effectively manage the technology associated with our business, we could experience increased costs, reductions in system availability and loss of agents or consumers. Any failure of our systems in scalability, reliability and functionality could adversely impact our business, financial condition and results of operations.

Weakness in economic conditions, in both the U.S. and international markets, could adversely affect our business, financial condition and results of operations.

Our money remittance business relies in part on the overall strength of economic conditions as well as international migration patterns. Consumer money remittance transactions and international migration patterns are affected by, among other things, employment opportunities and overall economic conditions. Additionally, consumers tend to be employed in industries such as construction, information, manufacturing, agriculture and certain service industries that tend to be cyclical and more significantly impacted by weak economic conditions than other industries. This may result in reduced job opportunities for our customers in the United States or other countries that are important to our business, which could adversely affect our business, financial condition and results of operations. In addition, increases in employment opportunities may lag other elements of any economic recovery.

Our sending agents and paying agents may have reduced sales or business as a result of weak economic conditions. As a result, our agents could reduce their number of locations or hours of operation, or cease doing business altogether.

If general market conditions in the United States or international economies important to our business were to deteriorate, our business, financial condition and results of operations could be adversely impacted. Additionally, if our consumer transactions decline or international migration patterns shift due to deteriorating economic conditions, we may be unable to timely and effectively reduce our operating costs or take other actions in response, which could adversely affect our business, financial condition and results of operations.

A significant change or disruption in international migration patterns could adversely affect our business, financial condition and results of operations.

Our business relies in part on international migration patterns, as individuals move from their native countries to countries with greater economic opportunities or a more stable political environment. A significant portion of the industry’s money remittance transactions are initiated by immigrants or refugees sending money back to their native countries. Changes in immigration laws that discourage international migration and political or other events (such as war, terrorism or health emergencies) that make it more difficult for individuals to migrate or work abroad could adversely affect our money remittance volume or growth rate. Sustained weakness in global economic conditions could reduce economic opportunities for migrant workers and result in reduced or disrupted international migration patterns. Reduced or disrupted international migration patterns in the United States or Latin America are likely to reduce money remittance transaction volumes and therefore have an adverse effect on our business, financial condition and results of operations. Furthermore, significant changes in international migration patterns could adversely affect our business, financial condition and results of operations.

Significant developments stemming from the U.S. administration could have an adverse effect on our business.

Our business relies on the free flow of funds along our remittance corridors, including between the United States and Mexico and Guatemala. The U.S. administration is pursuing substantial changes to trade agreements, such as the North American Free Trade Agreement (“NAFTA”) through a new deal known as the United States-Mexico-Canada Agreement (“USMCA”), and may be imposing changes on tariffs on goods imported into the United States, particularly from China and Mexico. Changes in U.S. political, regulatory and economic conditions or laws and policies governing foreign trade and development and investment in the territories and countries where we operate and our customers live could adversely affect our business, financial condition and results of operations.

If we fail to successfully develop and timely introduce new and enhanced services or if we make substantial investments in an unsuccessful new service or infrastructure change, our business, financial condition and results of operations could be adversely affected.

Our future growth will depend, in part, on our ability to continue to develop and successfully introduce new and enhanced methods of providing money remittance services that keep pace with competitive introductions, technological changes, and the demands and preferences of our agents, consumers and the financial institutions with which we conduct our business. Distribution channels such as online, account based, and mobile solutions continue to evolve and impact the competitive environment for money remittance. If alternative payment mechanisms become widely substituted for our current services, and we do not develop and offer similar alternative payment mechanisms successfully and on a timely basis, our business, financial condition and results of operations could be adversely affected. We may make future acquisitions and investments or enter into strategic alliances to develop new technologies and services or to implement infrastructure changes to further our strategic objectives, strengthen our existing businesses and remain competitive. Such acquisitions, investments and strategic alliances, however, are inherently risky, and we cannot guarantee that such investments or strategic alliances will be successful. If such acquisitions, investments and strategic alliances are not successful, they could have a material adverse effect on our business, financial condition and results of operations.

Index
An inability by us or our agents to maintain adequate banking relationships may adversely affect our business, financial condition and results of operations.

We buy and sell a number of global currencies and maintain a network of settlement accounts to facilitate the timely funding of money remittances and foreign exchange trades. Our relationships with clearing, check processing, trading and exchange rate and cash management banks are critical to an efficient and reliable remittance network. An inability on our part to maintain existing or establish new banking relationships sufficient to enable us to conduct our business could adversely affect our business, financial condition and results of operations. There can be no assurance that we will be able to establish and maintain adequate banking relationships.

If we cannot maintain sufficient relationships with large U.S. and international banks that provide these services, we would be required to implement alternative cash management procedures, which may result in increased costs. Relying on local banks in each country could alter the complexity of our treasury operations, degrade the level of automation, visibility and service we currently receive from banks and affect patterns of settlement with our agents. This could result in an increase in operating costs and an increase in the amount of time it takes to concentrate agent remittances and to deliver agent payables, potentially adversely impacting our cash flow, working capital needs and exposure to local currency value fluctuations.

A significant percentage of our banking relationships are concentrated in a few banks and if we lose one such relationship, our business, financial condition and results of operations could be adversely affected.

A substantial portion of the transactions that we conduct with and through banks are concentrated in a few banks, notably Wells Fargo, Bank of America and US Bank. Because of the current concentration of our major banking relationships, if we lose such a banking relationship, which could be the result of many factors including, but not limited to, changes in regulation, our business, financial condition and results of operations could be adversely affected.

A significant portion of our paying agents are concentrated in a few large banks and financial institutions or large retail chains and if we lose such a paying agent, our business, financial condition and results of operations could be adversely affected.

A substantial portion of our paying agents are concentrated in a few large banks and financial institutions and large retail chains. Because of the current concentration of our paying agents in a few institutions, if we lose such an institution as a paying agent, which could be the result of many factors including, but not limited to, changes in regulation, our business, financial condition and results of operations could be adversely affected. Elektra, our largest paying agent by volume, accounted for approximately 20% of Intermex’s total remittance volume in fiscal year 2018. Losing Elektra as a result of the previously-mentioned factors could negatively impact our business operations.

Major bank failure or sustained financial market illiquidity, or illiquidity at our clearing, cash management and custodial financial institutions, could adversely affect our business, financial condition and results of operations.

We face certain risks in the event of a sustained deterioration of domestic or international financial market liquidity, as well as in the event of sustained deterioration in the liquidity, or failure, of our clearing, cash management and custodial financial institutions. In particular:

•
We may be unable to access funds in our deposit accounts and clearing accounts on a timely basis to pay money remittances and make related settlements to agents. Any resulting need to access other sources of liquidity or short-term borrowing would increase our costs. Any delay or inability to pay money remittances or make related settlements with our agents could adversely impact our business, financial condition and results of operations.

•
In the event of a major bank failure, we could face major risks to the recovery of our bank deposits used for the purpose of settling with our agents. A substantial portion of our cash and cash equivalents are either held at U.S. banks that are not subject to federal deposit insurance protection against loss or exceed the federal deposit insurance limit. Similarly, we hold cash and cash equivalents at foreign banks, which may not enjoy benefits such as the United States’ federal deposit insurance protection.

•
We may be unable to borrow from financial institutions or institutional investors on favorable terms, or at all, which could adversely impact our ability to pursue our growth strategy and fund key strategic initiatives.

Index
If financial liquidity deteriorates, there can be no assurance we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Changes in banking industry regulation and practice could make it more difficult for us and our sending agents to maintain depository accounts with banks, which would harm our business.

The banking industry, in light of increased regulatory oversight, is continually examining its business relationships with companies that offer money remittance services and with retail agents that collect and remit cash collected from end consumers. Certain major national and international banks have withdrawn from providing service to money remittance services businesses. Should our existing relationship banks decide to not offer depository services to companies engaged in processing money remittance transactions, or to retail agents that collect and remit cash from end customers, our ability to complete money remittances, and to administer and collect fees from money remittance transactions, could be adversely impacted.

We and our sending agents are considered MSBs in the United States under the Bank Secrecy Act.

U.S. regulators are increasingly taking the position that MSBs, as a class, are high risk businesses. In addition, the creation of anti-money laundering laws has created concern and awareness among banks of the negative implications of aiding and abetting money laundering activity. As a result, banks may choose not to provide banking services to MSBs in certain regions due to the risk of additional regulatory scrutiny and the cost of building and maintaining additional compliance functions. Further, certain foreign banks have been forced to terminate relationships with MSBs by U.S. correspondent banks. As a result, we have been denied access to retail banking services in certain markets by banks that have sought to reduce their exposure to MSBs and not as a result of any concern related to our compliance programs. If we or our agents are unable to obtain sufficient banking relationships, we or they may not be able to offer our services in a particular region, which could adversely affect our business, financial condition and results of operations.

We face credit risks from our sending agents and financial institutions with which we do business.

The majority of our business is conducted through independent sending agents that provide our services to consumers at their business locations. Our sending agents receive the proceeds from the sale of our money remittances, and we must then collect these funds from the sending agents. If a sending agent becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit money remittance proceeds to us, we must nonetheless complete the money remittance on behalf of the consumer.

Moreover, we have made, and may make in the future, secured or unsecured loans to sending agents under limited circumstances or allow sending agents to retain our funds for a period of time before remitting them to us. As of December 31, 2018, we had credit exposure to a total of 73 sending agents of $1.2 million in the aggregate.

We monitor the creditworthiness of our sending agents and the financial institutions with which we do business on an ongoing basis. There can be no assurance that the models and approaches we use to assess and monitor the creditworthiness of our sending agents and these financial institutions will be sufficiently predictive, and we may be unable to detect and take steps to timely mitigate an increased credit risk.

In the event of a sending agent bankruptcy, we would generally be in the position of creditor, possibly with limited security or financial guarantees of performance, and we would therefore be at risk of a reduced recovery. We are not insured against credit losses, except in circumstances of agent theft or fraud. Significant credit losses could have a material adverse effect on our business, financial condition and results of operations.

In the past, we identified material weaknesses in our internal control over financial reporting. If we fail to develop and maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud.

Prior to the Merger, the Company identified material weaknesses in its internal control over financial reporting. While all such identified material weaknesses have been remediated, there can be no assurance that the Company will not identify material weaknesses in its internal control in the future. Moreover, the Company’s internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. The existence of a material weakness could result in errors in the Company's financial statements that could result in a restatement of financial statements, which could cause the Company to fail to meet its reporting obligations, lead to a loss of investor confidence and have a negative impact on the trading price of the Company's common stock.

Index
Retaining our chief executive officer and other key executives and finding and retaining qualified personnel is important to our continued success, and any inability to attract and retain such personnel could harm our operations.

Our ability to successfully operate our business will depend upon the efforts of certain key personnel. The development and implementation of our strategy has depended in large part on our Chief Executive Officer, President and Chairman of the Board of Directors, Robert Lisy. The retention of Mr. Lisy is important to our continued success, and we expect him to remain with the Company for the foreseeable future.

In addition to Mr. Lisy, we have a number of key executives who have a significant impact on our business. Although we expect all of such key personnel will continue to remain with the Company, the unexpected loss of key personnel may adversely affect the operations and profitability of the Company. Our success also depends to a large extent upon our ability to attract and retain key employees. Qualified individuals with experience in our industry are in high demand. Our CIO has designed and implemented key portions of our proprietary software and is crucial to the success of our business. In addition, legal or enforcement actions against compliance and other personnel in the money remittance industry may affect our ability to attract and retain key employees and directors. The lack of management continuity or the loss of one or more members of our executive management team could harm our business and future development. A failure to attract and retain key personnel including operating, marketing, financial and technical personnel, could also have a material adverse impact on our business, financial condition and results of operations.

Because Stella Point controls a significant percentage of our common stock, it may influence our major corporate decisions and its interests may conflict with the interests of other holders of our common stock.

SPC Intermex, LP (“SPC Intermex”), an affiliate of Stella Point, beneficially owns approximately 34.1% of the voting power of our outstanding common stock. Through this beneficial ownership and the Shareholders Agreement (as defined below), Stella Point controls approximately 58.7% of the voting power of our outstanding common stock in respect of electing directors to our board of directors. As a result of this control, Stella Point is able to influence matters requiring approval by our stockholders and/or our board of directors, including the election of directors and the approval of business combinations or dispositions and other extraordinary transactions. Stella Point also may have interests that differ from the interests of other holders of our common stock and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of the Company and may materially and adversely affect the market price of our common stock. In addition, Stella Point may in the future own businesses that directly compete with the business of the Company. For additional information on the Shareholders Agreement, see “Item 13 – Shareholders Agreement.”

We and our agents are subject to numerous U.S. and international laws and regulations. Failure to comply with these laws and regulations could result in material settlements, fines or penalties, and changes in these laws or regulations could result in increased operating costs or reduced demand for our services, all of which may adversely affect our business, financial condition and results of operations.

We operate in a highly regulated environment, and our business is subject to a wide range of laws and regulations that vary from jurisdiction to jurisdiction. We are also subject to oversight by various governmental agencies, both in the United States and abroad. Lawmakers and regulators in the United States in particular have increased their focus on the regulation of the financial services industry. New or modified regulations and increased oversight may have unforeseen or unintended adverse effects on the financial services industry, which could affect our business, financial condition and results of operations.

The money transfer business is subject to a variety of regulations aimed at preventing money laundering and terrorism. We are subject to U.S. federal anti-money laundering laws, including the Bank Secrecy Act and the requirements of the U.S. Treasury Department’s OFAC, which prohibit us from transmitting money to specified countries or to or from prohibited individuals. Additionally, we are subject to anti-money laundering laws in the other countries in which we operate. We are also subject to financial services regulations, money transfer licensing regulations, consumer protection laws, currency control regulations, escheat laws, privacy and data protection laws and anti-bribery laws. Many of these laws are constantly evolving, unclear and inconsistent across various jurisdictions, making compliance challenging. Subsequent legislation, regulation, litigation, court rulings or other events could expose us to increased program costs, liability and reputational damage.

We are considered a MSB in the United States under the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001. As such, we are subject to reporting, recordkeeping and anti-money laundering provisions in the United States as well as many other jurisdictions. In the past few years there have been significant regulatory reviews and actions taken by U.S. and other regulators and law enforcement agencies against banks, MSBs and other financial institutions related to money laundering, and the trend appears to be greater scrutiny by regulators of potential money laundering activity through financial institutions. We are also subject to regulatory oversight and enforcement by The U.S. Department of the Treasury Financial Crimes Enforcement Network (“FinCEN”). Any determination that we have violated the anti-money-laundering laws could have an adverse effect on our business, financial condition and results of operations.

Index
The Dodd-Frank Act increases the regulation and oversight of the financial services industry. The Dodd-Frank Act addresses, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, thrift charters and changes among the bank regulatory agencies. The Dodd-Frank Act requires enforcement by various governmental agencies, including the CFPB. Money transmitters such as us are subject to direct supervision by the CFPB and are required to provide additional consumer information and disclosures, adopt error resolution standards and adjust refund procedures for international transactions originating in the United States in a manner consistent with the Remittance Transfer Rule (a rule issued by the CFPB pursuant to the Dodd-Frank Act). In addition, the CFPB may adopt other regulations governing consumer financial services, including regulations defining unfair, deceptive, or abusive acts or practices, and new model disclosures. We could be subject to fines or other penalties if we are found to have violated the Dodd-Frank Act’s prohibition against unfair, deceptive or abusive acts or practices. The CFPB’s authority to change regulations adopted in the past by other regulators could increase our compliance costs and litigation exposure. Our litigation exposure may also be increased by the CFPB’s authority to limit or ban pre-dispute arbitration clauses. We may also be liable for failure of our agents to comply with the Dodd-Frank Act. The legislation and implementation of regulations associated with the Dodd-Frank Act have increased our costs of compliance and required changes in the way we and our agents conduct business. In addition, we are subject to periodic examination by the CFPB. These examinations may require us to change the way we conduct business or increase the costs of compliance.

The United States and other countries periodically consider initiatives designed to lower costs of international remittances which, if implemented, may adversely impact our business, financial condition and results of operations.

In addition, we are subject to escheatment laws in the United States and certain foreign jurisdictions in which we conduct business. The concept of escheatment involves the reporting and delivery of property to states that is abandoned when its rightful owner cannot be readily located and/or identified. We are subject to the laws of various states in the United States which from time to time take inconsistent or conflicting positions regarding the requirements to escheat property to a particular state, making compliance challenging. In some instances, we escheat items to states pursuant to statutory requirements and then subsequently pay those items to consumers. For such amounts, we must file claims for reimbursement from the states.

Any violation by us of the laws and regulations set forth above could lead to significant settlements, fines or penalties and could limit our ability to conduct business in some jurisdictions. Our systems, employees and processes may not be sufficient to detect and prevent violations of the laws and regulations set forth above by our agents, which could also lead to us being subject to significant settlements, fines or penalties. In addition to these fines and penalties, a failure by us or our agents to comply with applicable laws and regulations also could seriously damage our reputation, result in diminished revenue and profit and increase our operating costs and could result in, among other things, revocation of required licenses or registrations, loss of approved status, termination of contracts with banks or retail representatives, administrative enforcement actions and fines, class action lawsuits, cease and desist orders and civil and criminal liability. The occurrence of one or more of these events could have a material adverse effect on our business, financial condition and results of operations.

In certain cases, regulations may provide administrative discretion regarding enforcement. As a result, regulations may be applied inconsistently across the industry, which could result in additional costs for us that may not be required to be incurred by our competitors. If we were required to maintain a price higher than most of our competitors to reflect our regulatory costs, this could harm our ability to compete effectively, which could adversely affect our business, financial condition and results of operations. In addition, changes in laws, regulations or other industry practices and standards, or interpretations of legal or regulatory requirements, may reduce the market for or value of our services or render our services less profitable or obsolete. Changes in the laws affecting the kinds of entities that are permitted to act as money remittance agents (such as changes in requirements for capitalization or ownership) could adversely affect our ability to distribute our services and the cost of providing such services. Many of our sending agents are in the check cashing industry. Any regulatory action that negatively impacts check cashers could also cause this portion of our agent base to decline. If onerous regulatory requirements were imposed on our agents, the requirements could lead to a loss of agents, which, in turn, could adversely affect our business, financial condition or results of operations.

Litigation or investigations involving us or our agents could result in material settlements, fines or penalties and may adversely affect our business, financial condition and results of operations.

We have been, and in the future may be, subject to allegations and complaints that individuals or entities have used our money remittance services for fraud-induced money transfers, as well as certain money laundering activities, which may result in fines, penalties, judgments, settlements and litigation expenses. We also are the subject from time to time of litigation related to our business.

Regulatory and judicial proceedings and potential adverse developments in connection with ongoing litigation may adversely affect our business, financial condition and results of operations. There also may be adverse publicity associated with lawsuits and investigations that could decrease agent and consumer acceptance of our services. Additionally, our business has been in the past, and may be in the future, the subject of class action lawsuits, regulatory actions and investigations and other general litigation. The outcome of class action lawsuits, regulatory actions and investigations and other litigation is difficult to assess or quantify but may include substantial fines and expenses, as well as the revocation of required licenses or registrations or the loss of approved status, which could have a material adverse effect on our business, financial position and results of operations or consumers’ confidence in our business. Plaintiffs or regulatory agencies in these lawsuits, actions or investigations may seek recovery of very large or indeterminate amounts, and the magnitude of these actions may remain unknown for substantial periods of time. The cost to defend or settle future lawsuits or investigations may be significant. In addition, improper activities, lawsuits or investigations involving our agents may adversely impact our business operations or reputation even if we are not directly involved.

Index
We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act or other similar anti-corruption laws.

Our operations in Latin America are subject to anti-corruption laws and regulations, including restrictions imposed by the U.S. Foreign Corrupt Practices Act (the “FCPA”). The FCPA and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or employees of commercial enterprises for the purpose of obtaining or retaining business. We operate in parts of the world that have experienced corruption and, in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. Because of the scope and nature of our operations, we experience a higher risk associated with the FCPA and similar anti-bribery laws than many other companies.

Our employees and agents interact with government officials on our behalf, including as necessary to obtain licenses and other regulatory approvals necessary to operate our business, employ expatriates and resolve tax disputes. We also have a number of contracts with third-party paying agents that are owned or controlled by foreign governments. These interactions and contracts create a risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of the FCPA or other similar laws. Under the FCPA and other similar laws, we may be held liable for unauthorized actions taken by our employees or agents.

In recent years, there have been significant regulatory reviews and actions taken by the United States and other regulators related to anti-bribery laws, and the trend appears to be greater scrutiny on payments to, and relationships with, foreign entities and individuals.

Although we have implemented policies and procedures reasonably designed to ensure compliance with local laws and regulations as well as U.S. laws and regulations, including the FCPA, there can be no assurance that all of our employees and agents will abide by our policies. If we are found to be liable for violations of the FCPA or similar anti-corruption laws in other jurisdictions, either due to our own or others’ acts or inadvertence, we could suffer from substantial civil and criminal penalties, including fines, incarceration, prohibitions or limitations on the conduct of our business, the loss of our financing facilities and significant reputational damage, any of which could have a material and adverse effect on our results of business, financial condition or results of operations.

Government or regulatory investigations into potential violations of the FCPA or other similar laws by U.S. agencies could also have a material adverse effect on our results of business, financial condition and results of operations. Furthermore, detecting, investigating and resolving actual or alleged violations of the FCPA and other similar laws is expensive and can consume significant time and attention of our senior management.

We conduct money remittance transactions through agents in regions that are politically volatile or, in a limited number of cases, may be subject to certain OFAC restrictions.

We conduct money remittance transactions through agents in regions that are politically volatile or, in a limited number of cases, may be subject to certain OFAC restrictions. It is possible that our money remittance services or other services could be used in contravention of applicable law or regulations. Such circumstances could result in increased compliance costs, regulatory inquiries, suspension or revocation of required licenses or registrations, seizure or forfeiture of assets and the imposition of civil and criminal fees and penalties. In addition to monetary fines or penalties that we could incur, we could be subject to reputational harm that could have a material adverse effect on our business, financial condition and results of operations.

Changes in tax laws and unfavorable outcomes of tax positions we take could adversely affect our tax expense, liquidity, business and financial condition.

On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) (the “Act”) was enacted. The Act contains significant changes to corporate taxation, including reduction of the corporate income tax rate from 35% to 21%, elimination of the corporate alternative minimum tax, limitation of the tax deduction for interest expense to 30% of U.S. “adjusted taxable income” (which will be roughly equivalent to EBITDA through December 31, 2022 and to EBIT thereafter), limitation of the deduction for future net operating losses, and elimination of future net operating loss carrybacks, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time and modification or elimination of many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Act is uncertain, and our business and financial condition could be adversely affected. The overall impact of the Act also depends on future interpretations and regulations that may be issued by the U.S. Treasury Department, and it is possible future guidance could adversely impact the company. Further, it is unclear how foreign governments and U.S. state and local jurisdictions will incorporate these federal law changes and such jurisdictions may enact tax laws in response to the Act that could result in further changes to global taxation and materially affect the company’s financial position and results of operations. At this time, the full extent of the impact of the Act on our business and results of operations cannot reasonably be estimated. Further, this filing does not discuss the Act or the manner in which it might affect holders of our common stock. No assurance is given that the Act will not have an adverse effect on the market price of our common stock. In addition to the Act, developments in the tax laws of state and local and non-U.S. governments could have an adverse effect on the tax consequences to our common stock.

Index
We file tax returns and take positions with respect to federal, state, local and international taxation, and our tax returns and tax positions are subject to review and audit by taxing authorities. An unfavorable outcome in a tax review or audit could result in higher tax expense, including interest and penalties, which could adversely affect our results of operations and cash flows. We establish reserves for material known tax exposures; however, there can be no assurance that an actual taxation event would not exceed our reserves.

Our business and results of operations may be adversely affected by foreign political, economic and social instability risks, foreign currency restrictions and devaluation, and various local laws associated with doing business in Latin America.

We derive a substantial portion of our revenue from our money remittance transactions from the United States to Latin America corridor, particularly the corridors to Mexico and Guatemala, and we are exposed to certain political, economic and other uncertainties not encountered in U.S. operations, including increased risks of social unrest, strikes, drug cartel and gang-related violence, war, kidnapping of employees or agents, nationalization, forced negotiation or modification of contracts, difficulty resolving disputes and enforcing contract provisions, expropriation of assets, taxation policies, foreign exchange restrictions and restrictions on repatriation of income and capital, currency rate fluctuations, increased governmental ownership and regulation of the economy and markets in which we operate, and restrictive governmental regulation, bureaucratic delays, uncertain application of laws and regulations and general hazards associated with foreign sovereignty over certain areas in which operations are conducted. Latin American countries, in particular, have historically experienced uneven periods of economic growth, as well as recession, periods of high inflation and general economic and political instability. Additionally, as events in the Latin American region have demonstrated, negative economic or political developments in one country in the region can lead to or exacerbate economic or political instability elsewhere in the region. Consequently, actions or events in Latin America that are beyond our control could restrict our ability to operate there or otherwise adversely affect the profitability of those operations. Furthermore, changes in the business, regulatory or political climate in any of those countries, or significant fluctuations in currency exchange rates, could affect our ability to expand or continue our operations there, which could have a material adverse impact on our business, financial condition and results of operations. Further, our growth plans include potential expansion in the countries in which we currently operate, as well as, potentially, other countries in Latin America.

Additionally, the countries in which we operate may impose or tighten foreign currency exchange control restrictions, taxes or limitations with regard to repatriation of earnings and investments from these countries. If exchange control restrictions, taxes or limitations are imposed or tightened, our ability to receive dividends or other payments from affected jurisdictions could be reduced, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, corporate, contract, property, insolvency, competition, securities and other laws and regulations in many of the countries in which we operate have been, and continue to be, substantially revised. Therefore, the interpretation and procedural safeguards of the new legal and regulatory systems are in the process of being developed and defined, and existing laws and regulations may be applied inconsistently. Also, in some circumstances, it may not be possible to obtain the legal remedies provided for under these laws and regulations in a reasonably timely manner, if at all.

Our ability to grow in international markets and our future results could be adversely affected by a number of factors, including:

•	changes in political and economic conditions and potential instability in certain regions, including in particular the recent civil unrest, terrorism and political turmoil in Latin America;

•	restrictions on money transfers to, from and between certain countries;

•	inability to recruit and retain paying agents and customers for new corridors;

•	currency exchange controls, new currency adoptions and repatriation issues;

•	changes in regulatory requirements or in foreign policy, including the adoption of domestic or foreign laws, regulations and interpretations detrimental to our business;

•	possible increased costs and additional regulatory burdens imposed on our business;

•	the implementation of U.S. sanctions, resulting in bank closures in certain countries and the ultimate freezing of our assets;

•	burdens of complying with a wide variety of laws and regulations;

•	possible fraud or theft losses, and lack of compliance by international representatives in foreign legal jurisdictions where collection and legal enforcement may be difficult or costly;

Index
•	inability to maintain or improve our software and technology systems;

•	reduced protection of our intellectual property rights;

•	unfavorable tax rules or trade barriers; and

•	inability to secure, train or monitor international agents.

If we are unable to adequately protect our brand and the intellectual property rights related to our existing and any new or enhanced services, or if we infringe on the rights of others, our business, prospects, financial condition and results of operations could be adversely affected.

The Intermex brand is critical to our business. We utilize trademark registrations in various countries and other tools to protect our brand. Our business would be harmed if we were unable to adequately protect our brand and the value of our brand was to decrease as a result.

We rely on a combination of patent, trademark and copyright laws and trade secret protection and confidentiality or license agreements to protect the intellectual property rights related to our services. We may be subject to third-party claims alleging that we infringe their intellectual property rights or have misappropriated other proprietary rights. We may be required to spend resources to defend such claims or to protect and police our own rights. Some of our legal rights in information or technology that we deem proprietary may not be protected by intellectual property laws, particularly in foreign jurisdictions. The loss of our intellectual property protection, the inability to secure or enforce intellectual property protection or to successfully defend against claims of intellectual property infringement or misappropriation could have a material adverse effect on our business, prospects, financial condition and results of operation.

The processes and systems we employ may be subject to patent protection by other parties, and any claims could adversely affect our business and results of operations.

In certain countries, including the United States, patent laws permit the protection of processes and systems. We employ processes and systems in various markets that have been used in the industry by other parties for many years. We or other companies that use these processes and systems consider many of them to be in the public domain. If a person were to assert that it holds a patent covering any of the processes or systems we use, we would be required to defend ourselves against such claim. If unsuccessful, we may be required to pay damages for past infringement, which could be trebled if the infringement was found to be willful. We also may be required to seek a license to continue to use the processes or systems. Such a license may require either a single payment or an ongoing license fee. No assurance can be given that we will be able to obtain a license which is reasonable in fee and scope. If a patent owner is unwilling to grant such a license, or we decide not to obtain such a license, we may be required to modify our processes and systems to avoid future infringement.

The operation of retail locations creates risks and may adversely affect our business, financial condition and results of operations.

We have company-operated retail locations for the sale of our services. We may be subject to additional laws and regulations that are triggered by our ownership of retail locations and our employment of individuals who staff our retail locations. There are also certain risks inherent in operating any retail location, including theft, personal injury and property damage and long-term lease obligations.

Risks Relating to Our Indebtedness

We have a substantial amount of indebtedness, which may limit our operating flexibility and could adversely affect our business, financial condition and results of operations.

We had approximately $120.0 million of indebtedness as of December 31, 2018, including $90.0 million in outstanding borrowings under the term loan and $30.0 million in outstanding borrowings under our revolving credit facility. We refinanced our credit facility on November 7, 2018 and further amended it on December 7, 2018. Our indebtedness could have important consequences to our investors, including, but not limited to:

•	increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions;

•	requiring the dedication of a substantial portion of our cash flow from operations to servicing debt, including interest payments and quarterly excess cash flow prepayment obligations;

•	limiting our flexibility in planning for, or reacting to, changes in its business and the competitive environment; and

Index
•	limiting our ability to borrow additional funds and increasing the cost of any such borrowing.

The interest rates in our credit facility vary at stated margins above either the London Interbank Offered Rate, Eurodollar Rate or a base rate established by the administrative agent of the facility, all of which are subject to fluctuation. If interest rates increase, our debt service obligations on such variable rate indebtedness would increase even though the amount borrowed remained the same. Accordingly, an increase in interest rates would adversely affect our profitability. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Intermex—Liquidity and Capital Resources” for more information.

We also are subject to capital requirements imposed by various regulatory bodies in the jurisdictions in which we operate. We may need access to external capital to support these regulatory requirements in order to maintain our licenses and our ability to earn revenue in these jurisdictions. An interruption of our access to capital could impair our ability to conduct business if our regulatory capital falls below requirements.

Upon the occurrence of an event of default relating to our credit facility, the lenders could elect to accelerate payments due and terminate all commitments to extend further credit.

Under our credit facility, upon the occurrence of an event of default, the lenders will be able to elect to declare all amounts outstanding under the credit agreement to be immediately due and payable and terminate all commitments to lend additional funds. If we are unable to repay those amounts, the lenders under the credit agreement could proceed to foreclose against our collateral that secures that indebtedness. We have granted the lenders a security interest in substantially all of our assets, including the assets of certain subsidiaries.

Our credit facility contains restrictive covenants that may impair our ability to conduct business.

Our credit facility contains operating covenants and financial covenants that may in each case limit management’s discretion with respect to certain business matters. Among other things, these covenants restrict our and our subsidiaries’ ability to grant additional liens, consolidate or merge with other entities, purchase or sell assets, declare dividends, incur additional debt, make advances, investments and loans, transact with affiliates, issue equity interests, modify organizational documents and engage in other business. We are required to comply with a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio. As a result of these covenants and restrictions, we will be limited in how we conduct our business and we may be unable to raise additional debt or other financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. Failure to comply with such restrictive covenants may lead to default and acceleration under our credit facility and may impair our ability to conduct business. We may not be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants, which may result in foreclosure of our assets. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Intermex—Liquidity and Capital Resources” for more information.

Risks Relating to Our Securities

We are a holding company with nominal net worth and will depend on dividends and distributions from our subsidiaries to pay any dividends.

We are a holding company with nominal net worth. We do not have any assets or conduct any business operations other than our investments in our subsidiaries. Our business operations are conducted primarily out of our operating subsidiary, Intermex Wire Transfer, LLC. As a result, our ability to pay dividends, if any, will be dependent upon cash dividends and distributions or other transfers from our subsidiaries. Payments to us by our subsidiaries will be contingent upon their respective earnings and subject to any limitations on the ability of such entities to make payments or other distributions to us. See "Risk Factors Risks Related to Our Indebtedness.” Upon the occurrence of an event of default relating to our credit facility, the lenders could elect to accelerate payments due and terminate all commitments to extend further credit” for additional information regarding the limitations currently imposed by the agreement governing our credit facility. In addition, our subsidiaries are separate and distinct legal entities and have no obligation to make any funds available to us.

As an “emerging growth company,” we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.

For as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies”, including not being required to obtain an assessment of the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, which we have elected to do.

Index
We will be an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following January 19, 2022, the fifth anniversary of us becoming a publicly-traded company, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active market for our common stock, our share price may be more volatile and the price at which our securities trade could be less than if we did not use these exemptions.

Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act for so long as we are an “emerging growth company.”

Section 404 requires annual management assessments of the effectiveness of our internal control over financial reporting, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company.” Accordingly, until we cease being an “emerging growth company” stockholders will not have the benefit of an independent assessment of the effectiveness of our internal control environment.

We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act of 2002, which could have a material adverse effect on our business.

As a private company, Intermex Holdings was not subject to Section 404 of the Sarbanes-Oxley Act. However, following the Merger, we will be required to provide management’s attestation on internal controls for our fiscal year ending December 31, 2019. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act are significantly more stringent than those that were required of Intermex Holdings as a privately-held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are applicable to the Company. If we are not able to implement the additional requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and lead to a decrease in the market price of our Common Stock.

Our Common Stock price may change significantly following the exchange, and you may not be able to resell shares of our Common Stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.

The market value of our Common Stock may vary significantly and if our performance does not meet market expectations, the price of our common stock may decline. Fluctuations in the price of our common stock could contribute to the loss of all or part of your investment. The trading price of our common stock could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our common stock and our common stock may trade at prices significantly below the price you paid for them.

Factors affecting the trading price of our common stock may include:

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•	changes in the market’s expectations about our operating results;
•	success of competitors;
•	our operating results failing to meet market expectations in a particular period;
•	changes in financial estimates and recommendations by securities analysts concerning us or the money transfer services industry and market in general;
•	operating and stock price performance of other companies that investors deem comparable to us;
•	our ability to market new and enhanced products on a timely basis;
•	changes in laws and regulations affecting our business;
•	commencement of, or involvement in, litigation involving us;
•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•	the volume of shares of our common stock available for public sale;
•	any significant change in our board or management;

Index
•	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Any of the factors listed above could have a material adverse effect on the market value of our Common Stock.

Broad market and industry factors may depress the market price of our common stock irrespective of our operating performance. The stock market in general and Nasdaq have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for financial technology stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our common stock also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Because we have no current plans to pay cash dividends on our Common Stock for the foreseeable future, you may not receive any return on investment unless you sell your Common Stock for a price greater than that which you paid for it.

We intend to retain future earnings, if any, for future operations, expansion, and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. The declaration, amount, and payment of any future dividends on shares of Common Stock will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition, and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant. In addition, our ability to pay dividends is limited by covenants of our existing and outstanding indebtedness and may be limited by covenants of any future indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our Common Stock unless you sell our Common Stock for a price greater than that which you paid for it.

Our ability to meet expectations and projections in any research or reports published by securities or industry analysts, or a lack of coverage by securities or industry analysts, could result in a depressed market price and limited liquidity for our common stock.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If no or few securities or industry analysts commence coverage of the Company, our stock price would likely be less than that which would obtain if we had such coverage and the liquidity, or trading volume of our common stock may be limited, making it more difficult for a stockholder to sell shares at an acceptable price or amount. If any analysts do cover the Company, their projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of research analysts covering us. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our share price or trading volume could decline.

We may issue additional shares of common stock or other equity securities without your approval, which would dilute your ownership interest in us and may depress the market price of our common stock.

We may issue additional shares of common stock or other equity securities in the future in connection with, among other things, future acquisitions and repayment of outstanding indebtedness or grants under the Omnibus Plan without stockholder approval in a number of circumstances.

Our issuance of additional common stock or other equity securities could have one or more of the following effects:

•	our existing stockholders’ proportionate ownership interest in us will decrease;

•	the amount of cash available per share, including for payment of dividends in the future, may decrease;

•	the relative voting strength of each previously outstanding share of common stock may be diminished; and

•	the market price of our common stock may decline.

Index
Provisions in our charter and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our charter contains provisions that opt out of Section 203 of the Delaware General Corporation Law (the “DGCL”). These provisions include the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

In addition, while we have opted out of Section 203 of the DGCL, our charter contains similar provisions providing that we may not engage in certain “business combinations” with any “interested stockholder” for a three-year period following the time that the stockholder became an interested stockholder, unless:

•	prior to such time, our board of directors approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder;

•
upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock outstanding at the time the transaction commenced, excluding certain shares; or

•
at or subsequent to that time, the business combination is approved by our board of directors and by the affirmative vote of holders of at least two-thirds of our outstanding voting stock that is not owned by the interested stockholder.

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of us. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take corporate actions other than those you desire.

Our charter designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our charter provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, employees or agents, (iii) any action asserting a claim against us arising under the DGCL or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine. By becoming our stockholder, you will be deemed to have notice of and have consented to the provisions of our charter related to choice of forum. The choice of forum provision in our charter may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Future sales of our common stock previously issued to our stockholders may reduce the market price of our common stock that you might otherwise obtain.

The parties to our Shareholders Agreement are restricted from transferring any shares of our common stock that they received from Interwire LLC until the earlier of (i) such time as the number of shares of our common stock subject to the Shareholders Agreement represents less than 50% of our outstanding voting power for a period of five consecutive business days, (ii) receipt of written consent from stockholders holding a majority of our common stock subject to the Shareholders Agreement and (iii) 15 months after the closing of the Merger, subject to certain limited exceptions.

On July 26, 2018, the closing date of the Merger, we entered into a registration rights agreement (the “Registration Rights Agreement”) with certain of FinTech’s initial stockholders and certain of the Intermex stockholders that provides certain registration rights with respect to the shares of our common stock. The Registration Rights Agreement requires us to, among other things, file a resale shelf registration statement on behalf of the stockholders party to the Registration Rights Agreement as promptly as practicable upon request by Stella Point following the Closing. The Registration Rights Agreement also provides the stockholders party to the agreement the right (such right, the “Demand Registration Right”) to require us to effect one or more shelf registrations under the Securities Act, covering all or part of such stockholder’s common stock upon written request to us. Demand Registration Rights are available exclusively to Stella Point for the first 15 months after the closing of the Merger, and thereafter to certain other stockholders party to the Registration Rights Agreement. The Registration Rights Agreement additionally provides piggyback rights to the stockholders party to the Registration Rights Agreement, subject to customary underwriter cutbacks and issuer blackout periods. We also agreed to pay certain fees and expenses relating to registrations under the Registration Rights Agreement.

Upon expiration of the lockup period applicable to shares of our common stock held by certain legacy stockholders or effectiveness of the shelf registration statement, these parties may sell large amounts of our stock in the open market or in privately negotiated transactions. The registration and availability of such a significant number of shares of common stock for trading in the public market may increase the volatility in the price of our common stock or put significant downward pressure on the price of our common stock. In addition, we may use shares of our common stock as consideration for future acquisitions, which could further dilute our stockholders.

Index
We are a “controlled company” within the meaning of the Nasdaq rules and, as a result, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

The parties to our Shareholders Agreement will continue to control a majority of the combined voting power of all classes of our stock entitled to vote generally in the election of directors. As a result, we will be a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that, within one year of the date of the listing of its common stock:

•	the company have a board that is composed of a majority of “independent directors,” as defined under the Nasdaq rules;

•	the company have a compensation committee that is composed entirely of independent directors and that has a written charter addressing the committee’s purpose and responsibilities; and

•
the company’s director nominations be made, or recommended to the full board of directors, by its independent directors or by a nominations committee that is composed entirely of independent directors, and that the company adopt a written charter or a board resolution addressing the nominations process.

We may continue to utilize these exemptions. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

We may be subject to securities litigation, which is expensive and could divert management’s attention.

Our share price may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Any adverse determination in litigation could also subject us to significant liabilities.

The public warrants may never be in the money and they may expire worthless.

The exercise price for our warrants is $11.50 per share, while the market price of our common stock have in the past been as high as $11.96 per share based on the closing price as of December 31, 2018, there can be no assurance that the public warrants will be in the money prior to their expiration and, as such, the warrants may expire worthless.

The terms of our warrants may be amended in a manner that may be adverse to the holders. The warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

Our Warrants are no longer listed for trading on Nasdaq and are only traded on the Over-the-Counter (OTC) market, which may adversely limit investors’ ability to effect transactions in our Warrants.

Although our Warrants were initially listed for trading on Nasdaq following our IPO, the Warrants were delisted on October 31, 2018 due to non-compliance with the minimum number of round lot holders for the listing of its Warrants following the Merger. As a result, the Warrants have since been available for trading only through the OTC market, which may result in a limited ability to engage in transactions in our Warrants.

Index
We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants (excluding any placement warrants held by FinTech Investor Holdings II, LLC, Cantor Fitzgerald & Co. or their permitted transferees) at any time after they become exercisable and prior to their expiration, at $0.01 per warrant, provided that the last reported sales price (or the closing bid price of our common stock in the event the shares of our common stock are not traded on any specific trading day) of the common stock equals or exceeds $24.00 per share on each of 20 trading days within the 30 trading-day period ending on the third business day prior to the date on which we send proper notice of such redemption, provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current filing relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force a warrant holder (i) to exercise your warrants and pay the exercise price therefore at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, will be substantially less than the market value of your warrants.

Warrants to purchase our common stock became exercisable as of August 25, 2018, which could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Outstanding warrants to purchase an aggregate of 8,959,999 shares of our common stock became exercisable as of the 30th day following the closing of the Merger in accordance with the terms of the warrant agreement governing those securities. These warrants consist of 8,749,999 warrants originally included in the units issued in our IPO and 210,000 warrants included in the placement units. Each warrant entitles its holder to purchase one share of our common stock at an exercise price of $11.50 per share and will expire at 5:00 p.m., New York time, on the fifth anniversary of the closing date of the Merger, or earlier upon redemption of our outstanding warrants or our liquidation. To the extent warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to our then existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could depress the market price of our common stock.

Registration of the shares underlying the warrants and a current filing may not be in place when an investor desires to exercise warrants. If our common stock is delisted from Nasdaq, we may, at our option, require holders of public warrants who exercise such warrants to do so on a “cashless basis,” and in such event we would not be required to maintain in effect a current registration statement for the common stock issuable upon exercise of the warrants. If an exemption from registration is not available, this may prevent an investor from being able to exercise its warrants, possibly resulting in such warrants expiring worthless.

Under the warrant agreement, we are obligated to use our best efforts to maintain the effectiveness of a registration statement under the Securities Act, and a current filing relating thereto, until the expiration of the warrants in accordance with the provisions of, and subject to certain exceptions contained in, the warrant agreement.

We are required to permit holders to exercise their warrants on a “cashless basis.” In addition, if our common stock is delisted from Nasdaq and no longer satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may require public warrant holders who exercise warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act. In such event, we would not be required to file or maintain in effect a registration statement for the common stock issuable upon exercise of the warrants, which means that we would not be required to maintain the effectiveness of the registration statement of which this filing is a part. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the shares issuable upon such exercise are registered or qualified under the Securities Act and securities laws of the state of the exercising holder to the extent an exemption is unavailable. In no event will we be required to issue cash, securities or other compensation in exchange for the warrants in the event that the shares underlying such warrants are not registered or qualified under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or deemed exempt, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our leased corporate offices are located in Miami, FL. In addition, we lease three other facilities in Miami, FL. As of December 31, 2018, we lease 32 company-operated stores all located in the United States. We have two international customer services centers located in Guatemala City, Guatemala and Puebla, Mexico where our employees answer operational questions from agents and customers. Our owned and leased facilities are used for operational, sales and administrative purposes in support of our business, and are all currently being utilized as intended.

Index
We believe that our properties are sufficient to meet our current and projected business needs. We periodically review our facility requirements and may acquire new facilities, or modify, update, consolidate, dispose of or sublet existing facilities, based on evolving business needs.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are subject to various claims, charges and litigation matters that arise in the ordinary course of business. We believe these actions are a normal incident of the nature and kind of business in which we are engaged. While it is not feasible to predict the outcome of these matters with certainty, we do not believe that any asserted or unasserted legal claims or proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or prospects.

We are currently not a party to any legal proceedings that would be expected to have a material adverse effect on our business or financial condition. From time to time, we are subject to litigation incidental to our business, as well as other litigation of a non-material nature in the ordinary course of business.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information regarding the Company’s current executive officers as of December 31, 2018:

Name	Age	Position
Robert Lisy	61	Chief Executive Officer, President and Chairman of the Board of Directors
Tony Lauro II	50	Chief Financial Officer
Randy Nilsen	53	Chief Sales Officer
Eduardo Azcarate	47	Chief Business Development Officer
Jose Perez-Villarreal	58	Chief Administrative and Compliance Officer and Secretary
William Velez	45	Chief Information Officer

Robert Lisy has served as a director of International Money Express, Inc. since 2018. Mr. Lisy served as a director of Merger Sub 2’s predecessor entities from 2009 to 2018. Mr. Lisy is the Chief Executive Officer, President, and Chairman of the board of directors of International Money Express, Inc. and its predecessors, which he joined in 2009. Mr. Lisy has 17 years of experience in the retail financial services and electronic payment processing industry in various positions, including four years as the Chief Marketing and Sales Officer of Vigo Remittance Corp., a money transfer and bill payments service in the United States and internationally, and over seven years at Western Union in various sales, marketing and operational positions of increasing responsibility. Mr. Lisy was a founding partner of Direct Express/Paystation America, which offered, among other things, prepaid debit cards to federal benefit recipients, where he served as Chief Operating Officer and on the board of directors. He was an integral part in the efforts to successfully sell Direct Express in 2000 to American Payment Systems. Mr. Lisy holds a bachelor’s degree from Cleveland State University. We believe that Mr. Lisy’s experience as the Chairman and Chief Executive Officer of Intermex coupled with his extensive operational experience in the retail financial services and remittance industries make him well qualified to serve as a Director.

Tony Lauro II, Chief Financial Officer, has served as the Chief Financial Officer of International Money Express, Inc. since 2018. Mr. Lauro joined Intermex as Chief Financial Officer on March 5, 2018. Prior to joining Intermex, Mr. Lauro served as the President and Chief Financial Officer of Cognical, Inc., which offers consumers point-of-sale financing at furniture, appliance and electronics retailers. Mr. Lauro served at Cognical from June 2016 to November 2017. From September 2013 to May 2016, Mr. Lauro served as the Chief Financial Officer of the Merchant Services division of JP Morgan Chase. While at Chase, Mr. Lauro also served as Chairman of the board of directors at Merchant Link, a joint venture of JP Morgan Chase and First Data Corp. Mr. Lauro also served in divisional CFO roles at the Royal Bank of Scotland, Citizens Bank and Capital One Financial. Mr. Lauro holds a bachelor’s in Finance from James Madison University and an MBA from the College of William and Mary, Mason School of Business.

Randy Nilsen, Chief Sales Officer, has served as the Chief Sales Officer of International Money Express, Inc. since 2018. Mr. Nilsen was Intermex’s Chief Sales Officer from 2015 to 2018. Prior to joining Intermex, Mr. Nilsen served as Chief Sales Officer at Sigue Money Transfer Services (“Sigue”), a global remittance provider from 2011 to 2015 where he was responsible for revenue generation through acquisition and retention of both agents and consumers within North America. Prior to his employment with Sigue, Mr. Nilsen was the Chief Franchise Sales and Operations Officer at Jackson Hewitt from 2008 to 2011. Prior to Jackson Hewitt, Mr. Nilsen was with Western Union from 1987 to 2008 where he held roles with increasing responsibility in sales, marketing and sales planning and was responsible for business units in the U.S., Canada and the U.K. Mr. Nilsen is a graduate of the Executive Management program at the University of California Los Angeles’s Anderson School of Management and holds a bachelor’s degree in Business Finance from Brigham Young University.

Index
Eduardo Azcarate, Chief Business Development Officer, has served as the Chief Business Development Officer of International Money Express, Inc. since 2018. Mr. Azcarate was Intermex’s Chief Business Development Officer from 2016 to 2018. Since 2018, Mr. Azcarate is also responsible for overseeing the Company’s foreign subsidiary operations. Prior roles at Intermex have included Vice President of Business Development, Vice President of Sales and Marketing and Director of Mergers and Acquisitions. Prior to joining Intermex, Mr. Azcarate served as Controller for Servimex, a provider of money transfer services, which was acquired by Intermex in March 2007. Prior to Servimex Mr. Azcarate held positions at Ban Colombia and Gillette in Colombia. Mr. Azcarate is a graduate of ICESI University in Cali, Colombia, with a degree in Marketing and Finance.

Jose Perez-Villarreal, Chief Administrative and Compliance Officer, has served as the Chief Administrative and Compliance Officer of International Money Express, Inc. since 2018. Since October 2017, Mr. Perez-Villarreal has also managed the Human Resources Department. In 2009, he was promoted to Chief Administrative Officer and assumed the responsibility to oversee the Company’s foreign subsidiary operations until 2018. Mr. Perez-Villarreal joined Intermex in 2000 as the Director of Treasury, in 2005 became the Chief Compliance Officer of Intermex, and since that time has been responsible for leading all federal and state regulatory compliance efforts. Prior to joining Intermex, Mr. Perez-Villarreal was the Operations Manager for a Miami-based money transmitter. Mr. Perez-Villarreal studied computer science and finance at the University of Central Florida and Barry University and holds the designation of Certified Anti-Money Laundering Specialist (CAMS).

William Velez, Chief Information Officer, has served as the Chief Information Officer of International Money Express, Inc. since 2018. Mr. Velez was Intermex’s Chief Information Officer from 2013 to 2018. Mr. Velez designed and implemented Intermex’s online processing and anti-fraud capabilities and expanded its partner integration systems and cybersecurity controls. Mr. Velez served as Chief Information Officer of Abarca Health, a pharmacy transaction processing and health technology company, from August 2009 to August 2013. Prior to his employment with Abarca Health, Mr. Velez held leadership positions at PwC, a multinational professional services firm, and at Accenture, a Fortune Global 500 management consulting and professional services firm, where he directed technology and strategic initiatives for diverse organizations in financial services, consumer goods, higher education and healthcare. Mr. Velez currently serves as a director for a STEM-focused non-for-profit organization. Mr. Velez holds a bachelor’s degree in electrical engineering from the University of Puerto Rico, a master’s degree in international studies from the University of Pennsylvania and a master’s degree in business administration (MBA) from the Wharton School.

Index
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECUIRITIES

Market for the Company’s Common Stock

Our common stock and warrants began separately trading on the Nasdaq Capital Market on July 27, 2018 under the symbols "IMXI" and “IMXIW”, respectively. On October 31, 2018, the warrants were no longer trading on the Nasdaq Capital Market and began trading on the Over-The-Counter Market. As of December 31, 2018, our common stock and warrants continue to be traded in the Nasdaq Capital Market and Over-The-Counter Market, respectively.

As of March 15, 2019, there were 100 holders of record of Common Stock and 24 holders of record of our Warrants.

Prior to the Merger, Holdings distributed $20.2 million in cash dividends to its stockholder. See “NOTE 11 – STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION” for more information. However, following the Merger we have not declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our Common Stock. In addition, the terms of our credit facilities will include restrictions on our ability to issue dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of our credit facilities’ restrictions on our subsidiaries’ ability to pay dividends or other payments to us. Any payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon, among other factors, the Company’s earnings, financial condition, current and anticipated capital requirements, plans for expansion, level of indebtedness and contractual restrictions. The payment of future cash dividends, if any, would be made only from assets legally available.

Issuer Repurchases of Equity Securities

Immediately prior to the Merger, FinTech’s shareholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 4.9 million shares of FinTech for gross redemption payments of $49.8 million. See “NOTE 3 – FINTECH MERGER AND STELLA POINT ACQUISITION” for more information.

Use of proceeds from registered securities

None.

Performance Graph

The Company's peer group (“Peer Group”) consists of companies that are in the money remittance and payment industries and is comprised of the following: MoneyGram, EuroNet, and Western Union.

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividends reinvested basis, for (1) the Company’s common stock, (2) the Total Return Index for U.S. Companies traded on the Nasdaq Global Select Market (“the Market Group”) and (3) our Peer Group, for the period from July 27, 2018 (the first day our common stock was separately traded) through December 31, 2018. The graph assumes the value of the investment in our common stock and each index was $100 on July 27, 2018 and that all dividends were reinvested. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Index
COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG INTERNATIONAL MONEY EXPRESS, INC.,
NASDAQ INDEX AND PEER GROUP INDEX

The following table is a summary of the monthly cumulative total return for the day our stock began trading on the Nasdaq through:

	7/27/2018	7/31/2018	8/31/2018	9/30/2018	10/31/2018	11/30/2018	12/31/2018
International Money Express, Inc.	100	99.00	98.00	120.20	120.90	121.20	119.60
NASDAQ Stock Market (US Companies)	100	99.19	105.19	104.50	95.20	95.71	86.94
Peer Group	100	99.09	97.29	98.76	99.08	102.78	92.46

NOTE: Index Data: Calculated (or Derived) based from CRSP NASDAQ Stock Market (US Companies), Center for Research in Security Prices (CRSP®), Graduate School of Business, The University of Chicago. Copyright 2019. Used with permission. All rights reserved.

NOTE: Corporate Performance Graph with peer group uses peer group only performance (excludes only company).

The graph is furnished and shall not be deemed “filed” with the SEC or subject to Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Index
ITEM 6.	SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. For the purposes hereof, the term “Successor Company” refers to the Company after the Merger and the term “Predecessor Company” refers to Intermex Holdings prior to the Merger. The following table presents our selected consolidated financial data for the following periods described below:

	Successor Company		Predecessor Company
(in thousands)	Year Ended December 31, 2018	Period from February 1, 2017 to December 31, 2017	Period from January 1, 2017 to January 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Income Statement Data:

Revenues	$273,901	$201,039	$14,425	$165,395	$124,199
Operating expenses	260,829	199,231	19,332	142,371	110,015
Operating income (loss)	13,072	1,808	(4,907)	23,024	14,184
Interest Expense	18,448	11,448	614	9,540	4,234
(Loss) income before taxes	(5,376)	(9,640)	(5,521)	13,484	9,950
Income tax provision (benefit)	1,868	534	(2,203)	4,084	4,192
Net (loss) income	$(7,244)	$(10,174)	$(3,318)	$9,400	$5,758
Loss per share - Basic and Dilited	$(0.28)	$(0.59)
Cash dividends declared	$-	$20,178	$-	$1,287	$18,145

Non-GAAP data

Adjusted EBITDA	$47,144	$31,072	$2,309	$27,101	$18,761

Cash Flow Data:

Net cash provided by operating activities	$19,838	$7,417	$8,652	$22,396	$4,465
Net cash used in investing activities	$(5,451)	$(5,275)	$(249)	$(3,012)	$(2,065)
Net cash (used in) provided by financing activities	$(1,113)	$12,927	$(2,000)	$(558)	$(3,019)

	Successor Company		Predecessor Company
(in thousands)	As of December 31, 2018	As of December 31, 2017	As of December 31, 2016	As of December 31, 2015
Balance Sheet Data:

Cash	$73,029	$59,156	$37,601	$18,925
Total assets	$225,839	$216,579	$118,774	$89,802
Long-term debt	$113,326	$108,053	$77,183	$40,633
Total liabilities	$181,366	$180,677	$115,515	$60,829
Stockholder's equity	$44,473	$35,902	$3,259	$28,973

The following table presents the reconciliation of Adjusted EBITDA to Net (Loss) Income, the closest GAAP measure.

	Successor Company		Predecessor Company
	Year Ended December 31, 2018	Period from February 1, 2017 to December 31, 2017	Period from January 1, 2017 to January 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015

Net (loss) income	$(7,244)	$(10,174)	$(3,318)	$9,400	$5,758

Adjusted for:
Interest expense	18,448	11,448	614	9,540	4,234
Income tax provision (benefit)	1,868	534	(2,203)	4,084	4,192
Depreciation and amortization	15,671	16,645	382	2,530	2,453
EBITDA	28,743	18,453	(4,525)	25,554	16,637
Transaction costs (a)	10,319	8,706	3,917	901	1,609
Incentive units plan (b)	4,735	1,846	-	-	-
Change in control adjustment for stock options (c)	-	-	2,813	-	-
Share-based compensation, 2018 plan (d)	1,091	-	-	-	-
Registration costs (e)	615	-	-	-	-
Transition expenses (f)	348	-	-	-	-
Management fee (g)	585	715	-	-	-
TCPA Settlement (h)	192	-	-	-	-
Other empoyee severance (i)	106	-	-	-	-
One-time adjustment - bank fees (j)	-	642	-	-	-
One-time incentive bonuses (k)	-	514	-	-	-
Other charges and expenses (l)	410	196	104	646	515
Adjusted EBITDA	$47,144	$31,072	$2,309	$27,101	$18,761

Index
(a)
Represents direct costs related to the Merger and Stella Point acquisition, which are expensed as incurred and included as “transaction costs” in our consolidated statements of operations and comprehensive (loss) income. The year ended December 31, 2018 includes $10.3 million related to the Merger. Costs related to the Stella Point acquisition amount to $8.7 million for the Successor Period from February 1, 2017 to December 31, 2017 and $3.9 million for the Predecessor Period from January 1, 2017 to January 31, 2017, and $0.9 million and $1.6 million for the Predecessor years ended December 31, 2016 and 2015, respectively. These costs consist primarily of legal, consulting, accounting, advisory fees and certain incentive bonuses.

(b)
In connection with the Stella Point acquisition, Class B, C and D incentive units were granted to our employees by Interwire LLC. The Successor Periods included expense regarding these incentive units, which became fully vested and where paid out upon the Closing Date of the Merger.

(c)	Represents $2.8 million related to stock options issued by the Predecessor Company which vested upon the Stella Point acquisition.
(d)
Stock options and restricted stock were granted to employees and independent directors of the Company in connection with the completion of the Merger. The Company recorded $1.1 million of expense related to share-based compensation during the year ended December 31, 2018.

(e)	The Company incurred $0.6 million of expenses during the year ended December 31, 2018 for professional fees in connection with the registration of common stock underlying outstanding warrants.
(f)	Represents recruiting fees and severance costs related to managerial changes in connection with becoming a publicly-traded company.
(g)
Represents payments under our management agreement with Stella Point pursuant to which we paid a quarterly fee for certain advisory and consulting services. In connection with the Merger, this agreement was terminated.

(h)
Represents payments for the settlement of a lawsuit related to the Telephone Consumer Protection Act (“TCPA”), which includes a $0.1 million settlement payment and $0.1 million in related legal expenses.

(i)	Represents $0.1 million of severance costs related to departmental changes.
(j)
We incurred a one-time expense in the 2017 Successor period to true-up the accrual for bank service charges. The amount of $0.6 million relates to prior year bank service changes, which were not considered material to any individual year.

(k)	Represents one-time cash bonus paid to certain members of management in 2017 to recognize higher performance.
(l)
Includes loss on disposal of fixed assets, foreign currency (gains) or losses and legal expenses considered to be non-recurring. The year ended December 31, 2018 also includes a one-time adjustment related to the Company’s loyalty programs of $0.2 million, while the Predecessor Periods also include amortization of restricted stock awards.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Annual Report on Form 10-K. See “Special Note Regarding Forward-Looking Statements” for additional factors relating to such statements, and see “Risk Factors” included in Item 1A of this Annual Report on Form 10-K. Past operating results are not necessarily indicative of operating results in any future periods.

For the purposes hereof, the term “Successor Company” refers to the Company after the Merger and the term “Predecessor Company” refers to Intermex Holdings prior to the Merger.

Overview

We are a rapidly growing and leading money remittance services company focused primarily on the U.S. to the LAC corridor, which includes Mexico, Central and South America and the Caribbean. We utilize our proprietary technology to deliver convenient, reliable and value-added services to our customers through a broad network of sending and paying agents. Our remittance services, which include a comprehensive suite of ancillary financial processing solutions and payment services, are available in 50 states, Washington D.C. and Puerto Rico, where customers can send money to beneficiaries primarily in 17 LAC countries. Our services are accessible in person through over 100,000 sending and paying agents and company-operated stores, as well as online and via Internet-enabled mobile devices.

Money remittance services to Latin America, primarily Mexico and Guatemala, are the primary source of our revenue. These services involve the movement of funds on behalf of an originating customer for receipt by a designated beneficiary at a designated receiving location. Our remittances to Latin America are generated in the United States by customers with roots in Latin American and Caribbean countries, many of whom do not have an existing relationship with a traditional full-service financial institution capable of providing the services we offer. We provide these customers with flexibility and convenience to help them meet their financial needs. Other customers who use our services may have access to traditional banking services, but prefer to use our services based on reliability, convenience and value. We generate money remittance revenue from fees paid by our customers (i.e., the senders of funds), which we share with our sending agents in the United States and our paying agents in the destination country. Remittances paid in local currencies that are not pegged to the U.S. dollar also earn revenue through our daily management of currency exchange spreads.

Index
Our money remittance services enable our customers to send and receive funds through our extensive network of locations in the United States that are primarily operated by third-party businesses, which we refer to as agents, and a small number of company-operated stores in the LAC corridor. In addition, our services are offered digitally through Intermexonline.com and via Internet-enabled mobile devices. We currently operate in the United States, Mexico, Guatemala and 20 additional countries. Since January 2015 through December 31, 2018, we have grown our agent network by more than 109% and increased our remittance transactions volume by approximately 117%. In 2018, we processed approximately $24.1 million remittances, representing over 27% growth in transactions as compared to 2017.

As a non-bank financial institution, we are regulated by the Department of Treasury, the Internal Revenue Service, FinCEN, the CFPB, the Department of Banking and Finance of the State of Florida and additionally by the various regulatory institutions of those states where we hold an operating license. We are duly registered as an MSB with FinCEN, the financial intelligence unit of the U.S. Department of the Treasury. We are also subject to a wide range of regulations in the United States and other countries, including anti-money laundering laws and regulations; financial services regulations; currency control regulations; anti-bribery law; money transfer and payment instrument licensing laws; escheatment laws; privacy, data protection and information security laws; and consumer disclosure and consumer protection laws.

Key Factors and Trends Affecting our Business

Various trends and other factors have affected and may continue to affect our business, financial condition and operating results, including:

•	competition in the markets in which we operate;

•	cyber-attacks or disruptions to our information technology, computer network systems and data centers;

•	our ability to maintain agent relationships on terms consistent with those currently in place;

•	our ability to maintain banking relationships necessary for us to conduct our business;

•	credit risks from our agents and the financial institutions with which we do business;

•	bank failures, sustained financial illiquidity, or illiquidity at our clearing, cash management or custodial financial institutions;

•	our ability to meet our debt obligations and remain in compliance with our credit facility requirements;

•	new technology or competitors that disrupt the current ecosystem;

•	our success in developing and introducing new products, services and infrastructure;

•	customer confidence in our brand and in consumer money transfers generally;

•	our ability to maintain compliance with the regulatory requirements of the jurisdictions in which we operate or plan to operate including anti-corruption, data privacy and cybersecurity laws;

•	consumer fraud and other risks relating to customer authentication;

•	international political factors or implementation of tariffs, border taxes or restrictions on remittances or transfers of money out of the United States;

•	changes in tax laws and unfavorable outcomes of tax positions we take;

•	political instability, currency restrictions and devaluation in countries in which we operate or plan to operate;

•	weakness in U.S. or international economic conditions;

•	change or disruption in international migration patterns;

•	our ability to protect our brand and intellectual property rights;

•	our ability to retain key personnel; and

Index
•	changes in foreign exchange rates which could impact consumer remittance activity.

Throughout 2018, Latin American political and economic conditions remain unstable, as evidenced by high unemployment rates in key markets, currency reserves, currency controls, restricted lending activity, weak currencies and low consumer confidence, among other factors. Specifically, continued political and economic unrest in parts of Mexico and Guatemala contributed to volatility. Our business has generally been resilient during times of economic instability as money remittances are essential to many recipients, with the funds used by the receiving party for their daily needs. However, long-term sustained devaluation of the Mexican Peso or Guatemalan Quetzal as compared to the U.S. Dollar could negatively affect our revenues and profitability.

Money remittance businesses such as ours have continued to be subject to strict legal and regulatory requirements, and we continue to focus on and regularly review our compliance programs. In connection with these reviews, and in light of regulatory complexity and heightened attention of governmental and regulatory authorities related to cybersecurity and compliance activities, we have made, and continue to make, enhancements to our processes and systems designed to detect and prevent cyber-attacks, consumer fraud, money laundering, terrorist financing and other illicit activity, along with enhancements to improve consumer protection, including related to the Dodd-Frank Wall Street Reform and Consumer Protection Act and similar regulations outside the United States. In coming periods, we expect these enhancements will continue to result in changes to certain of our business practices and may result in increased costs.

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

The market for money remittance services is very competitive. Our competitors include a small number of large money remittance providers, financial institutions and banks as well as a large number of small niche money remittance service providers that serve select regions. We compete with larger companies such as Western Union, MoneyGram and EuroNet and a number of other smaller MSB entities. We generally compete for money remittance agents on the basis of value, service, quality, technical and operational differences, commission structure and marketing efforts. We sell credible solutions to our agents, not discounts or higher commissions, as is typical for the industry. We compete for money remittance customers on the basis of trust, convenience, service, efficiency of outlets, value, technology and brand recognition.

We expect to encounter increasing competition as new technologies emerge that enable customers to send and receive money through a variety of channels, but we do not expect adoption rates to be as significant in the near term for the customer segment we serve. Regardless, we continue to innovate in the industry by differentiating our money remittance business through programs to foster loyalty among agents as well as customers and have expanded our channels through which our services are accessed to include online and mobile offerings in preparation for customer adoption.

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

We will remain an “emerging growth company” until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which we are deemed a “large accelerated filer,” which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30.

On December 22, 2017, the U.S. enacted tax reform legislation known as H.R. 1, commonly referred to as the “Tax Cuts and Jobs Act” (the “Act”), resulting in significant modifications to existing law. Due to the timing of the Act and the complexity involved in applying the provisions of the Act, the Company made a reasonable estimate of the effects and recorded provisional amounts in the fourth quarter of 2017, which primarily included the impact of the remeasurement of the Company’s deferred tax balances to reflect the change in the corporate tax rate. As a result of the changes to tax laws and tax rates under the Act, the Company reduced its deferred tax asset as of December 31, 2017 by $0.6 million. All changes to the tax code that are effective as of January 1, 2018 have been applied by the Company in computing its income tax expense for the year ended December 31, 2018. Additional guidance issued by the U.S. Treasury Department, the IRS and other standard-setting bodies may materially impact the provision for income taxes and effective tax rate in the period in which the guidance is issued.

Index
The Merger

On July 26, 2018 (the “Closing Date”), International Money Express, Inc. (formerly FinTech Acquisition Corp. II) consummated the previously announced Merger by and among FinTech, Merger Sub 1, a wholly-owned subsidiary of FinTech, Merger Sub 2, a wholly-owned subsidiary of FinTech, Intermex Holdings, and SPC Intermex. In connection with the closing of the Merger, FinTech changed its name to International Money Express, Inc.

The Merger has been accounted for as a reverse recapitalization where FinTech was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on the facts that, following the Merger, the former stockholders of Intermex Holdings control the majority of the voting rights in respect of the board of directors of the Company, Intermex Holdings’ comprising the ongoing operations of the Company and Intermex Holdings’ senior management comprising the senior management of the Company. Accordingly, the Merger is treated as the equivalent of Intermex Holdings issuing stock for the net assets of FinTech, accompanied by a recapitalization. The net assets of FinTech are stated at historical cost, with no goodwill or other intangible assets resulting from the Merger. The consolidated assets, liabilities and results of operations prior to the Closing Date of the Merger are those of Intermex Holdings, and FinTech’s assets, liabilities and results of operations are consolidated with Intermex Holdings beginning on the Closing Date. The shares and corresponding capital amounts included in common stock and additional paid-in capital, pre-merger, have been retroactively restated as shares reflecting the exchange ratio in the Merger for all Successor periods. The historical financial information and operating results of FinTech prior to the Merger have not been separately presented in this Annual Report as they were not significant or meaningful.

The Merger was approved by FinTech’s stockholders at the Special Meeting of FinTech Stockholders held on July 20, 2018. In connection with the closing of the Merger, FinTech redeemed a total of 4.9 million shares of its common stock at a redemption price of $10.086957 per share, resulting in a total payment to redeemed stockholders of approximately $49.8 million. The aggregate consideration paid in the Merger consisted of approximately (i) $102.0 million in cash and (ii) 17.2 million shares of FinTech common stock.

After the completion of the transactions on the Closing Date, there were 36.2 million shares of International Money Express, Inc. outstanding common stock, warrants to purchase 9 million shares of common stock and 3.4 million shares reserved for issuance under the International Money Express, Inc. 2018 Equity Compensation Plan, of which stock options to purchase 2.8 million shares of common stock and restricted stock units in respect of 21.2 thousand shares of common stock were granted to employees and independent directors of the Company in connection with the completion of the transaction. As of the Closing Date, the former stockholders of Intermex owned approximately 48.3% and the former stockholders of FinTech owned approximately 51.7%, respectively, of the combined Company’s outstanding common stock.

Stella Point Acquisition

On February 1, 2016, Intermex’s direct wholly-owned subsidiary, Holdings, entered into an Agreement and Plan of Merger pursuant to which Interwire LLC, an affiliate of Stella Point, acquired 100% of the outstanding capital stock of Intermex Holdings, the surviving corporation in a merger with a subsidiary of Interwire LLC that was formed for purposes of the transaction, which we refer to as the Stella Point acquisition. The Stella Point acquisition was consummated on February 1, 2017 for a cash purchase price of approximately $52.0 million, plus approximately $12.4 million of rollover equity from certain existing management holders, the assumption of approximately $78.0 million of Holdings’ outstanding debt and an additional funding of $5.0 million of Holdings’ debt. In connection with the Stella Point acquisition, certain members of our management contributed approximately $12.4 million of Holdings shares held by them to Interwire LLC in exchange for equity interests in Interwire LLC. In connection with the Stella Point acquisition, we applied “push-down accounting” and the assets and liabilities were adjusted to fair value on the closing date of the transaction, February 1, 2017. As a result, our financial statement presentations distinguish between a predecessor period (“Predecessor”), for periods prior to the closing of the Stella Point acquisition, and a successor period (“Successor”), for periods subsequent to the closing of such transaction. The Successor’s financial statements reflect a new basis of accounting that is based on the fair value of assets acquired and liabilities assumed as of the transaction date. The consolidated financial statements presented herein are those of Successor from its inception on February 1, 2017 through December 31, 2018, and those of Predecessor for all periods prior to the transaction date. The Successor period may not be comparable to the Predecessor periods.

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

Index
Revenues

Transaction volume is the primary generator of revenue in our business. Revenue on transactions is derived primarily from transaction fees paid by customers to transfer money. Revenues per transaction vary based upon send and receive locations and the amount sent. In certain transactions involving different send and receive currencies, we generate foreign exchange revenues based on the difference between the set exchange rate charged by us to the sender and the rate available to us in the wholesale foreign exchange market.

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

Salaries and Benefits

Salaries and benefits include cash and share-based compensation associated with our corporate employees and sales team as well as employees at our company-operated stores. Corporate employees include management, customer service, compliance, information technology, finance and human resources. Our sales team, located throughout the United States, is focused on supporting and growing our agent network. Share-based compensation is not comparable between the Successor and Predecessor periods.

Other Selling, General and Administrative

General and administrative expenses primarily consist of fixed overhead expenses associated with our operations, such as rent expense, insurance, professional services, management fees and other similar types of expenses. A portion of these expenses relate to our 32 company-operated stores; however, the majority relate to the overall business. General and administrative expenses were expected to increase when we became a publicly traded company. Selling expenses include expenses such as advertising and promotion, bad debt expense and expenses associated with increasing our network of agents. These expenses are expected to continue to increase in line with increases in revenues.

Transaction Costs

We have incurred transaction costs associated with both the Stella Point acquisition and the Merger. These costs include all internal and external costs directly related to the transaction, consisting primarily of legal, consulting, accounting, advisory fees and certain incentive bonuses. Due to their significance, they are presented separately in our consolidated financial statements.

Depreciation and Amortization

Depreciation and amortization is not comparable between the Successor and Predecessor companies. Due to the application of “push-down” accounting with the Stella Point acquisition, the Successor company established a new basis for its tangible and intangible assets. Depreciation largely consists of depreciation of computer equipment and software that supports our technology platform. Amortization of intangible assets is primarily related to our agent relationships, trade name and developed technology.

Non-Operating Expenses

Interest Expense

Interest expense consists primarily of interest associated with our credit facilities, which consisted of a term loan and revolving credit facility that were both refinanced on August 23, 2017 and November 7, 2018, respectively. At December 31, 2018, the interest rates for the term loan and revolving credit facility related to our current Credit Agreement were 7.34% and 7.01%, respectively.  Interest on the term loan facility and revolving credit facility is determined by reference to either LIBOR or a “base rate”, in each case, plus an applicable margin of 4.50% per annum for LIBOR loans or 3.50% per annum for base rate loans. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum.

Index
Income tax provision (benefit)

Our income tax provision (benefit) includes the expected benefit of all deferred tax assets, including our net operating loss carryforwards. With few exceptions, our net operating loss carryforwards will expire from 2029 through 2037. The Stella Point acquisition was considered a change of ownership under Section 382 of the Internal Revenue Code. After the change of ownership, utilization of our net operating loss carryforwards are subject to annual limitations; however, our current assessment is that no valuation allowance is required for any of our deferred tax assets. Our tax provision (benefit) has been impacted by non-deductible expenses, including shared-based compensation and transaction costs. The Act, enacted in December 2017, reduced our federal corporate tax rate from 34% to 21% beginning in 2018.

Net (Loss) Income

Net (loss) income is determined by subtracting operating and non-operating expenses from revenues.

Segments

Our business is organized around one reportable segment that provides money transmittal services primarily between the USA and Latin America. This is based on the objectives of the business and how our chief operating decision maker, the CEO and President, monitors operating performance and allocates resources.

Results of Operations

For the purposes hereof, the term “Successor Company” refers to the Company after the Merger and the term “Predecessor Company” refers to Intermex Holdings prior to the Merger. The following table summarizes key components of our results of operations for the periods indicated:

	Successor Company		Predecessor Company
(in thousands)	Year Ended December 31, 2018	Period from February 1, 2017 to December 31, 2017	Period from January 1, 2017 to January 31, 2017	Year Ended December 31, 2016

Revenues:
Wire transfer and money order fees	$232,380	$169,796	$11,877	$138,468
Foreign exchange	39,765	30,014	2,450	25,782
Other income	1,756	1,229	98	1,145
Total revenues	273,901	201,039	14,425	165,395

Operating expenses:
Service charges from agents and banks	182,471	135,569	9,441	108,076
Salaries and benefits	32,926	23,417	4,530	18,518
Other selling, general and administrative expenses	19,442	14,894	1,062	12,346
Transaction costs	10,319	8,706	3,917	901
Depreciation and amortization	15,671	16,645	382	2,530
Total operating expenses	260,829	199,231	19,332	142,371

Operating income (loss)	13,072	1,808	(4,907)	23,024

Interest expense	18,448	11,448	614	9,540

(Loss) income before income taxes	(5,376)	(9,640)	(5,521)	13,484

Income tax provision (benefit)	1,868	534	(2,203)	4,084

Net (loss) income	$(7,244)	$(10,174)	$(3,318)	$9,400

Index
Year Ended December 31, 2018 Compared to Successor Period Ended December 31, 2017 (“2017 Successor Period”) and Predecessor Period from January 1, 2017 to January 31, 2017 (“2017 Predecessor Period”) defined as “2017 Combined Period”

Revenues

Revenues for the above periods are presented below:

	Successor Company				Predecessor Company
($ in thousands)	Year Ended December 31, 2018	% of Revenues	Period from February 1, 2017 to December 31, 2017	% of Revenues	Period from January 1, 2017 to January 31, 2017	% of Revenues

Revenues:
Wire transfer and money order fees	$232,380	85%	$169,796	84%	$11,877	82%
Foreign exchange	39,765	14%	30,014	15%	2,450	17%
Other income	1,756	1%	1,229	1%	98	1%
Total revenues	$273,901	100%	$201,039	100%	$14,425	100%

Wire transfer and money order fees of $232.4 million for the year ended December 31, 2018 increased by $50.7 million from $181.7 million for the 2017 Combined Period, including $169.8 million from the 2017 Successor Period and $11.9 million from the 2017 Predecessor Period. This increase of 28% was primarily due to a 27% increase in transaction volume achieved in the year ended December 31, 2018, largely due to the continued growth in our agent network, which has grown by 21% from December 2017 to December 2018.

Revenues from foreign exchange of $39.8 million for the year ended December 31, 2018 increased by $7.3 million from $32.5 million for the 2017 Combined Period, including $30.0 million from the 2017 Successor Period and $2.5 million from the 2017 Predecessor Period. This increase of 22% was primarily due to higher transaction volume achieved by growth in our agent network.

Operating Expenses

Operating expenses for the above periods are presented below:

	Successor Company				Predecessor Company
($ in thousands)	Year Ended December 31, 2018	% of Revenues	Period from February 1, 2017 to December 31, 2017	% of Revenues	Period from January 1, 2017 to January 31, 2017	% of Revenues

Operating expenses:
Service charges from agents and banks	$182,471	67%	$135,569	67%	$9,441	65%
Salaries and benefits	32,926	12%	23,417	12%	4,530	31%
Other selling, general and administrative expenses	19,442	7%	14,894	7%	1,062	7%
Transaction costs	10,319	4%	8,706	4%	3,917	27%
Depreciation and amortization	15,671	6%	16,645	8%	382	3%
Total operating expenses	$260,829	96%	$199,231	98%	$19,332	133%

Service charges from agents and banks—Service charges from agents and banks were $182.5 million or 67% of revenues for the year ended December 31, 2018 compared to $145.0 million, or 67% of revenues for the 2017 Combined Period, which included $135.6 million in the 2017 Successor Period and $9.4 million in the 2017 Predecessor Period, an increase of 26% from the 2017 Combined Period. The increase of $37.5 million was due to a 27% increase in transaction volume compared to the 2017 Combined Period, largely due to the continued growth in our agent network, which has grown by 21% from December 2017 to December 2018.

Salaries and benefits—Salaries and benefits were $32.9 million for the year ended December 31, 2018, an increase of $5.0 million from $27.9 million for the 2017 Combined Period, which included $23.4 million for the 2017 Successor Period and $4.5 million for the 2017 Predecessor Period. The increase of $5.0 million primarily related to share-based compensation due to the accelerated vesting of incentive units and the vesting of new options and restricted stock units that were granted in 2018 all in connection with the Merger. higher commissions and bonuses were due to our favorable operating results, as well as higher salaries and benefits largely in management and compliance areas associated with our transition to a publicly-traded company.

Index
Other selling, general and administrative expenses—Other selling, general and administrative expenses of $19.4 million for the year ended December 31, 2018 increased by $3.4 million from $16.0 million for the 2017 Combined Period, which included $14.9 million for the 2017 Successor Period and $1.1 million for the 2017 Predecessor Period. The increase of $3.4 million was primarily due to an increase in professional fees of $2.0 million, which included $0.6 million associated with registration of common stock underlying outstanding warrants, $0.2 million in legal fees and settlement expense associated with a Telephone Consumer Protection Act (“TCPA”) lawsuit and additional expenses to support our transition to a publicly-traded company. The remaining increase of $1.2 million largely related to our growing agent network, with increases in computer network maintenance costs, data communications expenses and related expenses.

Transaction costs—Transaction costs of $10.3 million for the year ended December 31, 2018 decreased by $2.3 million from $12.6 million for the 2017 Combined Period, which included $8.7 million for the 2017 Successor Period and $3.9 million for the 2017 Predecessor Period. Transaction costs for the year ended December 31, 2018 include costs related to the Merger, consisting primarily of employee incentive bonuses, termination of management fee agreement, change in control fee to our lender and legal and other professional fees, while costs for the 2017 Combined Period related to the Stella Point acquisition consisting primarily of employee incentive bonuses and legal and other professional fees.

Depreciation and amortization—Depreciation and amortization of $15.7 million for the year ended December 31, 2018 decreased by $1.3 million from $17.0 million for the 2017 Combined Period, which includes $16.6 million for the 2017 Successor Period and $0.4 million for the 2017 Predecessor Period, a decrease of 8% from the 2017 Combined Period. Depreciation and amortization for the year ended December 31, 2018 includes accelerated amortization of $12.5 million related to agent relationships, trade name and developed technology, compared to $14.6 million in the 2017 Successor Period, a decrease of $2.1 million year over year. This decrease is offset by an increase in depreciation expense of $0.9 million related to capital expenditures placed into service during the year ended December 31, 2018. Depreciation and amortization expense is not fully comparable between the Successor and Predecessor periods due to the new basis established for the assets and liabilities of the Successor Company as of February 1, 2017.

Non-Operating Expenses

Interest expense—Interest expense was $18.4 million for the year ended December 31, 2018, an increase of $6.4 million or 53% from $12.0 million for the 2017 Combined Period, which includes $11.4 million for the 2017 Successor Period and $0.6 million for the 2017 Predecessor Period. This increase was primarily due to the prepayment penalty and write-off of unamortized debt origination costs related to the November 2018 refinancing of our senior secured credit facility, which were recorded within interest expense.

Income tax provision (benefit)—Income tax provision was $1.9 million for the year ended December 31, 2018, a change of $3.6 million from income tax benefit of $1.7 million for the 2017 Combined Period, which includes income tax expense of $0.5 million for the 2017 Successor Period and income tax benefit of $2.2 million for the 2017 Predecessor Period. The provision in the year ended December 31, 2018 is primarily associated with non-deductible expenses such as transaction costs and share-based compensation expense.

Net (Loss) Income

We had a net loss of $7.2 million for the year ended December 31, 2018, compared to a net loss of $13.5 million for the 2017 Combined Period, which includes $10.2 million from the 2017 Successor Period and $3.3 million from the 2017 Predecessor Period. The decrease in net loss is primarily due to the same factors discussed above.

Adjusted EBITDA

Adjusted EBITDA is defined as net (loss) income before depreciation and amortization, interest expense, income taxes, and also adjusted to add back certain charges and expenses, such as transaction costs and non-cash compensation costs, as these charges and expenses are not considered a part of our core business operations and are not an indicator of ongoing, future company performance.

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

Adjusted EBITDA is a non-GAAP financial measure and should not be considered as an alternative to operating income or net income as a measure of operating performance or cash flows or as a measure of liquidity. Non-GAAP financial measures are not necessarily calculated the same way by different companies and should not be considered a substitute for or superior to U.S. GAAP. Some of these limitations include the following:

Index
•	Adjusted EBITDA does not reflect the significant interest expense, or the amounts necessary to service interest or principal payments on our Credit Agreement;

•	Adjusted EBITDA does not reflect income tax provision (benefit), and because the payment of taxes is part of our operations, tax provision is a necessary element of our costs and ability to operate;

•
although depreciation and amortization are eliminated in the calculation of Adjusted EBITDA, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any costs of such replacements;

•	Adjusted EBITDA does not reflect the noncash component of share-based compensation;

•	Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters we consider not to be reflective, on a recurring basis, of our ongoing operations; and

•	other companies in our industry may calculate Adjusted EBITDA or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as supplemental information.

Adjusted EBITDA for the year ended December 31, 2018 was $47.1 million, representing an increase of $13.7 million, or 41%, from $33.4 million in the 2017 Combined Period, consisting of $31.1 million in the 2017 Successor Period and $2.3 million in the 2017 Predecessor Period. The increase in Adjusted EBITDA was primarily due to the increase in revenues of $58.4 million, less the increase in service charges from agents and banks of $37.5 million as well as increases in other operating expenses to support the growth in our business.

The following table presents the reconciliation of Adjusted EBITDA to net (loss) income, the Company’s closest GAAP measure:

	Successor Company		Predecessor Company
(in thousands)	Year Ended December 31, 2018	Period from February 1, 2017 to December 31, 2017	Period from January 1, 2017 to January 31, 2017

Net (loss) income	$(7,244)	$(10,174)	$(3,318)

Adjusted for:
Interest expense	18,448	11,448	614
Income tax provision (benefit)	1,868	534	(2,203)
Depreciation and amortization	15,671	16,645	382
EBITDA	28,743	18,453	(4,525)
Transaction costs (a)	10,319	8,706	3,917
Incentive units plan (b)	4,735	1,846	-
Change in control adjustment for stock options (c)	-	-	2,813
Share-based compensation, 2018 plan (d)	1,091	-	-
Registration costs (e)	615	-	-
Transition expenses (f)	348	-	-
Management fee (g)	585	715	-
TCPA Settlement (h)	192	-	-
Other empoyee severance (i)	106	-	-
One-time adjustment - bank fees (j)	-	642	-
One-time incentive bonuses (k)	-	514	-
Other charges and expenses (l)	410	196	104
Adjusted EBITDA	$47,144	$31,072	$2,309

Index
(a)
Represents direct costs related to the Merger and Stella Point acquisition, which are expensed as incurred and included as “transaction costs” in our consolidated statements of operations and comprehensive (loss) income. The year ended December 31, 2018 includes $10.3 million related to the Merger. Costs related to the Stella Point acquisition amount to $8.7 million for the 2017 Successor Period and $3.9 million for the 2017 Predecessor Period. These costs consist primarily of legal, consulting, accounting, advisory fees and certain incentive bonuses directly related to the above transactions.

(b)
In connection with the Stella Point acquisition, Class B, C and D incentive units were granted to our employees by Interwire LLC. The Successor Periods included expense regarding these incentive units, which became fully vested and were paid out upon the Closing Date of the Merger. As a result, employees no longer hold profits interests following the Merger.

(c)	Represents $2.8 million related to stock options issued by the Predecessor company, which vested upon the Stella Point acquisition.
(d)
Stock options and restricted stock were granted to employees and independent directors of the Company in connection with the completion of the Merger. The Company recorded $1.1 million of expense related to share-based compensation during the year ended December 31, 2018.

(e)	The Company incurred $0.6 million of expenses during the year ended December 31, 2018 for professional fees in connection with the registration of common stock underlying outstanding warrants.
(f)	Represents recruiting fees and severance costs related to managerial changes in connection with becoming a publicly-traded company.
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
(j)
We incurred a one-time expense in the 2017 Successor period to true-up the accrual for bank service charges. The amount of $0.6 million relates to prior year bank service changes, which were not considered material to any individual year.

(k)	Represents one-time cash bonuses paid to certain members of management in 2017 to recognize higher performance.
(l)
Includes loss on disposal of fixed assets, foreign currency (gains) losses and legal expenses considered to be non-recurring. The year ended December 31, 2018 also includes a one-time adjustment related to the Company’s loyalty programs of $0.2 million, while the 2017 Predecessor Period also includes amortization of restricted stock awards.

Successor Period Ended December 31, 2017 (“2017 Successor Period”) and Predecessor Period from January 1, 2017 to January 31, 2017 (“2017 Predecessor Period”) defined as “2017 Combined Period”, Compared to Predecessor Year Ended December 31, 2016

Revenues

Revenues for the above periods are presented below:

	Successor Company		Predecessor Company
($ in thousands)	Period from February 1, 2017 to December 31, 2017	% of Revenues	Period from January 1, 2017 to January 31, 2017	% of Revenues	Year Ended December 31, 2016	% of Revenues

Revenues:
Wire transfer and money order fees	$169,796	84%	$11,877	82%	$138,468	84%
Foreign exchange	30,014	15%	2,450	17%	25,782	15%
Other income	1,229	1%	98	1%	1,145	1%
Total revenues	$201,039	100%	$14,425	100%	$165,395	100%

Wire transfer and money order fees of $181.7 million for the 2017 Combined Period, including $169.8 million from the 2017 Successor Period and $11.9 million from the 2017 Predecessor Period, increased by $43.2 million from the Predecessor year ended December 31, 2016. This increase of 31% was primarily due to a 29% increase in transaction volume achieved in the 2017 Combined Period, largely due to the continued growth in our agent network.

Revenues from foreign exchange of $32.5 million for the 2017 Combined Period, including $30.0 million from the 2017 Successor Period and $2.5 million from the 2017 Predecessor Period, increased by $6.7 million or 26%, from $25.8 million for the Predecessor year ended December 31, 2016, primarily due to higher transaction volume achieved by growth in our agent network. This increase was partially offset by reduced foreign exchange income per transaction compared to the Predecessor year ended December 31, 2016.

Index
Operating Expenses

Operating expenses for the above periods are presented below:

	Successor Company		Predecessor Company
($ in thousands)	Period from February 1, 2017 to December 31, 2017	% of Revenues	Period from January 1, 2017 to January 31, 2017	% of Revenues	Year Ended December 31, 2016	% of Revenues

Operating expenses:
Service charges from agents and banks	$135,569	67%	$9,441	65%	$108,076	64%
Salaries and benefits	23,417	12%	4,530	31%	18,518	11%
Other selling, general and administrative expenses	14,894	7%	1,062	7%	12,346	8%
Transaction costs	8,706	4%	3,917	27%	901	1%
Depreciation and amortization	16,645	8%	382	3%	2,530	2%
Total operating expenses	$199,231	98%	$19,332	133%	$142,371	86%

Service charges from agents and banks—Service charges from agents and banks were $145.0 million, or 67% of revenues for the 2017 Combined Period, consisting of $135.6 million in the 2017 Successor Period and $9.4 million in the 2017 Predecessor Period, compared to $108.0 million, or 64% of revenues in the Predecessor year ended December 31, 2016. The increase of $37.0 million from the Predecessor year ended December 31, 2016 to the 2017 Combined Period was mainly due to the increase in transaction volume of 29%, an increase in commissions paid to our sending agents and an increase in bank service charges due to higher principal sent amounts.

Salaries and benefits—Salaries and benefits were $27.9 million for the 2017 Combined Period, including $23.4 million for the 2017 Successor Period and $4.5 million for the 2017 Predecessor Period, an increase of $9.4 million from $18.5 million for the Predecessor year ended December 31, 2016. Salaries and benefits increased $1.8 million in the Successor period due to incentive units granted by Interwire LLC to employees of the Company Additionally, the 2017 Predecessor Period included $2.9 million of expense related to the accelerated vesting of all stock options and restricted stock grants in connection with the Stella Point acquisition.

The remaining increase in salaries and benefits from the Predecessor year ended December 31, 2016 to the 2017 Combined Period related to enhancing our technical support and sales teams, which has grown to support the growing agent network. In addition, our sales department commissions increased for the 2017 Combined Period in comparison to the Predecessor year ended December 31, 2016.

Other selling, general and administrative expenses—Other selling, general and administrative expenses of $16.0 million for the 2017 Combined Period, including $14.9 million for the 2017 Successor Period and $1.1 million for the 2017 Predecessor Period, increased by $3.7 million from $12.3 million in the Predecessor year ended December 31, 2016. The increase resulted from higher selling-related costs from advertising and promotion, bad debt expense, and expenses associated with the growing sales team. Advertising in the 2017 Combined Period included the rollout of our online platform. Additionally, the 2017 Successor Period included a $0.7 million related-party management fee that was not included in the Predecessor Periods.

Transaction costs—Transaction costs of $12.6 million for the 2017 Combined Period, including $8.7 million for the 2017 Successor Period and $3.9 million for the 2017 Predecessor Period, increased by $11.7 million from $0.9 million in the Predecessor year ended December 31, 2016. Transaction costs in the 2017 Successor Period included $6.2 million of costs related to the Stella Point acquisition as well as $2.5 million of costs related to the Merger. Transaction costs in the Predecessor Periods were associated with the Stella Point acquisition. These costs included legal, consulting, accounting, advisory fees, and certain incentive bonuses directly related to the Stella Point acquisition.

Depreciation and amortization—Depreciation and amortization for the 2017 Successor Period included accelerated amortization of $14.5 million related to the trade name, developed technology and agent relationships. Depreciation and amortization expense is not comparable between the Successor and Predecessor periods due to the new basis established for the assets and liabilities of the Successor Company as of February 1, 2017.

Index
Non-Operating Expenses

Interest expense—Interest expense was $12.0 million for the 2017 Combined Period, including $11.4 million for the 2017 Successor Period and $0.6 million for the 2017 Predecessor Period, an increase of $2.5 million or 26%, from $9.5 million for the Predecessor year ended December 31, 2016. This increase was primarily due to the increase in the principal balance of the senior secured credit facility outstanding in the 2017 Combined Period.

Income tax provision (benefit)—Income tax benefit was $1.7 million for the 2017 Combined Period, including income tax expense of $0.5 million for the 2017 Successor Period and income tax benefit of $2.2 million for the 2017 Predecessor Period, a change of $5.8 million, from income tax expense of $4.1 million for the Predecessor year ended December 31, 2016. The benefit in the 2017 Combined Period included an unfavorable impact of $3.7 million associated with non-deductible expenses such as transaction costs and share-based compensation expense.

Net (Loss) Income

We had a net loss of $13.5 million for the 2017 Combined Period, including $10.2 million for the 2017 Successor Period and $3.3 million for the 2017 Predecessor Period, compared to net income of $9.4 million for the Predecessor year ended December 31, 2016, primarily due to the same factors discussed above.

Adjusted EBITDA

Adjusted EBITDA for the 2017 Combined Period was $33.4 million, consisting of $31.1 million in the 2017 Successor Period and $2.3 million in the 2017 Predecessor Period, representing an increase of $6.3 million or 23%, from $27.1 million for the Predecessor year ended December 31, 2016. The increase in Adjusted EBITDA was primarily due to the increase in revenues of $50.0 million, less the increase in service charges from agents and banks of $37.0 million as well as increases in other operating expenses to support the growth in our business.

The following table presents the reconciliation of Adjusted EBITDA to net (loss) income, the Company’s closest GAAP measure:

	Successor Company	Predecessor Company
(in thousands)	Period from February 1, 2017 to December 31, 2017	Period from January 1, 2017 to January 31, 2017	Year Ended December 31, 2016

Net (loss) income	$(10,174)	$(3,318)	$9,400

Adjusted for:
Interest expense	11,448	614	9,540
Income tax provision (benefit)	534	(2,203)	4,084
Depreciation and amortization	16,645	382	2,530
EBITDA	18,453	(4,525)	25,554
Transaction costs (a)	8,706	3,917	901
Incentive units plan (b)	1,846	-	-
Change in control adjustment for stock options (c)	-	2,813	-
Management fee (d)	715	-	-
One-time adjustment - bank fees (e)	642	-	-
One-time incentive bonuses (f)	514	-	-
Other charges and expenses (g)	196	104	646
Adjusted EBITDA	$31,072	$2,309	$27,101

(a)
Represents direct costs related to the Stella Point acquisition and the Merger, which are expensed as incurred and included as “transaction costs” in our consolidated statements of operations and comprehensive (loss) income. Costs related to the Stella Point acquisition amounted to $6.2 million for the 2017 Successor period, $3.9 million for the 2017 Successor Period and $0.9 million for the Predecessor year ended December 31, 2016. The 2017 Successor period also includes $2.5 million related to the Merger. These costs consist primarily of legal, consulting, accounting, advisory fees and certain incentive bonuses directly related to the above transactions.

Index
(b)
In connection with the Stella Point acquisition, Class B, C and D incentive units were granted to our employees by Interwire LLC. The 2017 Successor Period included $1.8 million of expense regarding Class B incentive units.

(c)	Represents $2.8 million related to stock options issued by the Predecessor Company, which vested upon the Stella Point acquisition.
(d)
Represents payments under our management agreement with Stella Point pursuant to which we paid a monthly fee for certain advisory and consulting services. In connection with the Merger, this agreement was terminated.

(e)
We incurred a one-time expense in the 2017 Successor period to true-up the accrual for bank service charges. The amount of $0.6 million relates to prior year bank changes, which were not considered material to any individual year.

(f)	Represents one-time cash bonuses paid to certain members of management in 2017 to recognize higher performance.
(g)
Includes loss on disposal of fixed assets, foreign currency (gains) losses and legal expenses considered to be non-recurring. Also, it includes amortization of restricted stock awards in the Predecessor periods.

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

On August 23, 2017, we refinanced our then-existing credit facility with a new senior secured credit facility (“Senior Secured Credit Facility”), which consisted of (i) a five-year $20 million senior secured revolving credit facility (“Revolving Facility”), scheduled to mature on August 23, 2022 and (ii) a five-year $97 million senior secured term loan facility (“Term Loan”), scheduled to mature on August 23, 2022. Interest on the Term Loan and Revolving Facility was determined by reference to either LIBOR or a “base rate”, in each case plus an applicable margin of 9% per annum for LIBOR loans or 8% per annum for base rate loans.

On December 19, 2017, the Senior Secured Credit Facility was amended to allow for the Merger, as the facility contained a restrictive covenant related to the change of control of the Company. We were required to pay $1.5 million in fees to our lenders, which was contingent on the closing of the Merger. This expense is included in transaction costs in the consolidated statements of operations and comprehensive (loss) income for year ended December 31, 2018 and was paid from the Merger proceeds on the Closing Date.

On November 7, 2018 and further amended on December 7, 2018, the Company entered into a new financing agreement (the “Credit Agreement”) with, among others, certain of its domestic subsidiaries as borrowers, certain other domestic subsidiaries and a group of banking institutions. The Credit Agreement provides for a $35.0 million revolving credit facility, a $90.0 million term loan facility and up to a $30.0 million incremental facility. The Credit Agreement also provides for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The proceeds of the loans were used to repay existing indebtedness under the Senior Secured Credit Facility, for working capital purposes and to pay fees and expenses in connection with the transaction. The maturity date of the Credit Agreement is November 7, 2023. Upon execution of the Credit Agreement, the Company incurred a prepayment penalty of approximately $1.8 million under the Senior Secured Credit Facility, which was recognized as interest expense in the fourth quarter of 2018 in the consolidated statements of operations and comprehensive (loss) income. In addition, in connection with the refinancing the Company wrote off approximately $3.5 million of debt origination costs related to the Senior Secured Credit Facility as interest expense during the fourth quarter of 2018.

Interest on the term loan facility and revolving credit facility for the Credit Agreement is determined by reference to either LIBOR or a “base rate”, in each case plus an applicable margin of 4.50% per annum for LIBOR loans or 3.50% per annum for base rate loans. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum.

The principal amount of the term loan facility for the Credit Agreement must be repaid in consecutive quarterly installments of 5% in year 1, 7.5% in years 2 and 3, 10% in years 4 and 5, in each case on the last day of each quarter, commencing in March 2019 with a final payment at maturity. The loans under the Credit Agreement may be prepaid at any time without payment or penalty.

Index
The Credit Agreement contains covenants that limit the Company’s and its subsidiaries’ ability to, among other things, grant liens, incur additional indebtedness, make acquisitions or investments, dispose of certain assets, make dividends and distributions, change the nature of their businesses, enter into certain transactions with affiliates or amend the terms of material indebtedness. The Credit Agreement allows for redemptions or acquisitions of the Company’s equity interests subject to certain dollar limitations.

 The Credit Agreement also contains financial covenants which require the Company to maintain a quarterly minimum fixed charge coverage ratio of 1.25:1.00 and a quarterly maximum consolidated leverage ratio of 3.25:1.00.

As of December 31, 2018 and 2017, we were in compliance with the covenants of the Credit Agreement and the Senior Secured Credit Facility, respectively.

As of December 31, 2018, we had total indebtedness of $120.0 million, including $90.0 million of borrowings under the term loan facility and $30.0 million in borrowings under the revolving facility and excluding debt origination costs of $3.3 million. There were $35.0 million of additional borrowings available under these facilities as of December 31, 2018.

Our indebtedness could adversely affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations. See “Risk Factors—Risks Relating to Our Indebtedness—We have a substantial amount of indebtedness, which may limit our operating flexibility and could adversely affect our business, financial condition and results of operations.”

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Successor Company		Predecessor Company
(in thousands)	Year Ended December 31, 2018	Period from February 1, 2017 to December 31, 2017	Period from January 1, 2017 to January 31, 2017	Year Ended December 31, 2016

Statement of Cash Flows Data:
Net cash provided by operating activities	$19,838	$7,417	$8,652	$22,396
Net cash used in investing activities	(5,451)	(5,275)	(249)	(3,012)
Net cash (used in) provided by financing activities	(1,113)	12,927	(2,000)	(558)
Effect of exchange rate changes on cash	(40)	98	(16)	(150)
Net increase in cash and restricted cash	13,234	15,167	6,387	18,676

Cash and restricted cash, beginning of the period	59,795	44,628	38,241	19,565
Cash and restricted cash, end of the period	$73,029	$59,795	$44,628	$38,241

Operating Activities

Net cash provided by operating activities was $19.8 million for the year ended December 31, 2018, an increase of $3.7 million from $16.1 million for the 2017 Combined Period, which includes $7.4 million for the 2017 Successor Period and $8.7 million for the 2017 Predecessor Period. The increase of $3.7 million in 2018 was impacted by non-recurring costs related to the Stella Point acquisition, which were paid during the 2017 Successor Period. The majority of the transaction costs associated with the Merger were paid at the Closing Date from the cash available in the FinTech trust, and therefore did not impact the operating cash flows for the year ended December 31, 2018. Additionally, operating cash flows for the year ended December 31, 2018 were positively impacted by growth of the business.

Net cash provided by operating activities was $16.1 million for the 2017 Combined Period, including $7.4 million for the 2017 Successor Period and $8.7 million for the 2017 Predecessor Period, a decrease of $6.3 million from $22.4 million for the Predecessor year ended December 31, 2016. The decrease in net cash provided by operating activities was impacted by costs related to the Stella Point acquisition, which were paid during the 2017 Successor Period. Additionally, cash flows in the 2017 Combined Period were negatively impacted by the timing of additional working capital needs in the 2017 Combined Period due to the increase in operating expenses in support of increased revenues.

Investing Activities

Net cash used in investing activities remained unchanged at $5.5 million for both the year ended December 31, 2018 and the 2017 Combined Period, which consisted of $5.3 million for the 2017 Successor Period and $0.2 million for the Predecessor Period. The increase on property and equipment investments during the year ended December 31, 2018 was largely as a result of the continued expansion of our agent network, which was offset primarily by $0.9 million of net cash that was used as part of the funding for the Stella Point acquisition in the 2017 Successor Period that did not reoccur in 2018.

Index
Net cash used in investing activities increased to $5.5 million for the 2017 Combined Period, consisting of $5.3 million for the 2017 Successor Period and $0.2 million for the Predecessor Period, as compared to $3.0 million for the Predecessor year ended December 31, 2016. This increase was primarily due to higher expenditures on property and equipment during the 2017 Successor Period compared to the Predecessor year ended December 31, 2016 largely as a result of expanding our agent network.

Financing Activities

Net cash used in financing activities was $1.1 million for the year ended December 31, 2018. The year ended December 31, 2018 included the proceeds and payments related to the Merger, the repayment of the term loan of $95.8 million, borrowings of $90.0 million as part of the refinancing of our Senior Secured Credit Facility in November 2018 (refer to the “Liquidity and Capital Resources” section of this MD&A), $10.0 million of net borrowings under the revolving facility, $1.8 million of a prepayment penalty and the payment of $3.5 million in debt origination costs.

Net cash provided by financing activities was $10.9 million for the 2017 Combined Period, including cash provided of $12.9 million for the 2017 Successor Period and cash used of $2.0 million for the Predecessor Period. The 2017 Combined Period included an additional $35.8 million in borrowings, net of dividend distributions of $20.2 million and payment of $4.7 million in debt origination costs. The additional borrowings were primarily due to the new Senior Secured Credit Facility entered into in August 2017.

Net cash used in financing activities was $0.6 million in the Predecessor year ended December 31, 2016. This included $34.0 million used to purchase common stock, $1.3 million of dividend distributions and payment of $2.3 million of debt origination costs, net of an increase in borrowings of $37.0 million.

Contractual Obligations

The following table includes aggregated information about contractual obligations that affect our liquidity and capital needs. At December 31, 2018, our contractual obligations over the next several periods were as follows:

(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Debt, principal payments	$120,000	$4,500	$13,500	$102,000	$-
Interest payments	36,076	9,088	14,939	12,049	-
Non-cancelable operating leases	6,662	1,425	2,175	1,624	1,438
Total	$162,738	$15,013	$30,614	$115,673	$1,438

Our consolidated balance sheet reflects $117.3 million of debt as of December 31, 2018, as the principal payment obligations of $120.0 million are gross of unamortized debt origination costs. The above table reflects the principal and interest of the revolver and term loan under the Credit Agreement that will be paid through the maturity of the debt using the rates in effect on December 31, 2018 and assuming no voluntary prepayments of principal.

Non-cancelable operating leases include various office leases, including our office headquarters.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, certain derivative instruments and variable interest entities that either have, or are reasonably likely to have, a current or future material effect on our consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect amounts reported in our consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. Management evaluates its accounting policies, estimates and judgments on an on-going basis. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note 2, "Summary of Significant Accounting Policies."

Index
Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or otherwise complex. Based on these criteria, management has identified the following critical accounting policies:

Revenue Recognition

Revenues for wire transfer and money order fees are recognized at the time the transaction is processed. These fees are recognized on a gross basis equal to the full amount of the fee charged to the customer as the Company is the primary obligor and has latitude in establishing price. Foreign exchange revenue, which represents the difference between the exchange rate set by the Company and the rate realized, is recognized upon the disbursement of U.S. dollars to the foreign bank. Other income primarily represents revenues for technology services provided to the independent network of agents who utilize the Company’s technology in processing transactions. Revenues for these transactions are recorded when persuasive evidence of an arrangement exists, delivery has occurred, or services have been rendered and collection is reasonably assured.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded upon initiation of the wire transfer and are typically due to us within five days. We maintain an allowance for doubtful accounts for estimated losses resulting primarily from the inability of our sending agents to make required payments. When preparing these estimates, we consider a number of factors, including the aging of a sending agent’s account, creditworthiness of specific sending agents, historical trends and other information. We review our allowance for doubtful accounts policy periodically, reflecting current risks and changes in industry conditions and, when necessary, will increase our allowance for doubtful accounts and recognize a provision for bad debt expense, included in other selling, general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income.

Goodwill and Intangible Assets

Goodwill and intangible assets result primarily from business combination acquisitions, including the Stella Point acquisition. Intangible assets include agent relationships, trade name, developed technology and other intangibles, all with finite lives. Upon the acquisition, the purchase price is first allocated to identifiable assets and liabilities, including the trade name and other intangibles, with any remaining purchase price recorded as goodwill.

Goodwill is not amortized. Rather, impairment tests are conducted on an annual basis, at the beginning of the fourth quarter, or more frequently if indicators of impairment are present. A qualitative assessment of goodwill was performed in the fourth quarter of 2018. A qualitative assessment includes consideration of the economic, industry and market conditions in addition to our overall financial performance and the performance of these assets. Based on the results of our assessment, no indicators of impairment were noted. Accordingly, no further impairment testing was completed, and no impairment charges related to goodwill were recognized during the year ended December 31, 2018.

Our agent relationships, trade name and developed technology are currently amortized utilizing an accelerated method over their estimated useful lives. Other intangible assets are amortized straight-line over a useful life of 10 years. We review for impairment indicators of finite-lived intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment indicators noted for long-lived assets, including amortizable intangible assets for the year ended December 31, 2018.

Income Taxes

We account for income taxes in accordance with U.S. generally accepted accounting principles which require, among other things, recognition of future tax benefits measured at enacted tax rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not.

We account for tax contingencies by assessing all material positions, including all significant uncertain positions, for all tax years that are open to assessment or challenge under tax statutes. Those positions that have only timing consequences are separately analyzed based on the recognition and measurement model provided in the tax guidance.

As required by the uncertain tax position guidance, we recognize the financial statement benefit of a position only after determining that the relevant tax authority would more likely than not sustain the positions following an audit. For tax positions meeting the more likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We are subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal or state and local income tax examinations by tax authorities for the years before 2014. We apply the uncertain tax position guidance to all tax positions for which the statute of limitations remains open. Our policy is to classify interest accrued as interest expense and penalties as operating expenses.

Index
Our foreign subsidiaries are subject to taxes by local tax authorities.

Recent Accounting Pronouncements

Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 2, “Summary of Significant Accounting Policies”, for further discussion.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We manage foreign currency risk through the structure of the business and an active risk management process. We currently settle with our payers in Latin America primarily by entering into short duration Foreign Exchange Spot transactions with local and foreign currency providers (“counterparties”). The foreign currency exposure on our Foreign Exchange Spot transactions is limited by the fact that all transactions are settled within two days from trade date. However, foreign currency fluctuations may negatively impact our average exchange gain per transaction.

We are exposed to changes in currency rates as a result of our investments in foreign operations and revenues generated in currencies other than the U.S. dollar. Revenues and profits generated by international operations will increase or decrease because of changes in foreign currency exchange rates. This foreign currency risk is related primarily to our operations in Mexico and Guatemala. Revenues from these operations represent less than 3% of our consolidated revenues for the year ended December 31, 2018. Therefore, a 10% increase or decrease in these currency rates against the U.S. Dollar would result in a minimal change to our overall operating results.

The spot and average exchange rates for Mexico and Guatemala currencies to U.S. dollar as of and for the years ended December 31, 2018, 2017 and 2016, respectively, are below:

	2018		2017		2016
	Spot	Average	Spot	Average	Spot	Average

Mexico Peso/Dollar	19.65	19.22	19.72	18.91	20.73	18.70
Guatemala Quetzal/Dollar	7.73	7.52	7.35	7.35	7.52	7.61

Long-term sustained devaluation of the Mexican peso or Guatemalan quetzal as compared to the U.S. dollar could affect our margins.

Interest Rate Risk

Interest on the term loan facility and revolving credit facility under the Credit Agreement is determined by reference to either LIBOR or a “base rate”, in each case, plus an applicable margin of 4.50% per annum for LIBOR loans or 3.50% per annum for base rate loans. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum. Since interest expense is subject to fluctuation, if interest rates increase, our debt service obligations on such variable rate indebtedness would increase even though the amount borrowed remained the same. Accordingly, an increase in interest rates would adversely affect our profitability.

As of December 31, 2018, we had $90.0 million in outstanding borrowings under the term loan. A hypothetical 1% increase or decrease in the interest rate on our indebtedness as of December 31, 2018 would have increased or decreased cash interest expense on our term loan by approximately $0.9 million per annum.

As of December 31, 2018, we had $30.0 million in outstanding borrowings under our revolving credit facility. A hypothetical 1% increase or decrease in the interest rate on our indebtedness as of December 31, 2018 would have increased or decreased cash interest expense on our revolving credit facility by approximately $0.3 million per annum.

Index
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

We are also exposed to credit risk related to receivable balances from sending agents. We perform a credit review before each agent signing and conduct ongoing analyses of sending agents and certain other parties we transact with directly. As of December 31, 2018, we also had $1.2 million outstanding of notes receivable from sending agents. Most of the notes are collateralized by personal guarantees from the sending agents and by assets from their businesses.

Our provision associated with bad debts was approximately $1.2 million for the year ended December 31, 2018 (0.5% of total revenues in 2018), $1.5 million for the 2017 Combined Period (0.7% of total revenues for the 2017 Combined Period) and $0.9 million for the year ended December 31, 2016 (0.7% of total revenues in 2016).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited Consolidated Financial Statements as of December 31, 2018 and 2017 and for the year ended December 31, 2018, the Successor Period of February 1, 2017 through December 31, 2017 and Predecessor Periods of January 1, 2017 through January 31, 2017 and year ended December 31, 2016

Index
Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
International Money Express, Inc. and subsidiaries
Miami, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of International Money Express, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017 (successor Company), and the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2018 (successor period), for the periods from February 1, 2017 through December 31, 2017 (successor period), from January 1, 2017 through January 31, 2017 (predecessor period), and for the year ended December 31, 2016 (predecessor period), and related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017 (successor Company), and the results of their operations and their cash flows for the year ended December 31, 2018 (successor period), for the periods from February 1, 2017 through December 31, 2017 (successor period), from January 1, 2017 through January 31, 2017 (predecessor period), and for the year ended December 31, 2016 (predecessor period), in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

/s/ BDO USA, LLP

Certified Public Accountants

We have served as the Company's auditor since 2017.

Miami, Florida

March 22, 2019

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	Successor Company December 31,
	2018	2017
ASSETS
Current assets:
Cash	$73,029	$59,156
Accounts receivable, net of allowance of $842 and $566, respectively	35,795	51,374
Prepaid wires	26,655	7,676
Other prepaid expenses and current assets	3,171	900
Total current assets	138,650	119,106

Property and equipment, net	10,393	8,491
Goodwill	36,260	36,260
Intangible assets, net	36,395	48,741
Deferred tax asset, net	2,267	1,749
Other assets	1,874	2,232
Total assets	$225,839	$216,579

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt, net	$3,936	$3,913
Accounts payable	11,438	8,920
Wire transfers and money orders payable	36,311	48,277
Accrued and other	16,355	11,514
Total current liabilities	68,040	72,624

Long term liabilities:
Debt, net	113,326	108,053
Total long term liabilities	113,326	108,053

Commitments and contingencies, see Note 14

Stockholders' equity:
Common stock $0.0001 par value; 230,000,000 shares authorized, 36,182,783 and 17,227,682 shares issued and outstanding as of December 31, 2018 and 2017, respectively	4	2
Additional paid-in capital	61,889	46,076
Accumulated deficit	(17,418)	(10,174)
Accumulated other comprehensive loss	(2)	(2)
Total stockholders' equity	44,473	35,902
Total liabilities and stockholders' equity	$225,839	$216,579

The accompanying notes are an integral part of these consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except for share data)

	Successor Company		Predecessor Company
	Year Ended December 31, 2018	Period from February 1, 2017 to December 31, 2017	Period from January 1, 2017 to January 31, 2017	Year Ended December 31, 2016

Revenues:
Wire transfer and money order fees	$232,380	$169,796	$11,877	$138,468
Foreign exchange	39,765	30,014	2,450	25,782
Other income	1,756	1,229	98	1,145
Total revenues	273,901	201,039	14,425	165,395

Operating expenses:
Service charges from agents and banks	182,471	135,569	9,441	108,076
Salaries and benefits	32,926	23,417	4,530	18,518
Other selling, general and administrative expenses	19,442	14,894	1,062	12,346
Transaction costs	10,319	8,706	3,917	901
Depreciation and amortization	15,671	16,645	382	2,530
Total operating expenses	260,829	199,231	19,332	142,371

Operating income (loss)	13,072	1,808	(4,907)	23,024

Interest expense	18,448	11,448	614	9,540

(Loss) income before income taxes	(5,376)	(9,640)	(5,521)	13,484

Income tax provision (benefit)	1,868	534	(2,203)	4,084

Net (loss) income	(7,244)	(10,174)	(3,318)	9,400

Other comprehensive (loss) income	-	(2)	(3)	110

Comprehensive (loss) income	$(7,244)	$(10,176)	$(3,321)	$9,510

Loss per common share:
Basic and diluted	$(0.28)	$(0.59)

Weighted-average common shares outstanding:
Basic and diluted	25,484,386	17,227,682

The accompanying notes are an integral part of these consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except for share data)

	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Loss	Equity
Predecessor Company
Balance, December 31, 2015	137,542,365	$1,375	$104,679	$(76,951)	$(130)	$28,973
Net income	-	-	-	9,400	-	9,400
Purchase of Common Stock	(57,627,100)	(576)	(33,424)	-	-	(34,000)
Common dividend distributions	-	-	(1,287)	-	-	(1,287)
Share-based compensation	1,963,900	20	43	-	-	63
Adjustment from foreign currency translation, net	-	-	-	-	110	110
Balance, December 31, 2016	81,879,165	819	70,011	(67,551)	(20)	3,259
Net loss	-	-	-	(3,318)	-	(3,318)
Share-based compensation	561	5	2,911	-	-	2,916
Adjustment from foreign currency translation, net	-	-	-	-	(3)	(3)
Balance, January 31, 2017	81,879,726	$824	$72,922	$(70,869)	$(23)	$2,854

Successor Company
Balance, February 1, 2017	17,227,682	$2	$64,408	$-	$-	$64,410
Net loss	-	-	-	(10,174)	-	(10,174)
Common dividend distributions	-	-	(20,178)	-	-	(20,178)
Share-based compensation	-	-	1,846	-	-	1,846
Adjustment from foreign currency translation, net	-	-	-	-	(2)	(2)
Balance, December 31, 2017	17,227,682	2	46,076	(10,174)	(2)	35,902
Net loss	-	-	-	(7,244)	-	(7,244)
Net equity infusion from reverse recapitalization	18,955,101	2	9,987	-	-	9,989
Share-based compensation	-	-	5,826	-	-	5,826
Balance, December 31, 2018	36,182,783	$4	$61,889	$(17,418)	$(2)	$44,473

The accompanying notes are an integral part of these consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor Company		Predecessor Company
	Year Ended December 31, 2018	Period from February 1, 2017 to December 31, 2017	January 1, 2017 to January 31, 2017	Year Ended December 31, 2016

Cash flows from operating activities:
Net (loss) income	$(7,244)	$(10,174)	$(3,318)	$9,400
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	15,671	16,645	382	2,530
Share-based compensation	5,826	1,846	2,916	63
Provision for bad debt	1,236	1,401	84	909
Debt origination costs amortization	4,448	335	39	2,671
Deferred taxes	191	370	(2,214)	3,719
Debt extinguishment costs	1,843	-	-	-
Loss on disposal of property and equipment	216	128	12	173
Total adjustments	29,431	20,725	1,219	10,065
Changes in operating assets and liabilities:
Accounts receivable	14,337	(29,173)	3,612	(15,866)
Prepaid wires	(19,000)	(4,144)	7,849	777
Other prepaid expenses and assets	(2,080)	(1,011)	71	(302)
Wire transfers and money orders payable	(11,899)	27,638	(1,884)	13,759
Accounts payable and accrued other	16,293	3,556	1,103	4,563
Net cash provided by operating activities	19,838	7,417	8,652	22,396

Cash flows from investing activities:
Purchases of property and equipment	(5,331)	(4,351)	(249)	(3,012)
Net cash used in acquisition	-	(924)
Acquisition of agent locations	(120)	-	-	-
Net cash used in investing activities	(5,451)	(5,275)	(249)	(3,012)

Cash flows from financing activities:
Borrowings under term loan	90,000	102,000	-	40,332
Proceeds from reverse recapitalization	101,664	-	-	-
Cash consideration to Intermex shareholders	(101,659)	-	-	-
Borrowings (repayments) under revolving loan, net	10,000	12,000	(2,000)	(2,000)
Repayment of term loan	(95,788)	(76,212)	-	(1,287)
Debt origination costs	(3,487)	(4,683)	-	(2,316)
Debt extinguishment costs	(1,843)	-	-	-
Common dividend distributions	-	(20,178)	-	(1,287)
Purchase of common stock	-	-	-	(34,000)
Net cash (used in) provided by financing activities	(1,113)	12,927	(2,000)	(558)

Effect of exchange rate changes on cash	(40)	98	(16)	(150)

Net increase in cash and restricted cash	13,234	15,167	6,387	18,676

Cash and restricted cash, beginning of the period	59,795	44,628	38,241	19,565

Cash and restricted cash, end of the period	$73,029	$59,795	$44,628	$38,241

The accompanying notes are an integral part of these consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Successor Company		Predecessor Company
	Year ended December 31, 2018	Period from February 1, 2017 to December 31, 2017	Period from January 1, 2017 to January 31, 2017	Year ended December 31, 2016

Supplemental disclosure of cash flow information:
Interest payments	$10,703	$11,687	$659	$6,765
Income tax payments	$1,495	$400	$-	$155

Supplemental disclosure of non-cash financing activities:
Agent business acquired in exchange for receivables	$-	$640	$-	$343
Intermex transaction accruals settled by acquisition proceeds	$9,062	$-	$-	$-
Net assets acquired in the Merger	$922	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS

On July 26, 2018 (the “Closing Date”), International Money Express, Inc. (formerly FinTech Acquisition Corp. II) consummated the previously announced transaction (the “Merger”) by and among FinTech Acquisition Corp. II, a Delaware corporation (“FinTech”), FinTech II Merger Sub Inc., a wholly-owned subsidiary of FinTech (“Merger Sub 1”), FinTech II Merger Sub 2 LLC, a wholly-owned subsidiary of FinTech (“Merger Sub 2”), Intermex Holdings II, Inc. (“Intermex”) and SPC Intermex Representative LLC (“SPC Intermex”) (See Note 3). As a result of the Merger, the separate corporate existence of Intermex ceased and Merger Sub 2 (which changed its name to International Money Express Sub 2, LLC in connection with the closing of the Merger) continued as the surviving entity. In connection with the closing of the Merger, FinTech changed its name to International Money Express, Inc. (the “Company”). Unless the context below otherwise provides, the “Company” refers to the combined company following the Merger and, together with their respective subsidiaries, “FinTech” refers to the registrant prior to the closing of the Merger and “Intermex” refers to Intermex Holdings II, Inc. prior to the closing of Merger.

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

Stella Point Capital, LLC (“Stella Point”) acquired a majority interest in Intermex on February 1, 2017 as discussed in further detail in Note 3. In connection with the acquisition of Intermex by Stella Point, the Company applied “push-down” accounting and the assets and liabilities were adjusted to fair value on the closing date of the transaction, February 1, 2017. As a result, the Company's consolidated financial statement presentation distinguishes between a predecessor period ("Predecessor") for periods prior to the transaction, and a successor period ("Successor"), for periods subsequent to the transaction.

The consolidated financial statements of the Company include Intermex, its wholly-owned indirect subsidiary, Intermex Wire Transfer, LLC (“LLC”), Intermex Wire Transfers de Guatemala, S.A. (“Intermex Guatemala”) - 99.8% owned by LLC, Intermex Wire Transfer de Mexico, S.A. and Intermex Transfers de Mexico, S.A. (“Intermex Mexico”) - 98% owned by LLC, Intermex Wire Transfer Corp. - 100% owned by LLC and Intermex Wire Transfer II, LLC - 100% owned by LLC. Non-controlling interest in the results of operations of consolidated subsidiaries represents the minority stockholders’ share of the profit or (loss) of Intermex Mexico and Intermex Guatemala. The non-controlling interest asset and non-controlling interest in the portion of the profit or (loss) from operations of these subsidiaries were not recorded by the Company as they are considered immaterial.

The accompanying financial statements in this Annual Report on Form 10-K are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. All significant inter-company balances and transactions have been eliminated. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Index
The Company operates as a money transmitter, primarily between the United States of America (“U.S.”) and Mexico, Guatemala and other countries in Latin America through a network of authorized agents located in various unaffiliated retail establishments throughout the U.S.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

Earnings (Loss) per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for each period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares and common stock equivalents outstanding for each period. Diluted earnings (loss) per share reflects the potential dilution that could occur if outstanding stock options and warrants at the presented dates are exercised and shares of restricted stock have vested, using the treasury stock method. Potential common shares are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss. Stock options, restricted stock units and warrants are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company’s common stock for the period.

Cash

Cash is comprised of deposits in U.S. and foreign banks. The Company recognizes interest income from its cash deposits on an accrual basis. The Company considers cash equivalents to be short term, highly liquid investments with maturities of three months or less.

Concentration of Credit Risk

The Company maintains certain of its cash balances in various U.S. banks, which at times, may exceed federally insured limits. The amount that exceeded the federally insured limits totaled $61.4 million and $31.7 million as of December 31, 2018 and 2017, respectively. The Company has not incurred any losses on these accounts. In addition, the Company maintains various bank accounts in Mexico and Guatemala, which are not insured. The Company has not incurred any losses on these uninsured foreign bank accounts, and management believes it is not exposed to any significant credit risk regarding these accounts. Cash balances were as follows at December 31 (in thousands):

	December 31, 2018	December 31, 2017

Cash in U.S. dollars in U.S. banks	$69,155	$55,376
Cash in foreign banks and foreign currency	3,865	3,774
Petty cash	9	6
	$73,029	$59,156

Index
Revenue Recognition

Revenues for wire transfer and money order fees are recognized at the time the transaction is processed. These fees are recognized on a gross basis equal to the full amount of the fee charged to the customer as the Company is the primary obligor and has latitude in establishing price. Foreign exchange revenue, which represents the difference between the exchange rate set by the Company and the rate realized, is recognized upon the disbursement of U.S. dollars to the foreign bank. Other income primarily represents revenues for technology services provided to the independent network of agents who utilize the Company’s technology in processing transactions. Revenues for these transactions are recorded when persuasive evidence of an arrangement exists, delivery has occurred, or services have been rendered and collection is reasonably assured.

Business Combinations

The Company accounts for its business combinations using the acquisition method, which requires that intangible assets be recognized apart from goodwill if they are contractual in nature or separately identifiable. Acquisitions are measured on the fair value of consideration exchanged and, if the consideration given is not cash, measurement is based on the fair value of the consideration given or the fair value of the assets acquired, whichever is more reliably measurable. The excess of cost of an acquired entity over the fair value of identifiable acquired assets and liabilities assumed is allocated to goodwill.

The valuation and allocation processes rely on significant assumptions made by management. In certain situations, the allocations of excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when the Company receives updated information, including valuations and other analyses, which are completed within one year of the acquisition. Revisions to the fair values, which may be significant, are recorded when pending information is finalized, within one year from the acquisition date.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded upon initiation of the wire transfer and are typically due to the Company within five days. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its sending agents to make required payments. When preparing these estimates, management considers a number of factors, including the aging of a sending agent’s account, creditworthiness of specific sending agents, historical trends and other information. The Company reviews its allowance for doubtful accounts policy periodically, reflecting current risks and changes in industry conditions and when necessary, will increase its allowance for doubtful accounts and recognize a provision to bad debt expense, included in other selling, general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income. Accounts receivable that are more than 90 days past due are charged off against the allowance for doubtful accounts.

Prepaid Wires

Prepaid wires represent funds that are required at certain payer agent locations in advance of a transaction, which are typically utilized within a few days.

Prepaid Expenses and Other Assets

Prepaid expenses, other current assets and other assets consist primarily of prepaid expenses, notes receivable (see Note 4), and restricted cash. Interest income on notes receivable is recognized on a cash basis due to uncertainty on receiving the interest payments. Restricted cash was maintained by a United States Bank and was cash collateral for an irrevocable stand-by letter of credit in the amount of $0.6 million issued as collateral for the operating lease of the Company’s headquarters and recorded in other assets at December 31, 2017 in the consolidated balance sheets. This lease was renegotiated in April 2018, and accordingly, the letter of credit is no longer required; the Company collected the funds in the fourth quarter of 2018 and, as such, no restricted cash is held at December 31, 2018.

Index
Property and Equipment

Property and equipment, including leasehold improvements, are stated at cost, or the allocated fair value in purchase accounting, less accumulated depreciation and amortization. The costs of additions and betterments that substantially extend the useful life of an asset are capitalized and the expenditures for ordinary repairs and maintenance are expensed in the period incurred as part of other selling, general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the life of the lease or the estimated useful life of the improvement, whichever is shorter. At the time depreciable assets are retired or otherwise disposed, the cost and the related accumulated depreciation of such assets are eliminated from the accounts and any gain or loss is recognized in the current period. The Company capitalizes costs incurred for the development of internal use computer software, which are depreciated over five years using the straight-line method.

Goodwill and Intangible Assets

Goodwill and Intangible assets result primarily from business combination acquisitions, including the Stella Point acquisition discussed in Note 3. Intangible assets include agent relationships, trade name, developed technology and other intangibles, all with finite lives. Upon the acquisition, the purchase price is first allocated to identifiable assets and liabilities, including the trade name and other intangibles, with any remaining purchase price recorded as goodwill.

Goodwill is not amortized, rather, impairment tests are conducted on an annual basis, in the fourth quarter, or more frequently if indicators of impairment are present. A qualitative assessment of goodwill was performed in 2017 subsequent to the Stella Point acquisition on February 1, 2017 (see Note 3) and in the fourth quarter of 2018. A qualitative assessment includes consideration of the economic, industry and market conditions in addition to the overall financial performance of the Company and these assets. Based on the results of the assessment, no indicators of impairment were noted. Accordingly, no further impairment testing was completed, and no impairment charges related to goodwill were recognized during the Successor period from February 1, 2017 through December 31, 2017 and for the year ended December 31, 2018.

The Company’s agent relationships, trade name and developed technology are currently amortized utilizing an accelerated method over their estimated useful lives of 15 years. Other intangible assets are amortized on a straight-line basis over a useful life of 10 years. The Company reviews for impairment indicators of finite-lived intangibles and other long-lived assets as described below in "Impairment of Long-Lived Assets."

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets. There were no impairment indicators noted for all periods presented in the consolidated financial statements for long-lived assets, including amortizable intangible assets.

Debt Origination Costs

The Company incurred debt origination costs related to their credit agreement, consisting of a term loan and a revolving credit facility (see Note 8) and amortizes these costs over the life of the related debt using the straight-line method, which approximates the effective interest method. The unamortized portion of debt origination costs related to the term loan are recorded on the consolidated balance sheets as an offset to the related debt, while deferred up-front commitment fees paid directly to the lender related to the revolving credit facility are recorded within other assets in the consolidated balance sheets. Amortization of debt origination costs is included as a component of interest expense in the consolidated statements of operations and comprehensive (loss) income.

Index
Advertising Costs

Advertising costs are included in other selling, general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income and are expensed as incurred. The Company incurred advertising costs of approximately $1.8 million and $1.7 million for the year ended December 31, 2018 and the Successor period from February 1, 2017 through December 31, 2017, respectively, and approximately $0.1 million and $1.1 million for the Predecessor periods from January 1, 2017 through January 31, 2017 and the year ended December 31, 2016, respectively.

Income Taxes

The Company accounts for income taxes in accordance with U.S. generally accepted accounting principles which require, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not.

The Company accounts for tax contingencies by assessing all material positions, including all significant uncertain positions, for all tax years that are open to assessment or challenge under tax statutes. Those positions that have only timing consequences are separately analyzed based on the recognition and measurement model provided in the tax guidance.

As required by the uncertain tax position guidance, the Company recognizes the financial statement benefit of a position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for the years before 2014. The Company applies the uncertain tax position guidance to all tax positions for which the statute of limitations remains open. The Company’s policy is to classify interest accrued as interest expense and penalties as operating expenses. As of December 31, 2018 and 2017, the Company did not have any amounts accrued for interest and penalties or recorded for uncertain tax positions.

Foreign subsidiaries of the Company are subject to taxes by local tax authorities.

Foreign Currency Translation and Transactions

The financial statements and transactions of the Company’s foreign operations are maintained in their functional currency, which is other than the U.S. dollar. Assets and liabilities are translated at current exchange rates in effect at the balance sheet date. Revenue and expenses are translated at the average exchange rate for each period. Translation adjustments, which result from the process of translating the financial statements of the Company’s foreign operations into U.S. dollars, are recorded as a component of accumulated other comprehensive loss.

Gains or losses from foreign currency transactions amounted to approximately $29.8 thousand and $(17.0) thousand for the year ended December 31, 2018 and the Successor period from February 1, 2017 through December 31, 2017, respectively, and approximately $11.6 thousand and $1.1 thousand for the Predecessor periods from January 1, 2017 through January 31, 2017 and year ended December 31, 2016, respectively, and are included in other selling, general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income.

Index
Foreign Exchange Spot Transactions

On the normal course of business, the Company enters into Foreign Exchange Spot transactions to purchase foreign currency at the current market rate. The Company records Foreign Exchange Spot transactions on trade date. These transactions are settled within one or two days from trade date.

Comprehensive (Loss) Income

Comprehensive (loss) income consists of net (loss) income and the foreign currency translation adjustment and is presented in the consolidated statements of operations and comprehensive (loss) income.

Share-Based Compensation

The Company accounts for its share-based employee compensation expense related to incentive units, restricted stock grants and stock options under generally accepted accounting principles, which requires the measurement and recognition of compensation costs for all equity-based payment awards made to employees and directors based on estimated fair values. We have elected to account for forfeitures as they occur. See Note 11 for further discussion related to the Company’s share-based compensation plans.

Segments

The Company’s business is organized around one reportable segment that provides money transmittal services primarily between the USA and Latin America. This is based on the objectives of the business and how our chief operating decision maker, the CEO and President, monitors operating performance and allocates resources.

Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued amended guidance, Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents in the consolidated statements of cash flows. The Company adopted this guidance in the first quarter of 2018 using a retrospective transition method for each period presented. Cash and restricted cash included $0.6 million of restricted cash recorded in other assets in the Company’s consolidated balance sheet as of December 31, 2017. There was no restricted cash in the Company’s consolidated balance sheet as of December 31, 2018.

The FASB issued guidance, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this guidance in the first quarter of 2018, and the impact of this adoption did not have a material impact on the Company’s consolidated financial statements.

The FASB issued guidance, Revenue from Contracts with Customers, which amended the existing accounting standards for revenue recognition. The new guidance establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. This guidance is required to be adopted by the Company in the first quarter of 2019 and can be applied using either a retrospective or a modified retrospective approach. Based on our assessment of the new standard, we have determined the vast majority of our revenues include only one performance obligation, which is to collect the consumer's funds and make them available for payment, generally on the same day, to a designated recipient in the currency requested. Accordingly, management concluded this standard will not have a material impact on the Company’s consolidated financial statements. The Company will adopt the standard using the modified retrospective approach, applied to all contracts with customers, with the cumulative effect of adoption included in accumulated deficit as of January 1, 2019. Management has completed an assessment of the new disclosure requirements of this guidance and has updated its systems and processes to comply with the new disclosure requirements.

The FASB issued amended guidance, Business Combinations - Clarifying the Definition of a Business, which assists entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. This guidance is required to be adopted by the Company in the first quarter of 2019 on a prospective basis, and the Company does not believe it will have a material impact on the consolidated financial statements.

Index
The FASB issued guidance, Leases, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. The guidance requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. This guidance is required to be adopted by the Company in the first quarter of 2020 and must be applied using a modified retrospective approach. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements.

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

The FASB issued amended guidance, Intangibles – Goodwill and other: Simplifying the Test for Goodwill Impairment. The amended standard simplifies how an entity tests goodwill by eliminating Step 2 of the goodwill impairment test related to measuring an impairment charge. Instead, impairment will be recorded for the amount that the carrying amount of a reporting unit exceeds its fair value. This new guidance is effective for the Company beginning in in the first quarter of 2021. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

The FASB issued guidance, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, regarding the measurement of credit losses for certain financial instruments. The new standard replaces the incurred loss model with a current expected credit loss (“CECL”) model. The CECL model is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. The Company is required to adopt the new standard in the first quarter of 2022. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior-year amounts in the consolidated balance sheets and consolidated statements of operations and comprehensive (loss) income to conform to current-year reporting classifications. These reclassifications had no impact on net (loss) income, comprehensive (loss) income or stockholder’s equity.

NOTE 3 – FINTECH MERGER AND STELLA POINT ACQUISITION

FinTech Merger

As discussed in Note 1, on July 26, 2018, Intermex and FinTech consummated the Merger, which has been accounted for as a reverse recapitalization. Immediately prior to the Merger, FinTech’s shareholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 4.9 million shares of FinTech for gross redemption payments of $49.8 million. Subsequent to this redemption, there were 18.9 million outstanding shares. The aggregate consideration paid in the Merger by FinTech to the Intermex shareholders consisted of approximately (i) $102.0 million in cash and (ii) 17.2 million shares of FinTech common stock. In accounting for the reverse recapitalization, the net cash proceeds received from FinTech amounted to $5.0 thousand as shown in the table below (in thousands):

Index
Cash balance available to Intermex prior to the consummation of the Merger	$110,726
Less:
Intermex Merger costs paid from acquisition proceeds at closing	(9,062)
Cash consideration to Intermex shareholders	(101,659)
Net cash proceeds from reverse recapitalization	$5

Cash balance available to Intermex prior to the consummation of the Merger	$110,726
Less:
Cash consideration to Intermex shareholders	(101,659)
Other FinTech assets acquired and liabilities assumed in the Merger:
Prepaid expenses	76
Accrued liabilities	(136)
Deferred tax assets	982
Net equity infusion from FinTech	$9,989

Cash consideration to Intermex shareholders includes the payout of all vested Incentive Units issued to employees of the Company as discussed in Note 11.

After the completion of the Merger on July 26, 2018, there were 36.2 million shares of International Money Express, Inc. common stock outstanding, warrants to purchase 9 million shares of common stock and 3.4 million shares reserved for issuance under the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (See Note 11).

In connection with the Merger, the Company acquired approximately $1 million of deferred tax assets from FinTech. These deferred tax assets relate to capitalized transaction costs incurred by FinTech prior to the merger, therefore they have been recorded through APIC, and will be amortizable on the Company’s post-Merger tax returns over a period of 15 years.

Acquisition by Stella Point

On February 1, 2016, Intermex and its majority owner at the time, Lindsay Goldberg LLC, entered into an agreement with Stella Point, acquirer, for the sale of Intermex. This acquisition was accounted for as a business combination and became effective on February 1, 2017 for a transaction price of $52.0 million in cash, plus $12.4 million of rollover equity from certain existing management holders, the assumption of approximately $78.0 million of Intermex’s outstanding debt and an additional funding of $5.0 million of Intermex debt. There was no contingent consideration in the transaction. As a result, Stella Point acquired 80.7% of the voting equity interest in Intermex and other minority stockholders acquired the remaining interest, none individually greater than 10%. The purchase price in excess of the fair value of acquired assets was accounted for as goodwill, as discussed further below.

Index
The acquisition method for a business combination requires that the assets acquired and liabilities assumed be recognized at their allocated fair values as of the February 1, 2017 acquisition date, which is summarized below (in thousands):

Successor Company
Cash	$43,065
Accounts receivables	24,032
Prepaid and other current assets	3,713
Property and equipment	6,328
Other assets	1,345
Total tangible assets acquired	78,483
Intangible assets acquired	62,660
Deferred tax asset, net	2,119
Less: Liabilities assumed	(115,112)
Net assets	28,150

Goodwill	36,260
Total purchase price	$64,410

The intangible assets acquired consist primarily of agent relationships, trade name and developed technology. The excess of the purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, which is attributable to the workforce and reputation of Intermex. The accounting for this business combination has been completed, therefore the measurement period is closed. Goodwill was not deductible for income tax purposes.

Transaction Costs

Direct costs related to the Merger and Stella Point acquisition were expensed as incurred and included as Transaction costs in the consolidated statements of operations and comprehensive (loss) income. Transaction costs for the year ended December 31, 2018 amounted to $10.3 million and related specifically to the Merger, while expenses of $8.7 million for the Successor period from February 1, 2017 through December 31, 2017 and $3.9 million and $0.9 million for the Predecessor periods from January 1, 2017 through January 31, 2017 and the year ended December 31, 2016, respectively, related to the Stella Point acquisition. Transaction costs include all internal and external costs directly related to the Merger and Stella Point acquisition, consisting primarily of legal, consulting, accounting, advisory and financing fees and certain incentive bonuses.

NOTE 4 – NOTES RECEIVABLE

The Company had notes receivable from sending agents at December 31 as follows (in thousands):

	December 31, 2018	December 31, 2017
Notes receivable, current	$730	$471
Allowance	(279)	(176)
Net current	$451	$295

Notes receivable, long-term	$478	$608
Allowance	(169)	(248)
Net long-term	$309	$360

The net current portion is included in other prepaid expenses and current assets, and the net long-term portion is included in other assets in the consolidated balance sheets. The notes have interest rates ranging from 0% to 18.5% per annum. At December 31, 2018 and 2017, there were $1.2 million and $1.1 million, respectively, of notes collateralized by personal guarantees from the sending agents and by assets from their businesses in case of a default by the agent.

Index
The maturities of notes receivable at December 31, 2018 is as follows (in thousands):

Unpaid Principle Balance
Under 1 year	$730
Between 1 and 2 years	438
Between 2 and 3 years	40
Total	$1,208

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at December 31 consists of the following (in thousands):

	December 31, 2018	December 31, 2017	Estimated Useful Life (in years)

Computer software and equipment	$14,114	$9,154	3 to 5
Office Improvements	989	798	5
Furnitures and fixtures	397	303	7
	15,500	10,255
Less accumulated depreciation	(5,107)	(1,764)
	$10,393	$8,491

Computer software and equipment above includes equipment maintained at locations of agents and used and owned by the Company of approximately $7.2 million and $3.8 million at December 31, 2018 and 2017, respectively. Also, it includes development of internal use software of approximately $1.9 million and $1.3 million at December 31, 2018 and 2017, respectively. Depreciation expense was approximately $3.2 million and $2.1 million for the year ended December 31, 2018 and Successor period from February 1, 2017 through December 31, 2017, respectively, and $0.2 million and $1.6 million for the Predecessor periods from January 1, 2017 through January 31, 2017 and year ended December 31, 2016, respectively.

Repairs and maintenance expenses were approximately $1.4 million and $0.9 million for the year ended December 31, 2018 and Successor period from February 1, 2017 through December 31, 2017, respectively, and approximately $0.1 million and $0.8 million for the Predecessor periods from January 1, 2017 through January 31, 2017 and year ended December 31, 2016, respectively.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization at December 31 for goodwill and intangible assets are as follows (in thousands):

	December 31, 2018	December 31, 2017
Indefinite life:
Goodwill	$36,260	$36,260
Total indefinite life	$36,260	$36,260

Amortizable:
Agent relationships	$40,500	$40,500
Trade name	15,500	15,500
Developed technology	6,600	6,600
Other intangibles	820	700
Accumulated amortization expense	(27,025)	(14,559)
Net amortizable intangibles	$36,395	$48,741

Index
Goodwill and the majority of intangible assets on the consolidated balance sheets of the Company were recognized upon the acquisition by Stella Point (see Note 3). The fair value measurements were based on significant inputs, such as the Company’s forecasted revenues, assumed turnover of agent locations, obsolescence assumptions for technology, market discount and royalty rates. These inputs are based on information not observable in the market and represent Level 3 measurements within the fair value hierarchy. Trade name refers to the Intermex name, branded on all agent locations and well recognized in the market. This fair value was determined using the relief-from-royalty method, which is based on the Company’s expected revenues and a royalty rate estimated using comparable market data. As a result of the Stella Point acquisition, the Company determined it was appropriate to assign a finite useful life of 15 years to the trade name. The Company decided that a finite life would be more appropriate, providing better matching of the amortization expense during the period of expected benefits.

The agent relationships intangible represents the network of over 5,000 independent sending agents. This intangible was valued using the excess earnings method, which was based on the Company’s forecasts and historical activity at agent locations in order to develop a turnover rate and expected useful life. Assuming a year-over-year location turnover rate of 17.4%, this resulted in an expected useful life for this intangible of 15 years. Developed technology includes the state-of-the-art system that the Company has continued to develop and improve upon over the past 20 years. This intangible was valued using the relief-from-royalty method based on the Company’s forecasted revenues, a royalty rate estimated using comparable market data, an expected obsolescence rate of 18.0% and an estimated useful life of 15 years.

Other intangibles primarily relate to the acquisition of certain agent locations, which are amortized over 10 years. The net book value of these intangibles was $0.7 million and $0.6 million at December 31, 2018 and 2017, respectively.

Management believes it has made reasonable estimates and judgments concerning these risks and uncertainties. A change in the conditions, circumstances or strategy of the Company may result in a need to recognize an impairment charge.

The following table presents the changes in goodwill and intangible assets (in thousands):

Predecessor Company	Goodwill	Intangibles
Balance at December, 2016	$-	$6,348
Amortization expense	-	(231)
Balance at January 31, 2017	$-	$6,117

Successor Company	Goodwill	Intangibles
Balance at February 1, 2017	$36,260	$62,660
Acquisition of agent locations	-	640
Amortization expense	-	(14,559)
Balance at December 31, 2017	$36,260	$48,741
Acquisition of agent locations	-	120
Amortization expense	-	(12,466)
Balance at December 31, 2018	$36,260	$36,395

Amortization expense related to intangible assets was approximately $0.9 million for the Predecessor year ended December 31, 2016.

Amortization expense related to intangible assets for the next five years and thereafter is as follows (in thousands):

2019	$9,324
2020	6,917
2021	5,128
2022	3,964
2023	2,956
Thereafter	8,106
$36,395

Index
NOTE 7 – ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Payables to sending agents	$8,972	$6,875
Accrued compensation	2,344	1,092
Accrued bank charges	983	897
Accrued loyalty program reserve	621	165
Accrued legal fees	920	1,644
Accrued taxes	745	319
Accrued interest	1,009	-
Other	761	522
	$16,355	$11,514

NOTE 8 – DEBT

Debt consisted of the following (in thousands):

	December 31, 2018	December 31, 2017

Revolving credit facility	$30,000	$20,000
Term loan	90,000	95,788
	120,000	115,788
Less: Current portion of long term debt (1)	(3,936)	(3,913)
Less: Debt origination costs	(2,738)	(3,822)
	$113,326	$108,053

(1) Current portion of long-term debt is net of debt origination costs of approximately $0.6 million and $0.9 million at December 31, 2018 and 2017, respectively.

On August 23, 2017, Intermex entered into a Financing Agreement (the “Financing Agreement”) with MC Credit Partners to refinance its debt. The Financing Agreement included a revolving credit facility that provided for funding of up to $20 million in the aggregate and a term loan in an aggregate principal amount of $97 million (together the “Senior Secured Credit Facility”). Interest on the term loan and revolving credit facility was determined by reference to either LIBOR or a “base rate”, in each case plus an applicable margin of 9% per annum for LIBOR loans or 8% per annum for base rate loans. The effective interest rates at December 31, 2017 for the term loan and revolving credit facility were 10.46% and 12.50%, respectively. The principal amount of the term loan had to be repaid in consecutive quarterly installments on the last business day of each March, June, September and December commencing in December 2017. The Company had to repay an amount equal to 1.25% of the original amount borrowed for each quarterly payment from December 31, 2017 through September 30, 2019 and 2.50% of the original amount borrowed for each quarterly payment from December 31, 2019 and thereafter. The proceeds from the revolver and term loan discussed above were primarily used to repay existing debt.

On December 19, 2017, the Financing Agreement was amended to allow for the change of control of Intermex pursuant to the Merger. Upon closing of the Merger, the Company was required to pay $1.5 million in fees to MC Credit Partners, which were expensed as transaction costs in the consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2018 and funded by the proceeds received in the Merger.

On November 7, 2018 and further amended on December 7, 2018, the Company entered into a new financing agreement (the “Credit Agreement”) with, among others, certain of its domestic subsidiaries as borrowers, certain other domestic subsidiaries and a group of banking institutions. The Credit Agreement provides for a $35 million revolving credit facility, a $90 million term loan facility and an up to $30 million incremental facility. The Credit Agreement also provides for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The proceeds of the Credit Agreement were used to repay existing indebtedness, for working capital purposes and to pay fees and expenses in connection with the transaction. The maturity date of the Credit Agreement is November 7, 2023. This refinancing was accounted for as an extinguishment of debt, and the loss recognized amounted to approximately $5.4 million, consisting mainly of a prepayment penalty of $1.8 million and the write-off of unamortized debt origination costs of $3.5 million, which were both recognized as interest expense in the fourth quarter of 2018 in the consolidated statements of operations and comprehensive (loss) income.

Index
Interest on the term loan facility and revolving credit facility under the Credit Agreement is determined by reference to either LIBOR or a “base rate”, in each case plus an applicable margin of 4.50% per annum for LIBOR loans or 3.50% per annum for base rate loans. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum. The effective interest rates at December 31, 2018 for the term loan and revolving credit facility were 8.22% and 8.56%, respectively.

The principal amount of the term loan facility must be repaid in consecutive quarterly installments of 5.0% in year 1, 7.5% in years 2 and 3, 10.0% in years 4 and 5, in each case on the last day of each quarter, commencing in March 2019 with a final payment at maturity. The loans under the Credit Agreement may be prepaid at any time without payment or penalty.

The Credit Agreement contains covenants that limit the Company’s and its subsidiaries’ ability to, among other things, grant liens, incur additional indebtedness, make acquisitions or investments, dispose of certain assets, make dividends and distributions, change the nature of their businesses, enter into certain transactions with affiliates or amend the terms of material indebtedness.

The Credit Agreement also contains financial covenants which require the Company to maintain a quarterly minimum fixed charge coverage ratio of 1.25:1.00 and a quarterly maximum consolidated leverage ratio of 3.25:1.00.

The obligations under the Credit Agreement are guaranteed by the Company and certain domestic subsidiaries of the Company and secured by liens substantially all of the assets of the loan parties, subject to certain exclusions and limitations.

The scheduled annual maturities of the term loan at December 31, 2018 are as follows (in thousands):

2019	$4,500
2020	6,750
2021	6,750
2022	9,000
2023	63,000
$90,000

During November 2018, the Company capitalized costs of approximately $3.5 million related to the Credit Agreement. During August 2017, the Company capitalized costs totaling $4.7 million for the Successor period from February 1, 2017 through December 31, 2017 relating to the Financing Agreement. There were no debt origination costs incurred for the Predecessor period from January 1, 2017 through January 31, 2017.

The unamortized portion of debt origination costs totaled approximately $3.4 million at December 31, 2018 and $4.3 million at December 31, 2017. Amortization of debt origination costs is included as a component of interest expense in the consolidated statements of operations and comprehensive (loss) income and amounted to approximately $4.4 million for the year ended December 31, 2018, $0.3 million for the Successor period from February 1, 2017 through December 31, 2017, and approximately $39.2 thousand and $2.7 million for the Predecessor periods from January 1, 2017 through January 31, 2017 and year ended December 31, 2016, respectively.

The amortization of debt origination costs includes the write-off of debt origination costs associated with previous debt originations of approximately $3.5 million for the year ended December 31, 2018 and $2.3 million for the Predecessor year ended December 31, 2016, both in connection with extinguishment of debt.

Index
Debt origination costs of approximately $1.9 million related to debt that was assumed by the Successor Company in connection with the Stella Point acquisition (see Note 3) were written off to goodwill at the February 1, 2017 acquisition date.

NOTE 9 - FAIR VALUE MEASUREMENTS

The Company determines fair value in accordance with the provisions of FASB guidance, Fair Value Measurements and Disclosures, which defines fair value as an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three- level fair value hierarchy that prioritizes the inputs used to measure fair value was established. There are three levels of inputs used to measure fair value. Level 1 relates to quoted market prices for identical assets or liabilities. Level 2 relates to observable inputs other than quoted prices included in Level 1. Level 3 relates to unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s non-financial assets measured at fair value on a nonrecurring basis include the goodwill and other intangibles derived on February 1, 2017 as a result of the Stella Point acquisition as disclosed in Note 3. Refer to Note 6 for a further discussion related to fair value measurements on these non-financial assets.

The Company’s cash is representative of fair value as these balances are comprised of deposits available on demand. Accounts receivable, prepaid wires, accounts payable and wire transfers and money orders payable are representative of their fair values because of the short turnover of these items.

The Company’s financial instruments that are not measured at fair value on a recurring basis include its revolving credit facility and term loan. The fair value of the term loan, which approximates book value, is estimated by discounting the future cash flows using a current market interest rate. The estimated fair value of the revolving credit facility would approximate face value given the payment schedule and variable interest rate structure.

NOTE 10 - RELATED PARTY TRANSACTIONS

During the Successor periods prior to the Merger, Intermex paid a monthly management fee of $65 thousand, plus reimbursement of expenses, to a related party for management services, which is included in other selling, general and administrative expenses on the Company’s consolidated statements of operations and comprehensive (loss) income. During the Predecessor periods, all management fees were waived. There were no amounts payable to or receivable from related parties included in the consolidated balance sheets at December 31, 2018 and 2017. The management company was reimbursed expenses of approximately $12 thousand in the Successor period from February 1, 2017 through December 31, 2017. Upon closing of the Merger on July 26, 2018 (See Note 3), the management fee agreement with the related party was terminated, and a one-time termination fee of $1.6 million was included as part of transaction costs in the consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2018.

NOTE 11 – STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Common Stock

After the completion of the Merger on the Closing Date, there were 36.2 million shares of the Company’s common stock outstanding and outstanding warrants to purchase 9 million shares of common stock. As of the Closing Date, the former stockholders of Intermex owned approximately 48.3% and the former stockholders of FinTech owned approximately 51.7% of the combined company’s outstanding common stock. At December 31, 2018, the Company was authorized to issue 230 million shares of common stock and had 36.2 million shares of common stock issued and outstanding at $0.0001 par value per common share.

Index
Equity Warrants

Prior to the Merger, FinTech issued 8.8 million public warrants (“Public Warrants”) and 0.2 million private placement warrants (“Placement Warrants”)(combined are referred to as the “Warrants”). The Company assumed the FinTech equity warrants upon the change of control event. As a result of the Merger, the Warrants issued by FinTech are no longer exercisable for shares of FinTech common stock but instead are exercisable for common stock of the Company. All other features of the Warrants remain unchanged. There are no cash obligations for the Company pertaining to these Warrants, and they are recognized in equity upon any exercise.

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

International Money Express, Inc. 2018 Omnibus Equity Compensation Plan

In connection with the Merger, the stockholders of FinTech approved the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (the “2018 Plan”). There are 3.4 million shares reserved for issuance under the 2018 Plan, of which stock options to purchase 2.8 million shares of common stock and restricted stock units in respect of 21.2 thousand shares of common stock were granted to employees and independent directors of the Company in connection with the completion of the transactions at the Closing Date.

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

Share-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The stock options issued under the 2018 Plan have 10-year terms and vest in four equal annual installments beginning 1 year after the date of the grant. The Company recognized compensation expense for stock options of approximately $1.0 million for the year ended December 31, 2018, which is included in salaries and benefits in the consolidated statements of operations and comprehensive (loss) income. No stock options vested during year ended December 31, 2018; therefore, no stock options are exercisable as of December 31, 2018. The weighted-average grant date fair value for the stock options to purchase 2.9 million shares of common stock granted was $3.46 per share. As of December 31, 2018, there were 2.9 million non-vested stock options and unrecognized compensation expense of approximately $9.0 million is expected to be recognized over a weighted-average period of 3.6 years.

Index
A summary of the stock option activity during the year ended December 31, 2018 is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grand Date Fair Value
Outstanding at December 31, 2017	-
Granted	2,894,219	$10.00		$3.46
Exercised	-
Forfeited	(13,000)	$9.91		$3.43
Expired	-
Outstanding at December 31, 2018	2,881,219	$10.00	9.60	$3.47

The restricted stock units issued under the 2018 Plan to the Company’s independent directors vest on the one-year anniversary from the grant date. The Company recognized compensation expense for restricted stock units of $87.5 thousand for the year ended December 31, 2018, which is included in salaries and benefits in the consolidated statements of operations and comprehensive (loss) income. There were no forfeited or vested restricted stock units during 2018. As of December 31, 2018, there was $122.5 thousand of unrecognized compensation expense for the restricted stock units. In addition to the grant of restricted stock units, each of the independent directors receives an annual cash retainer of $40 thousand for services as a director.

Incentive Units

Interwire LLC, the former parent company of Intermex, issued Class B, C and D incentive units to employees of the Company (collectively “incentive units”) in connection with the Stella Point acquisition (see Note 3). As these units were issued as compensation to the Company’s employees, the expense was recorded by the Company. In connection with the Merger, on the Closing Date, all unvested incentive units for Class B, C and D became fully vested and were immediately recognized as share-based compensation expense.

Share-based compensation expense recognized related to these incentive units and included in salaries and benefits in the consolidated statements of operations and comprehensive (loss) income, amounted to $4.7 million for the year ended December 31, 2018, and $1.8 million for the Successor period from February 1, 2017 through December 31, 2017. The performance conditions related to the Class C and D units were not considered probable of being achieved prior to the Merger, and therefore, no compensation was recognized for all prior periods. Subsequent to this settlement, all incentive units ceased to exist. Share-based compensation of $2.9 million for the Predecessor period from January 1, 2017 through January 31, 2017 primarily included the expense associated with stock options and restricted awards that vested due to the Stella acquisition.

Incentive units authorized and issued during the Successor period from February 1, 2017 through December 31, 2017 consisted of the following:

Incentive Units	Authorized	Units Issued February 2017	Units Issued September 2017
Class B	10,000,000	9,055,000	665,000
Class C	5,000,000	4,527,500	332,500
Class D	5,000,000	4,527,500	332,500

The grant date fair value of the incentive units was calculated using the Monte Carlo Simulation. This approach derives the fair value of the incentive units based on certain assumptions related to expected volatility, expected term, risk-free interest rate and dividend yield. Expected volatilities were based on observed volatilities of similar publicly-traded companies, and the expected term was based on a formula that considers the vesting terms and the original contract term of the incentive unit awards. The risk-free rate was based on the U.S. Treasury yield curve, and the selected dividend yield assumption was determined in view of Interwire LLC’s historical and estimated dividend payout. The following were the assumptions used in calculating the fair value of the units at the grant dates:

Index
	Units Issued February 2017	Units Issued September 2017
Expected dividend yield	0.0%	0.0%
Expected volatility	46.9%	47.4%
Risk-free interest rate	2.1%	1.9%
Expected term (in years)	6	5.8

The grant date fair value per unit for each class of incentive unit for the Successor period from February 1, 2017 to December 31, 2017 were as follows:

Incentive Units	Per Unit Amount February 2017 Issuance	Per Unit Amount September 2017 Issuance
Class B	$0.4872	$0.4948
Class C	$0.2077	$0.2126
Class D	$0.1485	$0.1535

The number of units and the weighted-average grant date fair value for the incentive units were as follows:

	Number of Class B Units	Weighted- Average Grant Date Fair Value	Number of Class C Units	Weighted- Average Grant Date Fair Value	Number of Class D Units	Weighted- Average Grant Date Fair Value

Granted during the Successor Period	9,720,000	$0.4878	4,860,000	$0.2080	4,860,000	$0.1489
Vested	(1,944,000)	0.4878	-	-	-	-
Forfeited	(304,000)	0.4872	(190,000)	0.2077	(190,000)	0.1485
Outstanding at December 31, 2017	7,472,000	0.4879	4,670,000	0.2080	4,670,000	0.1489

Granted	410,000	0.4948	205,000	0.2126	205,000	0.1535
Vested	(7,882,000)	0.4883	(4,875,000)	0.2082	(4,875,000)	0.1491
Outstanding at December 31, 2018	-	$-	-	$-	-	$-

During the year ended December 31, 2016, the Company recognized $62.6 thousand of compensation expense related to restricted stock grants from a previous plan in the Predecessor Company, which is included in salaries and benefits in the consolidated statements of operations and comprehensive (loss) income.

Dividend Distributions

During the Successor period from February 1, 2017 through December 31, 2017, the Company distributed $20.2 million in cash dividends to its stockholder. The dividends were distributed out of the cash proceeds from the term loan entered into in August 2017 discussed in Note 8 and were recorded as a reduction to additional paid-in capital. During the Predecessor year ended December 31, 2016, the Company distributed $1.3 million in cash dividends to its stockholders. The dividends were distributed from cash proceeds of its term loan. There were no dividend distributions during the year ended December 31, 2018 and the Predecessor period from January 1, 2017 through January 31, 2017.

Index
NOTE 12 – LOSS PER SHARE

Basic loss per share is calculated by dividing net (loss) income for period by the weighted-average number of common shares outstanding for each period. In computing dilutive loss per share, basic loss per share is adjusted for the assumed issuance of all applicable potentially dilutive warrants and share-based awards, including common stock options and restricted stock.

Below are basic and diluted net loss per share for the periods indicated:

	Year Ended December 31, 2018	Period from February 1, 2017 to December 31, 2017

Net loss for basic and diluted loss per common shares (in thousands)	(7,244)	(10,174)

Shares:
Weighted-average common shares outstanding – basic and diluted	25,484,386	17,227,682

Net loss per common share - basic and diluted	$(0.28)	$(0.59)

The computation of diluted loss per share above excludes the effect of 2.9 million options to purchase shares of the Company’s common stock, 21.2 thousand restricted stock units and 9.0 million warrants underlying shares of Company stock from diluted weighted-average shares outstanding for the year ended December 31, 2018 because the inclusion of these would be anti-dilutive. There were no outstanding options to purchase shares of Company stock or warrants underlying shares of Company stock for the Successor period from February 1, 2017 through December 31, 2017.

NOTE 13 - INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands):

	Successor Company		Predecessor Company
	Year Ended December 31, 2018	Period from February 1, 2017 to December 31, 2017	Period from January 1, 2017 to January 31, 2017	Year Ended December 31, 2016

Current tax provision:
Foreign	$212	$164	$11	$184
Federal	1,283	-	-	-
State	182	-	-	181
Total Current	1,677	164	11	365

Deferred tax provision (benefit):
Federal	93	596	(1,792)	4,537
State	98	(226)	(422)	(818)
Total deferred	191	370	(2,214)	3,719
Total tax provision (benefit):	$1,868	$534	$(2,203)	$4,084

Index
A reconciliation between the income tax provision (benefit) at the U.S. statutory tax rate and the Company’s income tax provision (benefit) on the consolidated statements of operations and comprehensive (loss) income is below (in thousands):

	Successor Company		Predecessor Company
	Year Ended December 31, 2018	Period from February 1, 2017 to December 31, 2017	Period from January 1, 2017 to January 31, 2017	Year Ended December 31 2016

Loss before income taxes	$(5,376)	$(9,640)	$(5,521)	$13,484
US statutory tax rate	21%	34%	34%	34%
Income tax (benefit) expense at statutory rate	(1,129)	(3,277)	(1,877)	4,585
State tax expense (benefit), net of federal	145	(182)	(279)	575
Foreign tax rates different from US statutory rate	146	95	(46)	124
Non-deductible expenses	1,978	3,309	1	(59)
Write-off of transaction costs	321	-	-	-
Write-off of net operating losses	314	-	-	-
Change in tax rate	76	604	-	(1,070)
Other	17	(15)	(2)	(71)
Total tax provision (benefit)	$1,868	$534	$(2,203)	$4,084

As presented in the income tax reconciliation above, the tax provision (benefit) recognized on the consolidated statements of operations and comprehensive (loss) income was impacted by state taxes, non-deductible expenses, such as share-based compensation expense, transaction costs and foreign tax rates applicable to the Company’s foreign subsidiaries that are higher or lower than the U.S. statutory rate. The effective tax rate for the Successor period from February 1, 2017 through December 31, 2017 is also affected by a reduction in the corporate tax rate from 34% to 21% as a result of the Act. For the Predecessor year ended December 31, 2016, the Company recorded an income tax benefit of approximately $1.1 million as a result of changes to the blended state tax rate. The Company is subject to tax in various U.S. state jurisdictions. Changes in the annual allocation and apportionment of the Company’s activity amongst these state jurisdictions results in changes to the blended state rate utilized to measure the Company’s deferred tax assets and liabilities.

Index
Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of the Company's assets and liabilities. The following table outlines the principal components of the deferred tax assets and liabilities as of December 31 (in thousands):

	2018	2017
Deferred tax assets
Net operating losses	$7,567	$10,583
Allowance for doubtful accounts	287	212
Transaction Costs	-	533
Alternative minimum tax credit	-	272
Interest expense carryforwards	2,525	-
Share-based compensation	294	-
Accrued compensation	281	-
Other	213	72
Total deferred tax assets	11,167	11,672

Deferred tax liabilities
Property and equipment	(1,134)	(500)
Intangible assets	(7,766)	(9,423)
Total deferred tax liabilities	(8,900)	(9,923)

Net deferred tax asset	$2,267	$1,749

At December 31, 2018 of the Successor period, the Company had Federal and State net operating loss carryforwards of approximately $29.1 million and $31.5 million, respectively, which are available to reduce future taxable income. With few exceptions, these net operating loss carryforwards will expire from 2029 through 2037. On February 1, 2017, the Company was acquired by Stella Point. On July 26, 2018, the Company consummated the Merger with FinTech (see Note 3). These transactions were considered changes of ownership under Internal Revenue Code Section 382. After the changes of ownership, utilization of the Company’s net operating loss carryforwards is now subject to an annual limitation. The Company has recorded a deferred tax asset for only the portion of its net operating loss carryforward that it expects to realize before expiration.

In 2018, FinTech Acquisition Corp II was notified by the IRS that its 2017 federal income tax return was selected for examination. The Company has complied with all information requests to date. As of December 31, 2018, no amounts for tax, interest, or penalties have been paid or accrued as a result of this examination.

In accordance with criteria under FASB guidance, Income Taxes, a valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. After consideration of all evidence, both positive and negative, management has determined that no valuation allowance is required at December 31, 2018, December 31, 2017 of the Successor period and at December 31, 2016 of the Predecessor period.

On December 22, 2017, the U.S. enacted tax reform legislation known as H.R. 1, commonly referred to as the “Tax Cuts and Jobs Act” (the “Act”), resulting in significant modifications to existing law. Due to the timing of the Act and the complexity involved in applying the provisions of the Act, the Company made a reasonable estimate of the effects and recorded provisional amounts in the fourth quarter of 2017, which primarily included the impact of the remeasurement of the Company’s deferred tax balances to reflect the change in the corporate tax rate. As a result of the changes to tax laws and tax rates under the Act, the Company reduced its deferred tax asset as of December 31, 2017 by $0.6 million. All changes to the tax code that are effective as of January 1, 2018 have been applied by the Company in computing its income tax expense for the year ended December 31, 2018. Additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies may materially impact the provision for income taxes and effective tax rate in the period in which the guidance is issued.

Index
NOTE 14 - COMMITMENTS AND CONTINGENCIES

Leases

The Company is a party to leases for office space, warehouses and company-operated store locations. Rent expense under all operating leases, included in other selling, general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income, amounted to approximately $1.8 million and $1.6 million for the year ended December 31, 2018 and for the Successor period from February 1, 2017 through December 31, 2017, respectively, and approximately $0.1 million and $1.5 million for the Predecessor periods from January 1, 2017 through January 31, 2017 and the year ended December 31, 2016, respectively.

In April 2018, the Company renegotiated its corporate lease to extend the term through November 2025. At December 31, 2018, future minimum rental payments required under operating leases for the next five years and thereafter are as follows (in thousands):

2019	$1,425
2020	1,173
2021	1,002
2022	834
2023	790
Thereafter	1,438
$6,662

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

Contingencies

The Company operates in 50 U.S. states and two territories. Money transmitters and their sending agents are under regulation by State and Federal laws. Violations may result in civil or criminal penalties or a prohibition from providing money transfer services in a particular jurisdiction. It is the opinion of the Company’s management, based on information available at this time, that the expected outcome of regulatory matters will not have a material adverse effect on either the results of operations or financial condition of the Company.

On August 28, 2018, the Company received a notice from the Staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC ("Nasdaq") indicating that, based upon the Company's non-compliance with the minimum number of round lot holders for the listing of its common stock and warrants on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rules 5550(a)(3) and 5515(a)(4), respectively, the Company's common stock and warrants may be subject to delisting from Nasdaq unless the Company timely requests a hearing before a Nasdaq Hearings Panel (the "Panel").

On October 29, 2018, the Company received a notice from Nasdaq (the “Nasdaq Notice”) informing the Company that it has met the listing requirements with respect to its common stock and that the Company’s common stock will continue to be listed and trade on The Nasdaq Capital Market under the symbol “IMXI.” Additionally, the Nasdaq Notice informed the Company that it had not demonstrated compliance with the warrant listing requirements. The Company has withdrawn its request for a hearing before the Panel with respect to the warrant listing requirements. Accordingly, the Nasdaq Notice informed the Company that the Panel had determined to delist the Company’s warrants and suspend the trading of the warrants from The Nasdaq Capital Market effective as of the open of business on October 31, 2018. As of December 31, 2018, the warrants are being traded in the Over-The-Counter market under the same symbol.

Index
NOTE 15 – DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan available to most of its employees, where the Company makes contributions to the plan based on employee contributions. Total employer contribution expense included in other selling, general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income was approximately $115.2 thousand and $96.6 thousand for the year ended December 31, 2018 and Successor period from February 1, 2017 through December 31, 2017, respectively, and approximately $10.0 thousand and $70.1 thousand for the Predecessor periods from January 1, 2017 through January 31, 2017 and year ended December 31, 2016, respectively.

Index
NOTE 16 – QUARTERLY FINANIAL INFORMATION (UNAUDITED)

Summarized quarterly results or the year ended December 31, 2018, the Successor Period of February 1, 2017 through December 31, 2017 and Predecessor Period of January 1, 2017 through January 31, 2017 were as follows (in thousands, except per share data):

	Successor Company
2018 by Quarter:	Q1	Q2	Q3	Q4	Year Ended December 31, 2018
Revenues	$55,956	$70,379	$72,508	$75,058	$273,901
Operating expenses	53,419	64,319	74,918	68,173	260,829
Operating income (loss)	2,537	6,060	(2,410)	6,885	13,072
Interest expense	3,284	3,392	3,434	8,338	18,448
(Loss) income before income taxes	(747)	2,668	(5,844)	(1,453)	(5,376)
Income tax (benefit) provision	(207)	824	7,569	(6,318)	1,868
Net (loss) income	$(540)	$1,844	$(13,413)	$4,865	$(7,244)
(Loss) earnings per share:
Basic	$(0.03)	$0.11	$(0.43)	$0.13	$(0.28)
Diluted	$(0.03)	$0.11	$(0.43)	$0.13	$(0.28)
Weighted-average shares outstanding:
Basic	17,227,682	17,227,682	30,975,338	36,182,783	25,484,386
Diluted	17,227,682	17,227,682	30,975,338	36,572,071	25,484,386

2017 by Quarter:	Predecessor Company	Successor Company
	Period from January 1, 2017 to January 31, 2017	Period From February 1, 2017 to March 31, 2017	Q2	Q3	Q4	Period From February 1, 2017 to December 31, 2017
Revenues	$14,425	$31,601	$53,777	$56,393	$59,268	$201,039
Operating expenses	19,332	36,987	50,140	52,546	59,558	199,231
Operating (loss) income	(4,907)	(5,386)	3,637	3,847	(290)	1,808
Interest expense	614	1,375	2,120	4,612	3,341	11,448
(Loss) income before income taxes	(5,521)	(6,761)	1,517	(765)	(3,631)	(9,640)
Income tax (benefit) provision	(2,203)	1,000	244	(191)	(519)	534
Net (loss) income	$(3,318)	$(7,761)	$1,273	$(574)	$(3,112)	$(10,174)
(Loss) earnings per share:
Basic and Diluted		$(0.45)	$0.07	$(0.03)	$(0.18)	$(0.59)
Weighted-average shares outstanding:
Basic and Diluted		17,227,682	17,227,682	17,227,682	17,227,682	17,227,682

Index
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, as of December 31, 2018.

In 2017, Intermex Holdings identified two material weaknesses relating to amortization of intangible assets and deferred tax utilization analysis. As a result, we restated our 2016 financial statements to correct the 2017 errors and have determined that the two material weaknesses are non-recurring in nature. Since then, management has developed and implemented a remediation plan in 2018, which included implementing specific policies and procedures that clearly delineate the respective roles, responsibilities and tasks over the review of non-recurring transactions. In addition, the Company has established roles and responsibilities, as well as policies for consultation with tax or other specialists. The Company believes that the remediation efforts described have strengthened Intermex’s internal control over financial reporting and its disclosure controls and procedures. Based on the implementation of the remediation plan described above and the non-recurring nature of these material weaknesses, management has concluded that the two material weaknesses in internal control over financial reporting and reported in the Current Report on Form 8-K filed on August 1, 2018 have been remediated as of December 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective at a reasonable level of assurance as of December 31, 2018.

Changes in Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting pursuant to guidance furnished by the staff of the SEC’s Division of Corporation Finance that, with respect to a reverse acquisition between an issuer and a private operating company where the private operating company is the accounting survivor, the issuer may exclude management’s assessment of internal control over financial reporting in the Form 10-K covering the fiscal year in which the transaction was consummated. Due to the timing of the consummation of the Merger, management did not have adequate time to conduct a full assessment of its internal control over financial reporting and, in reliance on the staff’s guidance, has excluded its assessment in this Annual Report on Form 10-K

This Annual Report on Form 10-K also does not include an attestation report of the company's registered independent public accounting firm on management’s assessment regarding internal control over financial reporting due to the exemption from such requirements established by rules of the SEC for emerging growth companies.

ITEM 9B.	OTHER INFORMATION

None.

Index
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our board of directors (“Board of Directors” or “Board”) is presently fixed at eight directors in accordance with the Company’s bylaws. The Board of Directors is divided into three classes designated Class I, Class II and Class III. One class of directors is elected at each annual meeting of our stockholders for a term of three years. Each director holds office until his or her successor has been duly elected and qualified, or the director’s earlier resignation, death or removal. The term of the Board’s Class I directors expires at the 2019 annual meeting of stockholder. The term of the Board’s Class II directors expires at the 2020 annual meeting of stockholders and the term of the Board’s Class III expires at the 2021 annual meeting of stockholders.

Set forth below are the name and age of each of the directors of the Company, positions with the Company, term of office as a director of the Company, business experience during the past five years or more, and additional biographical data as of March 15, 2019.

Name	Age	Position	Director Since	Director Class
Robert Lisy	61	Chief Executive Officer, President and Chairman of the Board of Directors	2018
Adam Godfrey	56	Director	2018
Kurt Holstein	58	Director	2018
Robert Jahn	38	Director	2018
Stephen Paul	51	Director	2018
Michael Purcell	61	Director	2018
John Rincon	53	Director	2018
Justin Wender	49	Director	2018

Robert Lisy has served as a director of International Money Express, Inc. since 2018. Mr. Lisy served as a director of International Money Express Sub 2, LLC’s predecessor entities from 2009 to 2018. Mr. Lisy is the Chief Executive Officer, President, and Chairman of the board of directors of International Money Express, Inc. and its predecessors, which he joined in 2009. Mr. Lisy has 17 years of experience in the retail financial services and electronic payment processing industry in various positions, including four years as the Chief Marketing and Sales Officer of Vigo Remittance Corp., a money transfer and bill payments service in the United States and internationally, and over seven years at Western Union in various sales, marketing and operational positions of increasing responsibility. Mr. Lisy was a founding partner of Direct Express/Paystation America, which offered, among other things, prepaid debit cards to federal benefit recipients, where he served as Chief Operating Officer and on the board of directors. He was an integral part in the efforts to successfully sell Direct Express in 2000 to American Payment Systems. Mr. Lisy holds a bachelor’s degree from Cleveland State University. We believe that Mr. Lisy’s experience as the Chairman and Chief Executive Officer of Intermex coupled with his extensive operational experience in the retail financial services and remittance industries make him well qualified to serve as a Director.

Adam Godfrey has served as a director of International Money Express, Inc. since 2018. Mr. Godfrey served as a director of Intermex’s predecessor entity from 2006 to 2017. Mr. Godfrey is a Managing Partner of Stella Point Capital, which he co-founded in 2012. Stella Point Capital is a New York-based private equity firm focused on industrial, consumer and business services investments. Mr. Godfrey is an investment professional and has sourced and managed numerous investments for Stella Point Capital. Previously, Mr. Godfrey spent nearly 19 years with Lindsay Goldberg and its predecessor entities, which he joined in 1992. Mr. Godfrey was a Partner at the firm and served on the board of directors of 12 portfolio companies during his time with Lindsay Goldberg. Currently, he serves on the board of directors of First American Payment Systems Holdings, Inc., Rightpoint Consulting LLC, Vereco Holdings, LLC, American Orthodontics Corporation, and publicly traded Schneider National, Inc., on which he currently also serves as a member of the audit committee. Mr. Godfrey holds a bachelor’s degree from Brown University and a master’s degree in business administration from the Tuck School of Business at Dartmouth. We believe that Mr. Godfrey’s extensive investment management and transactional experience coupled with his experience serving on boards of directors make him well qualified to serve as a Director.

Kurt Holstein joined the Board of Directors in 2018 upon completion of the Merger. Mr. Holstein is President of Azoic Ventures, Inc., an investment vehicle and advisory firm which he founded in 2011. Mr. Holstein co-founded Rosetta Marketing Group, which became one of the 5 largest independent digital agencies in the United States prior to its sale to a public company in 2011, where he served in various roles, including Chief Compliance Officer, President and Vice Chairman, and lead the execution of Rosetta’s significant acquisitions, financing rounds, and the sale of the firm. Previously, Mr. Holstein spent 16 years at Procter & Gamble with positions of increasing responsibility in management systems and brand management. Mr. Holstein serves on the boards of directors of several privately held companies, including Rightpoint Consulting LLC, 1-800 Contacts, 24 Hour Fitness, Brand Networks, and The Piseco Company. Mr. Holstein holds a bachelor’s degree from Cornell University. We believe that Mr. Holstein’s extensive operational and transactional experience coupled with his experience serving on boards of directors make him well qualified to serve as a Director.

Index
Robert Jahn has served as a director of International Money Express, Inc. since 2018. Mr. Jahn is a Managing Director of Stella Point Capital, which he joined in 2012. Stella Point Capital is a New York-based private equity firm focused on industrial, consumer and business services investments. Mr. Jahn is an investment professional and has executed and managed numerous investments for Stella Point Capital. Previously, Mr. Jahn spent nearly six years with Lindsay Goldberg and its predecessor entities, which he joined in 2004, where he executed and managed numerous investments and served on the board of directors of one portfolio company and as a board observer on several others. Currently, he serves on the board of directors of Rightpoint Consulting LLC, Vereco Holdings, LLC, and is a board observer at First American Payment Systems Holdings, Inc. Mr. Jahn holds a bachelor’s degree from Yale University and a master’s degree in business administration from the Wharton School at the University of Pennsylvania. We believe that Mr. Jahn’s investment management and transactional experience make him well qualified to serve as a Director.

Stephen Paul has served as a director of International Money Express, Inc. since 2018. Mr. Paul served as a director of Interwire LLC from 2017 to 2018. Mr. Paul has been a Managing Principal of Laurel Crown Partners, LLC, a private investment company, for more than five years and prior to that was a Vice President of Business Development at eToys, Inc. and an Associate at Donaldson, Lufkin and Jenrette, Inc. He became a President of The Louis Berkman Investment Company, a private investment company, in 2013. Mr. Paul serves on several boards of directors including publicly traded Ampco-Pittsburgh Corporation, Pittsburgh Steelers Sports, Inc., Kova International and Five Four, Inc. Mr. Paul holds a bachelor’s degree from Cornell University and a master’s degree in business administration from Harvard Business School. We believe that Mr. Paul’s extensive investment management and transactional experience coupled with his experience serving on boards of directors make him well qualified to serve as a Director.

Michael Purcell joined the board of directors in 2018 upon completion of the Merger. Mr. Purcell is a certified public accountant and became an independent business consultant following retirement in 2015. Mr. Purcell spent more than 36 years with Deloitte, where he was an audit partner and the Philadelphia office leader of Deloitte’s middle-market and growth enterprise services. Mr. Purcell has served on the boards of directors of numerous companies and organizations, and currently serves as a director and member of the audit committee of Tabula Rasa Healthcare, Inc., CFG Community Bank, Hyperion Bank, McKean Defense Group and several other for-profit and non-profit entities. He is a member of the American Institute of Certified Public Accountants and a former President of the Philadelphia Chapter of the Pennsylvania Institute of Certified Public Accountants. Mr. Purcell holds a bachelor’s degree from Lehigh University and a master’s degree in business administration from Drexel University. We believe that Mr. Purcell’s extensive public accounting experience coupled with his experience serving on boards of directors make him well qualified to serve as a Director.

John Rincon has served as a director of International Money Express, Inc. since 2018. Mr. Rincon served as a director of Intermex’s predecessor entity from 1994 to 2017. Mr. Rincon founded Intermex Wire Transfer, LLC in 1994 and served as its Chairman and President until 2006. Mr. Rincon has more than 20 years of experience in the money remittance and telecommunications industries, having held various management and supervisory positions prior to founding Intermex. Mr. Rincon is the Chairman of Rincon Capital Partners, a private investment firm which he founded in 2007. We believe that Mr. Rincon’s experience as Intermex’s founder coupled with his extensive operational and transactional experience in the money remittance industry make him well qualified to serve as a Director.

Justin Wender has served as a director of International Money Express, Inc. since 2018. Mr. Wender served as a director of Interwire LLC from 2017 to 2018. Mr. Wender is a Managing Partner of Stella Point Capital, which he co-founded in 2012. Stella Point Capital is a New York-based private equity firm focused on industrial, consumer and business services investments. Mr. Wender is an investment professional and has sourced and managed numerous investments for Stella Point Capital. Mr. Wender serves as trustee of the Weitz Funds. Previously, Mr. Wender spent more than 17 years at Castle Harlan, which he joined in 1993. Mr. Wender served as President of the firm from 2006 to 2010, led the effort of raising two funds, and served on the board of directors of 11 portfolio companies during his time with Castle Harlan. Currently, he serves on the board of directors of First American Payment Systems Holdings, Inc. Rightpoint Consulting LLC, and Vereco Holdings, LLC, as well as on the boards of several educational and charitable organizations. Mr. Wender holds a bachelor’s degree from Carleton College and a master’s degree in business administration from the Wharton School at the University of Pennsylvania. We believe that Mr. Wender’s extensive investment management and transactional experience coupled with his experience serving on boards of directors make him well qualified as a Director.

Relationships and Arrangements

There is no family relationship between any of Company’s directors or executive officers. There are no arrangements between any director of the Company and any other person pursuant to which he/she was, or will be, selected as a director.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Specific due dates for these reports have been established, and the Company is required to report any failure to comply therewith during the fiscal year ended December 31, 2018. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, all Section 16(a) filing requirements were complied with in a timely manner during the fiscal year ended December 31, 2018.

Index
Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics for our directors, officers, employees and certain affiliates in accordance with applicable federal securities laws, a copy of which is available on the Company’s website at www.intermexonline.com. If we amend or grant a waiver of one or more of the provisions of our Code of Business Conduct and Ethics, we intend to satisfy the requirements under Item 5.05 of Form 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer and principal accounting officer by posting the required information on the Company’s website at www.intermexonline.com. The information found on the website is not part of this Form 10-K.

Audit Committee

Our Audit Committee consists of Messrs. Purcell, Holstein and Rincon, with Mr. Purcell serving as the Chairman. We believe that Messrs. Purcell, Holstein and Rincon meet the independent director standards for audit committee members under Nasdaq’s listing rules and under Rule 10A-3(b)(1) of the Exchange Act. The Audit Committee will at all times be composed exclusively of independent directors who are “financially literate” as defined under Nasdaq’s listing rules. The Nasdaq listing rules define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. In addition, the Company is required to certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. We have determined that Mr. Purcell satisfies Nasdaq’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

Overview

As an emerging growth company, Intermex has opted to comply with the executive compensation rules applicable to “smaller reporting companies,” as such term is defined under the Securities Act, which require compensation disclosure for Intermex’s principal executive officer and the next two most highly-compensated executive officers.

The tabular disclosure and discussion that follow describe Intermex’s executive compensation program during the most recently completed fiscal year ended December 31, 2018, with respect to Intermex’s named executive officers as of December 31, 2018, including: Robert Lisy, Intermex’s President and Chief Executive Officer; Tony Lauro II, Intermex’s Chief Financial Officer; and Randy Nilsen, Intermex’s Chief Sales Officer (collectively, Intermex’s “named executive officers”).

Index
Summary Compensation Table

The following table sets forth the compensation paid to the named executive officers (the “NEOs”) that is attributable to services performed during fiscal years 2017(1) and 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	Nonequity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Robert Lisy(5)	2018	$627,082	$1,645,000	$295,000	$83,655	$2,650,737
President and Chief Executive Officer	2017	$579,167	$500,000	$445,000	$1,834,550	$3,358,717
Tony Lauro II	2018	$254,991	$117,723	$85,532	$50,000	$508,246
Chief Financial Officer	2017	N/A	N/A	N/A	N/A	N/A
Randy Nilsen	2018	$249,517	$696,054	$90,075	$14,102	$1,049,748
Chief Sales Officer	2017	$261,655	-	$148,859	$109,000	$519,514

(1)
All information in this table related to salary, bonus, nonequity incentive plan compensation, and all other compensation during fiscal year 2017 reflects financial information of the Company prior to the Merger.

(2)
The amount set forth above includes transaction bonuses paid in connection with the Merger in the amounts of $1.5 million (for Mr. Lisy), $100 thousand (for Mr. Lauro) and $646 thousand (for Mr. Nilsen).

(3)
The amounts included in the “Nonequity Incentive Plan Compensation” column reflect the named executive officers’ quarterly and annual performance bonuses earned in respect of fiscal year 2018, which were based on performance targets for fiscal year 2018 as described below in “Annual Cash Incentive Awards” and were paid in quarterly installments, with the final payment being made on February 1, 2019.

(4)
For Mr. Lisy, the amount set forth above includes (x) an allowance to Mr. Lisy in the amount of $80 thousand for the rental and cleaning services of an apartment in the Miami, Florida area, and (y) matching contributions under our 401(k) retirement savings, in the amount of $4 thousand. For Mr. Lauro, the amount set forth above includes a relocation bonus of $50 thousand. For Mr. Nilsen, the amount set forth above includes (x) $12 thousand in reimbursements for car-related costs.

(5)	Under the terms of Mr. Lisy’s employment agreement, he was entitled to a guaranteed bonus of $959 thousand for performance in 2018 in connection with the signing of the Merger Agreement.

Annual Cash Incentive Awards

We maintained the Employee Incentive Bonus Plan (the “Bonus Plan”) in which all employees, including the named executive officers, participate. Under the terms of the Bonus Plan, an annual, cash-based, incentive plan, fifty percent (50%) of the payments are paid quarterly and fifty percent (50%) of the payments are paid annually. Bonus payments are determined based on completion of certain individualized performance objectives, varying by category/position, and Intermex-wide Adjusted EBITDA targets with each employee’s target bonus amount, expressed generally as a percentage of the employee’s base salary (including, as of December 31, 2018, targets of 46% (for Mr. Lisy), 35.4% (for Mr. Lauro) and 31.8% (for Mr. Nilsen)). In order for any payments to be made under the Bonus Plan, we must achieve at least 90% of a previously approved annual Adjusted EBITDA target and payout with respect to the Adjusted EBITDA component is capped at 100% of target for the annual portion of the bonus program. For 2018, performance metrics for Mr. Lisy consisted of 100% on achievement of the Adjusted EBITDA goal. For 2018 performance metrics for Mr. Nilsen and Mr. Lauro consisted of the Adjusted EBITDA goal (weighted 40%), and specific, individually agreed performance metrics (the “Individual Goals”) (weighted 60%). The Individual Goals are evaluated on a quarterly basis. For Mr. Nilsen, his Individual Goals are tied to his role as Chief Sales Officer, and are specifically measured based on actual gross margin sales versus budget for each quarter. For each quarter in 2018, Mr. Nilsen achieved between 101% to 111% of the applicable gross margin sales quarterly budget. For Mr. Lauro, his Individual Goals are based on the following factors: (i) reduction in our cash/deposit ratio (weighted 20%), (ii) reducing our financing costs (weighted 50%), and (iii) reduction of bank fees and related charges (weighted 30%) For each quarter in 2018, Mr. Lauro’s level of achievement of his Individual Goals ranged from 100% to 103% of the applicable goal. Any achievement over 100% of the Adjusted EBITDA goal results in payments under the stretch bonus portion of the Bonus Plan. For 2018, the target Adjusted EBITDA for purposes of the Bonus Plan was $40.1million and Intermex achieved an Adjusted EBITDA of approximately $47.1 million, which resulted in payments that were 65% over budget for the Adjusted EBITDA component of the bonus. Therefore, aggregate payout amounts for 2018 reflect an additional “stretch bonus” based on the achievement of over 100% of the Adjusted EBITDA target as well as over 100% of individual performance goals (for Mr. Lisy, Mr. Lauro and Mr. Nilsen).

Index
Employment Agreements

Each of our named executive officers is a party to an employment agreement with the Company, summarized below.

President and Chief Executive Officer (Robert Lisy)

On December 19, 2017, Intermex entered into an amended and restated employment agreement (the “CEO Employment Agreement”) with Mr. Lisy for the position of President and Chief Executive Officer, pursuant to which the term commenced on January 1, 2018 and will expire on January 1, 2021, subject to automatic two-year extensions unless either Intermex or Mr. Lisy provides at least 90 days’ written notice to the other of intent not to renew the term. The CEO Employment Agreement replaced prior employment agreements between Mr. Lisy and Intermex. The CEO Employment Agreement provides for a base salary of $600,000 per year until June 1, 2018, at which time Mr. Lisy will receive a base salary of $650,000 per year, subject to increase at the discretion of the board of directors. Effective January 1, 2019, Mr. Lisy’s base salary was increased to $725,000. Mr. Lisy is also eligible to earn an annual bonus of up to $275,000 until June 1, 2018, at which time Mr. Lisy’s maximum annual bonus was increased to $300,000. Effective January 1, 2019, Mr. Lisy’s maximum annual bonus was increased to $363,000. Seventy-five percent of Mr. Lisy’s annual bonus is based on achievement by Intermex of its budgeted EBITDA for the applicable fiscal year of Intermex as approved by the board of directors in its reasonable discretion and twenty-five percent of Mr. Lisy’s annual bonus is based on the individual performance of Mr. Lisy relative to such criteria as may be reasonably agreed to by the board of directors and Mr. Lisy at the beginning of the applicable bonus period. The actual bonus paid to Mr. Lisy is based on the achievement of target bonus criteria as determined by the board of directors in its reasonable discretion. In addition, Mr. Lisy was entitled to a guaranteed bonus of $500,000 for the calendar year 2017 in connection with the signing of the Merger Agreement, which was paid on January 15, 2018. Mr. Lisy is entitled to a grant of options to purchase shares of common stock of FinTech Acquisition Corp. II equal to 3% of the fully diluted equity of FinTech Acquisition Corp. II, pursuant to the Omnibus Plan. In addition, Mr. Lisy is entitled to participate in the pool of options to purchase shares of common stock reserved for the management team following the consummation of the Merger, as well as any other awards or grants to which Mr. Lisy may be entitled as a director of Intermex.

The CEO Employment Agreement also provides that Mr. Lisy is eligible to participate in all benefit programs (excluding severance, bonus, incentive or profit-sharing plans) offered by Intermex on the same basis as generally made available to other employees of Intermex and vacation and reimbursement benefits customary for a chief executive officer. In addition, Mr. Lisy is also entitled to the following benefits throughout the term of his employment: (a) car allowance; (b) apartment allowance in and/or around Miami, Florida; (c) if obtained by Intermex during the term of Mr. Lisy’s employment, the right to acquire and assume the premium payments under any life insurance policy held by Intermex upon termination of Mr. Lisy’s employment; and (d) reimbursement on or before the consummation of the Merger for all legal, accounting and tax advisory services rendered to Mr. Lisy in connection with the CEO Employment Agreement, the Merger Agreement, and any other related matters and agreements. The CEO Employment Agreement subjects Mr. Lisy to the following restrictive covenants: (i) non-solicitation of customers and employees of Intermex during employment and for two years thereafter; (ii) non-competition during employment and for two years thereafter; (iii) non-disclosure of confidential information for an unspecified duration; and (iv) mutual and perpetual non-disparagement. The CEO Employment Agreement also provides for severance upon certain terminations of employment, as described below under “—Potential Payments upon Termination or Change in Control.”

Chief Financial Officer (Tony Lauro II)

On October 22, 2018, Intermex entered into an employment agreement (the “CFO Employment Agreement”) with Mr. Lauro II for the position of Chief Financial Officer for an indefinite term beginning on October 22, 2018. The CFO Employment Agreement provides for a base salary of $310,000 per year, subject to increase at the discretion of the board of directors. Effective January 1, 2019, Mr. Lauro’s base salary was increased to $330,000. The CFO Employment Agreement also provides that Mr. Lauro is eligible to participate in Intermex’s annual incentive compensation plan and shall have the opportunity to earn a performance based bonus of up to $110,000. Effective January 1, 2019, Mr. Lauro’s annual bonus was increased to up to $116,000. The amount of any annual bonus payable shall be determined by the board of directors in its discretion, and may be conditioned on the achievement of certain performance goals established by the board of directors in its discretion, including the achievement of certain EBITDA results. Mr. Lauro is also eligible to participate in any benefit plans (excluding severance, bonus, incentive or profit-sharing plans, unless approved or determined by the board of directors in its discretion) offered by Intermex as in effect from time to time on the same basis as generally made available to other employees of Intermex. In addition, Mr. Lauro is entitled to reimbursement and vacation benefits typical for a senior executive. The CFO Employment Agreement subjects Mr. Lauro to the following restrictive covenants: (i) non-solicitation of customers and employees of Intermex during employment and for three years thereafter; (ii) non-competition during employment and for nine months thereafter; (iii) non-disclosure of confidential information for an unspecified duration; and (iv) perpetual non-disparagement.

Index
Former Chief Financial Officer (Darrell Ebbert)

On February 1, 2017, Intermex entered into an amended and restated employment agreement (the “Former CFO Employment Agreement”) with Mr. Ebbert for the position of Chief Financial Officer for an indefinite term beginning on February 1, 2017. The Former CFO Employment Agreement replaced prior employment agreements between Mr. Ebbert and Intermex. The Former CFO Employment Agreement provided for a base salary of $243,258 per year (which was subsequently increased to $255,567), subject to increase at the discretion of the board of directors. The Former CFO Employment Agreement also provided that Mr. Ebbert was eligible to participate in Intermex’s annual incentive compensation plan and had the opportunity to earn a performance based bonus of up to 30% of his base salary. The amount of any annual bonus payable was determined by the board of directors in its discretion, and could be conditioned on the achievement of certain performance goals established by the board of directors in its discretion. Mr. Ebbert was also eligible to participate in any benefit plans (excluding severance, bonus, incentive or profit-sharing plans, unless approved or determined by the board of directors in its discretion) offered by Intermex as in effect from time to time on the same basis as generally made available to other employees of Intermex. In addition, Mr. Ebbert was entitled to reimbursement and vacation benefits typical for a senior executive. The Former CFO Employment Agreement subjects Mr. Ebbert to the following restrictive covenants: (i) non-solicitation of customers and employees of Intermex during employment and for three years thereafter; (ii) non-competition during employment and for nine months thereafter; (iii) non-disclosure of confidential information for an unspecified duration; and (iv) perpetual non-disparagement.

On March 10, 2018, Intermex and Mr. Ebbert entered into an Employment, Transition and Separation Agreement. Mr. Ebbert served as Intermex’s Chief Financial Officer through March 15, 2018, at which time he began a 45-day transition period which ended on April 30, 2018 and Mr. Ebbert’s employment with Intermex ceased. Further information regarding this agreement is included under the section entitled “—Potential Payments upon Termination or Change in Control.”

Chief Sales Officer (Randy Nilsen)

On February 1, 2017, Intermex entered into an employment agreement (the “CSO Employment Agreement”) with Mr. Nilsen for the position of Chief Sales Officer for an indefinite term beginning on February 1, 2017. The CSO Employment Agreement provides for a base salary of $225,000 per year (which has since been increased to $243,801), subject to increase at the discretion of the board of directors. Effective January 1, 2019, Mr. Nilsen’s base salary was increased to $268,801.The CSO Employment Agreement also provides that Mr. Nilsen is eligible to participate in Intermex’s annual incentive compensation plan and shall have the opportunity to earn a performance based bonus of up to $75,000. Effective January 1, 2019, Mr. Nilsen’s annual bonus was increased to up to $98,000. The amount of any annual bonus payable shall be determined by the board of directors in its discretion, and may be conditioned on the achievement of certain performance goals established by the board of directors in its discretion. Mr. Nilsen is also eligible to participate in any benefit plans (excluding severance, bonus, incentive or profit-sharing plans, unless approved or determined by the board of directors in its discretion) offered by Intermex as in effect from time to time on the same basis as generally made available to other employees of Intermex. In addition, Mr. Nilsen is entitled to reimbursement and vacation benefits customary for a senior executive. The CSO Employment Agreement subjects Mr. Nilsen to the following restrictive covenants: (i) non-solicitation of customers and employees of Intermex during employment and for three years thereafter; (ii) non-competition during employment and for nine months thereafter; (iii) non-disclosure of confidential information for an unspecified period; and (iv) perpetual non-disparagement. The CSO Employment Agreement also provides for severance upon certain terminations of employment, as described below under “—Potential Payments upon Termination or Change in Control.”

Index
Outstanding Equity Awards at End of Fiscal Year 2018

	Option awards						Stock awards
Name (a)	Grant Date	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares of units of stock that have not vested ($) (h)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (j)
Robert Lisy
President and Chief Executive Officer	7/26/2018	-	1,189,902	-	$9.91	7/26/2028	-	-	-	-
Tony Lauro II
Chief Financial Officer	7/26/2018	-	198,317	-	$9.91	7/26/2028	-	-	-	-
Randy Nilsen
Chief Sales Officer	7/26/2018	-	230,000	-	$9.91	7/26/2028	-	-	-	-

In connection with the change of control that occurred with the Merger, incentive units awards that had been granted to Intermex employees in the Stella Point acquisition vested and were distributed in the amounts of $3,227,013 (Mr. Lisy) and $432,683 (Mr. Nilsen).

Retirement Benefit Programs

Intermex maintains a tax-qualified defined contribution plan (the “401(k) Plan”) that provides retirement benefits to employees, including matching contributions. The NEOs are eligible to participate in the 401(k) Plan on the same terms as other participating employees.

Potential Payments upon Termination or Change in Control

Severance under Employment Agreements

Pursuant to the terms of the Employment Agreements with Mr. Lisy, Mr. Lauro, and Mr. Nilsen, and the Employment Transition and Separation Agreement with Mr. Ebbert, the NEOs are entitled to receive certain payments in connection with certain termination events.

In the event that (i) Mr. Lisy is terminated by Intermex other than for Cause, Disability (as such terms are defined in the CEO Employment Agreement) or death, (ii) if Mr. Lisy resigns for Good Reason (as defined in the CEO Employment Agreement) or (iii) Mr. Lisy’s employment is terminated pursuant to Intermex providing notice of non-renewal of the term of the CEO Employment Agreement, Mr. Lisy is entitled to an amount equal to two times the sum of Mr. Lisy’s base salary and Mr. Lisy’s target bonus payable in equal installments over the two year period following termination.

Index
Pursuant to the CEO Employment Agreement, in the event that any of the payments or benefits provided by Intermex to Mr. Lisy (whether pursuant to the terms of the CEO Employment Agreement or any equity compensation or other agreement with Intermex) would constitute “parachute payments” (“Parachute Payments”) within the meaning of Section 280G of the Code, and would be subject to the excise tax imposed under Section 4999 of the Code or any interest or penalties with respect to such excise tax (collectively, the “Excise Tax”), then such Parachute Payments to be made to Mr. Lisy shall be payable either (1) in full or (2) as to such lesser amount which would result in no portion of such Parachute Payments being subject to the Excise Tax, whichever of the foregoing amounts, taking into account the applicable federal, state and local income taxes and the Excise Tax, results in Mr. Lisy’s receipt on an after-tax basis, of the greatest amount of economic benefits under the CEO Employment Agreement, notwithstanding that all or some portion of such benefits may be subject to the Excise Tax. If a reduction in the Parachute Payment is necessary, then the reduction shall occur in accordance with the terms of the CEO Employment Agreement.

In the event that Mr. Nilsen is terminated by Intermex other than for Cause, Disability (as defined in the CSO Employment Agreement) or death or if Mr. Nilsen resigns for Good Reason (as defined in the CSO Employment Agreement), he is entitled to base salary continuation for nine months and a pro-rata portion of his target bonus for the year in which termination occurs (less any bonus amounts already paid for such year).

In the event that Mr. Lauro is terminated by Intermex other than for Cause, Disability (as defined in the CFO Employment Agreement) or death or if Mr. Lauro resigns for Good Reason (as defined in the CFO Employment Agreement), he is entitled to base salary continuation for nine months and a pro-rata portion of his target bonus for the year in which termination occurs (less any bonus amounts already paid for such year).

On March 10, 2018, Intermex and Mr. Ebbert entered into an Employment, Transition and Separation Agreement (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Ebbert ceased to serve as the Chief Financial Officer of Intermex on March 15, 2018 and continued as an employee of Intermex reporting to Mr. Lisy until April 30, 2018 (the “Transition Period”), at which time his employment ceased. During the Transition Period, Mr. Ebbert was entitled to a base salary at the semi-monthly rate of $10,648.63 and remained eligible to participate in Intermex’s health care plans. Upon his termination on April 30, 2018, Mr. Ebbert was entitled to continued salary payments for 36 weeks and a pro-rated bonus equal to $6,389.11 representing his bonus for the second quarter of 2018. In addition, Mr. Ebbert maintained his vested and unvested profits interests in accordance with the Amended and Restated Limited Liability Company Agreement of Interwire, LLC and continued to be entitled to participate in the distribution of the Merger Consideration following his termination. Mr. Ebbert will continue to be subject to restrictive covenants of noncompetition and nonsolicitation for 18 months following the date of execution of the Separation Agreement.

Compensation of Directors

The directors for fiscal year 2018 included Robert Lisy, Justin Wender, Adam Godfrey, Robert Jahn, John Rincon, Stephen Paul, Kurt Holstein and Michael Purcell. With the exception of the independent non-employee directors of the Company, none of these individuals received any compensation for their service as directors for the fiscal year ended December 31, 2018. The independent non-employee directors of the Company, John Rincon, Kurt Holstein and Michael Purcell receive an annual retainer of $40,000 paid in cash and $70,000 paid in an equity-based award, vesting over a one year period, in connection with their service on the board of directors.

Director(1)	Fees earned or paid in cash ($)	Stock awards ($)	Total ($)
John Rincon	$20,000	$70,000	$90,000
Kurt Holstein	$20,000	$70,000	$90,000
Michael Purcell	$20,000	$70,000	$90,000

(1)	Does not include directors who also serve as officers of the Company. Employee directors do not receive compensation for their service on the board of directors.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has any relationship that would be required to be reported under Item 404 of Regulation S-K under the Securities Act. No member of the Compensation Committee serves or served during the fiscal year as a member of the board of directors or compensation committee of a company that has one or more executive officers serving as a member of our board of directors or compensation committee.

Index
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The International Money Express, Inc. 2018 Omnibus Equity Compensation Plan is the only equity compensation plan currently maintained by the Company. This plan was approved by the Company’s stockholders. The following table sets forth the number of shares of our common stock subject to outstanding stock options and restricted stock units (RSUs), the weighted average exercise price of outstanding stock options and RSUs, and the number of shares remaining available for future grants as of December 31, 2018.

Plan category	Number of securities to be issued upon exercise of outstanding options, RSUs, warrants and rights	Weighted-average exercise price of outstanding options, RSUs, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	11,862,407	11.13	498,670
Equity compensation plans not approved by security holders	-	-	-
Total	11,862,407	11.13	498,670

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our outstanding shares of common stock as of March 15, 2019 by: (a) each person or “group” (as such term is used in Section 13(d)(3) of the Exchange Act) who is known by us to beneficially own 5% or more of our shares of Common Stock, (b) each of our directors and each of our NEOs, and (c) all of our directors and executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all of the common stock owned by them.

Unless otherwise provided, beneficial ownership of common stock of the Company is based on 36,182,783 shares of common stock of the Company issued and outstanding as of March 15, 2019.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned.

Name of Beneficial Owners	Number of Shares (1)	Percentage (2)

Directors and Executive Officers:(3)
Robert Lisy (4)	1,861,060	5.1%
Tony Lauro II	-	-
Eduardo Azcarate	241,421	*
Jose Perez-Villarreal	246,202	*
Randall D. Nilsen	170,922	*
William Velez	151,968	*
Adam Godfrey (5)	12,348,554	34.1%
Kurt Holstein (6)	78,467	*
Robert Jahn	-	-
Michael Purcell	-	-
Stephen Paul	-	-
John Rincon (7)	1,285,719	3.6%
Justin Wender (5)	12,348,554	34.1%
All directors and executive officers as a group (13 individuals)	16,384,313	45.3%

Five Percent Holders:
FinTech Investor Holdings II, LLC (8)	3,309,996	9.1%
Robert Lisy (4)	1,861,060	5.1%
SPC Intermex, LP (9)	12,348,554	34.1%
Parties to the Shareholder Agreement (10)	21,351,653	58.7%

Index
*	Less than 1 percent.

(1)
For purposes of this table, a person is deemed to be the beneficial owner of a security if he or she (a) has or shares voting power or dispositive power with respect to such security, or (b) has the right to acquire such ownership within 60 days. “Voting power” is the power to vote or direct the voting of shares, and “dispositive power” is the power to dispose or direct the disposition of shares, irrespective of any economic interest in such shares.

(2)
In calculating the percentage ownership or percent of equity vote for a given individual or group, the number of common shares outstanding includes unissued shares subject to options, warrants, rights or conversion privileges, exercisable within 60 days of March 15, 2019, held by such individual or group, but are not deemed outstanding by any other person or group.

(3)	Unless otherwise noted, the business address of each of the directors and executive officers is 9480 South Dixie Highway, Miami, Florida 33156.

(4)
Includes (i) 438,531 shares held by Hawk Time Enterprises, LLC, a Delaware limited liability company (“Hawk Time”), and (ii) 1,422,529 shares held by the Robert Lisy Family Revocable Living Trust, Robert W. Lisy, Trustee (the “Lisy Trust”). Mr. Lisy is the sole manager of Hawk Time and sole trustee of the Lisy Trust.

(5)
Includes 12,348,554 shares held by SPC Intermex, LP, whose general partner is SPC Intermex GP, LLC. Stella Point is the sole manager of SPC Intermex GP, LLC, and Messrs. Godfrey and Wender are Managing Partners of Stella Point and as a result of their position they may be deemed to be the beneficial owner of those shares. Messrs. Godfrey and Wender serve on the board of directors of the Company as representatives of Stella Point. The ownership information set forth herein is based in its entirety on the material contained in Schedule 13D, dated December 12, 2018, filed with the SEC by Messrs. Godfrey and Wender, along with certain other filing parties.  Messrs. Godfrey and Wender disclaim beneficial ownership of any shares of common stock held by SPC Intermex, LP. The address for Messrs. Godfrey and Wender is c/o Stella Point Capital LLC, 444 Madison Ave., 25th Floor, New York, New York 10022.

(6)	Mr. Holstein currently serves on the board of directors of the Company.

(7)
Includes (i) 1,105,288 shares held by Latin American Investment Holdings, Inc. and (ii) 180,431 shares held by Rincon Capital Partners, LLC. Mr. Rincon owns 100% of Latin American Investment Holdings, Inc. and jointly owns Rincon Capital Partners, LLC.

(8)
Includes 3,127,496 shares and warrants to purchase 182,500 shares, which are currently exercisable. The address for FinTech Investor Holdings II, LLC is c/o Cohen and Company, 3 Columbus Circle, 24th Floor, New York, NY 10019.

(9)
Includes 12,348,554 shares held by SPC Intermex, LP, and excludes shares of common stock held by other parties to the Shareholders Agreement with which SPC Intermex, LP and associated entities may be deemed to share beneficial ownership by virtue of voting provisions of such agreement. See “Risk Factors - Because Stella Point controls a significant percentage of our common stock, it may influence our major corporate decisions and its interests may conflict with the interests of other holders of our common stock.” for additional information. The general partner of SPC Intermex, LP is SPC Intermex GP, LLC and Stella Point is the sole manager of SPC Intermex GP, LLC. Messrs. Godfrey and Wender are the Managing Partners of and jointly control Stella Point. The address for SPC Intermex, LP is c/o Stella Point Capital LLC, 444 Madison Ave., 25thFloor, New York, New York 10022.

(10)
Includes shares held by each of the parties to the Shareholders Agreement. Includes warrants to purchase 182,500 shares, which are currently exercisable. The parties to the Shareholders Agreement are: International Money Express, Inc., SPC Intermex Representative LLC, SPC Intermex, LP, C.A.R. Holdings, Hawk Time, Lisy Trust, Robert Lisy, Darrell Ebbert, Jose Perez, Eduardo Azcarate, William Velez, Randy Nilsen, DGC Family FinTech Trust, Daniel Cohen, Betsy Cohen, Swarthmore Trust of 2016, James J. McEntee, III, Hepco Family Trust, Jeremy Kuiper, Shami Patel, Plamen Mitrikov, FinTech Investor Holdings II, LLC (Sponsor), Cohen Sponsor Interests II, LLC, and Solomon Cohen.

Index
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares and Placement Units

On May 28, 2015, FinTech issued an aggregate of 5,298,333 founder shares to Daniel G. Cohen, Betsy Z. Cohen, DGC Family FinTech Trust, Swarthmore Trust of 2016, FinTech’s Sponsor, Shami Patel, Jeremy Kuiper and James J. McEntee, III for an aggregate purchase price of $25,000. On July 25, 2018, Daniel Cohen transferred 50,000 shares to Solomon Cohen. On July 25, 2018, Plamen Mitrikov transferred 10,000 shares to Cohen and Company LLC. On July 26, 2018, Jeremy Kuiper transferred 11,409 shares to Cohen and Company LLC. On July 26, 2018, Shami Patel transferred 11,409 shares to Cohen and Company LLC. On July 26, 2018, FinTech’s Sponsor transferred 17,182 shares to Cohen and Company LLC.

Loan from FinTech’s Sponsor

Prior to FinTech’s IPO, in order to finance organizational costs and other costs relating to the IPO, FinTech’s Sponsor committed to loan FinTech funds as may be required, to a maximum of $500,000. These loans were non-interest bearing, unsecured and payable on the earlier of June 30, 2017 or the consummation of the IPO. FinTech repaid an aggregate of $231,846 loans to FinTech’s Sponsor upon the consummation of the IPO or shortly thereafter.

In order to finance transaction costs in connection with an initial business combination, FinTech’s Sponsor committed to loan to FinTech funds as may be required up to a maximum of $1,100,000 (“Working Capital Loans”), which were to be repaid upon the consummation of an initial business combination. There were Working Capital Loans outstanding as of June 30, 2018 in the amount of $390,000 which were settled in cash on the Closing Date.

Registration Rights

On the Closing Date, the Company entered into the Registration Rights Agreement with certain of FinTech’s initial stockholders and certain of the Intermex stockholders that provides certain registration rights with respect to the shares of the Company’s common stock. The Registration Rights Agreement requires the Company to, among other things, file a resale shelf registration statement on behalf of the stockholders party to the Registration Rights Agreement as promptly as practicable upon request by Stella Point following the closing of the Merger. The Registration Rights Agreement also provides the stockholders party to the agreement the right (such right, the “Demand Registration Right”) to require the Company to effect one or more shelf registrations under the Securities Act, covering all or part of such stockholder’s common stock upon written request to the Company. Demand Registration Rights are available exclusively to Stella Point for the first 15 months after the closing of the Merger, and thereafter to certain other stockholders party to the Registration Rights Agreement. The Registration Rights Agreement additionally provides piggyback rights to the stockholders party to the Registration Rights Agreement, subject to customary underwriter cutbacks and issuer blackout periods. The Company also agreed to pay certain fees and expenses relating to registrations under the Registration Rights Agreement.

Shareholders Agreement

On the Closing Date of the Merger, the Company entered into an agreement by and between certain shareholders (the “Shareholders Agreement”). Pursuant to the Shareholders Agreement, for so long as Intermex legacy stockholders party thereto hold, in the aggregate, at least 10% of the total outstanding shares of the Company’s common stock, SPC Intermex will be entitled to designate eight individuals for election to the Company’s board of directors of which at least three designees must qualify as an “independent director” under the Exchange Act and Nasdaq rules. Following such times as the collective ownership of such Intermex legacy stockholders is less than 10% of the outstanding shares of the Company’s common stock, SPC Intermex will be entitled to designate one person for election to the Company’s board of directors, which designation right will lapse at such time as the Intermex legacy stockholders’ collective ownership is less than 5% of the outstanding shares of the Company’s common stock. Pursuant to the Shareholders Agreement, all of the stockholders party thereto (which stockholders represent, in the aggregate, more than 50% of the outstanding shares of common stock), are required to vote their shares of the Company’s common stock subject to the Shareholders Agreement as set forth therein for the director nominees designated thereunder. In addition, for so long as FinTech’s initial stockholders that are party to the Shareholders Agreement collectively own more than 5% of the Company’s outstanding common stock, FinTech Investor Holdings II, LLC, as representative, is entitled to designate one person as a non-voting observer to the Company’s board of directors. Certain parties to the Shareholders Agreement have also agreed to a lock-up provision restricting the stockholders party thereto from transferring their shares of the Company’s common stock subject to the terms of the Shareholders Agreement as set forth therein, subject to limited exceptions (the “Lock-Up Period”). The Lock-Up Period extends, subject to certain exceptions, from the Closing Date until the earlier of (i) fifteen months following the Closing Date and (ii) such time as the shares of the Company’s common stock then subject to the Shareholders Agreement represent, for a period of five consecutive business days, less than 50% of the total voting power of the Company’s outstanding common stock. See “Risk Factors - Because Stella Point controls a significant percentage of our common stock, it may influence our major corporate decisions and its interests may conflict with the interests of other holders of our common stock.” for additional information regarding the Shareholders Agreement.

Index
Policies and Procedures for Related Person Transactions

Effective upon the consummation of the Merger, our board of directors adopted a written related person transaction policy that sets forth the policies and procedures for the review and approval or ratification of related person transactions. The Company’s policy regarding related party transactions requires that management bring to the Audit Committee for its review each proposed “related person transaction” (defined as any transaction in which the Company is a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest). Any related party transaction must be approved or ratified by either (1) the Audit Committee or (2) the affirmative vote of a majority of directors who do not have a direct or indirect material interest in such related party transaction. Our policy does not specify the standards to be applied by our Audit Committee or another independent body of our board of directors in determining whether or not to approve or ratify a related person transaction and we accordingly anticipate that these determinations will be made in accordance with the DGCL.

Director Independence

Nasdaq listing rules require that a majority of the board of directors of a company listed on Nasdaq be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Michael Purcell, Kurt Holstein and John Rincon are independent directors under the Nasdaq listing rules and Rule 10A-3 of the Exchange Act. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director had with FinTech and Intermex and has with the Company and all other facts and circumstances our board of directors deemed relevant in determining independence, including the beneficial ownership of our common stock by each non-employee director, and the transactions involving them.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following tables present fees for professional audit services rendered by BDO USA, LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2018 and 2017, and fees billed for the other services rendered during those periods.

	2018	2017
Audit fees (1)	$2,196,550	$-
Audit-related fees (2)	$-	$-
Tax fees (3)	$-	$-
All other fees (4)	$-	$-

The following tables present fees for professional audit services rendered by Grant Thornton LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2018 and 2017, and fees billed for the other services rendered during those periods.

	2018	2017
Audit fees (1)	$-	$199,662
Audit-related fees (2)	$-	$-
Tax fees (3)	$408,800	$202,918
All other fees (4)	$-	$-

(1)
Audit fees consists principally of audit work performed on the consolidated financial statements, reviews of our Form 10-Q's, as well as work generally only the independent registered certified public accountants can reasonably be expected to provide, such as statutory audits. Such audit fees also include professional services for comfort letters, consents and reviews of documents filed with the Securities and Exchange Commission, including those in connection with the Merger transaction that closed in July 2018.

(2)	Audit-related fees would consist of accounting advisory services, and other miscellaneous matters. No such services were provided in the relevant periods.

(3)	Tax fees consisted principally of assistance with tax compliance, preparation of returns, tax planning, and providing tax guidance.

(4)
All other fees would consist of the aggregate fees billed for products and services other than the services described under audit fees, audit-related fees and tax fees. No such products and services were provided in the relevant periods.

Index
Audit Fees

Audit fees include the aggregate fees for the audit of our annual consolidated financial statements and internal controls, and the reviews of each of the quarterly consolidated financial statements included in our Forms 10-Q. These fees also include statutory and other audit work performed with respect to certain of our subsidiaries.

Audit-Related Fees

Audit-related fees include accounting advisory services related to the accounting treatment of transactions or events, including acquisitions, and to the adoption of new accounting standards, as well as additional procedures related to accounting records performed to comply with regulatory reporting requirements and to provide certain attest reports.

Tax Fees

Tax fees were for tax compliance services and assistance with federal and provincial tax-related matters.

All Other Fees

All other fees were for advisory services related to compliance with regulatory reporting requirements.

Pre-Approval Policies and Procedures

All of the fees described above were approved by the Audit Committee. The Audit Committee is responsible for overseeing the audit fee negotiations associated with the retention of BDO USA LLP to perform the audit of our annual consolidated financial statements and internal controls. The Audit Committee has adopted a pre-approval policy under which the Audit Committee approves in advance all audit and non-audit services to be performed by our independent auditors. As part of its pre-approval policy, the Audit Committee considers whether the provision of any proposed non-audit services is consistent with the SEC’s rules on auditor independence. In accordance with the pre-approval policy, the Audit Committee has pre-approved certain specified audit and non-audit services to be provided by BDO USA LLP if they are initiated within 18 months after the date of the pre-approval (or within such other period from the date of pre-approval as may be provided). If there are any additional services to be provided, a request for pre-approval must be submitted by management to the Audit Committee for its consideration under the policy. Finally, in accordance with the pre-approval policy, the Audit Committee has delegated pre-approval authority to each of its members. Any member who exercises this authority must report any pre-approval decisions to the Audit Committee at its next meeting.

Index
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this report:

1.	Financial Statements (See Index to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K);

2.
Financial Statement Schedule (See Index to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K). All financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto listed in the “Index to Consolidated Financial Statements” in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K;

3.	The exhibits listed in the "Exhibit Index" attached to this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Document

2.1
Agreement and Plan of Merger, dated December 19, 2017, between the Company, FinTech Merger Sub II Inc., Intermex Holdings II, Inc. and SPC Intermex Representative LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

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

4.1
Warrant Agreement, dated January 19, 2017, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

4.2
Shareholders Agreement, dated July 26, 2018, between the Company and the stockholders of the Company signatory thereto (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

4.3
Shareholders Agreement Amendment, dated as of December 12, 2018, by and among FinTech Investor Holdings II, LLC, the Company and SPC Intermex Representative LLC. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K on filed on December 14, 2018).

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.2
Registration Rights Agreement, dated July 26, 2018, by and among FinTech Acquisition Corp. II, SPC Investors, Minority Investors and Additional Investors (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.3(a)
International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.3(a) to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

Index
Exhibit No.	Document

10.3(b)	Form of Director RSU Agreement (incorporated by reference to Exhibit 10.3(b) to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.4(a)	Form of Incentive Stock Option Award (incorporated by reference to Exhibit 10.4(a) to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.4(b)	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.4(b) to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.4(c)	Form of Restricted Stock Award (Non-executive) (incorporated by reference to Exhibit 10.4(c) to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.4(d)	Form of Restricted Stock Award (Director) (incorporated by reference to Exhibit 10.4(d) to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.4(e)
Form of Restricted Stock Award (Executive Officer) (incorporated by reference to Exhibit 10.4(e) to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.4(f)
Form of Nonqualified Stock Option Agreement (Robert Lisy) (incorporated by reference to Exhibit 10.4(f) to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.5(a)
Amended and Restated Employment Agreement by and between Robert Lisy and Intermex Holdings, Inc. dated as of December 19, 2017 (incorporated by reference to Exhibit 10.5(a) to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.5(b)
Amended and Restated Employment Agreement by and between Darrell Ebbert and Intermex Holdings, Inc. dated as of February 1, 2017 (incorporated by reference to Exhibit 10.5(b) to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.5(c)
Employment Agreement by and between Eduardo Azcarate and Intermex Holdings, Inc. dated as of February 1, 2017 (incorporated by reference to Exhibit 10.5(c) to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.5(d)
Amended and Restated Employment Agreement by and between Jose Perez-Villarreal and Intermex Holdings, Inc. dated as of February 1, 2017 (incorporated by reference to Exhibit 10.5(d) to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.5(e)
Employment Agreement by and between Randy Nilsen and Intermex Holdings, Inc. dated as of February 1, 2017 (incorporated by reference to Exhibit 10.5(e) to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.5(f)
Employment Agreement by and between William Velez and Intermex Holdings, Inc. dated as of February 1, 2017 (incorporated by reference to Exhibit 10.5(f) to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.5(g)
Employment, Transition and Separation Agreement by and between Darrell Ebbert and Intermex Holdings, Inc., dated as of March 10, 2018 (incorporated by reference to Exhibit 10.5(g) to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.5(f)
Employment Agreement, by and between Tony Lauro II and Intermex Holdings, Inc., dated as of October 22, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on filed on October 26, 2018).

10.6	Form of Transaction Bonus Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

Index
Exhibit No.	Document

10.7
Credit Agreement, dated November 7, 2018, by and among Intermex Wire Transfer, LLC, Intermex Holdings, Inc., International Money Express, Inc., International Money Express Sub 2, LLC, each Guarantor, and KeyBank National Association, as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on filed on November 8, 2018).

10.8
Amendment No. 1, dated as of December 7, 2018 to the Credit by and among Intermex Wire Transfer, LLC, Intermex Holdings, Inc., International Money Express, Inc., International Money Express Sub 2, LLC, each Guarantor, and KeyBank National Association, as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on filed on December 10, 2018).

21.1 *	Subsidiaries of the registrant

31.1 *	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Chief Executive Officer

31.2 *	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Chief Financial; Officer

32.1 *	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

ITEM 16.	FORM 10-K SUMMARY

None.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Money Express, Inc. (Registrant)

March 22, 2019	By:	/s/ Robert Lisy
Robert Lisy
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Lisy	Chief Executive Officer, President and Chairman of the	March 22, 2019
Robert Lisy	Board of Directors (Principal Executive Officer)

/s/ Tony Lauro	Chief Financial Officer (Principal Financial Officer and	March 22, 2019
Tony Lauro	Principal Accounting Officer)

/s/ Adam Godfrey	Director	March 22, 2019
Adam Godfrey

/s/ Kurt Holstein	Director	March 22, 2019
Kurt Holstein

/s/ Robert Jahn	Director	March 22, 2019
Robert Jahn

/s/ Stephen Paul	Director	March 22, 2019
Stephen Paul

/s/ Michael Purcell	Director	March 22, 2019
Michael Purcell

/s/ John Rincon	Director	March 22, 2019
John Rincon

/s/ Justin Wender	Director	March 22, 2019
Justin Wender