Form 10-Q
period 2019-03-31
International Money Express, Inc.
filed 2019-05-15
CIK 1683695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019 OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common stock ($0.0001 par value)	IMXI	Nasdaq Capital Market

As of May 8, 2019 there were 37,974,976 shares of the registrant’s common stock, $0.0001 par value per share, outstanding. The registrant has no other class of common stock outstanding.

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

•	changes in applicable laws or regulations;
•	the possibility that we may be adversely affected by other economic, business and/or competitive factors;
•	factors relating to our business, operations and financial performance, including:
o	competition in the markets in which we operate;
o	our ability to maintain agent relationships on terms consistent with those currently in place;
o	our ability to maintain banking relationships necessary for us to conduct our business;
o	credit risks from our agents and the financial institutions with which we do business;
o	bank failures, sustained financial illiquidity, or illiquidity at our clearing, cash management or custodial financial institutions;
o	our ability to meet our debt obligations and remain in compliance with our credit facility requirements;
o	new technology or competitors that disrupt the current ecosystem;
o	cyber-attacks or disruptions to our information technology, computer network systems and data centers;
o	our success in developing and introducing new products, services and infrastructure;
o	customer confidence in our brand and in consumer money transfers generally;
o	our ability to maintain compliance with the regulatory requirements of the jurisdictions in which we operate or plan to operate;
o	international political factors or implementation of tariffs, border taxes or restrictions on remittances or transfers of money out of the United States;
o	changes in tax laws and unfavorable outcomes of tax positions we take;
o	political instability, currency restrictions and devaluation in countries in which we operate or plan to operate;
o	weakness in U.S. or international economic conditions;
o	change or disruption in international migration patterns;
o	our ability to protect our brand and intellectual property rights;
o	our ability to retain key personnel;
o	changes in foreign exchange rates could impact consumer remittance activity; and
•
other economic, business and/or competitive factors, risks and uncertainties, including those described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Index
PART 1 – FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data, unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$84,739	$73,029
Accounts receivable, net of allowance of $621 and $842, respectively	86,664	35,795
Prepaid wires	7,293	26,655
Other prepaid expenses and current assets	2,050	3,171
Total current assets	180,746	138,650

Property and equipment, net	10,727	10,393
Goodwill	36,260	36,260
Intangible assets, net	34,310	36,395
Deferred tax asset, net	2,817	2,267
Other assets	2,193	1,874
Total assets	$267,053	$225,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net	$4,498	$3,936
Accounts payable	14,234	11,438
Wire transfers and money orders payable	86,995	36,311
Accrued and other liabilities	17,298	16,355
Total current liabilities	123,025	68,040

Long term liabilities:
Debt, net	96,780	113,326
Total long term liabilities	96,780	113,326

Commitments and Contingencies, see Note 13

Stockholders’ equity:
Common stock $0.0001 par value; 230,000,000 shares authorized, 36,182,783 shares issued and outstanding as of March 31, 2019and December 31, 2018	4	4
Additional paid-in capital	62,515	61,889
Accumulated deficit	(15,277)	(17,418)
Accumulated other comprehensive income (loss)	6	(2)
Total stockholders’ equity	47,248	44,473
Total liabilities and stockholders’ equity	$267,053	$225,839

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except for share data, unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Wire transfer and money order fees	$58,451	$47,854
Foreign exchange	9,402	7,731
Other income	496	371
Total revenues	68,349	55,956

Operating expenses:
Service charges from agents and banks	45,569	37,937
Salaries and benefits	7,597	6,223
Other selling, general and administrative expenses	5,723	4,009
Transaction costs	-	1,461
Depreciation and amortization	3,152	3,789
Total operating expenses	62,041	53,419

Operating income	6,308	2,537

Interest expense	2,071	3,284

Income (loss) before income taxes	4,237	(747)

Income tax provision (benefit)	1,081	(207)

Net income (loss)	3,156	(540)

Other comprehensive income	8	21

Comprehensive income (loss)	$3,164	$(519)

Income (loss) per common share:
Basic and diluted	$0.09	$(0.03)

Weighted-average common shares outstanding:
Basic	36,182,783	17,227,682
Diluted	36,195,463	17,227,682

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except for share data, unaudited)

					Accumulated Other	Total
	Common Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2017	17,227,682	$2	$46,076	$(10,174)	$(2)	$35,902
Net loss	-	-	-	(540)	-	(540)
Share-based compensation	-	-	228	-	-	228
Adjustment from foreign currency translation, net	-	-	-	-	21	21
Balance, March 31, 2018	17,227,682	$2	$46,304	$(10,714)	$19	$35,611

					Accumulated Other	Total
	Common Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2018	36,182,783	$4	$61,889	$(17,418)	$(2)	$44,473
Adoption of new accounting pronouncement (See Note 3)	-	-	-	(1,015)	-	(1,015)
Net income	-	-	-	3,156	-	3,156
Share-based compensation	-	-	626	-	-	626
Adjustment from foreign currency translation, net	-	-	-	-	8	8
Balance, March 31, 2019	36,182,783	$4	$62,515	$(15,277)	$6	$47,248

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$3,156	$(540)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,152	3,789
Share-based compensation	626	228
Provision for bad debt	360	43
Debt origination costs amortization	175	231
Deferred taxes	(213)	(250)
Loss on disposal of property and equipment	51	42
Total adjustments	4,151	4,083
Changes in operating assets and liabilities:
Accounts receivable	(51,223)	10,397
Prepaid wires	19,494	(4,236)
Other prepaid expenses and assets	769	(356)
Wire transfers and money orders payables	50,505	4,977
Accounts payable and accrued and other liabilities	2,363	3,720
Net cash provided by operating activities	29,215	18,045

Cash flows from investing activities:
Purchases of property and equipment	(1,193)	(1,510)
Acquisition of agent locations	(250)	-
Net cash used in investing activities	(1,443)	(1,510)

Cash flows from financing activities:
Repayments under revolving loan, net	(15,000)	-
Repayment of term loan	(1,125)	(1,213)
Net cash used in financing activities	(16,125)	(1,213)

Effect of exchange rate changes on cash	63	307

Net increase in cash and restricted cash	11,710	15,629

Cash and restricted cash, beginning of the period	73,029	59,795

Cash and restricted cash, end of the period	$84,739	$75,424

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,895	$3,284

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

The Merger was accounted for as a reverse recapitalization where FinTech was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on the facts that following the Merger, the former stockholders of Intermex control the majority of the voting rights in respect of the board of directors of the Company, Intermex comprising the ongoing operations of the Company and Intermex’s senior management comprising the senior management of the Company. Accordingly, the Merger was treated as the equivalent of Intermex issuing stock for the net assets of FinTech, accompanied by a recapitalization. The net assets of FinTech were stated at historical cost, with no goodwill or other intangible assets resulting from the Merger. The consolidated assets, liabilities and results of operations prior to the Closing Date of the Merger are those of Intermex, and FinTech’s assets, liabilities and results of operations are consolidated with Intermex beginning on the Closing Date. The shares and corresponding capital amounts included in common stock and additional paid-in capital, pre-merger, have been retroactively restated as shares reflecting the exchange ratio in the Merger. The historical financial information and operating results of FinTech prior to the Merger have not been separately presented in these condensed consolidated financial statements as they were not significant or meaningful.

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

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s interim condensed consolidated financial statements and related notes are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim financial statements are not necessarily indicative of the results that may be reported for the entire year. Certain information and footnote disclosures required by GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued guidance, Revenue from Contracts with Customers, which amended the existing accounting standards for revenue recognition. Refer to Note 3 for additional discussion on the adoption of this standard on January 1, 2019.

The FASB issued guidance, Leases, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous accounting rules. The guidance requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. This guidance is required to be adopted by the Company beginning in the first quarter of 2020 and must be applied using a modified retrospective approach. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements.

The FASB issued amended guidance, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments are presented and classified in the condensed consolidated statements of cash flows. The amendments are aimed at reducing the existing diversity in practice. The Company adopted this guidance in the first quarter of 2019 applying a retrospective approach for each period presented. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements.

The FASB issued amended guidance, Intangibles – Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment. The amended standard simplifies how an entity tests goodwill by eliminating Step 2 of the goodwill impairment test related to measuring an impairment charge. Instead, impairment will be recorded for the amount that the carrying amount of a reporting unit exceeds its fair value. This new guidance is effective for the Company beginning in the first quarter of 2021. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

The FASB issued guidance, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, regarding the measurement of credit losses for certain financial instruments. The new standard replaces the incurred loss model with a current expected credit loss (“CECL”) model. The CECL model is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. The Company is required to adopt the new standard beginning in the first quarter of 2022. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior-year amounts in the consolidated statements of operations and comprehensive income (loss) to conform to current-year reporting presentation. These reclassifications had no impact on net income (loss), comprehensive income (loss) or stockholders’ equity.

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – FINTECH MERGER

FinTech Merger

As discussed in Note 1, on July 26, 2018, Intermex and FinTech consummated the Merger, which was accounted for as a reverse recapitalization. Immediately prior to the Merger, FinTech’s shareholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 4.9 million shares of FinTech for gross redemption payments of $49.8 million. Subsequent to this redemption, there were 18.9 million outstanding shares. The aggregate consideration paid in the Merger by FinTech to the Intermex shareholders consisted of approximately (i) $102.0 million in cash and (ii) 17.2 million shares of FinTech common stock. In accounting for the reverse recapitalization, the net cash proceeds received in the third quarter of 2018 from FinTech amounted to $5.0 thousand as shown in the table below (in thousands):

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

Cash consideration to Intermex shareholders includes the payout of all vested Incentive Units issued to employees of the Company as discussed in Note 10.

After the completion of the Merger on July 26, 2018, there were 36.2 million shares of International Money Express, Inc. common stock outstanding, warrants to purchase 9 million shares of common stock and 3.4 million shares reserved for issuance under the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (See Note 10).

Transaction Costs

Direct costs related to the Merger were expensed as incurred and included as “transaction costs” in the condensed consolidated statement of operations and comprehensive income (loss). Transaction costs included all internal and external costs directly related to the Merger, consisting primarily of legal, consulting, accounting, advisory and financing fees and certain incentive bonuses directly related to the Merger. Transaction costs for the three months ended March 31, 2018 amounted to $1.5 million.

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – REVENUE RECOGNITION STANDARD

On January 1, 2019, the Company adopted the new accounting standard, Revenue from Contracts with Customers, as amended, which modified the existing accounting standards for revenue recognition. The guidance establishes that an entity should recognize revenue to depict the transfer of promised goods or services, that is, the satisfaction of performance obligations, to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance establishes a five-step model to determine when revenue recognition is appropriate. The Company adopted the guidance using the modified retrospective approach recording the cumulative effect of initially applying the new guidance as an adjustment to the opening balance of accumulated deficit in the condensed consolidated balance sheet, amounting to $1.0 million, net of tax, with a corresponding increase to deferred revenue liability, included within accrued and other liabilities in the condensed consolidated balance sheet. In accordance with the modified retrospective approach, the comparative information has not been restated and continues to be reported under the accounting standards in effect for that period. The adoption of the new revenue standard is not expected to have a material impact to the Company’s revenues or net income on an ongoing basis.

For the three months ended March 31, 2019, the Company recognized $67.9 million in revenues from contracts with customers. There are no significant initial costs incurred to obtain contracts with customers. However, the Company’s loyalty program provides that for each money transfer completed customers earn points, which can be redeemed at a later time under the terms of the loyalty program. Therefore, a portion of the initial consideration is recorded as deferred revenue. Prior to the implementation of the standard, the Company used the incremental cost method to account for the loyalty program; therefore, a liability for the cost associated with the company’s future obligation to its customers was created and the loyalty program expense was recorded within Service charges from agents and banks in the consolidated statements of operations and comprehensive income (loss). Under the new guidance, loyalty program expense is recorded as contra revenue. The loyalty program reserve balance as of January 1, 2019 of $0.6 million was credited to accumulated deficit as this became part of the beginning balance of the new deferred revenue liability.

Based on our assessment of the new standard, except for the loyalty program discussed above, we have determined that our revenues include only one performance obligation, which is to collect the consumer’s money and make funds available for payment, generally on the same day, to a designated recipient in the currency requested.

The Company also offers several other services, including money orders and check cashing, for which revenue is derived by a fee per transaction. For the significant majority of the Company’s revenues, the Company acts as the principal in transactions and reports revenue on a gross basis, as the Company controls the service at all times prior to transfer to the customer, is primarily responsible for fulfilling the customer contracts, has the risk of loss, and has the ability to establish transaction prices.

NOTE 4 – OTHER PREPAID EXPENSES AND CURRENT ASSETS

Other prepaid expenses and current assets consisted of the following (in thousands):

	March 31, 2019	December 31, 2018

Prepaid insurance	$747	$751
Prepaid fees	647	719
Other prepaid expenses	656	1,701
	$2,050	$3,171

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets on the condensed consolidated balance sheets of the Company consist of agent relationships, trade name, developed technology and other intangible assets. Agent relationships, trade name and developed technology are all amortized over 15 years using an accelerated method that correlates with the projected realization of the benefit. Other intangibles primarily relate to the acquisition of certain agent locations, which are amortized straight line over 10 years. The determination of our other intangible fair values includes several assumptions that are subject to various risks and uncertainties. Management believes it has made reasonable estimates and judgments concerning these risks and uncertainties. A change in the conditions, circumstances or strategy of the Company may result in a need to recognize an impairment charge.

The following table presents the changes in goodwill and other intangible assets (in thousands):

	Goodwill	Other Intangibles
Balance at December 31, 2018	$36,260	$36,395
Acquisition of agent locations	-	250
Amortization expense	-	(2,335)
Balance at March 31, 2019	$36,260	$34,310

NOTE 6 – ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018

Payables to agents	$9,273	$8,972
Accrued compensation	1,603	2,344
Accrued bank charges	995	983
Accrued loyalty program reserve	-	621
Accrued legal fees	327	920
Accrued taxes	1,054	745
Deferred revenue loyalty program liability	2,311	-
Other	1,735	1,770
	$17,298	$16,355

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – DEBT

Debt consisted of the following (in thousands):

	March 31, 2019	December 31, 2018

Revolving credit facility	$15,000	$30,000
Term loan	88,875	90,000
	103,875	120,000
Less: Current portion of long term debt (1)	(4,498)	(3,936)
Less: Debt origination costs	(2,597)	(2,738)
	$96,780	$113,326

(1)	Current portion of long-term debt is net of debt origination costs of $0.6 million at March 31, 2019 and December 31, 2018.

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

On March 25, 2019, the Company entered into an Increase Joinder No. 1 to the Credit Agreement (the “Increase Joinder”) under which the Company received $12 million from the incremental facility in the second quarter of 2019. The proceeds of the Increase Joinder will be primarily used to pay for the cash portion of the Tender Offer (see Note 10) during the second quarter of 2019.

Interest on the term loan facility and revolving credit facility under the Credit Agreement is determined by reference to either LIBOR or a “base rate”, in each case plus an applicable margin of 4.50% per annum for LIBOR loans or 3.50% per annum for base rate loans. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum. The effective interest rates as of March 31, 2019 for the term loan and revolving credit facility were 7.72% and 8.78%, respectively.

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

NOTE 8 – FAIR VALUE MEASUREMENTS

The Company determines fair value in accordance with the provisions of FASB guidance, Fair Value Measurements and Disclosures, which defines fair value as an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-level fair value hierarchy that prioritizes the inputs used to measure fair value was established. There are three levels of inputs used to measure fair value. Level 1 relates to quoted market prices for identical assets or liabilities. Level 2 relates to observable inputs other than quoted prices included in Level 1. Level 3 relates to unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s non-financial assets measured at fair value on a nonrecurring basis include the goodwill and other intangibles. The Company’s cash is representative of fair value as these balances are comprised of deposits available on demand. Accounts receivable, prepaid wires, accounts payable and wire transfers and money orders payable are representative of their fair values because of the short turnover of these items.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

Prior to the Merger, Intermex paid a monthly management fee of $65 thousand, plus reimbursement of expenses, to a related party for management services, which was included in other selling, general and administrative expenses on the Company’s condensed consolidated statements of operations and comprehensive income (loss). There were no amounts payable to or receivable from related parties included in the condensed consolidated balance sheets at March 31, 2019 and December 31, 2018. Upon closing of the Merger on July 26, 2018 (See Note 2), the management fee agreement with the related party was terminated.

NOTE 10 – STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

After the completion of the Merger on the Closing Date, there were 36.2 million shares of the Company’s common stock outstanding and outstanding warrants to purchase approximately 9 million shares of common stock. As of the Closing Date, the former stockholders of Intermex owned approximately 48.3% and the former stockholders of FinTech owned approximately 51.7% of the combined company’s outstanding common stock. At March 31, 2019, the Company was authorized to issue 230 million shares of common stock and had 36.2 million shares of common stock issued and outstanding at $0.0001 par value per common share.

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Equity Warrants

Prior to the Merger, FinTech issued 8.8 million public warrants (“Public Warrants”) and 0.2 million private placement warrants (“Placement Warrants”)(combined are referred to as the “Warrants”). The Company assumed the Warrants upon the change of control event. As a result of the Merger, the Warrants issued by FinTech were no longer exercisable for shares of FinTech common stock but instead were exercisable for common stock of the Company. All other features of the Warrants remain unchanged. There are no cash obligations for the Company pertaining to these Warrants, and they are recognized in equity upon any exercise.

Each whole Warrant entitled the holder to purchase one share of the Company’s common stock at a price of $11.50 per share. The Warrants became exercisable 30 days after the completion of the Merger and expire five years after that date, or earlier upon redemption or liquidation.

On March 28, 2019, the Company announced the commencement of its offer (the “ Tender Offer”) to each holder of the Warrants to purchase shares of common stock of the Company to receive a combination of 0.201 shares of its common stock and $1.12 in cash, for each Warrant tendered by the holder and exchanged pursuant to the Tender Offer.

On April 29, 2019, the Company entered into Amendment No. 1 (the “Warrant Amendment”) to the Warrant Agreement, dated as of January 19, 2017 (the “Warrant Agreement”). The Warrant Amendment amends the Warrant Agreement to permit the Company to require that each Warrant that is outstanding upon the closing of the Offer to be converted into a combination of 0.181 shares of common stock, par value $0.0001 per share, of the Company and $1.00 in cash. The Company intends to exchange all remaining untendered Warrants for the Conversion Consideration in accordance with the terms of the Warrant Agreement, as amended, on or about May 20, 2019. For the three months ended March 31, 2019, the Company incurred in approximately $513 thousand in professional and legal fees related to the Tender Offer. These expenses were recorded as other selling, general and administrative expenses in the statement of operations and comprehensive income (loss).

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

The value of each option grant is estimated on the grant date using the Black-Scholes option pricing model. The option pricing model requires the input of highly subjective assumptions, including the grant date fair value of our common stock, expected volatility, expected forfeitures and risk-free interest rates. To determine the grant date fair value of the Company’s common stock, we use the closing market price of our common stock at the grant date. We also use an expected volatility based on the historical volatilities of a group of guideline companies and the “simplified” method for calculating the expected life of our stock options. We have elected to account for forfeitures as they occur. The risk-free interest rates are obtained from publicly available U.S. Treasury yield curve rates.

Share-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The stock options issued under the 2018 Plan have 10-year terms and vest in four equal annual installments beginning 1 year after the date of the grant. The Company recognized compensation expense for stock options of approximately $0.6 million for the three months ended March 31, 2019, which is included in salaries and benefits in the condensed consolidated statements of operations and comprehensive income (loss). No stock options were vested during the first quarter of 2019, therefore no stock options were exercisable as of March 31, 2019. The weighted-average grant date fair value for the stock options to purchase 2.8 million shares of common stock granted was $3.47 per share. As of March 31, 2019, there were 2.8 million non-vested stock options and unrecognized compensation expense of approximately $8.2 million is expected to be recognized over a weighted-average period of 3.36 years.

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the stock option activity during the three months ended March 31, 2019 is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2018	2,881,219	$10.00	9.60	$3.47
Granted	45,000	11.01		3.71
Exercised	-	-		-
Forfeited	(95,000)	9.91		3.43
Expired	-	-		-
Outstanding at March 31, 2019	2,831,219	$10.02	9.36	$3.47

The restricted stock units issued under the 2018 Plan to the Company’s independent directors vest on the one-year anniversary from the grant date. The Company recognized compensation expense for restricted stock units of $53 thousand for the three months ended March 31, 2019, which is included in salaries and benefits in the condensed consolidated statements of operations and comprehensive income (loss). There were no forfeited or vested restricted stock units during the three months ended March 31, 2019. As of March 31, 2019, there was $70 thousand of unrecognized compensation expense for the restricted stock units.

Incentive Units

Interwire LLC, the former parent company of Intermex, issued Class B, C and D incentive units to employees of the Company (collectively “incentive units”). As these units were issued as compensation to the Company’s employees, the expense was recorded by the Company. In connection with the Merger, on the Closing Date, all unvested incentive units for Class B, C and D became fully vested and were immediately recognized as share-based compensation expense in the third quarter of 2018. Share-based compensation expense recognized related to these incentive units and included in salaries and benefits in the condensed consolidated statements of operations and comprehensive income (loss), amounted to $0.2 million for the three months ended March 31, 2018. Subsequent to the Merger, all incentive units ceased to exist.

NOTE 11 – INCOME (LOSS) PER SHARE

Basic income (loss) per share is calculated by dividing net income (loss) for period by the weighted average number of common shares outstanding for the period. In computing dilutive income (loss) per share, basic income (loss) per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards, including common stock options, restricted stock and warrants.

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Below are basic and diluted net income (loss) per share for the periods indicated (in thousands, except for share data):

	Three Months Ended March 31,
	2019	2018

Net income (loss) for basic and diluted income (loss) per common share	3,156	(540)

Shares:
Weighted-average common shares outstanding – basic	36,182,783	17,227,682
Weighted-average common shares outstanding – diluted	36,195,463	17,227,682

Net income (loss) per common share - basic and diluted	$0.09	$(0.03)

The computation of diluted income per share above considers the effect of approximately 2.8 million options to purchase shares of the Company’s common stock and 9.0 million warrants underlying shares of Company stock within diluted weighted-average shares outstanding for the three month ended March 31, 2019. However, under the treasury stock method their inclusion was anti-dilutive.

NOTE 12 – INCOME TAXES

A reconciliation between the income tax provision (benefit) at the U.S. statutory tax rate and the Company’s income tax provision (benefit) on the condensed consolidated statements of operations and comprehensive income (loss) is below:

	Three Months Ended March 31,
	2019	2018

Income (loss) before income taxes	$4,237	$(747)
U.S. statutory tax rate	21%	21%
Income tax expense (benefit) at statutory rate	890	(157)

State tax expense (benefit), net of federal	250	(40)
Foreign tax rates different from U.S. statutory rate	4	7
Non-deductible expenses	9	(17)
Other	(72)	-
Total income tax provision (benefit)	$1,081	$(207)

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

As presented in the income tax reconciliation above, the tax provision (benefit) recognized on the condensed consolidated statements of operations and comprehensive income (loss) was impacted by state taxes, non-deductible expenses such as share-based compensation expense, transaction costs and foreign tax rates applicable to the Company’s foreign subsidiaries that are higher or lower than the U.S. statutory rate.

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On December 22, 2017, the U.S. enacted tax reform legislation known as H.R. 1, commonly referred to as the “Tax Cuts and Jobs Act” (the “Act”), resulting in significant modifications to existing law. All changes to the tax code that are effective as of January 1, 2018 have been applied by the Company in computing its income tax expense for the three months ended March 31, 2019 and 2018. Additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies may materially impact the provision for income taxes and effective tax rate in the period in which the guidance is issued.

In 2018, FinTech Acquisition Corp II was notified by the IRS that its 2017 federal income tax return was selected for examination. The Company has complied with all information requests to date. As of March 31, 2019, no amounts for tax, interest, or penalties have been paid or accrued as a result of this examination or any other uncertain tax positions.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Leases

The Company is a party to leases for office space and branch locations, several of which are on a month-to-month basis. Rent expense under all operating leases, included in other selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss), amounted to $0.5 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively.

In April 2018, the Company renegotiated its corporate lease to extend the term through November 2025. At March 31, 2019, future minimum rental payments required under operating leases for the remainder of 2019 and thereafter are as follows (in thousands):

2019	$1,043
2020	1,173
2021	1,002
2022	834
2023	790
Thereafter	1,438
$6,280

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

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contingencies

The Company operates in 50 U.S. states, two U.S. territories and two other countries. Money transmitters and their agents are under regulation by State and Federal laws. Violations may result in civil or criminal penalties or a prohibition from providing money transfer services in a particular jurisdiction. It is the opinion of the Company’s management, based on information available at this time, that the expected outcome of regulatory matters will not have a material adverse effect on either the results of operations or financial condition of the Company.

Regulatory requirements

Certain domestic subsidiaries of the Company are subject to maintaining minimum tangible net worth and liquid assets (eligible securities) to cover the amount outstanding of wire transfers and money orders payable. As of March 31, 2019, the Company’s subsidiaries were in compliance with these two requirements.

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date the condensed consolidated financial statements are issued. Except for the matters discussed in Notes 7 and 10, there were no other subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report on Form 10-Q and our Audited Financial Statements and related Notes and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2018. This MD&A contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward-Looking Statements” for additional factors relating to such statements, and see “Risk Factors” in our documents we have filed or furnished with the SEC for a discussion of certain risk factors applicable to our business, financial condition and results of operations. Past operating results are not necessarily indicative of operating results in any future periods.

Overview

We are a rapidly growing and leading money remittance services company focused primarily on the U.S. to the LAC corridor, which includes Mexico, Central and South America and the Caribbean. We utilize our proprietary technology to deliver convenient, reliable and value-added services to our customers through a broad network of sending and paying agents. Our remittance services, which include a comprehensive suite of ancillary financial processing solutions and payment services, are available in 50 states, Washington D.C. and Puerto Rico, where customers can send money to beneficiaries in 17 LAC countries and four countries in Africa. Our services are accessible in person through over 100,000 sending and paying agents and company-operated stores, as well as online and via Internet-enabled mobile devices.

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

Our money remittance services enable our customers to send and receive funds through our extensive network of locations in the United States that are primarily operated by third-party businesses, which we refer to as agents, and a small number of company-operated stores in the LAC corridor. In addition, our services are offered digitally through Intermexonline.com and via Internet-enabled mobile devices. We currently operate in the United States, Mexico, Guatemala and 20 additional countries. Since January 2015 through March 31, 2019, we have grown our agent network by more than 119% and increased our remittance transactions volume by approximately 117%. In the first quarter of 2019, we processed approximately 6.2 million remittances, representing over 23% growth in transactions as compared to the same period in 2018.

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

Index
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

Throughout 2018 and 2019, Latin American political and economic conditions remain unstable, as evidenced by high unemployment rates in key markets, currency reserves, currency controls, restricted lending activity, weak currencies and low consumer confidence, among other factors. Specifically, continued political and economic unrest in parts of Mexico and Guatemala contributed to volatility. Our business has generally been resilient during times of economic instability as money remittances are essential to many recipients, with the funds used by the receiving party for their daily needs. However, long-term sustained devaluation of the Mexican Peso or Guatemalan Quetzal as compared to the U.S. Dollar could negatively affect our revenues and profitability.

Money remittance businesses such as ours have continued to be subject to strict legal and regulatory requirements, and we continue to focus on and regularly review our compliance programs. In connection with these reviews, and in light of regulatory complexity and heightened attention of governmental and regulatory authorities related to cybersecurity and compliance activities, we have made, and continue to make, enhancements to our processes and systems designed to detect and prevent cyber-attacks, consumer fraud, money laundering, terrorist financing and other illicit activity, along with enhancements to improve consumer protection, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and similar regulations outside the United States. In coming periods, we expect these enhancements will continue to result in changes to certain of our business practices and may result in increased costs.

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

On December 22, 2017, the U.S. enacted tax reform legislation known as H.R. 1, commonly referred to as the “Tax Cuts and Jobs Act” (the “Act”), resulting in significant modifications to existing law. All changes to the tax code that were effective as of January 1, 2018 were applied by the Company in computing its income tax expense for the year ended December 31, 2018. Additional guidance issued by the U.S. Treasury Department, the IRS and other standard-setting bodies may materially impact the provision for income taxes and effective tax rate in the period in which the guidance is issued.

The Merger

On July 26, 2018 (the “Closing Date”), International Money Express, Inc. (formerly FinTech Acquisition Corp. II) consummated the previously announced merger by and among FinTech, Merger Sub 1, a wholly-owned subsidiary of FinTech, Merger Sub 2, a wholly-owned subsidiary of FinTech, Intermex Holdings, and SPC Intermex (the "Merger"). In connection with the closing of the Merger, FinTech changed its name to International Money Express, Inc.

The Merger was accounted for as a reverse recapitalization where FinTech was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on the facts that, following the Merger, the former stockholders of Intermex Holdings control the majority of the voting rights in respect of the board of directors of the Company, Intermex Holdings’ comprising the ongoing operations of the Company and Intermex Holdings’ senior management comprising the senior management of the Company. Accordingly, the Merger was treated as the equivalent of Intermex Holdings issuing stock for the net assets of FinTech, accompanied by a recapitalization. The net assets of FinTech were stated at historical cost, with no goodwill or other intangible assets resulting from the Merger. The consolidated assets, liabilities and results of operations prior to the Closing Date of the Merger are those of Intermex Holdings, and FinTech’s assets, liabilities and results of operations were consolidated with Intermex Holdings beginning on the Closing Date. The shares and corresponding capital amounts included in common stock and additional paid-in capital, pre-merger, have been retroactively restated as shares reflecting the exchange ratio in the Merger.

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

Index
After the completion of the transactions on the Closing Date, there were 36.2 million shares of International Money Express, Inc. outstanding common stock, warrants to purchase 9 million shares of common stock ("Warrants") and 3.4 million shares reserved for issuance under the International Money Express, Inc. 2018 Equity Compensation Plan, of which stock options to purchase 2.8 million shares of common stock and restricted stock units in respect of 21.2 thousand shares of common stock were granted to employees and independent directors of the Company in connection with the completion of the transaction. As of the Closing Date, the former stockholders of Intermex owned approximately 48.3% and the former stockholders of FinTech owned approximately 51.7%, respectively, of the combined Company’s outstanding common stock.

On March 28, 2019, the Company announced the commencement of its offer (the “Tender Offer”) to each holder of the Warrants to purchase shares of common stock of the Company to receive a combination of shares of its common stock and cash, for each Warrant tendered by the holder and exchanged pursuant to the Tender Offer. In addition, the Company solicited consents from the holders of the Warrants to amend the Warrant Agreement as described below.

On April 29, 2019, the Company entered into Amendment No. 1 (the “Warrant Amendment”) to the Warrant Agreement, dated as of January 19, 2017 (the “Warrant Agreement”). The Warrant Amendment amends the Warrant Agreement to permit the Company to require that each Warrant that is outstanding upon the closing of the Offer to be converted into a combination of 0.181 shares of common stock, par value $0.0001 per share, of the Company and $1.00 in cash (the "Conversion Consideration"). The Company intends to exchange all remaining untendered Warrants for the Conversion Consideration in accordance with the terms of the Warrant Agreement, as amended, on or about May 20, 2019. For the three months ended March 31, 2019, the Company incurred in approximately $513 thousand in professional and legal fees related to the Tender Offer. These expenses were recorded as other selling, general and administrative expenses in the statement of operations and comprehensive income (loss).

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are revenues, services charges from agents and banks, salaries and benefits and selling, general and administrative expenses. To help us assess our performance with these key indicators, we use Adjusted EBITDA as a non-GAAP financial measure. We believe this non-GAAP measure provides useful information to investors and expanded insight to measure our revenue and cost performance as a supplement to our U.S. GAAP consolidated financial statements. See the “Adjusted EBITDA” sections below for reconciliations of Adjusted EBITDA to our net income, the closest GAAP measure.

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

Operating Expenses

Service Charges from Agents and Banks

Service charges and fees primarily consist of agent commissions and bank fees. Service charges and fees vary based on agent commission percentages and the amount of fees charged by the banks. Sending agents earn a commission on each transaction they process of approximately 50% of the transaction fee. Service charges and fees may increase if banks or payer organizations increase their fee structure. Service charges also vary based on the method the customer selects to send the transfer and payer organization that facilitates the transaction.

Salaries and Benefits

Salaries and benefits include cash and share-based compensation associated with our corporate employees and sales team as well as employees at our company-operated stores. Corporate employees include management, customer service, compliance, information technology, finance and human resources. Our sales team, located throughout the United States, is focused on supporting and growing our sending agent network.

Other Selling, General and Administrative

General and administrative expenses primarily consist of fixed overhead expenses associated with our operations, such as information technology, rent expense, insurance, professional services, facilities maintenance and other similar types of expenses. A portion of these expenses relate to our 32 company-operated stores; however, the majority relate to the overall business and compliance for being a public company. Selling expenses include expenses such as advertising and promotion, provision for bad debt and expenses associated with increasing our network of agents. These expenses are expected to continue to increase in line with increase in revenues.

Index
Transaction Costs

We incurred transaction costs associated with the Merger. These costs included all internal and external costs directly related to the transaction, consisting primarily of legal, consulting, accounting, advisory fees and certain incentive bonuses. Due to their significance, they are presented separately in our condensed consolidated financial statements.

Depreciation and Amortization

Depreciation largely consists of depreciation of computer equipment and software that supports our technology platform. Amortization of intangible assets is primarily related to our agent relationships, trade name and developed technology.

Non-Operating Expenses

Interest Expense

Interest expense consists primarily of interest associated with our debt, which consisted of a term loan and revolving credit facility that were both refinanced on November 7, 2018. As of March 31, 2019 and December 31, 2018, the interest rates for the term loan and revolving credit facility related to our current Credit Agreement were 7.0% and 7.0%, and 7.34% and 7.01%, respectively. Interest on the term loan facility and revolving credit facility is determined by reference to either LIBOR or a “base rate”, in each case, plus an applicable margin of 4.50% per annum for LIBOR loans or 3.50% per annum for base rate loans. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum.

Income tax provision (benefit)

Our income tax provision (benefit) includes the expected benefit of all deferred tax assets, including our net operating loss carryforwards. With few exceptions, our net operating loss carryforwards will expire from 2029 through 2037 and are subject to annual utilization limitations; however, our current assessment is that no valuation allowance is required for any of our deferred tax assets. Our income tax provision (benefit) has been impacted by non-deductible expenses, including shared-based compensation and transaction costs. The Act, enacted in December 2017, reduced our federal corporate tax rate from 34% to 21% beginning in 2018.

Net Income (Loss)

Net income (loss) is determined by subtracting operating and non-operating expenses from revenues.

Segments

Our business is organized around one reportable segment that provides money transmittal services primarily between the USA and Latin America. This is based on the objectives of the business and how our chief operating decision maker, the CEO and President, monitors operating performance and allocates resources.

Index
Results of Operations

The following table summarizes key components of our results of operations for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2019	2018	% Change
	(Unaudited)
Revenues:
Wire transfer and money order fees	$58,451	$47,854	22%
Foreign exchange	9,402	7,731	22%
Other income	496	371	34%
Total revenues	68,349	55,956	22%

Operating expenses:
Service charges from agents and banks	45,569	37,937	20%
Salaries and benefits	7,597	6,223	22%
Other selling, general and administrative expenses	5,723	4,009	43%
Transaction costs	-	1,461	(100%)
Depreciation and amortization	3,152	3,789	(17%)
Total operating expenses	62,041	53,419	16%

Operating income	6,308	2,537	149%

Interest expense	2,071	3,284	(37%)

Income (loss) before income taxes	4,237	(747)	667%

Income tax provision (benefit)	1,081	(207)	622%
Net income (loss)	$3,156	$(540)	684%

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenues

Revenues for the above periods are presented below:

	Three Months Ended March 31, 2019	% of Revenues	Three Months Ended March 31, 2018	% of Revenues

($ in thousands)

Revenues:
Wire transfer and money order fees	$58,451	85%	$47,854	85%
Foreign exchange	9,402	14%	7,731	14%
Other income	496	1%	371	1%
Total revenues	$68,349	100%	$55,956	100%

Wire transfer and money order fees of $58.5 million for the three months ended March 31, 2019 increased by $10.6 million from $47.9 million for the three months ended March 31, 2018. This increase of $10.6 million was due to a 24% increase in transaction volume compared to the first quarter of 2018, largely due to the continued growth in our agent network, which has grown by 21% from March 2018 to March 2019.

Revenues from foreign exchange of $9.4 million for the three months ended March 31, 2019 increased by $1.7 million from $7.7 million for the three months ended March 31, 2018. This increase of $1.7 million was primarily due to higher transaction volume achieved by growth in our agent network.

Index
Operating Expenses

Operating expenses for the above periods are presented below:

	Three Months Ended March 31, 2019	% of Revenues	Three Months Ended March 31, 2018	% of Revenues

($ in thousands)

Operating expenses:
Service charges from agents and banks	$45,569	67%	$37,937	68%
Salaries and benefits	7,597	11%	6,223	11%
Other selling, general and administrative expenses	5,723	8%	4,009	7%
Transaction costs	-	0%	1,461	3%
Depreciation and amortization	3,152	5%	3,789	7%
Total operating expenses	$62,041	91%	$53,419	96%

Service charges from agents and banks — Service charges from agents and banks were $45.6 million, or 67% of revenues, for the three months ended March 31, 2019 compared to $37.9 million, or 68% of revenues, for the three months ended March 31, 2018. The increase of $7.7 million was primarily due to a 24% increase in transaction volume largely related to the continued growth in our agent network, which has grown by 21% from March 2018 to March 2019.

Salaries and benefits — Salaries and benefits were $7.6 million for the three months ended March 31, 2019, an increase of $1.4 million from $6.2 million for the three months ended March 31, 2018. The increase of $1.4 million primarily consisted of $0.8 million in increased wages, largely in management and compliance areas associated with our transition to a publicly-traded company and to support our growing operations and a $0.4 million increase related to share-based compensation in connection with the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan.

Other selling, general and administrative expenses — Other selling, general and administrative expenses of $5.7 million for the three months ended March 31, 2019 increased by $1.7 million from $4.0 million for the three months ended March 31, 2018. The increase primarily related to $0.9 million of legal and other professional fees associated with the Company’s SEC filings, including the Tender Offer for the Company’s outstanding warrants, and $0.3 million in IT related expenses.

Transaction costs — Transaction costs of $1.5 million for the three months ended March 31, 2018 include legal and other professional fees all directly related to the Merger.

Depreciation and amortization — Depreciation and amortization of $3.2 million for the three months ended March 31, 2019 decreased by $0.6 million from $3.8 million for the three months ended March 31, 2018. This decrease of $0.6 million is primarily due to $0.8 million less amortization related to the trade name, developed technology and agent relationships during the first quarter of 2019 as these intangibles are being amortized on an accelerated basis, which will decline over time. This decrease was partially offset by an increase in depreciation of $0.2 million associated primarily with additional computer equipment to support our growing business and agent network.

Non-Operating Expenses

Interest expense — Interest expense was $2.1 million for the three months ended March 31, 2019, a decrease of $1.2 million from $3.3 million for the three months ended March 31, 2018. The decrease of $1.2 million was primarily due to a reduction in the interest rates and lower principal balance outstanding of the facilities under the Credit Agreement.

Income tax provision (benefit) — Income tax provision was $1.1 million for the three months ended March 31, 2019, a change of $1.3 million, from an income tax benefit of $0.2 million for the three months ended March 31, 2018. The change in the income tax provision included a $1.3 million increase to tax expense related to taxable income attributable for both federal and state taxes in the three months ended March 31, 2019.

Net Income (Loss)

We had a net income of $3.2 million for the three months ended March 31, 2019 compared to a net loss of $0.5 million for the three months ended March 31, 2018 due primarily to the same factors discussed above.

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

Adjusted EBITDA for the three months ended March 31, 2019 was $10.8 million, representing an increase of $2.0 million, or 22%, from $8.8 million for the three months ended March 31, 2018. The increase in Adjusted EBITDA was primarily due to the increase in revenues of $12.4 million less the increase in service charges from agents and banks of $7.7 million as well as increases in other operating expenses to support the growth in our business.

Index
The following table presents the reconciliation of net income (loss), our closest GAAP measure, to Adjusted EBITDA.

	Three Months Ended March 31,
(in thousands)	2019	2018

Net income (loss)	$3,156	$(540)
Adjusted for:
Interest expense	2,071	3,284
Income tax provision (benefit)	1,081	(207)
Depreciation and amortization	3,152	3,789
EBITDA	9,460	6,326
Transaction costs (a)	-	1,461
Incentive units plan (b)	-	228
Share-based compensation, 2018 Plan (c)	626	-
Tender Offer costs (d)	513	-
Management Fees (e)	-	195
TCPA Settlement (f)	-	192
Other employee severance (g)	106	-
Other charges and expenses (h)	59	426
Adjusted EBITDA	$10,764	$8,828

(a)
Represents direct costs for the three months ended March 31, 2018 related to the Merger, which were expensed as incurred and included as “transaction costs” in our condensed consolidated statements of operations and comprehensive income (loss).

(b)
In connection with the Stella Point acquisition, Class B, C and D incentive units were granted to our employees by Interwire LLC. The three months ended March 31, 2018 included expense regarding these incentive units, which became fully vested and were paid out upon the Closing Date of the Merger. As a result, employees no longer hold profits interests following the Merger.

(c)
Stock options and restricted stock were granted to employees and independent directors of the Company in connection with the completion of the Merger. The Company recorded $0.6 million of expense related to these equity instruments during the three months ended March 31, 2019.

(d)	The Company incurred $0.5 million of expenses during the three months ended March 31, 2019 for professional fees in connection with the Tender Offer of the Company’s outstanding warrants.
(e)
Represents payments under our management agreement with Stella Point pursuant to which we paid a quarterly fee for certain advisory and consulting services. In connection with the Merger, this agreement was terminated.

(f)
Represents payments related to the settlement of a lawsuit during the three months ended March 31, 2018 related to the Telephone Consumer Protection Act (“TCPA”), which includes a $0.1 million settlement payment and $0.1 million in related legal expenses.

(g)	Represents $0.1 million of severance costs during the three months ended March 31, 2019 related to departmental changes.
(h)	Both periods include loss on disposal of fixed assets, foreign currency (gains) losses and legal expenses considered to be non-recurring.

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

Index
On March 25, 2019, the Company entered into an Increase Joinder No. 1 to the Credit Agreement (the “Increase Joinder”) under which the Company received $12 million from the incremental facility in the second quarter of 2019. The proceeds of the Increase Joinder will be primarily used to pay for the cash portion of the Tender Offer.

Interest on the term loan facility and revolving credit facility for the Credit Agreement is determined by reference to either LIBOR or a “base rate”, in each case plus an applicable margin of 4.50% per annum for LIBOR loans or 3.50% per annum for base rate loans. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum. The effective interest rates as of March 31, 2019 for the term loan and revolving credit facility were 7.72% and 8.78%, respectively.

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

As of March 31, 2019, we were in compliance with the covenants of the Credit Agreement.

As of March 31, 2019, we had total indebtedness of $103.9 million, including $88.9 million of borrowings under the term loan facility and $15.0 million in borrowings under the revolving facility and excluding debt origination costs of $2.6 million. There were $20.0 million of additional borrowings available under these facilities as of March 31, 2019.

Our indebtedness could adversely affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations. See “Risk Factors—Risks Relating to Our Indebtedness—We have a substantial amount of indebtedness, which may limit our operating flexibility and could adversely affect our business, financial condition and results of operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2019	2018
Statement of Cash Flows Data:
Net cash provided by operating activities	$29,215	$18,045
Net cash used in investing activities	(1,443)	(1,510)
Net cash used in financing activities	(16,125)	(1,213)
Effect of exchange rate changes on cash	63	307
Net increase in cash and restricted cash	11,710	15,629

Cash and restricted cash, beginning of the period	73,029	59,795
Cash and restricted cash, end of the period	$84,739	$75,424

Operating Activities

Net cash provided by operating activities was $29.2 million for the three months ended March 31, 2019, an increase of $11.2 million from net cash provided by operating activities of $18.0 million for the three months ended March 31, 2018. The increase included $7.4 million related to changes in working capital. Additionally, there was more cash being provided from our operating results for the three months ended March 31, 2019, which were positively impacted by the further growth of the business.

Index
Investing Activities

Net cash used in investing activities was $1.4 million for the three months ended March 31, 2019, a decrease of $0.1 million from cash used in investing activities of $1.5 million for the three months ended March 31, 2018. This decrease in cash used was primarily due to lower purchases of property and equipment during the three months ended March 31, 2019.

Financing Activities

Net cash used in financing activities was $16.1 million for the three months ended March 31, 2019, which related to the quarterly payment due on the term loan, as well as repayments, net under the revolving credit facility. Net cash used in financing activities was $1.2 million for the three months ended March 31, 2018, which related to the quarterly payment due on the term loan.

Contractual Obligations

The following table includes aggregated information about contractual obligations that affect our liquidity and capital needs. At March 31, 2019, our contractual obligations over the next several periods were as follows:

(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Debt, principal payments	$103,875	$5,063	$14,062	$84,750	$-
Interest payments	33,044	8,033	14,689	10,322	-
Non-cancelable operating leases	6,280	1,043	2,175	1,624	1,438
Total	$143,199	$14,139	$30,926	$96,696	1,438

Our condensed consolidated balance sheet reflects $101.3 million of debt as of March 31, 2019, as the principal payment obligations of $103.9 million are gross of unamortized debt origination costs. The above table reflects the principal and interest of the revolver and term loan under the Credit Agreement that will be paid through the maturity of the debt using the rates in effect on March 31, 2019 and assuming no voluntary prepayments of principal.

Non-cancelable operating leases include various office leases, including our office headquarters.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests, certain derivative instruments and variable interest entities that either have, or are reasonably likely to have, a current or future material effect on our condensed consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect amounts reported in our condensed consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. Management evaluates its accounting policies, estimates and judgments on an on-going basis. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.

Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or otherwise complex. Our Critical Accounting Policies and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018, for which there were no material changes, except as described below, included:

•	Revenue Recognition
•	Accounts Receivable and Allowance for Doubtful Accounts
•	Goodwill and Intangible Assets
•	Income Taxes

On January 1, 2019, the Company adopted the new accounting standard, Revenue from Contracts with Customers, as amended, which modified the existing accounting standards for revenue recognition. Refer to Note 3 of our condensed consolidated financial statements included in this filing for further information about the impact of the adoption of this new accounting standard.

Index
Recent Accounting Pronouncements

Refer to Note 1 of our condensed consolidated financial statements included in this filing for further information on recent accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We manage foreign currency risk through the structure of the business and an active risk management process. We currently settle with our payers in Latin America primarily by entering into foreign exchange spot transactions with local and foreign currency providers (“counterparties”). The foreign currency exposure on our foreign exchange spot transactions is limited by the fact that all transactions are settled within two business days from trade date. However, foreign currency fluctuations may negatively impact our average exchange gain per transaction.

We are exposed to changes in currency rates as a result of our investments in foreign operations and revenues generated in currencies other than the U.S. dollar. Revenues and profits generated by international operations will increase or decrease because of changes in foreign currency exchange rates. This foreign currency risk is related primarily to our operations in Mexico and Guatemala. Revenues from these operations represent less than 3% of our consolidated revenues for the three months ended March 31, 2019 and 2018. Therefore, a 10% increase or decrease in these currency rates against the U.S. Dollar would result in a minimal change to our overall operating results.

The spot exchange rates as of March 31, 2019 and December 31, 2018 were 19.30 and 19.65 for the Mexico Peso/Dollar and 7.67 and 7.73 for the Guatemala Quetzal/Dollar, respectively. The average exchange rates for the three months ended March 31, 2019 and 2018 were 19.19 and 18.73 for the Mexico Peso/Dollar and 7.71 and 7.37 for the Guatemala Quetzal/Dollar, respectively. Long-term sustained devaluation of the Mexican peso or Guatemalan Quetzal as compared to the U.S. dollar could negatively affect our margins.

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

As of March 31, 2019, we had $88.9 million in outstanding borrowings under the term loan. A hypothetical 1% increase or decrease in the interest rate on our indebtedness as of March 31, 2019 would have increased or decreased cash interest expense on our term loan by approximately $0.9 million per annum.

As of March 31, 2019, we had $15.0 million in outstanding borrowings under our revolving credit facility. A hypothetical 1% increase or decrease in the interest rate on our indebtedness as of March 31, 2019 would have increased or decreased cash interest expense on our revolving credit facility by approximately $0.2 million per annum.

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

We are also exposed to credit risk related to receivable balances from sending agents. We perform a credit review before each agent signing and conduct ongoing analyses of sending agents and certain other parties we transact with directly. As of March 31, 2019, we also had $1.7 million outstanding of notes receivable from sending agents. Most of the notes are collateralized by personal guarantees from the sending agents and by assets from their businesses.

Our provision for bad debt was approximately $400 thousand for the three months ended March 31, 2019 (0.6% of total revenues) and $43 thousand for the three months ended March 31, 2018 (0.1% of total revenues) as recoveries were higher last year.

Index
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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, as of March 31, 2019.

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

Reference is made to Note 13–Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements of International Money Express, Inc. contained elsewhere in this Quarterly Report on Form 10–Q for information regarding certain legal proceedings to which we are a party.

ITEM 1A.	RISK FACTORS

There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Index
EXHIBIT INDEX

Exhibit No.	Document

10.1
Amendment No. 1 to Warrant Agreement, dated April 29, 2019, by and between the International Money Express, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2019).

10.2
Increase Joinder No. 1 to Credit Agreement, dated March 25, 2019, by and among International Money Express, Inc., as Holdings, International Money Express Sub 2, LLC, as Intermediate Holdings, Intermex Holdings, Inc., as the Term Borrower, Intermex Wire Transfer, LLC, as the Revolver Borrower, the other guarantors from time to time party thereto, the lenders from time to time party thereto and KeyBank National Association, as the Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 30, 2019).

31.1 *	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Chief Executive Officer.

31.2 *	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Chief Financial Officer.

32.1 *	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2019

International Money Express, Inc.

By:	/s/ Robert Lisy
Robert Lisy
Chief Executive Officer and President

Date: May 15, 2019

International Money Express, Inc.

By:	/s/ Tony Lauro II
Tony Lauro II
Chief Financial Officer