Form 10-Q
period 2019-06-30
International Money Express, Inc.
filed 2019-08-12
CIK 1683695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019 OR

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

As of August 6, 2019 there were 37,982,848 shares of the registrant’s common stock, $0.0001 par value per share, outstanding. The registrant has no other class of common stock outstanding.

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

•	changes in applicable laws or regulations;
•	the possibility that we may be adversely affected by other economic, business and/or competitive factors;
•	factors relating to our business, operations and financial performance, including:
o	competition in the markets in which we operate;
o	our ability to maintain agent relationships on terms consistent with those currently in place;
o	our ability to maintain banking relationships necessary for us to conduct our business;
o	credit risks from our agents and the financial institutions with which we do business;
o	bank failures, sustained financial illiquidity, or illiquidity at our clearing, cash management or custodial financial institutions;
o	our ability to meet our debt obligations and remain in compliance with our credit facility requirements;
o	interest rate risk from elimination of LIBOR as a benchmark interest rate;
o	new technology or competitors that disrupt the current ecosystem;
o	cyber-attacks or disruptions to our information technology, computer network systems and data centers;
o	our success in developing and introducing new products, services and infrastructure;
o	customer confidence in our brand and in consumer money transfers generally;
o	our ability to maintain compliance with the regulatory requirements of the jurisdictions in which we operate or plan to operate;
o	international political factors or implementation of tariffs, border taxes or restrictions on remittances or transfers of money out of the United States;
o	changes in tax laws and unfavorable outcomes of tax positions we take;
o	political instability, currency restrictions and devaluation in countries in which we operate or plan to operate;
o	weakness in U.S. or international economic conditions;
o	change or disruption in international migration patterns;
o	our ability to protect our brand and intellectual property rights;
o	our ability to retain key personnel;
o	changes in foreign exchange rates could impact consumer remittance activity; and
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

Index
PART 1 – FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	June 30, 2019	December 31, 2018
ASSETS	(unaudited)
Current assets:
Cash	$106,884	$73,029
Accounts receivable, net of allowance of $670 and $842, respectively	93,029	35,795
Prepaid wires	8,890	26,655
Other prepaid expenses and current assets	2,260	3,171
Total current assets	211,063	138,650

Property and equipment, net	11,071	10,393
Goodwill	36,260	36,260
Intangible assets, net	32,058	36,395
Deferred tax asset, net	1,932	2,267
Other assets	1,993	1,874
Total assets	$294,377	$225,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net	$5,767	$3,936
Accounts payable	14,451	11,438
Wire transfers and money orders payable	83,780	36,311
Accrued and other liabilities	19,275	16,355
Total current liabilities	123,273	68,040

Long-term liabilities:
Debt, net	126,144	113,326
Total long-term liabilities	126,144	113,326

Commitments and Contingencies, see Note 13

Stockholders’ equity:
Common stock $0.0001 par value; 230,000,000 shares authorized, 37,982,848 and 36,182,783 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	4	4
Additional paid-in capital	53,118	61,889
Accumulated deficit	(8,203)	(17,418)
Accumulated other comprehensive income (loss)	41	(2)
Total stockholders’ equity	44,960	44,473
Total liabilities and stockholders’ equity	$294,377	$225,839

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except for share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Wire transfer and money order fees	$70,490	$59,368	$128,941	$107,222
Foreign exchange	11,623	10,585	21,025	18,316
Other income	562	426	1,058	797
Total revenues	82,675	70,379	151,024	126,335

Operating expenses:
Service charges from agents and banks	54,622	46,323	100,191	84,260
Salaries and benefits	7,597	7,441	15,194	13,673
Other selling, general and administrative expenses	5,337	4,184	11,061	8,185
Transaction costs	-	2,553	-	4,014
Depreciation and amortization	3,155	3,818	6,307	7,607
Total operating expenses	70,711	64,319	132,753	117,739

Operating income	11,964	6,060	18,271	8,596

Interest expense	2,288	3,392	4,358	6,676

Income before income taxes	9,676	2,668	13,913	1,920

Income tax provision	2,602	824	3,683	616

Net income	7,074	1,844	10,230	1,304

Other comprehensive income (loss)	35	(36)	43	(15)

Comprehensive income	$7,109	$1,808	$10,273	$1,289

Income per common share:
Basic and diluted	$0.19	$0.11	$0.28	$0.08

Weighted-average common shares outstanding:
Basic	37,505,598	17,227,682	36,847,845	17,227,682
Diluted	37,594,151	17,227,682	36,898,462	17,227,682

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except for share data, unaudited)

	Three Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

	Shares	Amount
Balance, March 31, 2019	36,182,783	$4	$62,515	$(15,277)	$6	$47,248
Warrant exchange	1,800,065	-	(10,031)	-	-	(10,031)
Net income	-	-	-	7,074	-	7,074
Share-based compensation	-	-	634	-	-	634
Adjustment from foreign currency translation, net	-	-	-	-	35	35
Balance, June 30, 2019	37,982,848	$4	$53,118	$(8,203)	$41	$44,960

	Three Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

	Shares	Amount
Balance, March 31, 2018	17,227,682	$2	$46,304	$(10,714)	$19	$35,611
Net income	-	-	-	1,844	-	1,844
Share-based compensation	-	-	485	-	-	485
Adjustment from foreign currency translation, net	-	-	-	-	(36)	(36)
Balance, June 30, 2018	17,227,682	$2	$46,789	$(8,870)	$(17)	$37,904

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands, except for share data, unaudited)

	Six Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

	Shares	Amount
Balance, December 31, 2018	36,182,783	$4	$61,889	$(17,418)	$(2)	$44,473
Adoption of new accounting pronouncement	-	-	-	(1,015)	-	(1,015)
Warrant exchange	1,800,065	-	(10,031)	-	-	(10,031)
Net income	-	-	-	10,230	-	10,230
Share-based compensation	-	-	1,260	-	-	1,260
Adjustment from foreign currency translation, net	-	-	-	-	43	43
Balance, June 30, 2019	37,982,848	$4	$53,118	$(8,203)	$41	$44,960

	Six Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	Shares	Amount
Balance, December 31, 2017	17,227,682	$2	$46,076	$(10,174)	$(2)	$35,902
Net income	-	-	-	1,304	-	1,304
Share-based compensation	-	-	713	-	-	713
Adjustment from foreign currency translation, net	-	-	-	-	(15)	(15)
Balance, June 30, 2018	17,227,682	$2	$46,789	$(8,870)	$(17)	$37,904

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net income	$10,230	$1,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,307	7,607
Share-based compensation	1,260	713
Provision for bad debt	552	385
Debt origination costs amortization	358	464
Deferred taxes	672	(1,031)
Loss on disposal of property and equipment	113	104
Total adjustments	9,262	8,242
Changes in operating assets and liabilities:
Accounts receivable	(57,861)	(4,821)
Prepaid wires	17,954	(6,662)
Other prepaid expenses and assets	726	(19)
Wire transfers and money orders payable	47,222	1,787
Accounts payable and accrued and other liabilities	4,553	7,099
Net cash provided by operating activities	32,086	6,930

Cash flows from investing activities:
Purchases of property and equipment	(2,413)	(2,238)
Acquisition of agent locations	(250)	-
Net cash used in investing activities	(2,663)	(2,238)

Cash flows from financing activities:
Borrowings under term loan	12,000	-
Borrowings (repayments) under revolving loan, net	5,000	(2,425)
Repayment of term loan	(2,402)	-
Debt origination costs	(240)	-
Cash paid in warrant exchange	(10,031)	-
Net cash provided by (used in) financing activities	4,327	(2,425)

Effect of exchange rate changes on cash	105	(86)

Net increase in cash and restricted cash	33,855	2,181

Cash and restricted cash, beginning of the period	73,029	59,795

Cash and restricted cash, end of the period	$106,884	$61,976

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands, unaudited)

	Six Months Ended June 30,
	2019	2018

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,783	$6,205
Cash paid for income taxes	$1,060	$1,480

Supplemental disclosure of non-cash investing activity:
Agent business acquired in exchange for receivables	$85	$-

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

The Company operates as a money transmitter, primarily between the United States of America (“U.S.”) and Mexico, Guatemala and other countries in Latin America and Africa through a network of authorized agents located in various unaffiliated retail establishments throughout the U.S.

The condensed consolidated financial statements of the Company include Intermex, its wholly-owned indirect subsidiary, Intermex Wire Transfer, LLC (“LLC”), Intermex Wire Transfers de Guatemala, S.A. (“Intermex Guatemala”) - 99.8% owned by LLC, Intermex Wire Transfer de Mexico, S.A. and Intermex Transfers de Mexico, S.A. (“Intermex Mexico”) - 98% owned by LLC, Intermex Wire Transfer Corp. - 100% owned by LLC, Intermex Wire Transfer II, LLC - 100% owned by LLC and Canada International Transfers Corp. - 100% owned by LLC. Non-controlling interest in the results of operations of consolidated subsidiaries represents the minority stockholders’ share of the profit or (loss) of Intermex Mexico and Intermex Guatemala. The non-controlling interest asset and non-controlling interest in the portion of the profit or (loss) from operations of these subsidiaries were not recorded by the Company as they are considered immaterial.

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

NOTE 2 – FINTECH MERGER

Reclassifications

Certain reclassifications have been made to prior-year amounts to conform with current presentation.

FinTech Merger

As discussed in Note 1, on July 26, 2018 Intermex and FinTech consummated the Merger, which was accounted for as a reverse recapitalization. Immediately prior to the Merger, FinTech’s shareholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 4.9 million shares of FinTech for gross redemption payments of $49.8 million. Subsequent to this redemption, there were 18.9 million outstanding shares. The aggregate consideration paid in the Merger by FinTech to the Intermex shareholders consisted of approximately (i) $102.0 million in cash and (ii) 17.2 million shares of FinTech common stock. In accounting for the reverse recapitalization, the net cash proceeds received in the third quarter of 2018 from FinTech amounted to $5.0 thousand as shown in the table below (in thousands):

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

Transaction Costs

Direct costs related to the Merger were expensed as incurred and included as “transaction costs” in the condensed consolidated statements of operations and comprehensive income. Transaction costs included all internal and external costs directly related to the Merger, consisting primarily of legal, consulting, accounting, advisory and financing fees and certain incentive bonuses directly related to the Merger. Transaction costs for the three and six months ended June 30, 2018 amounted to $2.6 million and $4.0 million, respectively.

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

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three and six months ended June 30, 2019, the Company recognized $82.7 million and $151.0 million in revenues from contracts with customers, respectively. There are no significant initial costs incurred to obtain contracts with customers. However, the Company’s loyalty program provides that for each money transfer completed customers earn points, which can be redeemed at a later time under the terms of the loyalty program. Therefore, a portion of the initial consideration is recorded as deferred revenue (See Note 6). Prior to the implementation of the standard, the Company used the incremental cost method to account for the loyalty program; therefore, a liability for the cost associated with the company’s future obligation to its customers was created and the loyalty program expense was recorded within Service charges from agents and banks in the consolidated statements of operations and comprehensive income. Under the new guidance, loyalty program expense is recorded as contra revenue. The loyalty program reserve balance as of January 1, 2019 of $0.6 million was credited to accumulated deficit as this became part of the beginning balance of the new deferred revenue liability.

Based on our assessment of the new standard, except for the loyalty program discussed above, we have determined that our revenues include only one performance obligation, which is to collect the consumer’s money and make funds available for payment, generally on the same day, to a designated recipient in the currency requested.

The Company also offers several other services, including money orders and check cashing, for which revenue is derived by a fee per transaction. For substantially all of the Company’s revenues, the Company acts as the principal in transactions and reports revenue on a gross basis, as the Company controls the service at all times prior to transfer to the customer, is primarily responsible for fulfilling the customer contracts, has the risk of loss and has the ability to establish transaction prices.

NOTE 4 – OTHER PREPAID EXPENSES AND CURRENT ASSETS

Other prepaid expenses and current assets consisted of the following (in thousands):

	June 30, 2019	December 31, 2018

Prepaid insurance	$190	$300
Prepaid fees	807	719
Notes receivable	502	451
Other prepaid expenses and current assets	761	1,701
	$2,260	$3,171

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets on the condensed consolidated balance sheets of the Company consist of agent relationships, trade name, developed technology and other intangible assets. Agent relationships, trade name and developed technology are all amortized over 15 years using an accelerated method that correlates with the projected realization of the benefit. Other intangibles primarily relate to the acquisition of certain agent locations or company-owned stores, which are amortized straight line over 10 years. The determination of our other intangible fair values includes several assumptions that are subject to various risks and uncertainties. Management believes it has made reasonable estimates and judgments concerning these risks and uncertainties. A change in the conditions, circumstances or strategy of the Company may result in a need to recognize an impairment charge.

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the changes in goodwill and other intangible assets (in thousands):

	Goodwill	Other Intangibles
Balance at December 31, 2018	$36,260	$36,395
Acquisition of agent locations	-	335
Amortization expense	-	(4,672)
Balance at June 30, 2019	$36,260	$32,058

NOTE 6 – ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018

Payables to agents	$9,962	$8,972
Accrued compensation	1,419	2,344
Accrued bank charges	978	983
Accrued loyalty program reserve	-	621
Accrued interest	1,226	1,009
Accrued legal fees	50	920
Accrued taxes	1,467	745
Deferred revenue loyalty program liability	2,322	-
Other	1,851	761
	$19,275	$16,355

The following table shows the changes in the deferred revenue loyalty program liability (in thousands):

Balance, December 31, 2018	$-
Adoption of ASC 606	1,976
Revenue deferred during the period	1,378
Revenue recognized during the period	(1,032)
Balance, June 30, 2019	$2,322

NOTE 7 – DEBT

Debt consisted of the following (in thousands):

	June 30, 2019	December 31, 2018

Revolving credit facility	$35,000	$30,000
Term loan	99,598	90,000
	134,598	120,000
Less: Current portion of long-term debt (1)	(5,767)	(3,936)
Less: Debt origination costs	(2,687)	(2,738)
	$126,144	$113,326

(1)	Current portion of long-term debt is net of debt origination costs of $0.6 million at June 30, 2019 and December 31, 2018.

On November 7, 2018 and further amended on December 7, 2018, the Company entered into a new financing agreement (the “Credit Agreement”) with, among others, certain of its domestic subsidiaries as borrowers and a group of banking institutions. The Credit Agreement provides for a $35 million revolving credit facility, a $90 million term loan facility and an up to $30 million incremental facility. The Credit Agreement also provides for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The proceeds of the Credit Agreement were used to repay existing indebtedness, for working capital purposes and to pay fees and expenses in connection with the transaction. The maturity date of the Credit Agreement is November 7, 2023.

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On March 25, 2019, the Company entered into an Increase Joinder No. 1 to the Credit Agreement (the “Increase Joinder”), which was accounted for as a debt modification, under which the Company received $12 million from the incremental facility on April 29, 2019. The proceeds of the Increase Joinder were primarily used to pay for the cash portion of the Tender Offer (the “Offer”) to purchase warrants (See Note 10) during the second quarter of 2019.

Interest on the term loan facility and revolving credit facility under the Credit Agreement is determined by reference to either LIBOR or a “base rate”, in each case plus an applicable margin of 4.50% per annum for LIBOR loans or 3.50% per annum for base rate loans. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum. The effective interest rates as of June 30, 2019 for the term loan and revolving credit facility were 7.82% and 8.34%, respectively.

The principal amount of the term loan facility, including the Increase Joinder, must be repaid in consecutive quarterly installments of 5.0% in year 1, 7.5% in years 2 and 3, 10.0% in years 4 and 5, in each case on the last day of each quarter, commencing in March 2019 with a final payment at maturity. The loans under the Credit Agreement may be prepaid at any time without premium or penalty.

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

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s financial instruments that are not measured at fair value on a recurring basis include its revolving credit facility and term loan. The fair value of the term loan, which approximates book value, is estimated by discounting the future cash flows using a current market interest rate. The estimated fair value of the revolving credit facility would approximate face value given the payment schedule and interest rate structure, which approximates current market interest rates.

NOTE 9 – RELATED PARTY TRANSACTIONS

Prior to the Merger, Intermex paid a monthly management fee of $65 thousand, plus reimbursement of expenses, to a related party for management services, which was included in other selling, general and administrative expenses on the Company’s condensed consolidated statements of operations and comprehensive income. There were no amounts payable to or receivable from related parties included in the condensed consolidated balance sheets at June 30, 2019 and December 31, 2018. Upon closing of the Merger on July 26, 2018 (See Note 2), the management fee agreement with the related party was terminated.

NOTE 10 – STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

After the completion of the Merger on the Closing Date, there were 36.2 million shares of the Company’s common stock outstanding and outstanding warrants to purchase approximately 9 million shares of common stock. As of the Closing Date, the former stockholders of Intermex owned approximately 48.3% and the former stockholders of FinTech owned approximately 51.7% of the combined company’s outstanding common stock. At June 30, 2019, the Company was authorized to issue 230 million shares of common stock and had 38.0 million shares of common stock issued and outstanding at $0.0001 par value per common share.

Equity Warrants

Prior to the Merger, FinTech issued 8.8 million public warrants (“Public Warrants”) and 0.2 million private placement warrants (“Placement Warrants”)(combined are referred to as the “Warrants”). The Company assumed the Warrants upon the change of control event. As a result of the Merger, the Warrants issued by FinTech were no longer exercisable for shares of FinTech common stock but instead were exercisable for common stock of the Company. All other features of the Warrants remained unchanged. There were no cash obligations for the Company pertaining to these Warrants.

Each whole Warrant entitled the holder to purchase one share of the Company’s common stock at a price of $11.50 per share. The Warrants became exercisable 30 days after the completion of the Merger and were to expire five years after that date, or earlier upon redemption or liquidation.

On March 28, 2019, the Company commenced a Tender Offer (the “Offer”) to purchase the Warrants. In connection with the Offer, the Company offered the holders of the Warrants a combination of 0.201 shares of its common stock and $1.12 in cash (the “Exchange Consideration”) for each Warrant tendered and exchanged pursuant to the Offer. Concurrently with the Offer, the Company solicited consents from holders of the Warrants to amend the Warrant Agreement dated January 19, 2017 (the “Warrant Agreement”), to permit the Company to require that each outstanding Warrant be converted into a combination of 0.181 shares of our Common Stock and $1.00 in cash, without interest (the “Conversion Consideration”), which Conversion Consideration was approximately 10% less than the Exchange Consideration applicable to the Offer. Approximately 99.51% of the outstanding Warrants were validly tendered and not withdrawn in the Offer.  On April 29, 2019, the Company entered into Amendment No. 1 to the Warrant Agreement and, on or about May 20, 2019, exchanged all remaining untendered Warrants for the Conversion Consideration.

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Between April and May of 2019, the Company issued an aggregate of approximately 1.8 million shares of common stock and paid approximately $10.0 million in cash in exchange for the Warrants tendered in the Offer as well as the Warrants converted at the Conversion Consideration, resulting in a total of approximately 38.0 million shares of common stock outstanding following the issuance. For the three and six months ended June 30, 2019, the Company incurred approximately $0.4 million and $0.9 million, respectively, in professional and legal fees related to the Offer, which are included in other selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.

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

Share-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The stock options issued under the 2018 Plan have 10-year terms and vest in four equal annual installments beginning one year after the date of the grant. The Company recognized compensation expense for stock options of $0.6 million and $1.3 million for the three and six months ended June 30, 2019, respectively, which is included in salaries and benefits in the condensed consolidated statements of operations and comprehensive income. No stock options were vested during the six months ended June 30, 2019; therefore no stock options were exercisable as of June 30, 2019. The weighted-average grant date fair value for the stock options to purchase 2.8 million shares of common stock granted was $3.47 per share. As of June 30, 2019, there were 2.8 million non-vested stock options and unrecognized compensation expense of $7.4 million is expected to be recognized over a weighted-average period of 3.10 years.

A summary of the stock option activity during the six months ended June 30, 2019 is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2018	2,881,219	$10.00	9.60	$3.47
Granted	45,000	11.01		3.71
Exercised	-	-		-
Forfeited	(148,500)	10.58		3.67
Expired	-	-		-
Outstanding at June 30, 2019	2,777,719	$9.99	9.10	$3.46

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The restricted stock units issued under the 2018 Plan to the Company’s independent directors vest on the one-year anniversary from the grant date. The Company recognized compensation expense for restricted stock units of $53 thousand and $105 thousand for the three and six months ended June 30, 2019, respectively, which is included in salaries and benefits in the condensed consolidated statements of operations and comprehensive income. There were no forfeited or vested restricted stock units during the three and six months ended June 30, 2019. As of June 30, 2019, there was $17 thousand of unrecognized compensation expense for the restricted stock units.

Incentive Units

Interwire LLC, the former parent company of Intermex, issued Class B, C and D incentive units to employees of the Company (collectively “incentive units”). As these units were issued as compensation to the Company’s employees, the expense was recorded by the Company. In connection with the Merger, on the Closing Date, all unvested incentive units for Class B, C and D became fully vested and were immediately recognized as share-based compensation expense in the third quarter of 2018. Share-based compensation expense recognized related to these incentive units and included in salaries and benefits in the condensed consolidated statements of operations and comprehensive income, amounted to $0.5 million and $0.7 million for the three and six months ended June 30, 2018, respectively. Subsequent to the Merger, all incentive units ceased to exist.

NOTE 11 – INCOME PER SHARE

Basic income per share is calculated by dividing net income for period by the weighted average number of common shares outstanding for the period. In computing dilutive income per share, basic income per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards, including common stock options, restricted stock and warrants.

Below are basic and diluted net income per share for the periods indicated (in thousands, except for share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income for basic and diluted income per common share	$7,074	$1,844	$10,230	$1,304

Shares:
Weighted-average common shares outstanding – basic	37,505,598	17,227,682	36,847,845	17,227,682
Effect of dilutive securities:
Restricted stock	17,762	-	15,221	-
Stock options	19,762	-	9,881	-
Warrants	51,029	-	25,515	-
Weighted-average common shares outstanding – diluted	37,594,151	17,227,682	36,898,462	17,227,682

Net income per common share - basic and diluted	$0.19	$0.11	$0.28	$0.08

The computation of diluted weighted-average common shares outstanding above excludes 117,500 options to purchase shares of the Company’s common stock because, under the treasury stock method, the inclusion of these would be anti-dilutive.

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – INCOME TAXES

A reconciliation between the income tax provision at the U.S. statutory tax rate and the Company’s income tax provision on the condensed consolidated statements of operations and comprehensive income is below (in thousands, except for tax rates):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Income before income taxes	$9,676	$2,668	$13,913	$1,920
US statutory tax rate	21%	21%	21%	21%
Income tax expense at statutory rate	2,032	560	2,922	403

State tax expense, net of federal	545	157	795	116
Foreign tax rates different from US statutory rate	11	26	15	33
Non-deductible expenses	19	90	28	72
Credits	(5)	-	(9)	-
Other	-	(9)	(68)	(8)
Total tax provision	$2,602	$824	$3,683	$616

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

As presented in the income tax reconciliation above, the tax provision recognized on the condensed consolidated statements of operations and comprehensive income was impacted by state taxes, non-deductible expenses such as share-based compensation expense, transaction costs and foreign tax rates applicable to the Company’s foreign subsidiaries that are higher or lower than the U.S. statutory rate.

On December 22, 2017, the U.S. enacted tax reform legislation known as H.R. 1, commonly referred to as the “Tax Cuts and Jobs Act” (the “Act”), resulting in significant modifications to existing law. All changes to the tax code that were effective as of January 1, 2018 have been applied by the Company in computing its income tax expense for the three and six months ended June 30, 2019 and 2018. Additional guidance issued by the U.S. Treasury Department, the IRS and other standard-setting bodies may materially impact the provision for income taxes and effective tax rate in the period in which the guidance is issued.

In 2018, FinTech Acquisition Corp II was notified by the IRS that its 2017 federal income tax return was selected for examination. The Company has complied with all information requests to date. As of June 30, 2019, no amounts for tax, interest, or penalties have been paid or accrued as a result of this examination or any other uncertain tax positions.

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Leases

The Company is a party to leases for office space and company-operated stores. Rent expense under all operating leases, included in other selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income, amounted to $0.5 million for the three months ended June 30, 2019 and 2018, and $1.0 million and $0.9 million for the six months ended June 30, 2019 and 2018, respectively.

In April 2018, the Company renegotiated its corporate lease to extend the term through November 2025. At June 30, 2019, future minimum rental payments required under operating leases for the remainder of 2019 and thereafter are as follows (in thousands):

2019	$727
2020	1,314
2021	1,144
2022	939
2023	869
Thereafter	1,438
$6,431

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

Contingencies

The Company operates in 50 U.S. states, two U.S. territories and three other countries. Money transmitters and their agents are under regulation by State and Federal laws. Violations may result in civil or criminal penalties or a prohibition from providing money transfer services in a particular jurisdiction. It is the opinion of the Company’s management, based on information available at this time, that the expected outcome of regulatory matters will not have a material adverse effect on either the results of operations or financial condition of the Company.

Regulatory Requirements

Certain domestic subsidiaries of the Company are subject to maintaining minimum tangible net worth and liquid assets (eligible securities) to cover the amount outstanding of wire transfers and money orders payable. As of June 30, 2019, the Company’s subsidiaries were in compliance with these two requirements.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report on Form 10-Q and our Audited Consolidated Financial Statements and related Notes and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2018. This MD&A contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward-Looking Statements” for additional factors relating to such statements, and see “Risk Factors” in our documents we have filed or furnished with the SEC for a discussion of certain risk factors applicable to our business, financial condition and results of operations. Past operating results are not necessarily indicative of operating results in any future periods.

Overview

We are a rapidly growing and leading money remittance services company focused primarily on the U.S. to the Latin America and the Caribbean (“LAC”) corridor, which includes Mexico, Central and South America and the Caribbean. We utilize our proprietary technology to deliver convenient, reliable and value-added services to our customers through a broad network of sending and paying agents. Our remittance services, which include a comprehensive suite of ancillary financial processing solutions and payment services, are available in 50 states, Washington D.C. and Puerto Rico, where customers can send money to beneficiaries in 17 LAC countries and four countries in Africa. Our services are accessible in person through over 100,000 sending and paying agents and company-operated stores, as well as online and via Internet-enabled mobile devices.

Money remittance services to Latin America, primarily Mexico and Guatemala, are the primary source of our revenue. These services involve the movement of funds on behalf of an originating customer for receipt by a designated beneficiary at a designated receiving location. Our remittances to Latin America are primarily generated in the United States by customers with roots in Latin American and Caribbean countries, many of whom do not have an existing relationship with a traditional full-service financial institution capable of providing the services we offer. We provide these customers with flexibility and convenience to help them meet their financial needs. Other customers who use our services may have access to traditional banking services, but prefer to use our services based on reliability, convenience and value. We generate money remittance revenue from fees paid by our customers (i.e., the senders of funds), which we share with our sending agents in the originating country and our paying agents in the destination country. Remittances paid in local currencies that are not pegged to the U.S. dollar also earn revenue through our daily management of currency exchange spreads.

Our money remittance services enable our customers to send and receive funds through our extensive network of locations in the United States that are primarily operated by third-party businesses, which we refer to as agents, and a small number of company-operated stores. In addition, our services are offered digitally through Intermexonline.com and via Internet-enabled mobile devices. We currently operate in the United States, Mexico, Guatemala, Canada and 19 additional countries. Since January 2015 through June 30, 2019, we have grown our agent network by more than 123% and increased our remittance transactions volume by approximately 144%. In the three and six months ended June 30, 2019, we processed approximately 7.4 million and 13.5 million remittances, respectively, representing approximately 20% and 22% growth in transactions, respectively, as compared to the same periods in 2018.

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

Key Factors and Trends Affecting our Business

Various trends and other factors have affected and may continue to affect our business, financial condition and operating results, including:

•	competition in the markets in which we operate;

•	cyber-attacks or disruptions to our information technology, computer network systems and data centers;

•	our ability to maintain agent relationships on terms consistent with those currently in place;

Index
•	our ability to maintain banking relationships necessary for us to conduct our business;

•	credit risks from our agents and the financial institutions with which we do business;

•	bank failures, sustained financial illiquidity, or illiquidity at our clearing, cash management or custodial financial institutions;

•	our ability to meet our debt obligations and remain in compliance with our credit facility requirements;

•	interest rate risk from elimination of LIBOR as a benchmark interest rate;

•	new technology or competitors that disrupt the current ecosystem;

•	our success in developing and introducing new products, services and infrastructure;

•	customer confidence in our brand and in consumer money transfers generally;

•	our ability to maintain compliance with the regulatory requirements of the jurisdictions in which we operate or plan to operate;

•	consumer fraud and other risks relating to customer authentication;

•	international political factors or implementation of tariffs, border taxes or restrictions on remittances or transfers of money out of the United States;

•	changes in tax laws and unfavorable outcomes of tax positions we take;

•	political instability, currency restrictions and devaluation in countries in which we operate or plan to operate;

•	weakness in U.S. or international economic conditions;

•	change or disruption in international migration patterns;

•	our ability to protect our brand and intellectual property rights;

•	our ability to retain key personnel; and

•	changes in foreign exchange rates which could impact consumer remittance activity.

Throughout 2018 and 2019, Latin American political and economic conditions have remained unstable, as evidenced by high unemployment rates in key markets, currency reserves, currency controls, restricted lending activity, weak currencies and low consumer confidence, among other factors. Specifically, continued political and economic unrest in parts of Mexico and Guatemala contributed to volatility. Our business has generally been resilient during times of economic instability as money remittances are essential to many recipients, with the funds used by the receiving party for their daily needs. However, long-term sustained appreciation of the Mexican Peso or Guatemalan Quetzal as compared to the U.S. Dollar could negatively affect our revenues and profitability.

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

Index
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

We expect to encounter increasing competition as new technologies emerge that enable customers to send and receive money through a variety of channels, but we do not expect adoption rates to be as significant in the near term for the customer segment we serve. Regardless, we continue to innovate in the industry by differentiating our money remittance business through programs to foster loyalty among agents as well as customers and have expanded our channels through which our services are accessed to include online and mobile offerings in preparation for customer adoption and new customer acquisition.

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

The Merger

On July 26, 2018 (the “Closing Date”), International Money Express, Inc. (formerly FinTech Acquisition Corp. II) consummated the previously announced merger by and among FinTech, Merger Sub 1, a wholly-owned subsidiary of FinTech, Merger Sub 2, a wholly-owned subsidiary of FinTech, Intermex Holdings, and SPC Intermex (the “Merger”). In connection with the closing of the Merger, FinTech changed its name to International Money Express, Inc.

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

Index
After the completion of the transactions on the Closing Date, there were 36.2 million shares of International Money Express, Inc. outstanding common stock, warrants to purchase 9 million shares of common stock (“Warrants”) and 3.4 million shares reserved for issuance under the International Money Express, Inc. 2018 Equity Compensation Plan, of which stock options to purchase 2.8 million shares of common stock and restricted stock units in respect of 21.2 thousand shares of common stock were granted to employees and independent directors of the Company in connection with the completion of the transaction. As of the Closing Date, the former stockholders of Intermex owned approximately 48.3% and the former stockholders of FinTech owned approximately 51.7%, respectively, of the combined Company’s outstanding common stock.

On March 28, 2019, the Company commenced a Tender Offer (the “Offer”) to purchase the Warrants. In connection with the Offer, the Company offered the holders of the Warrants a combination of 0.201 shares of its common stock and $1.12 in cash (the “Exchange Consideration”) for each Warrant tendered and exchanged pursuant to the Offer. Concurrently with the Offer, the Company solicited consents from holders of the Warrants to amend the Warrant Agreement dated January 19, 2017 (the “Warrant Agreement”), to permit the Company to require that each outstanding Warrant be converted into a combination of 0.181 shares of our Common Stock and $1.00 in cash, without interest (the “Conversion Consideration”), which Conversion Consideration was approximately 10% less than the Exchange Consideration applicable to the Offer.  Approximately 99.51 % of the outstanding Warrants were validly tendered and not withdrawn in the Offer.  On April 29, 2019, the Company entered into Amendment No. 1 to the Warrant Agreement and, on or about May 20, 2019, exchanged all remaining untendered Warrants for the Conversion Consideration.

Between April and May of 2019, the Company issued an aggregate of approximately 1.8 million shares of common stock and paid approximately $10.0 million in cash in exchange for the Warrants tendered in the Offer as well as the Warrants converted for the Conversion Consideration, resulting in a total of approximately 38.0 million shares of Common Stock outstanding following the issuance.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are revenues, services charges from agents and banks, salaries and benefits and selling, general and administrative expenses. To help us assess our performance with these key indicators, we use Adjusted net income, Adjusted income per share and Adjusted EBITDA as non-GAAP financial measures. We believe these non-GAAP measures provide useful information to investors and expanded insight to measure our revenue and cost performance as a supplement to our U.S. GAAP consolidated financial statements. See the “Adjusted Net Income and Adjusted Income per Share” and “Adjusted EBITDA” sections below for reconciliations of these non-GAAP financial measures to our net income, the closest GAAP measure.

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

Other Selling, General and Administrative

General and administrative expenses primarily consist of fixed overhead expenses associated with our operations, such as information technology, rent expense, insurance, professional services, facilities maintenance and other similar types of expenses. A portion of these expenses relate to our 33 company-operated stores; however, the majority relate to the overall business and compliance for being a public company. Selling expenses include expenses such as advertising and promotion, provision for bad debt and expenses associated with increasing our network of agents. These expenses are expected to continue to increase in line with increase in revenues.

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

Non-Operating Expenses

Interest Expense

Interest expense consists primarily of interest associated with our debt, which consisted of a term loan and revolving credit facility that were both refinanced on November 7, 2018 and subsequently amended on March 25, 2019. As of June 30, 2019 and December 31, 2018, the interest rates for the term loan and revolving credit facility related to our current Credit Agreement were 7.12% and 6.90%, and 7.34% and 7.01%, respectively. Interest on the term loan facility and revolving credit facility is determined by reference to either LIBOR or a “base rate”, in each case, plus an applicable margin of 4.50% per annum for LIBOR loans or 3.50% per annum for base rate loans. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum.

Income tax provision

Our income tax provision includes the expected benefit of all deferred tax assets, including our net operating loss carryforwards. With few exceptions, our net operating loss carryforwards will expire from 2029 through 2037 and are subject to annual utilization limitations; however, our current assessment is that no valuation allowance is required for any of our deferred tax assets. Our income tax provision has been impacted by non-deductible expenses, including shared-based compensation and transaction costs. The Act, enacted in December 2017, reduced our federal corporate tax rate from 34% to 21% beginning in 2018.

Net Income

Net income is determined by subtracting operating and non-operating expenses from revenues.

Segments

Our business is organized around one reportable segment that provides money transmittal services primarily between the United States and Latin America. This is based on the objectives of the business and how our chief operating decision maker, the CEO and President, monitors operating performance and allocates resources.

Index
Results of Operations

The following table summarizes key components of our results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018

Revenues:
Wire transfer and money order fees	$70,490	$59,368	$128,941	$107,222
Foreign exchange	11,623	10,585	21,025	18,316
Other income	562	426	1,058	797
Total revenues	82,675	70,379	151,024	126,335

Operating expenses:
Service charges from agents and banks	54,622	46,323	100,191	84,260
Salaries and benefits	7,597	7,441	15,194	13,673
Other selling, general and administrative expenses	5,337	4,184	11,061	8,185
Transaction costs	-	2,553	-	4,014
Depreciation and amortization	3,155	3,818	6,307	7,607
Total operating expenses	70,711	64,319	132,753	117,739

Operating income	11,964	6,060	18,271	8,596

Interest expense	2,288	3,392	4,358	6,676

Income before income taxes	9,676	2,668	13,913	1,920

Income tax provision	2,602	824	3,683	616

Net income	$7,074	$1,844	$10,230	$1,304

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Revenues

Revenues for the above periods are presented below:

($ in thousands)	Three Months Ended June 30, 2019	% of Revenues	Three Months Ended June 30, 2018	% of Revenues

Revenues:
Wire transfer and money order fees	$70,490	85%	$59,368	84%
Foreign exchange	11,623	14%	10,585	15%
Other income	562	1%	426	1%
Total revenues	$82,675	100%	$70,379	100%

Wire transfer and money order fees of $70.5 million for the three months ended June 30, 2019 increased by $11.1 million from $59.4 million for the three months ended June 30, 2018. This increase of $11.1 million was due to a 20% increase in transaction volume compared to the second quarter of 2018, largely due to the continued growth in our agent network, which has grown by 17% from June 2018 to June 2019.

Revenues from foreign exchange of $11.6 million for the three months ended June 30, 2019 increased by $1.0 million from $10.6 million for the three months ended June 30, 2018. This increase of $1.0 million was primarily due to higher transaction volume achieved by growth in our agent network.

Index
Operating Expenses

Operating expenses for the above periods are presented below:

($ in thousands)	Three Months Ended June 30, 2019	% of Revenues	Three Months Ended June 30, 2018	% of Revenues

Operating expenses:
Service charges from agents and banks	$54,622	66%	$46,323	66%
Salaries and benefits	7,597	9%	7,441	11%
Other selling, general and administrative expenses	5,337	7%	4,184	6%
Transaction costs	-	0%	2,553	4%
Depreciation and amortization	3,155	4%	3,818	5%
Total operating expenses	$70,711	86%	$64,319	92%

Service charges from agents and banks — Service charges from agents and banks were $54.6 million, or 66% of revenues, for the three months ended June 30, 2019 compared to $46.3 million, or 66% of revenues, for the three months ended June 30, 2018. The increase of $8.3 million was primarily due to a 20% increase in transaction volume largely related to the continued growth in our agent network, which has grown by 17% from June 2018 to June 2019.

Salaries and benefits — Salaries and benefits were $7.6 million for the three months ended June 30, 2019, an increase of $0.2 million from $7.4 million for the three months ended June 30, 2018. The increase of $0.2 million primarily consisted of increased wages and share-based compensation in connection with the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan.

Other selling, general and administrative expenses — Other selling, general and administrative expenses of $5.3 million for the three months ended June 30, 2019 increased by $1.1 million from $4.2 million for the three months ended June 30, 2018. The increase of $1.1 million primarily related to $0.9 million of legal and other professional fees associated with the Company’s SEC filings, including the Offer for the Company’s outstanding warrants.

Transaction costs — Transaction costs of $2.6 million for the three months ended June 30, 2018 include legal and other professional fees directly related to the Merger.

Depreciation and amortization — Depreciation and amortization of $3.2 million for the three months ended June 30, 2019 decreased by $0.6 million from $3.8 million for the three months ended June 30, 2018. This decrease of $0.6 million is primarily due to $0.8 million less amortization related to the trade name, developed technology and agent relationships during the second quarter of 2019 as these intangibles are being amortized on an accelerated basis, which will decline over time. This decrease was partially offset by an increase in depreciation of $0.2 million associated primarily with additional computer equipment to support our growing business and agent network.

Non-Operating Expenses

Interest expense — Interest expense was $2.3 million for the three months ended June 30, 2019, a decrease of $1.1 million from $3.4 million for the three months ended June 30, 2018. The decrease of $1.1 million was primarily due to a reduction in the interest rates paid under the Credit Agreement.

Income tax provision — Income tax provision was $2.6 million for the three months ended June 30, 2019, an increase of $1.8 million, from an income tax provision of $0.8 million for the three months ended June 30, 2018. The increase in the income tax provision included a $1.8 million increase in tax expense related to taxable income attributable to both federal and state taxes in the three months ended June 30, 2019.

Net Income

We had net income of $7.1 million for the three months ended June 30, 2019 compared to net income of $1.8 million for the three months ended June 30, 2018 due primarily to the same factors discussed above.

Index
Adjusted Net Income and Adjusted Income per Share

Adjusted Net Income is defined as net income adjusted to add back certain charges and expenses, such as transaction costs, non-cash amortization resulting from push-down accounting, and non-cash compensation costs, as these charges and expenses are not considered a part of our core business operations and are not an indicator of ongoing, future company performance.

We present Adjusted Net Income and Adjusted Income per Share because we believe they are frequently used by analysts, investors and other interested parties to evaluate companies in our industry. Further, we believe they are helpful in highlighting trends in our operating results, because it excludes, among other things, certain results of decisions that are outside the control of management, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the jurisdictions in which we operate and capital investments.

Adjusted Net Income is a non-GAAP financial measure and should not be considered as an alternative to operating income or net income as a measure of operating performance or cash flows or as a measure of liquidity. Non-GAAP financial measures are not necessarily calculated the same way by different companies and should not be considered a substitute for or superior to GAAP.

Adjusted Net Income for the three months ended June 30, 2019 was $9.6 million, representing an increase of $3.1 million, or 48%, from $6.5 million for the three months ended June 30, 2018. The increase in Adjusted Net Income was primarily due to the increase in revenues of $12.3 million and a decrease in interest expense, less the increase in service charges from agents and banks of $8.3 million as well as increases in other operating expenses to support the growth in our business and income taxes.

The following table presents the reconciliation of net income, our closest GAAP measure, to Adjusted Net Income.

	Three Months Ended June 30,
(in thousands)	2019	2018

Net income	$7,074	$1,844
Adjusted for:
Transaction costs (a)	-	2,553
Incentive units plan (b)	-	485
Share-based compensation, 2018 Plan (c)	634	-
Tender Offer Costs (d)	386	-
Management fee (e)	-	195
Transition expenses (f)	-	192
Other employee severance (g)	66	-
Other charges and expenses (h)	59	38
Amortization of intangibles (i)	2,312	3,098
Income tax benefit related to Adjustments (j)	(930)	(1,876)
Adjusted Net Income	$9,601	$6,529

Adjusted Income per Share
Basic and diluted	$0.26	$0.38

Weighted-average common shares outstanding
Basic	37,505,598	17,227,682
Diluted	37,594,151	17,227,682

(a)
Represents direct costs for the three months ended June 30, 2018 related to the Merger, which were expensed as incurred and included as “transaction costs” in our condensed consolidated statements of operations and comprehensive income.

(b)
In connection with the Stella Point acquisition, Class B, C and D incentive units were granted to our employees by Interwire LLC. The three months ended June 30, 2018 included an expense regarding these incentive units, which became fully vested and were paid out upon the closing of the Merger. As a result, employees no longer hold profits interests following the Merger.

(c)
Stock options and restricted stock were granted to employees and independent directors of the Company in connection with the completion of the Merger. The Company recorded $0.6 million of expense related to these equity instruments during the three months ended June 30, 2019.

(d)	The Company incurred $0.4 million of expenses during the three months ended June 30, 2019 for professional and legal fees in connection with the Offer for the Company’s outstanding warrants.
(e)
Represents payments under our management agreement with Stella Point pursuant to which we paid a quarterly fee for certain advisory and consulting services. In connection with the Merger, this agreement was terminated.

Index
(f)	Represents costs related to managerial changes in connection with becoming a publicly traded company.
(g)	Represents $0.1 million of severance costs incurred during the three months ended June 30, 2019 related to departmental changes.
(h)	Both periods include loss on disposal of fixed assets and foreign currency (gains) losses.
(i)	Represents the amortization of certain intangible assets that resulted from the application of pushdown accounting.
(j)	Represents the current and deferred tax impact of the taxable adjustments to net income using the Company’s blended federal and state tax rate for each period.

Adjusted EBITDA

Adjusted EBITDA is defined as net income before depreciation and amortization, interest expense, income taxes, and also adjusted to add back certain charges and expenses, such as transaction costs and non-cash compensation costs, as these charges and expenses are not considered a part of our core business operations and are not an indicator of ongoing, future company performance.

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

Adjusted EBITDA is a non-GAAP financial measure and should not be considered as an alternative to operating income or net income as a measure of operating performance or cash flows or as a measure of liquidity. Non-GAAP financial measures are not necessarily calculated the same way by different companies and should not be considered a substitute for or superior to GAAP. Some of these limitations include the following:

•	Adjusted EBITDA does not reflect the significant interest expense, or the amounts necessary to service interest or principal payments on our senior secured credit facility;

•	Adjusted EBITDA does not reflect income tax provision, and because the payment of taxes is part of our operations, tax expense is a necessary element of our costs and ability to operate;

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

Adjusted EBITDA for the three months ended June 30, 2019 was $16.3 million, representing an increase of $3.0 million, or 23%, from $13.3 million for the three months ended June 30, 2018. The increase in Adjusted EBITDA was primarily due to the increase in revenues of $12.3 million less the increase in service charges from agents and banks of $8.3 million as well as increases in other operating expenses to support the growth in our business.

Index
The following table presents the reconciliation of net income, our closest GAAP measure, to Adjusted EBITDA.

	Three Months Ended June 30,
(in thousands)	2019	2018

Net income	$7,074	$1,844
Adjusted for:
Interest expense	2,288	3,392
Income tax provision	2,602	824
Depreciation and amortization	3,155	3,818
EBITDA	15,119	9,878
Transaction costs (a)	-	2,553
Incentive units plan (b)	-	485
Share-based compensation, 2018 Plan (c)	634	-
Tender Offer costs (d)	386	-
Management Fees (e)	-	195
Transition Expenses (f)	-	192
Other employee severance (g)	66	-
Other charges and expenses (h)	59	38
Adjusted EBITDA	$16,264	$13,341

(a)
Represents direct costs for the three months ended June 30, 2018 related to the Merger, which were expensed as incurred and included as “transaction costs” in our condensed consolidated statements of operations and comprehensive income.

(b)
In connection with the Stella Point acquisition, Class B, C and D incentive units were granted to our employees by Interwire LLC. The three months ended June 30, 2018 included an expense regarding these incentive units, which became fully vested and were paid out upon the closing of the Merger. As a result, employees no longer hold profits interests following the Merger.

(c)
Stock options and restricted stock were granted to employees and independent directors of the Company in connection with the completion of the Merger. The Company recorded $0.6 million of expense related to these equity instruments during the three months ended June 30, 2019.

(d)	The Company incurred $0.4 million of expenses during the three months ended June 30, 2019 for professional and legal fees in connection with the Offer for the Company’s outstanding warrants.
(e)
Represents payments under our management agreement with Stella Point pursuant to which we paid a quarterly fee for certain advisory and consulting services. In connection with the Merger, this agreement was terminated.

(f)	Represents costs related to managerial changes in connection with becoming a publicly traded company.
(g)	Represents $0.1 million of severance costs incurred during the three months ended June 30, 2019 related to departmental changes.
(h)	Both periods include loss on disposal of fixed assets and foreign currency (gains) losses.

Index
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Revenues

Revenues for the above periods are presented below:

($ in thousands)	Six Months Ended June 30, 2019	% of Revenues	Six Months Ended June 30, 2018	% of Revenues

Revenues:
Wire transfer and money order fees	$128,941	85%	$107,222	85%
Foreign exchange	21,025	14%	18,316	14%
Other income	1,058	1%	797	1%
Total revenues	$151,024	100%	$126,335	100%

 Wire transfer and money order fees of $128.9 million for the six months ended June 30, 2019 increased by $21.7 million from $107.2 million for the six months ended June 30, 2018. This increase of $21.7 million was primarily due to a 22% increase in transaction volume, largely due to the continued growth in our agent network, which has grown by 17% from June 2018 to June 2019.

Revenues from foreign exchange of $21.0 million for the six months ended June 30, 2019 increased by $2.7 million from $18.3 million for the six months ended June 30, 2018. This increase of $2.7 million was primarily due to higher transaction volume achieved by growth in our agent network.

Operating Expenses

Operating expenses for the above periods are presented below:

($ in thousands)	Six Months Ended June 30, 2019	% of Revenues	Six Months Ended June 30, 2018	% of Revenues

Operating expenses:
Service charges from agents and banks	$100,191	66%	$84,260	67%
Salaries and benefits	15,194	10%	13,673	11%
Other selling, general and administrative expenses	11,061	7%	8,185	6%
Transaction costs	-	0%	4,014	3%
Depreciation and amortization	6,307	4%	7,607	6%
Total operating expenses	$132,753	87%	$117,739	93%

Service charges from agents and banks — Service charges from agents and banks were $100.2 million, or 66% of revenues, for the six months ended June 30, 2019 compared to $84.3 million, or 67% of revenues, for the six months ended June 30, 2018. The increase of $15.9 million was primarily due to a 22% increase in transaction volume largely related to the continued growth in our agent network, which has grown by 17% from June 2018 to June 2019.

Salaries and benefits — Salaries and benefits were $15.2 million for the six months ended June 30, 2019, an increase of $1.5 million from $13.7 million for the six months ended June 30, 2018. The increase of $1.5 million primarily consisted of $1.0 million in increased wages, largely in management and compliance areas associated with our transition to a publicly-traded company and to support our growing operations and a $0.5 million increase related to share-based compensation in connection with the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan.

Other selling, general and administrative expenses — Other selling, general and administrative expenses of $11.1 million for the six months ended June 30, 2019 increased by $2.9 million from $8.2 million for the six months ended June 30, 2018. The increase primarily related to $1.7 million of legal and other professional fees associated with the Company’s SEC filings, including the Offer for the Company’s outstanding warrants, $0.5 million of insurance premiums, property taxes and other operating expenses, and $0.5 million in IT related expenses.

Transaction costs — Transaction costs of $4.0 million for the six months ended June 30, 2018 include legal and other professional fees directly related to the Merger.

Index
Depreciation and amortization — Depreciation and amortization of $6.3 million for the six months ended June 30, 2019 decreased by $1.3 million from $7.6 million for the six months ended June 30, 2018. This decrease of $1.3 million is primarily due to $1.6 million less amortization related to the trade name, developed technology and agent relationships during the six months ended June 30, 2019 as these intangibles are being amortized on an accelerated basis, which will decline over time. This decrease was partially offset by an increase in depreciation of $0.3 million associated primarily with additional computer equipment to support our growing business and agent network.

Non-Operating Expenses

Interest expense — Interest expense was $4.4 million for the six months ended June 30, 2019, a decrease of $2.3 million from $6.7 million for the six months ended June 30, 2018. The decrease of $2.3 million was primarily due to a reduction in the interest rates paid under the Credit Agreement.

Income tax provision — Income tax provision was $3.7 million for the six months ended June 30, 2019, an increase of $3.1 million, from an income tax provision of $0.6 million for the six months ended June 30, 2018. The increase in the income tax provision included a $3.1 million increase in tax expense related to taxable income attributable to both federal and state taxes in the six months ended June 30, 2019.

Net Income

We had net income of $10.2 million for the six months ended June 30, 2019 compared to net income of $1.3 million for the six months ended June 30, 2018 due primarily to the same factors discussed above.

Adjusted Net Income and Adjusted Income per Share

Adjusted Net Income for the six months ended June 30, 2019 was $15.4 million, representing an increase of $5.6 million, or 57%, from $9.8 million for the six months ended June 30, 2018. The increase in Adjusted net income was primarily due to the increase in revenues of $24.7 million and a decrease in interest expense, less the increase in service charges from agents and banks of $15.9 million as well as increases in other operating expenses to support the growth in our business and income taxes.

The following table presents the reconciliation of net income, our closest GAAP measure, to Adjusted Net Income.

	Six Months Ended June 30,
(in thousands)	2019	2018

Net income	$10,230	$1,304
Adjusted for:
Transaction costs (a)	-	4,014
Incentive units plan (b)	-	713
Share-based compensation, 2018 Plan (c)	1,260	-
Tender Offer Costs (d)	899	-
Management fee (e)	-	390
TCPA settlement (f)	-	192
Transition expenses (g)	-	348
Other employee severance (h)	172	-
Other charges and expenses (i)	119	308
Amortization of intangibles (j)	4,624	6,196
Income tax benefit related to Adjustments (k)	(1,872)	(3,673)
Adjusted Net Income	$15,432	$9,792

Adjusted Income per Share
Basic and diluted	$0.42	$0.57

Weighted-average common shares outstanding
Basic	36,847,845	17,227,682
Diluted	36,898,462	17,227,682

Index
(a)
Represents direct costs for the six months ended June 30, 2018 related to the Merger, which were expensed as incurred and included as “transaction costs” in our condensed consolidated statements of operations and comprehensive income.

(b)
In connection with the Stella Point acquisition, Class B, C and D incentive units were granted to our employees by Interwire LLC. The six months ended June 30, 2018 included an expense regarding these incentive units, which became fully vested and were paid out upon the closing of the Merger. As a result, employees no longer hold profits interests following the Merger.

(c)
Stock options and restricted stock were granted to employees and independent directors of the Company in connection with the completion of the Merger. The Company recorded $1.3 million of expense related to these equity instruments during the six months ended June 30, 2019.

(d)	The Company incurred $0.9 million of expenses during the six months ended June 30, 2019 for professional and legal fees in connection with the Offer for the Company’s outstanding warrants.
(e)
Represents payments under our management agreement with Stella Point pursuant to which we paid a quarterly fee for certain advisory and consulting services. In connection with the Merger, this agreement was terminated.

(f)	Represents payments related to the settlement of a lawsuit related to the TCPA, which included a $0.1 million settlement payment and $0.1 million in related legal fees.
(g)	Represents costs related to managerial changes in connection with becoming a publicly-traded company.
(h)	Represents $0.2 million of severance costs incurred during the six months ended June 30, 2019 related to departmental changes.
(i)
Both periods include loss on disposal of fixed assets, foreign currency (gains) losses. The six months ended June 30, 2018 also include a one-time adjustment related to the Company’s loyalty programs of $0.2 million.

(j)	Represents the amortization of certain intangible assets that resulted from the application of pushdown accounting.
(k)	Represents the current and deferred tax impact of the taxable adjustments to net income using the Company’s blended federal and state tax rate for each period.

Adjusted EBITDA

Adjusted EBITDA for the six months ended June 30, 2019 was $27.0 million, representing an increase of $4.8 million, or 22%, from $22.2 million for the six months ended June 30, 2018. The increase in Adjusted EBITDA was primarily due to the increase in revenues of $24.7 million less the increase in service charges from agents and banks of $15.9 million as well as increases in other operating expenses to support the growth in our business.

The following table presents the reconciliation of net income, our closest GAAP measure, to Adjusted EBITDA.

	Six Months Ended June 30,
(in thousands)	2019	2018

Net income	$10,230	$1,304
Adjusted for:
Interest expense	4,358	6,676
Income tax provision	3,683	616
Depreciation and amortization	6,307	7,607
EBITDA	24,578	16,203
Transaction costs (a)	-	4,014
Incentive units plan (b)	-	713
Share-based compensation, 2018 Plan (c)	1,260	-
Tender Offer costs (d)	899	-
Management Fees (e)	-	390
TCPA Settlement (f)	-	192
Transition expenses (g)	-	348
Other employee severance (h)	172	-
Other charges and expenses (i)	119	308
Adjusted EBITDA	$27,028	$22,168

(a)
Represents direct costs for the six months ended June 30, 2018 related to the Merger, which were expensed as incurred and included as “transaction costs” in our condensed consolidated statements of operations and comprehensive income.

(b)
In connection with the Stella Point acquisition, Class B, C and D incentive units were granted to our employees by Interwire LLC. The six months ended June 30, 2018 included an expense regarding these incentive units, which became fully vested and were paid out upon the closing of the Merger. As a result, employees no longer hold profits interests following the Merger.

(c)
Stock options and restricted stock were granted to employees and independent directors of the Company in connection with the completion of the Merger. The Company recorded $1.3 million of expense related to these equity instruments during the six months ended June 30, 2019.

(d)	The Company incurred $0.9 million of expenses during the six months ended June 30, 2019 for professional fees in connection with the Offer for the Company’s outstanding warrants.
(e)
Represents payments under our management agreement with Stella Point pursuant to which we paid a quarterly fee for certain advisory and consulting services. In connection with the Merger, this agreement was terminated.

(f)	Represents payments related to the settlement of a lawsuit related to the TCPA, which included a $0.1 million settlement payment and $0.1 million in related legal fees.
(g)	Represents costs related to managerial changes in connection with becoming a publicly-traded company.
(h)	Represents $0.2 million of severance costs incurred during the six months ended June 30, 2019 related to departmental changes.
(i)
Both periods include loss on disposal of fixed assets, foreign currency (gains) losses. The six months ended June 30, 2018 also includes a one-time adjustment related to the Company’s loyalty programs of $0.2 million.

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

We expect to continue funding our liquidity requirements through internally generated funds and supplemented with borrowings under our revolving credit facility. We believe that our projected cash flows generated from operations, together with borrowings under our revolving credit facility are sufficient to fund our principal debt payments, interest expense, our working capital needs and our expected capital expenditures for the next twelve months.

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

On March 25, 2019, the Company entered into an Increase Joinder No 1 to the Credit Agreement (the “Increase Joinder”) under which the Company received $12 million from the incremental facility on April 29, 2019. The proceeds of the Increase Joinder were primarily used to pay for the cash portion of the Exchange Consideration and the Conversion Consideration pursuant to the Offer between April and May of 2019.

Interest on the term loan facility and revolving credit facility for the Credit Agreement is determined by reference to either LIBOR or a “base rate”, in each case plus an applicable margin of 4.50% per annum for LIBOR loans or 3.50% per annum for base rate loans. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum. The effective interest rates as of June 30, 2019 for the term loan and revolving credit facility were 7.82% and 8.34%, respectively.

The principal amount of the term loan facility for the Credit Agreement, including the Increase Joinder, must be repaid in consecutive quarterly installments of 5% in year 1, 7.5% in years 2 and 3, 10% in years 4 and 5, in each case on the last day of each quarter, commencing in March 2019 with a final payment at maturity. The loans under the Credit Agreement may be prepaid at any time without payment or penalty.

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

As of June 30, 2019, we were in compliance with the covenants of the Credit Agreement.

Index
As of June 30, 2019, we had total indebtedness of $134.6 million, including $99.6 million of borrowings under the term loan facility and $35.0 million in borrowings under the revolving facility and excluding debt origination costs of $2.7 million. There were $18.0 million of additional borrowings available under these facilities as of June 30, 2019.

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

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2019	2018
Statement of Cash Flows Data:
Net cash provided by operating activities	$32,086	$6,930
Net cash used in investing activities	(2,663)	(2,238)
Net cash provided by (used in) financing activities	4,327	(2,425)
Effect of exchange rate changes on cash	105	(86)
Net increase in cash and restricted cash	33,855	2,181

Cash and restricted cash, beginning of the period	73,029	59,795
Cash and restricted cash, end of the period	$106,884	$61,976

Operating Activities

Net cash provided by operating activities was $32.1 million for the six months ended June 30, 2019, an increase of $25.2 million from net cash provided by operating activities of $6.9 million for the six months ended June 30, 2018. The increase included $15.2 million related to changes in working capital, as a result of additional cash generated by our operating results for the six months ended June 30, 2019, which were positively impacted by the further growth of the business.

Investing Activities

Net cash used in investing activities was $2.7 million for the six months ended June 30, 2019, an increase of $0.5 million from net cash used in investing activities of $2.2 million for the six months ended June 30, 2018.  This increase in cash used was primarily due to higher purchases of property and equipment during the six months ended June 30, 2019.

Financing Activities

Net cash provided by financing activities was $4.3 million for the six months ended June 30, 2019, which consisted of $12.0 million in borrowings under the Increase Joinder and $5.0 million in additional revolving credit line borrowings, net of $10.0 million related to payments made in connection with the Offer, the $2.4 million quarterly payments due on the term loan, as well as the payment of debt origination costs associated with the Increase Joinder. Net cash used in financing activities was $2.4 million for the six months ended June 30, 2018, which related to the quarterly payment due on the term loan.

Contractual Obligations

The following table includes aggregated information about contractual obligations that affect our liquidity and capital needs. At June 30, 2019, our contractual obligations over the next several periods were as follows:

(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Debt, principal payments	$134,598	$6,384	$16,600	$111,614	$-
Interest payments	34,239	8,800	15,953	9,486	-
Non-cancelable operating leases	6,431	1,403	2,261	1,713	1,054
Total	$175,268	$16,587	$34,814	$122,813	1,054

Index
Our condensed consolidated balance sheet reflects $131.9 million of debt as of June 30, 2019, as the principal payment obligations of $134.6 million are gross of unamortized debt origination costs. The above table reflects the principal and interest of the revolving credit facility and term loan under the Credit Agreement that will be paid through maturity using the rates in effect on June 30, 2019 and assuming no voluntary prepayments of principal.

Non-cancelable operating leases include various office leases, including our headquarters.

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

Recent Accounting Pronouncements

Refer to Note 1 of our unaudited condensed consolidated financial statements included in this filing for further information on recent accounting pronouncements.

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

We are exposed to changes in currency rates as a result of our investments in foreign operations and revenues generated in currencies other than the U.S. dollar. Revenues and profits generated by international operations will increase or decrease because of changes in foreign currency exchange rates. This foreign currency risk is related primarily to our operations in Mexico and Guatemala. Revenues from these operations represent less than 3% of our consolidated revenues for the six months ended June 30, 2019 and 2018. Therefore, a 10% increase or decrease in these currency rates against the U.S. Dollar would result in a minimal change to our overall operating results.

Index
The spot exchange rates as of June 30, 2019 and December 31, 2018 were 19.23 and 19.65 for the Mexico Peso/Dollar and 7.71 and 7.73 for the Guatemala Quetzal/Dollar, respectively. The average exchange rates for the six months ended June 30, 2019 and 2018 were 19.15 and 18.73 for the Mexico Peso/Dollar and 7.69 and 7.37 for the Guatemala Quetzal/Dollar, respectively. Long-term sustained appreciation of the Mexican peso or Guatemalan Quetzal as compared to the U.S. dollar could negatively affect our margins.

Interest Rate Risk

Interest on the term loan and revolving credit facility under the Credit Agreement is determined by reference to either LIBOR or a “base rate”, in each case, plus an applicable margin of 4.50% per annum for LIBOR loans or 3.50% per annum for base rate loans. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum. Since interest expense is subject to fluctuation, if interest rates increase, our debt service obligations on such variable rate indebtedness would increase even though the amount borrowed remained the same. Accordingly, an increase in interest rates would adversely affect our profitability.

As of June 30, 2019, we had $99.6 million in outstanding borrowings under the term loan. A hypothetical 1% increase or decrease in the interest rate on our indebtedness as of June 30, 2019 would have increased or decreased cash interest expense on our term loan by approximately $1.0 million per annum.

As of June 30, 2019, we had $35.0 million in outstanding borrowings under our revolving credit facility. A hypothetical 1% increase or decrease in the interest rate on our indebtedness as of June 30, 2019 would have increased or decreased cash interest expense on our revolving credit facility by approximately $0.4 million per annum.

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

We are also exposed to credit risk related to receivable balances from sending agents. We perform a credit review before each agent signing and conduct ongoing analyses of sending agents and certain other parties we transact with directly. As of June 30, 2019, we also had $1.6 million outstanding of notes receivable from sending agents. Most of the notes are collateralized by personal guarantees from the sending agents and by assets from their businesses.

Our provision for bad debt was approximately $0.6 million for the six months ended June 30, 2019 (0.4% of total revenues) and $0.4 million for the six months ended June 30, 2018 (0.3% of total revenues) as recoveries were higher last year.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, as of June 30, 2019.

Index
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

Reference is made to Note 13 – Commitments and Contingencies in the Unaudited Condensed Consolidated Financial Statements of International Money Express, Inc. contained elsewhere in this Quarterly Report on Form 10–Q for information regarding certain legal proceedings to which we are a party.

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

10.3	Amendment No. 1 to the Registration Rights Agreement, dated July 29, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 30, 2019).

31.1 *	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Chief Executive Officer.

31.2 *	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Chief Financial Officer.

32.1 *	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2019

International Money Express, Inc.

By:	/s/ Robert Lisy
Robert Lisy
Chief Executive Officer and President

Date: August 12, 2019

International Money Express, Inc.

By:	/s/ Tony Lauro II
Tony Lauro II
Chief Financial Officer