Form 10-Q
period 2019-09-30
International Money Express, Inc.
filed 2019-11-12
CIK 1683695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019 OR

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

As of November 5, 2019, there were 38,007,611 shares of the registrant’s common stock, $0.0001 par value per share, outstanding. The registrant has no other class of common stock outstanding.

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
•
the ability to recognize the anticipated benefits of the Merger (as defined herein), which may be affected by, among other things, competition, and the ability of the combined business to grow and manage growth profitably;

•	changes in applicable laws or regulations;
•	the possibility that we may be adversely affected by other economic, business and/or competitive factors;
•	factors relating to our business, operations and financial performance, including:
o	competition in the markets in which we operate;
o	cyber-attacks or disruptions to our information technology, computer network systems and data centers;
o	our ability to maintain agent relationships on terms consistent with those currently in place;
o	our ability to maintain banking relationships necessary for us to conduct our business;
o	credit risks from our agents and the financial institutions with which we do business;
o	bank failures, sustained financial illiquidity, or illiquidity at our clearing, cash management or custodial financial institutions;
o	new technology or competitors that disrupt the current ecosystem;
o	our ability to satisfy our debt obligations and remain in compliance with our credit facility requirements;
o	interest rate risk from elimination of LIBOR as a benchmark interest rate;
o	our success in developing and introducing new products, services and infrastructure;
o	customer confidence in our brand and in consumer money transfers generally;
o	our ability to maintain compliance with the regulatory requirements of the jurisdictions in which we operate or plan to operate;
o	international political factors or implementation of tariffs, border taxes or restrictions on remittances or transfers of money out of the United States;
o	changes in tax laws and unfavorable outcomes of tax positions we take;
o	political instability, currency restrictions and devaluation in countries in which we operate or plan to operate;
o	consumer fraud and other risks relating to customers’ authentication;
o	weakness in U.S. or international economic conditions;
o	change or disruption in international migration patterns;
o	our ability to protect our brand and intellectual property rights;
o	our ability to retain key personnel; and
o	changes in foreign exchange rates that could impact consumer remittance activity.
•
other economic, business and/or competitive factors, risks and uncertainties, including those described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and in the section entitled “Risk Factors” in the prospectus supplement, dated September 11, 2019, filed pursuant to Rule 424(b)(4).

We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Index
PART 1 – FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	September 30, 2019	December 31, 2018
ASSETS	(unaudited)
Current assets:
Cash	$94,189	$73,029
Accounts receivable, net of allowance of $772 and $842, respectively	53,763	35,795
Prepaid wires	9,382	26,655
Other prepaid expenses and current assets	2,267	3,171
Total current assets	159,601	138,650

Property and equipment, net	11,550	10,393
Goodwill	36,260	36,260
Intangible assets, net	29,720	36,395
Deferred tax asset, net	2,032	2,267
Other assets	1,744	1,874
Total assets	$240,907	$225,839

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt, net	$6,405	$3,936
Accounts payable	14,100	11,438
Wire transfers and money orders payable	57,339	36,311
Accrued and other liabilities	24,061	16,355
Total current liabilities	101,905	68,040

Long-term liabilities:
Debt, net	89,383	113,326
Total long-term liabilities	89,383	113,326

Commitments and contingencies, see Note 13

Stockholders' equity:
Common stock $0.0001 par value; 230,000,000 shares authorized, 38,005,623 and 36,182,783 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.	4	4
Additional paid-in capital	53,748	61,889
Accumulated deficit	(4,165)	(17,418)
Accumulated other comprehensive income (loss)	32	(2)
Total stockholders' equity	49,619	44,473
Total liabilities and stockholders' equity	$240,907	$225,839

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(in thousands, except for share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues:
Wire transfer and money order fees, net	$72,468	$61,332	$201,410	$168,554
Foreign exchange gain	12,272	10,697	33,297	29,013
Other income	594	479	1,652	1,277
Total revenues	85,334	72,508	236,359	198,844

Operating expenses:
Service charges from agents and banks	56,319	48,305	156,510	132,565
Salaries and benefits	7,612	10,959	22,806	24,633
Other selling, general and administrative expenses	9,788	5,207	20,850	13,390
Transaction costs	-	6,305	-	10,319
Depreciation and amortization	3,179	4,142	9,486	11,750
Total operating expenses	76,898	74,918	209,652	192,657

Operating income (loss)	8,436	(2,410)	26,707	6,187

Interest expense	2,145	3,434	6,503	10,110

Income (loss) before income taxes	6,291	(5,844)	20,204	(3,923)

Income tax provision	2,253	7,569	5,936	8,186

Net income (loss)	4,038	(13,413)	14,268	(12,109)

Other comprehensive (loss) income	(9)	22	34	7

Comprehensive income (loss)	$4,029	$(13,391)	$14,302	$(12,102)

Income (loss) per common share:
Basic and diluted	$0. 11	$(0.43)	$0.38	$(0.55)

Weighted-average common shares outstanding:
Basic	37,984,316	30,975,338	37,230,831	21,827,082
Diluted	38,286,702	30,975,338	37,365,371	21,827,082

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except for share data, unaudited)

	Three Months Ended
	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Equity
Balance, June 30, 2019	37,982,848	$4	$53,118	$(8,203)	$41	$44,960
Net income	-	-	-	4,038	-	4,038
Issuance of common stock:
Exercise of stock options	1,583	-	(4)	-	-	(4)
Restricted stock units	21,192	-	-	-	-	-
Share-based compensation	-	-	634	-	-	634
Adjustment from foreign currency translation, net	-	-	-	-	(9)	(9)
Balance, September 30, 2019	38,005,623	$4	$53,748	$(4,165)	$32	$49,619

	Three Months Ended
	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Equity
Balance, June 30, 2018	17,227,682	$2	$46,789	$(8,870)	$(17)	$37,904
Net equity infusion from reverse recapitalization	18,955,101	2	8,962	-	-	8,964
Net loss	-	-	-	(13,413)	-	(13,413)
Share-based compensation	-	-	4,453	-	-	4,453
Adjustment from foreign currency translation, net	-	-	-	-	22	22
Balance, September 30, 2018	36,182,783	$4	$60,204	$(22,283)	$5	$37,930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except for share data, unaudited)

	Nine Months Ended
	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2018	36,182,783	$4	$61,889	$(17,418)	$(2)	$44,473
Adoption of new accounting pronouncement	-	-	-	(1,015)	-	(1,015)
Warrant exchange	1,800,065	-	(10,031)	-	-	(10,031)
Net income	-	-	-	14,268	-	14,268
Issuance of common stock:
Exercise of stock options	1,583	-	(4)	-	-	(4)
Restricted stock units	21,192	-	-	-	-	-
Share-based compensation	-	-	1,894	-	-	1,894
Adjustment from foreign currency translation, net	-	-	-	-	34	34
Balance, September 30, 2019	38,005,623	$4	$53,748	$(4,165)	$32	$49,619

	Nine Months Ended
	Common Stock		Additional	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2017	17,227,682	$2	$46,076	$(10,174)	$(2)	$35,902
Net equity infusion from reverse recapitalization	18,955,101	2	8,962	-	-	8,964
Net loss	-	-	-	(12,109)	-	(12,109)
Share-based compensation	-	-	5,166	-	-	5,166
Adjustment from foreign currency translation, net	-	-	-	-	7	7
Balance, September 30, 2018	36,182,783	$4	$60,204	$(22,283)	$5	$37,930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities:
Net income (loss)	$14,268	$(12,109)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,486	11,750
Share-based compensation	1,894	5,166
Provision for bad debts	1,171	743
Debt origination costs amortization	546	700
Deferred income tax provision, net	572	6,906
Loss on disposal of property and equipment	182	152
Total adjustments	13,851	25,417
Changes in operating assets and liabilities:
Accounts receivable	(19,224)	(30,286)
Prepaid wires	17,259	2,785
Other prepaid expenses and assets	933	(1,428)
Wire transfers and money orders payables	21,047	29,640
Accounts payable and accrued and other liabilities	9,013	16,497
Net cash provided by operating activities	57,147	30,516

Cash flows from investing activities:
Purchases of property and equipment	(3,817)	(3,575)
Acquisition of agent locations	(250)	-
Net cash used in investing activities	(4,067)	(3,575)

Cash flows from financing activities:
Borrowings under term loan	12,000	-
Repayments under revolving loan, net	(30,000)	-
Repayments of term loan	(3,679)	(3,638)
Debt origination costs	(240)	-
Proceeds from reverse recapitalization	-	101,664
Cash consideration to Intermex shareholders	-	(101,659)
Cash paid in warrant exchange	(10,031)	-
Net cash used in financing activities	(31,950)	(3,633)

Effect of exchange rate changes on cash	30	27

Net increase in cash and restricted cash	21,160	23,335

Cash and restricted cash, beginning of the period	73,029	59,795

Cash and restricted cash, end of the period	$94,189	$83,130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands, unaudited)

	Nine Months Ended September 30,
	2019	2018

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,780	$9,410
Cash paid for income taxes	$2,550	$1,495

Supplemental disclosure of non-cash investing activity:
Agent business acquired in exchange for receivables	$85	$-

Supplemental disclosure of non-cash financing activity:
Intermex transaction accruals settled by acquisition proceeds	$-	$9,063
Issuance of common stock for cashless exercise of options	$4	$-

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

The Company operates as a money transmitter, primarily between the United States of America (“U.S.”) and Mexico, Guatemala and other countries in Latin America and Africa through a network of authorized agents located in various unaffiliated retail establishments throughout the U.S and 33 Company-owned stores.

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

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United statements of America (“GAAP”). All significant inter-company balances and transactions have been eliminated from the condensed consolidated financial statements.

The Company’s interim condensed consolidated financial statements and related notes are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim financial statements are not necessarily indicative of the results that may be reported for the entire year. Certain information and footnote disclosures required by GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The FASB issued guidance, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous accounting rules. The guidance requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. This guidance will be adopted by the Company on January 1, 2021 and may be applied using either the earliest period adjustment method or the modified retrospective approach. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements.

The FASB issued amended guidance, Intangibles – Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment. The amended standard simplifies how an entity tests goodwill by eliminating Step 2 of the goodwill impairment test related to measuring an impairment charge. Instead, impairment will be recorded for the amount that the carrying amount of a reporting unit exceeds its fair value. This new guidance is effective for the Company on January 1, 2021. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

The FASB issued guidance, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, regarding the measurement of credit losses for certain financial instruments. The new standard replaces the incurred loss model with a current expected credit loss (“CECL”) model. The CECL model is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. The Company is required to adopt the new standard on January 1, 2023. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements.

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

Cash balance available to Intermex prior to the consummation of the Merger	$110,726
Less:
Intermex Merger costs paid from acquisition proceeds at closing	(9,062)
Cash consideration to Intermex shareholders	(101,659)
Net cash proceeds from reverse recapitalization	$5

Cash balance available to Intermex prior to the consummation of the Merger	$110,726
Less:
Cash consideration to Intermex shareholders	(101,659)
Other FinTech assets acquired and liabilities assumed in the Merger:
Prepaid expenses	76
Accrued liabilities (1)	(136)
Deferred tax assets (1)	982
Net equity infusion from FinTech (1)	$9,989

(1) During the fourth quarter of 2018, the Company acquired approximately $1 million of deferred tax assets from FinTech, which is reflected in the table above. These deferred tax assets relate to capitalized transaction costs incurred by FinTech prior to the merger, therefore they have been recorded in additional-paid in capital.

Cash consideration to Intermex shareholders included the payout of all vested Incentive Units issued to employees of the Company as discussed in Note 10.

After the completion of the Merger on July 26, 2018, there were 36.2 million shares of International Money Express, Inc. common stock outstanding, warrants to purchase 9 million shares of common stock and 3.4 million shares reserved for issuance under the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (See Note 10).

Transaction Costs

Direct costs related to the Merger were expensed as incurred and included as “transaction costs” in the condensed consolidated statements of operations and comprehensive income (loss). Transaction costs included all internal and external costs directly related to the Merger, consisting primarily of legal, consulting, accounting, advisory and financing fees and certain incentive bonuses directly related to the Merger. Transaction costs for the three and nine months ended September 30, 2018 amounted to $6.3 million and $10.3 million, respectively.

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

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three and nine months ended September 30, 2019, the Company recognized in revenues from contracts with customers the following:

	Three Months ended September 30, 2019	Nine Months ended September 30, 2019
Wire transfer and money order fees	$72,710	$202,202
Discounts and promotions	(242)	(792)
Wire transfer and money order fees, net	72,468	201,410
Foreign exchange gain	12,272	33,297
Other income	594	1,652
Total revenues	$85,334	$236,359

There are no significant initial costs incurred to obtain contracts with customers. However, the Company has a loyalty program, that for each wire transfer completed, customers earn points. Customers earn 1 point for each wire transfer processed, which can be redeemed for a discounted wire transaction fee or foreign exchange rate. The discounts vary by country, and the earned points expire if the customer has not initiated and completed an eligible wire transfer transaction within the immediately preceding 180 day period. In addition, earned points will expire 30 days after the end of the program. Therefore, due to the loyalty program benefits represent a future performance obligation, a portion of the initial consideration is recorded as deferred revenue (See Note 6). Prior to the implementation of the standard, the Company used the incremental cost method to account for the loyalty program; therefore, a liability for the cost associated with the company’s future obligation to its customers was created and the loyalty program expense was recorded within Service charges from agents and banks in the consolidated statements of operations and comprehensive income (loss). Under the new guidance, loyalty program expense is recorded as contra revenue. The loyalty program reserve balance as of January 1, 2019 of $0.6 million was credited to accumulated deficit as this became part of the beginning balance of the new deferred revenue liability.

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

NOTE 4 – OTHER PREPAID EXPENSES AND CURRENT ASSETS

Other prepaid expenses and current assets consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Prepaid insurance	$377	$300
Prepaid fees	733	719
Notes receivable	507	451
Other prepaid expenses and current assets	650	1,701
	$2,267	$3,171

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

The following table presents the changes in goodwill and other intangible assets (in thousands):

	Goodwill	Other Intangibles
Balance at December 31, 2018	$36,260	$36,395
Acquisition of agent locations	-	335
Amortization expense	-	(7,010)
Balance at September 30, 2019	$36,260	$29,720

NOTE 6 – ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Payables to agents	$10,118	$8,972
Accrued legal settlement (see Note 13)	3,250	-
Accrued compensation	1,998	2,344
Accrued bank charges	955	983
Accrued loyalty program reserve	-	621
Accrued interest	1,185	1,009
Accrued legal fees	400	920
Accrued taxes	2,330	745
Deferred revenue loyalty program	2,483	-
Other	1,342	761
	$24,061	$16,355

The following table shows the changes in the deferred revenue loyalty program liability (in thousands):

Balance, December 31, 2018	$-
Adoption of ASC 606	1,976
Revenue deferred during the period	2,104
Revenue recognized during the period	(1,597)
Balance, September 30, 2019	$2,483

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – DEBT

Debt consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Revolving credit facility	$-	$30,000
Term loan	98,321	90,000
	98,321	120,000
Less: Current portion of long-term debt (1)	(6,405)	(3,936)
Less: Debt origination costs	(2,533)	(2,738)
	$89,383	$113,326

(1)	Current portion of long-term debt is net of debt origination costs of $0.6 million both at September 30, 2019 and December 31, 2018.

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

Interest on the term loan facility and revolving credit facility under the Credit Agreement is determined by reference to either LIBOR or a “base rate”, in each case plus an applicable margin of 4.50% per annum for LIBOR loans or 3.50% per annum for base rate loans. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum. The effective interest rates for the period ended September 30, 2019 for the term loan and revolving credit facility were 7.73% and 8.48%, respectively.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

Prior to the Merger, Intermex paid a monthly management fee of $65.0 thousand, plus reimbursement of expenses, to a related party for management services, which was included in other selling, general and administrative expenses on the Company’s condensed consolidated statements of operations and comprehensive income (loss). There were no amounts payable to or receivable from related parties included in the condensed consolidated balance sheets at September 30, 2019 and December 31, 2018. Upon closing of the Merger on July 26, 2018 (See Note 2), the management fee agreement with the related party was terminated.

NOTE 10 – STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

On the Closing Date of the Merger, there were 36.2 million shares of the Company’s common stock outstanding and outstanding warrants to purchase approximately 9 million shares of common stock. As of the Closing Date, the former stockholders of Intermex owned approximately 48.3% and the former stockholders of FinTech owned approximately 51.7% of the combined company’s outstanding common stock. At September 30, 2019, the Company was authorized to issue 230 million shares of common stock and had approximately 38.0 million shares of common stock issued and outstanding at $0.0001 par value per common share.

On September 11, 2019, the Company entered into an underwriting agreement with certain selling stockholders and several underwriters relating to the underwritten public offering of 5.2 million shares of the Company’s common stock, at a price to the public of $12.75 per share. The selling stockholders also granted the underwriters a 30-day option to purchase up to 782,608 additional shares of Common Stock at the same price as the initial shares sold to the underwriters. The closing of the offering occurred on September 16, 2019. The Company did not receive any of the proceeds from the offering. However, it did incur approximately $0.8 million in certain costs, which are included in other selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

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

Each whole Warrant entitled the holder to purchase one share of the Company’s common stock at a price of $11.50 per share. The Warrants became exercisable 30 days after the completion of the Merger and were to expire 5 years after that date, or earlier upon redemption or liquidation.

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

Between April and May of 2019, the Company issued an aggregate of approximately 1.8 million shares of common stock and paid approximately $10.0 million in cash in exchange for the Warrants tendered in the Offer as well as the Warrants converted at the Conversion Consideration, resulting in a total of approximately 38.0 million shares of common stock outstanding following the issuance. For the nine months ended September 30, 2019, the Company incurred approximately $0.9 million in professional and legal fees related to the Offer, which are included in other selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). There were no expenses related to the Offer for the three months ended September 30, 2019.

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

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Share-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The stock options issued under the 2018 Plan have 10-year terms and vest in four equal annual installments beginning one year after the date of the grant. During both the three and nine months ended September 30, 2019, 0.7 million of stock options vested. The Company recognized compensation expense for stock options of approximately $0.6 million and $1.8 million for the three and nine months ended September 30, 2019, respectively, which is included in salaries and benefits in the condensed consolidated statements of operations and comprehensive income (loss). As of September 30, 2019, there were 3.0 million outstanding stock options and unrecognized compensation expense of $7.9 million is expected to be recognized over a weighted-average period of 2.93 years.

A summary of the stock option activity during the nine months ended September 30, 2019 is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2018	2,881,219	$10.00	9.60	$3.47
Granted	375,000	13.77		4.37
Exercised	(6,250)	9.91		3.43
Forfeited	(267,750)	10.28		3.56
Outstanding at September 30, 2019	2,982,219	$10.45	8.97	$3.57

Exercisable at September 30, 2019	658,430

The restricted stock units issued under the 2018 Plan to the Company’s independent directors vest on the one-year anniversary from the grant date. The Company recognized compensation expense for restricted stock units of $17.5 thousand and $122.5 thousand for the three and nine months ended September 30, 2019, respectively, which is included in salaries and benefits in the condensed consolidated statements of operations and comprehensive income (loss). During the three and nine months ended September 30, 2019, 21.2 thousand restricted stock units were vested for both periods.  There were no forfeited restricted stock units during the three and nine months ended September 30, 2019. As of September 30, 2019, there was no unrecognized compensation expense for the restricted stock units.

Incentive Units

Interwire LLC, the former parent company of Intermex, issued Class B, C and D incentive units to employees of the Company (collectively “incentive units”). As these units were issued as compensation to the Company’s employees, the expense was recorded by the Company. In connection with the Merger, on the Closing Date, all unvested incentive units for Class B, C and D became fully vested and were immediately recognized as share-based compensation expense in the third quarter of 2018. Share-based compensation expense recognized related to these incentive units and included in salaries and benefits in the condensed consolidated statements of operations and comprehensive income (loss), amounted to $4.0 million and $4.7 million for the three and nine months ended September 30, 2018, respectively. Subsequent to the Merger, all incentive units ceased to exist.

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – INCOME (LOSS) PER SHARE

Basic income (loss) per share is calculated by dividing net income (loss) for period by the weighted average number of common shares outstanding for the period. In computing dilutive income (loss) per share, basic income (loss) per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards, including common stock options, restricted stock units and warrants.

Below are basic and diluted net income (loss) per share for the periods indicated (in thousands, except for share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income (loss) for basic and diluted income (loss) per common share	$4,038	$(13,413)	$14,268	$(12,109)

Shares:
Weighted-average common shares outstanding – basic	37,984,316	30,975,338	37,230,831	21,827,082
Effect of dilutive securities:
Restricted stock units	19,222	-	16,555	-
Stock Options	283,164	-	100,975	-
Warrants	-	-	17,010	-
Weighted-average common shares outstanding – diluted	38,286,702	30,975,338	37,365,371	21,827,082

Net income (loss) per common share – basic and diluted	$0.11	$(0.43)	$0.38	$(0.55)

The computation of diluted weighted-average common shares outstanding above excludes 447,500 options to purchase shares of the Company’s common stock because, under the treasury stock method, the inclusion of these would be anti-dilutive.

NOTE 12 - INCOME TAXES

A reconciliation between the income tax provision at the US statutory tax rate and the Company’s income tax provision on the condensed consolidated statements of operations and comprehensive income (loss) is below (in thousands, except for tax rates):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Income (loss) before income taxes	$6,291	$(5,844)	$20,204	$(3,923)
US statutory tax rate	21%	21%	21%	21%
Income tax expense (benefit) at statutory rate	1,321	(1,227)	4,243	(824)

State tax expense, net of federal	345	1,355	1,140	1,471
Foreign tax rates different from U.S. statutory rate	26	114	41	147
Non-deductible expenses	218	7,411	246	7,484
Credits	8	(86)	(1)	(95)
Other	335	2	267	3
Total tax provision	$2,253	$7,569	$5,936	$8,186

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

As presented in the income tax reconciliation above, the tax provision recognized on the condensed consolidated statements of operations and comprehensive income (loss) was impacted by state taxes, non-deductible expenses such as share-based compensation expense, transaction costs and foreign tax rates applicable to the Company’s foreign subsidiaries that are higher or lower than the U.S. statutory rate.

On December 22, 2017, the U.S. enacted tax reform legislation known as H.R. 1, commonly referred to as the “Tax Cuts and Jobs Act” (the “Act”), resulting in significant modifications to existing law. All changes to the tax code that were effective as of January 1, 2018 have been applied by the Company in computing its income tax expense for the three and nine months ended September 30, 2019 and 2018. Additional guidance issued by the U.S. Treasury Department, the IRS and other standard-setting bodies may materially impact the provision for income taxes and effective tax rate in the period in which the guidance is issued.

In 2018, FinTech Acquisition Corp II was notified by the IRS that its 2017 federal income tax return was selected for examination. The Company has complied with all information requests to date. As of September 30, 2019, no amounts for tax, interest, or penalties have been paid or accrued as a result of this examination or any other uncertain tax positions.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Leases

The Company is a party to leases for office space and company-operated stores. Rent expense under all operating leases, included in other selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss), amounted to $0.5 million for both the three months ended September 30, 2019 and 2018, and $1.5 million and $1.4 million for the nine months ended September 30, 2019 and 2018, respectively.

In April 2018, the Company renegotiated its corporate lease to extend the term through November 2025. At September 30, 2019, future minimum rental payments required under operating leases for the remainder of 2019 and thereafter are as follows (in thousands):

2019	$381
2020	1,409
2021	1,202
2022	983
2023	869
Thereafter	1,439
$6,283

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Legal Proceedings

The Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of the Company’s management, based upon the information available at this time and the stage of the proceedings, that it is not possible to determine the probability of loss or estimate of damages, and therefore, the Company has not established a reserve for any of these proceedings, except for the matter related to a complaint filed under the Telephone Consumer Protection Act of 1991 (the “TCPA claim”) described below.

On May 30, 2019, Stuart Sawyer filed a putative class action complaint in the United States District Court for the Southern District of Florida asserting a claim under the Telephone Consumer Protection Act, 47 U.S.C. § 227, et seq., based on allegations that since May 30, 2015, the Company had sent text messages to class members’ wireless telephones without their consent. At mediation held on October 7, 2019, the Company and the plaintiff entered into a term sheet providing the general terms for the settlement of the action, which is subject to memorialization in a definitive agreement, and subsequent Court approval. The terms of the settlement provide for resolution of Mr. Sawyer's TCPA claims and the claims of a class of similarly situated individuals, as defined in the complaint, who received text messages from the Company during the period May 30, 2015 through October 7, 2019, and for the creation of a $3.25 million settlement fund that will be used to pay all class member claims, class counsel's fees and the costs of administering the settlement.

The settlement amount of approximately $3.3 million and related legal expenses of $0.1 million are included in accrued and other liabilities in the condensed consolidated balance sheet as of September 30, 2019 and other selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss) for both the three and nine month periods ended September 30, 2019.

Contingencies

The Company operates in 50 U.S. states, two U.S. territories and three other countries. Money transmitters and their agents are under regulation by State and Federal laws. Violations may result in civil or criminal penalties or a prohibition from providing money transfer services in a particular jurisdiction. It is the opinion of the Company’s management, based on information available at this time, that the expected outcome of regulatory examinations will not have a material adverse effect on either the results of operations or financial condition of the Company.

Regulatory Requirements

Certain domestic subsidiaries of the Company are subject to maintaining minimum tangible net worth and liquid assets (eligible securities) to cover the amount outstanding of wire transfers and money orders payable. As of September 30, 2019, the Company’s subsidiaries were in compliance with these two requirements.

 NOTE 14 – SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date the condensed consolidated financial statements are issued. Except for the matter discussed in Note 13, there were no other subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report on Form 10-Q and our Audited Consolidated Financial Statements and related Notes and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2018. This MD&A contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward-Looking Statements” for additional factors relating to such statements, and see “Risk Factors” in our documents we have filed or furnished with the SEC for a discussion of certain risk factors applicable to our business, financial condition and results of operations. Past operating results are not necessarily indicative of operating results in any future periods.

Overview

We are a rapidly growing and leading money remittance services company focused primarily on the U.S. to the Latin America and the Caribbean (“LAC”) corridor, which includes Mexico, Central and South America and the Caribbean. We utilize our proprietary technology to deliver convenient, reliable and value-added services to our customers through a broad network of sending and paying agents. Our remittance services, which include a comprehensive suite of ancillary financial processing solutions and payment services, are available in 50 states, Washington D.C., Puerto Rico and licensed in 13 provinces in Canada, where customers can send money to beneficiaries in 17 LAC countries and four countries in Africa. Our services are accessible in person through over 100,000 sending and paying agents and company-operated stores, as well as online and via Internet-enabled mobile devices.

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

Our money remittance services enable our customers to send and receive funds through our extensive network of locations in the United States and Canada that are primarily operated by third-party businesses, which we refer to as agents, and 33 company-operated stores. In addition, our services are offered digitally through Intermexonline.com and via Internet-enabled mobile devices. We currently operate in the United States, Mexico, Guatemala, Canada and 19 additional countries. Since January 2017 through September 30, 2019, we have grown our agent network by more than 77% and increased our remittance transactions volume by approximately 49%. In the three and nine months ended September 30, 2019, we processed approximately 7.6 million and 21.1 million remittances, respectively, representing approximately 19% and 21% growth in transactions, respectively, as compared to the same periods in 2018.

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

Key Factors and Trends Affecting our Business

Various trends and other factors have affected and may continue to affect our business, financial condition and operating results, including:

•	competition in the markets in which we operate;

•	cyber-attacks or disruptions to our information technology, computer network systems and data centers;

•	our ability to maintain agent relationships on terms consistent with those currently in place;

Index
•	our ability to maintain banking relationships necessary for us to conduct our business;

•	credit risks from our agents and the financial institutions with which we do business;

•	bank failures, sustained financial illiquidity, or illiquidity at our clearing, cash management or custodial financial institutions;

•	new technology or competitors that disrupt the current ecosystem;

•	our ability to satisfy our debt obligations and remain in compliance with our credit facility requirements;

•	interest rate risk from elimination of LIBOR as a benchmark interest rate;

•	our success in developing and introducing new products, services and infrastructure;

•	customer confidence in our brand and in consumer money transfers generally;

•	our ability to maintain compliance with the regulatory requirements of the jurisdictions in which we operate or plan to operate;

•	international political factors or implementation of tariffs, border taxes or restrictions on remittances or transfers of money out of the United States;

•	changes in tax laws and unfavorable outcomes of tax positions we take;

•	political instability, currency restrictions and devaluation in countries in which we operate or plan to operate;

•	consumer fraud and other risks relating to customer authentication;

•	weakness in U.S. or international economic conditions;

•	change or disruption in international migration patterns;

•	our ability to protect our brand and intellectual property rights;

•	our ability to retain key personnel; and

•	changes in foreign exchange rates that could impact consumer remittance activity.

Throughout 2019, Latin American political and economic conditions have remained unstable, as evidenced by high unemployment rates in key markets, currency reserves, currency controls, restricted lending activity, weak currencies and low consumer confidence, among other factors. Specifically, continued political and economic unrest in parts of Mexico and some countries in South America contributed to volatility. Our business has generally been resilient during times of economic instability as money remittances are essential to many recipients, with the funds used by the receiving party for their daily needs. However, long-term sustained appreciation of the Mexican Peso or Guatemalan Quetzal as compared to the U.S. Dollar could negatively affect our revenues and profitability.

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

We will remain an “emerging growth company” until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which we are deemed a “large accelerated filer,” which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30. As of June 30, 2019, the market value of our common stock that is held by non-affiliates approximated $214.8 million. As a result, beginning with our December 31, 2019 Form 10-K, we will be deemed an accelerated filer, which will only accelerate our reporting deadlines with the SEC. This new designation does not affect our filing status as an emerging growth company.

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

Tender Offer

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

Secondary Offering

On September 11, 2019, the Company entered into an underwriting agreement with certain selling stockholders and several underwriters relating to the underwritten public offering of 5.2 million shares of the Company’s common stock, at a price to the public of $12.75 per share. The selling stockholders also granted the underwriters a 30-day option to purchase up to 782,608 additional shares of Common Stock at the same price as the initial shares sold to the underwriters. The closing of the offering occurred on September 16, 2019. The Company did not receive any of the proceeds from the offering. However, it did incur approximately $0.8 million in certain costs, which are included in other selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are revenues, services charges from agents and banks, salaries and benefits and selling, general and administrative expenses. To help us assess our performance with these key indicators, we use Adjusted net income (loss), Adjusted income (loss) per share and Adjusted EBITDA as non-GAAP financial measures. We believe these non-GAAP measures provide useful information to investors and expanded insight to measure our revenue and cost performance as a supplement to our U.S. GAAP consolidated financial statements. See the “Adjusted Net Income (Loss) and Adjusted Income (Loss) per Share” and “Adjusted EBITDA” sections below for reconciliations of these non-GAAP financial measures to our net income (loss), the closest GAAP measure.

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

Index
Salaries and Benefits

Salaries and benefits include cash and share-based compensation associated with our corporate employees and sales team as well as employees at our company-operated stores. Corporate employees include management, customer service, compliance, information technology, finance and human resources. Our sales team, located throughout the United States and Canada, is focused on supporting and growing our sending agent network.

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

Depreciation and Amortization

Depreciation largely consists of depreciation of computer equipment and amortization of software that supports our technology platform. Amortization of intangible assets is primarily related to our agent relationships, trade name and developed technology.

Non-Operating Expenses

Interest Expense

Interest expense consists primarily of interest associated with our debt, which consists of a term loan and revolving credit facility that were both refinanced on November 7, 2018 and subsequently amended on March 25, 2019. As of September 30, 2019 and December 31, 2018, the interest rates for the term loan and revolving credit facility related to our current Credit Agreement were 7.12% and 6.53%, and 7.34% and 7.01%, respectively. Interest on the term loan facility and revolving credit facility is determined by reference to either LIBOR or a “base rate”, in each case, plus an applicable margin of 4.50% per annum for LIBOR loans or 3.50% per annum for base rate loans. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum.

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

Index
Results of Operations

The following table summarized key components of our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Revenues:
Wire transfer and money order fees, net	$72,468	$61,332	$201,410	$168,554
Foreign exchange gain	12,272	10,697	33,297	29,013
Other income	594	479	1,652	1,277
Total revenues	85,334	72,508	236,359	198,844

Operating expenses:
Service charges from agents and banks	56,319	48,305	156,510	132,565
Salaries and benefits	7,612	10,959	22,806	24,633
Other selling, general and administrative expenses	9,788	5,207	20,850	13,390
Transaction costs	-	6,305	-	10,319
Depreciation and amortization	3,179	4,142	9,486	11,750
Total operating expenses	76,898	74,918	209,652	192,657

Operating income (loss)	8,436	(2,410)	26,707	6,187

Interest expense	2,145	3,434	6,503	10,110

Income (loss) before income taxes	6,291	(5,844)	20,204	(3,923)

Income tax provision	2,253	7,569	5,936	8,186

Net income (loss)	$4,038	$(13,413)	$14,268	$(12,109)

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Revenues

Revenues for the above periods are presented below:

($ in thousands)	Three Months Ended September 30, 2019	% of Revenues	Three Months Ended September 30, 2018	% of Revenues

Revenues:
Wire transfer and money order fees, net	$72,468	85%	$61,332	84%
Foreign exchange gain	12,272	14%	10,697	15%
Other income	594	1%	479	1%
Total revenues	$85,334	100%	$72,508	100%

Wire transfer and money order fees, net of $72.5 million for the three months ended September 30, 2019 increased by $11.2 million from $61.3 million for the three months ended September 30, 2018. This increase of $11.2 million was due to a 19% increase in transaction volume compared to the third quarter of 2018, largely due to the continued growth in our agent network, which has grown by 12% from September 2018 to September 2019.

Revenues from foreign exchange gain of $12.3 million for the three months ended September 30, 2019 increased by $1.6 million from $10.7 million for the three months ended September 30, 2018. This increase was primarily due to higher transaction volume achieved by growth in our agent network.

Index
Operating Expenses

Operating expenses for the above periods are presented below:

	Three Months Ended September 30,	% of	Three Months Ended September 30,	% of
($ in thousands)	2019	Revenues	2018	Revenues

Operating expenses:
Service charges from agents and banks	$56,319	66%	$48,305	67%
Salaries and benefits	7,612	9%	10,959	15%
Other selling, general and administrative expenses	9,788	11%	5,207	7%
Transaction costs	-	0%	6,305	9%
Depreciation and amortization	3,179	4%	4,142	6%
Total operating expenses	$76,898	90%	$74,918	104%

Service charges from agents and banks — Service charges from agents and banks were $56.3 million, or 66% of revenues, for the three months ended September 30, 2019 compared to $48.3 million, or 67% of revenues, for the three months ended September 30, 2018. The increase of $8.0 million was primarily due to the increase in transaction volume.

Salaries and benefits — Salaries and benefits were $7.6 million for the three months ended September 30, 2019, a decrease of $3.4 million from $11.0 million for the three months ended September 30, 2018. The decrease of $3.4 million is primarily due to $4.0 million of share-based compensation in the three months ended September 30, 2018 related to the accelerated vesting of incentive units in connection with the Merger that did not reoccur in the comparable 2019 period.  This decrease was offset by $0.4 million in increased wages, largely in management and other areas to support our growing operations, and a $0.2 million increase related to share-based compensation in connection with the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan.

Other selling, general and administrative expenses — Other selling, general and administrative expenses of $9.8 million for the three months ended September 30, 2019 increased by $4.6 million from $5.2 million for the three months ended September 30, 2018. The increase of $4.6 million is primarily due to a $3.3 million settlement and legal fees associated with a Telephone Consumer Protection Act (“TCPA”) lawsuit, $0.7 million of insurance premiums, property taxes and other operating expenses and $0.6 million in IT related expenses.

Transaction costs — Transaction costs of $6.3 million for the three months ended September 30, 2018 include $1.8 million in employee bonuses, $1.6 million to terminate our management fee agreement, $1.5 million change in control fee to our lender, and $1.4 million in legal and other professional fees all directly related to the Merger. There were no transaction costs for the three months ended September 30, 2019.

Depreciation and amortization — Depreciation and amortization of $3.2 million for the three months ended September 30, 2019 decreased by $0.9 million from $4.1 million for the three months ended September 30, 2018. This decrease is mainly due to $0.8 million less amortization related to the trade name, developed technology and agent relationships during the third quarter of 2019 as these intangibles are being amortized on an accelerated basis, which declines over time.

Non-Operating Expenses

Interest expense — Interest expense was $2.1 million for the three months ended September 30, 2019, a decrease of $1.3 million from $3.4 million for the three months ended September 30, 2018. The decrease of $1.3 million was primarily due to a reduction in the interest rates paid under the Credit Agreement.

Income tax provision — Income tax provision was $2.3 million for the three months ended September 30, 2019, a decrease of $5.3 million from an income tax provision of $7.6 million for the three months ended September 30, 2018. The decrease in the income tax provision wasmainly due to $7.2 million less non-deductible expenses and $1.0 million less state tax expense, which are offset by a $2.5 million increase attributable to higher taxable income.

Net Income (Loss)

We had net income of $4.0 million for the three months ended September 30, 2019 compared to net loss of $13.4 million for the three months ended September 30, 2018 due primarily to the same factors discussed above.

Index
Adjusted Net Income (Loss) and Adjusted Income (Loss) per Share

Adjusted Net Income (Loss) is defined as net income adjusted to add back certain charges and expenses, such as transaction costs, non-cash amortization resulting from push-down accounting, and non-cash compensation costs, as these charges and expenses are not considered a part of our core business operations and are not an indicator of ongoing, future company performance.

We present Adjusted Net Income (Loss) and Adjusted Income (Loss) per Share because we believe they are frequently used by analysts, investors and other interested parties to evaluate companies in our industry. Further, we believe they are helpful in highlighting trends in our operating results, because it excludes, among other things, certain results of decisions that are outside the control of management, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the jurisdictions in which we operate and capital investments.

Adjusted Net Income (Loss) is a non-GAAP financial measure and should not be considered as an alternative to operating income or net income as a measure of operating performance or cash flows or as a measure of liquidity. Non-GAAP financial measures are not necessarily calculated the same way by different companies and should not be considered a substitute for or superior to GAAP.

Adjusted Net Income for the three months ended September 30, 2019 was $9.5 million, representing an increase of $8.2 million, or 631%, from Adjusted Net Income of $1.3 million for the three months ended September 30, 2018. The increase in Adjusted Net Income was primarily due to the increase in revenues of $12.9 million and a decrease in transaction costs, salaries and benefits and income taxes, less the increase in service charges from agents and banks of $8.0 million as well as increases in other operating expenses to support the growth in our business.

The following table presents the reconciliation of net income (loss), our closest GAAP measure, to Adjusted Net Income (Loss).

	Three Months Ended September 30,
(in thousands)	2019	2018

Net Income (Loss)	$4,038	$(13,413)
Adjusted for:
Transaction costs (a)	-	6,305
Incentive units plan (b)	-	4,023
Share-based compensation, 2018 Plan (c)	634	430
Offering costs (d)	766	-
Management fee (e)	-	195
TCPA settlement (f)	3,358	-
Costs related to registering stock underlying warrants (g)	-	615
Other employee severance (h)	-	106
Other charges and expenses (i)	86	38
Amortization of intangibles (j)	2,312	3,098
Income tax benefit related to adjustments (k)	(1,654)	(146)
Adjusted Net Income	$9,540	$1,251

Adjusted Income per Share
Basic and diluted	$0.25	$0.04

Weighted-average common shares outstanding
Basic	37,984,316	30,975,338
Diluted	38,286,702	30,975,338

(a)
Represents direct costs for the three months ended September 30, 2018 related to the Merger, which were expensed as incurred and included as “transaction costs” in our condensed consolidated statements of operations and comprehensive income (loss).

(b)
In connection with the Stella Point acquisition, Class B, C and D incentive units were granted to our employees by Interwire LLC. The three months ended September 30, 2018 included an expense regarding these incentive units, which became fully vested and were paid out upon the closing of the Merger. As a result, employees no longer hold profits interests following the Merger.

(c)
Stock options and restricted stock were granted to employees and independent directors of the Company. The Company recorded $0.6 million and $0.4 million of expense related to these equity instruments during the three months ended September 30, 2019 and 2018, respectively.

(d)
The Company incurred $0.8 million of offering costs during the three months ended September 30, 2019 for professional and legal fees in connection with a Secondary Offering of the Company’s common stock.

(e)
Represents payments under our management agreement with Stella Point pursuant to which we paid a quarterly fee for certain advisory and consulting services. In connection with the Merger, this agreement was terminated.

Index
(f)	Represents a charge for the settlement of a class action lawsuit related to the TCPA, which included a $3.3 million settlement payment and $0.1 million in related legal fees.
(g)
The Company incurred $0.6 million of expenses during the three months ended September 30, 2018 for professional fees in connection with the registration of common stock underlying outstanding warrants.

(h)	Represents $0.1 million of severance costs incurred during the three months ended September 30, 2018, related to departmental changes.
(i)	Both periods include loss on disposal of fixed assets and foreign currency (gains) losses.
(j)	Represents the amortization of certain intangible assets that resulted from the application of pushdown accounting.
(k)
Represents the current and deferred tax impact of the relevant tax-deductible adjustments to net income (loss) using the Company’s blended federal and state tax rate for each period. Relevant tax-deductible adjustments include all adjustments to net income except for $0.8 million of offering costs for the three months ended September 30, 2019 and $5.8 million of non-deductible transaction costs and $4.0 million of non-deductible incentive units plan expense for the three months ended September 30, 2018.

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

Adjusted EBITDA for the three months ended September 30, 2019 was $16.5 million, representing an increase of $3.1 million, or 22%, from $13.4 million for the three months ended September 30, 2018. The increase in Adjusted EBITDA was primarily due to the increase in revenues of $12.9 million and a decrease in salaries and benefits, less the increase in service charges from agents and banks of $8.0 million as well as increases in other operating expenses to support the growth in our business.

Index
The following table presents the reconciliation of net income (loss), our closest GAAP measure, to Adjusted EBITDA.

	Three Months Ended September 30,
(in thousands)	2019	2018

Net Income (Loss)	$4,038	$(13,413)
Adjusted for:
Interest expense	2,145	3,434
Income tax provision	2,253	7,569
Depreciation and amortization	3,179	4,142
EBITDA	11,615	1,732
Transaction costs (a)	-	6,305
Incentive units plan (b)	-	4,023
Share-based compensation, 2018 Plan (c)	634	430
Offering costs (d)	766	-
Management fee (e)	-	195
TCPA settlement (f)	3,358	-
Costs related to registering stock underlying warrants (g)	-	615
Other employee severance (h)	-	106
Other charges and expenses (i)	86	38
Adjusted EBITDA	$16,459	$13,444

(a)
Represents direct costs for the three months ended September 30, 2018 related to the Merger, which were expensed as incurred and included as “transaction costs” in our condensed consolidated statements of operations and comprehensive income (loss).

(b)
In connection with the Stella Point acquisition, Class B, C and D incentive units were granted to our employees by Interwire LLC. The three months ended September 30, 2018 included an expense regarding these incentive units, which became fully vested and were paid out upon the closing of the Merger. As a result, employees no longer hold profits interests following the Merger.

(c)
Stock options and restricted stock were granted to employees and independent directors of the Company. The Company recorded $0.6 million and $0.4 million of expense related to these equity instruments during the three months ended September 30, 2019 and 2018, respectively.

(d)	The Company incurred $0.8 million of expenses during the three months ended September 30, 2019 for professional and legal fees in connection with a Secondary Offering of the Company’s common stock.
(e)
Represents payments under our management agreement with Stella Point pursuant to which we paid a quarterly fee for certain advisory and consulting services. In connection with the Merger, this agreement was terminated.

(f)	Represents a charge for the settlement of a class action lawsuit related to the TCPA, which included a $3.3 million settlement payment and $0.1 million in related legal fees.
(g)
The Company incurred $0.6 million of expenses during the three months ended September 30, 2018 for professional fees in connection with the registration of common stock underlying outstanding warrants.

(h)	Represents $0.1 million of severance costs incurred during the three months ended September 30, 2018, related to departmental changes.
(i)	Both periods include loss on disposal of fixed assets and foreign currency (gains) losses.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Revenues

Revenues for the above periods are presented below:

	Nine Months Ended September 30,	% of	Nine Months Ended September 30,	% of
($ in thousands)	2019	Revenues	2018	Revenues

Revenues:
Wire transfer and money order fees, net	$201,410	85%	$168,554	85%
Foreign exchange gain	33,297	14%	29,013	14%
Other income	1,652	1%	1,277	1%
Total revenues	$236,359	100%	$198,844	100%

Index
Wire transfer and money order fees, net of $201.4 million for the nine months ended September 30, 2019 increased by $32.8 million from $168.6 million for the nine months ended September 30, 2018. This increase of $32.8 million was due to a 21% increase in transaction volume, largely due to the continued growth in our agent network, which has grown by 12% from September 2018 to September 2019.

Revenues from foreign exchange gain of $33.3 million for the nine months ended September 30, 2019 increased by $4.3 million from $29.0 million for the nine months ended September 30, 2018. This increase was primarily due to higher transaction volume achieved by growth in our agent network.

Operating Expenses

Operating expenses for the above periods are presented below:

	Nine Months Ended September 30,	% of	Nine Months Ended September 30,	% of
($ in thousands)	2019	Revenues	2018	Revenues

Operating expenses:
Service charges from agents and banks	$156,510	66%	$132,565	67%
Salaries and benefits	22,806	10%	24,633	12%
Other selling, general and administrative expenses	20,850	9%	13,390	7%
Transaction costs	-	-%	10,319	5%
Depreciation and amortization	9,486	4%	11,750	6%
Total operating expenses	$209,652	89%	$192,657	97%

Service charges from agents and banks — Service charges from agents and banks were $156.5 million, or 66% of revenues, for the nine months ended September 30, 2019 compared to $132.6 million, or 67% of revenues, for the nine months ended September 30, 2018. The increase of $23.9 million was primarily due to the increase in transaction volume.

Salaries and benefits — Salaries and benefits were $22.8 million for the nine months ended September 30, 2019, a decrease of $1.8 million from $24.6 million for the nine months ended September 30, 2018. The decrease of $1.8 million is primarily due to $4.7 million of share-based compensation in the nine months ended September 30, 2018 related to the accelerated vesting of incentive units in connection with the Merger that did not reoccur in the comparable 2019 period. This decrease was offset by $1.4 million in increased wages, largely in management and other areas to support our growing operations and a $1.5 million increase related to share-based compensation in connection with the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan.

Other selling, general and administrative expenses — Other selling, general and administrative expenses of $20.9 million for the nine months ended September 30, 2019 increased by $7.5 million from $13.4 million for the nine months ended September 30, 2018. The increase includes $3.3 million in settlement and legal fees associated with a TCPA class action lawsuit, $1.3 million of legal and other professional fees associated with the Company’s SEC filings, including the Offer for the Company’s outstanding warrants and a Secondary Offering of the Company’s common stock, $1.9 million of insurance premiums, property taxes and other operating expenses and $1.0 million in IT related expenses.

Transaction costs — Transaction costs of $10.3 million for the nine months ended September 30, 2018 include costs related to the Merger, consisting primarily of employee bonuses, termination of management fee agreement, change in control fee to our lender and legal and other professional fees. There were no transaction costs for the nine months ended September 30, 2019.

Depreciation and amortization — Depreciation and amortization of $9.5 million for the nine months ended September 30, 2019 decreased by $2.3 million from $11.8 million for the nine months ended September 30, 2018. This decrease is due to $2.4 million less amortization related to the trade name, developed technology and agent relationships during the nine months ended September 30, 2019 as these intangibles are being amortized on an accelerated basis, which declines over time. This decrease was partially offset by an increase in depreciation of $0.1 million associated primarily with additional computer equipment to support our growing business and agent network.

Non-Operating Expenses

Interest expense — Interest expense was $6.5 million for the nine months ended September 30, 2019, a decrease of $3.6 million from $10.1 million for the nine months ended September 30, 2018. The decrease of $3.6 million was primarily due to a reduction in the interest rates paid under the Credit Agreement.

Income tax provision — Income tax provision was $5.9 million for the nine months ended September 30, 2019, a decrease of $2.3 million from an income tax provision of $8.2 million for the nine months ended September 30, 2018.  The decrease in the income tax provision was mainly due to $7.2 million and $0.3 million less non-deductible expenses and state tax expense, respectively, which were offset by a $5.1 million increase attributable to higher taxable income.

Index
Net Income (Loss)

We had net income of $14.3 million for the nine months ended September 30, 2019 compared to net loss of $12.1 million for the nine months ended September 30, 2018 due primarily to the same factors discussed above.

Adjusted Net Income (Loss) and Adjusted Income (Loss) per Share

Adjusted Net Income for the nine months ended September 30, 2019 was $25.0 million, representing an increase of $14.0 million, or 127%, from Adjusted Net Income of $11.0 million for the nine months ended September 30, 2018. The increase in Adjusted Net Income was primarily due to the increase in revenues of $37.5 million and a decrease in transaction costs, interest expense and income taxes, less the increase in service charges from agents and banks of $23.9 million as well as increases in other operating expenses to support the growth in our business.

The following table presents the reconciliation of net income, our closest GAAP measure, to Adjusted Net Income.

	Nine Months Ended September 30,
(in thousands)	2019	2018

Net Income (Loss)	$14,268	$(12,109)
Adjusted for:
Transaction costs (a)	-	10,319
Incentive units plan (b)	-	4,735
Share-based compensation, 2018 Plan (c)	1,894	430
Offering costs (d)	1,665	-
Management fee (e)	-	585
TCPA Settlement (f)	3,358	192
Transition expenses (g)	-	348
Costs related to registering stock underlying warrants (h)	-	615
Other employee severance (i)	172	106
Other charges and expenses (j)	205	346
Amortization of intangibles (k)	6,936	9,294
Income tax benefit related to adjustments (l)	(3,526)	(3,819)
Adjusted Net Income	$24,972	$11,042

Adjusted Income per Share
Basic and diluted	$0.67	$0.51

Weighted-average common shares outstanding
Basic	37,230,831	21,827,082
Diluted	37,365,371	21,827,082

(a)
Represents direct costs for the nine months ended September 30, 2018 related to the Merger, which were expensed as incurred and included as “transaction costs” in our condensed consolidated statements of operations and comprehensive income (loss).

(b)
In connection with the Stella Point acquisition, Class B, C and D incentive units were granted to our employees by Interwire LLC. The nine months ended September 30, 2018 included an expense regarding these incentive units, which became fully vested and were paid out upon the closing of the Merger. As a result, employees no longer hold profits interests following the Merger.

(c)
Stock options and restricted stock were granted to employees and independent directors of the Company. The Company recorded $1.9 million and $0.4 million of expense related to these equity instruments during the nine months ended September 30, 2019 and 2018, respectively.

(d)
The Company incurred $1.7 million of expenses during the nine months ended September 30, 2019 for professional and legal fees in connection with the Offer for the Company’s outstanding warrants and the Secondary Offering of the Company’s common stock.

(e)
Represents payments under our management agreement with Stella Point pursuant to which we paid a quarterly fee for certain advisory and consulting services. In connection with the Merger, this agreement was terminated.

(f)
Represents charges for the settlements of lawsuits related to the TCPA, which included a $3.3 million settlement charge and $0.1 million in related fees during the nine months ended September 30, 2019 and $0.1 million settlement payment and $0.1 million in related legal fees during the nine months ended September 30, 2018.

Index
(g)	Represents recruiting fees and severance costs related to managerial changes in connection with becoming a publicly-traded company.
(h)	The Company incurred $0.6 million of expenses during the nine months ended September 30, 2018 for professional fees in connection with the registration of common stock underlying outstanding warrants.
(i)	Represents $0.2 million and $0.1 million of severance costs incurred during the nine months ended September 30, 2019 and 2018, respectively, related to departmental changes.
(j)	Both periods include loss on disposal of fixed assets and foreign currency (gains) losses.
(k)	Represents the amortization of certain intangible assets that resulted from the application of pushdown accounting.
(l)
Represents the current and deferred tax impact of the relevant tax-deductible adjustments to net income (loss) using the Company’s blended federal and state tax rate for each period. Relevant tax-deductible adjustments include all adjustments to net income except for $1.7 million of offering costs for the nine months ended September 30, 2019 and $5.8 million of non-deductible transaction costs and $4.7 million of non-deductible incentive units plan expense in the nine months ended September 30, 2018.

Adjusted EBITDA

Adjusted EBITDA for the nine months ended September 30, 2019 was $43.5 million, representing an increase of $7.8 million, or 22%, from $35.6 million for the nine months ended September 30, 2018. The increase in Adjusted EBITDA was primarily due to the increase in revenues of $37.5 million, less the increase in service charges from agents and banks of $23.9 million as well as increases in other operating expenses to support the growth in our business.

The following table presents the reconciliation of net income, our closest GAAP measure, to Adjusted EBITDA.

	Nine Months Ended September 30,
(in thousands)	2019	2018

Net Income (Loss)	$14,268	$(12,109)
Adjusted for:
Interest expense	6,503	10,110
Income tax provision	5,936	8,186
Depreciation and amortization	9,486	11,750
EBITDA	36,193	17,937
Transaction costs (a)	-	10,319
Incentive units plan (b)	-	4,735
Share-based compensation, 2018 Plan (c)	1,894	430
Offering costs (d)	1,665	-
Management fee (e)	-	585
TCPA Settlement (f)	3,358	192
Transition expenses (g)	-	348
Costs related to registering stock underlying warrants (h)	-	615
Other employee severance (i)	172	106
Other charges and expenses (j)	205	346
Adjusted EBITDA	$43,487	$35,613

(a)
Represents direct costs for the nine months ended September 30, 2018 related to the Merger, which were expensed as incurred and included as “transaction costs” in our condensed consolidated statements of operations and comprehensive income (loss).

(b)
In connection with the Stella Point acquisition, Class B, C and D incentive units were granted to our employees by Interwire LLC. The nine months ended September 30, 2018 included an expense regarding these incentive units, which became fully vested and were paid out upon the closing of the Merger. As a result, employees no longer hold profits interests following the Merger.

(c)
Stock options and restricted stock were granted to employees and independent directors of the Company. The Company recorded $1.9 million and $0.4 million of expense related to these equity instruments during the nine months ended September 30, 2019 and 2018, respectively.

(d)
The Company incurred $1.7 million of expenses during the nine months ended September 30, 2019 for professional and legal fees in connection with the Offer for the Company’s outstanding warrants and the Secondary Offering of the Company’s common stock.

(e)
Represents payments under our management agreement with Stella Point pursuant to which we paid a quarterly fee for certain advisory and consulting services. In connection with the Merger, this agreement was terminated.

(f)
Represents charges for the settlements of lawsuits related to the TCPA, which included a $3.3 million settlement payment and $0.1 million in related fees during the nine months ended September 30, 2019 and $0.1 million settlement payment and $0.1 million in related legal fees during the nine months ended September 30, 2018.

Index
(g)	Represents recruiting fees and severance costs related to managerial changes in connection with becoming a publicly-traded company.
(h)	The Company incurred $0.6 million of expenses during the nine months ended September 30, 2018 for professional fees in connection with the registration of common stock underlying outstanding warrants.
(i)	Represents $0.2 million and $0.1 million of severance costs incurred during the nine months ended September 30, 2019 and 2018, respectively, related to departmental changes.
(j)	Both periods include loss on disposal of fixed assets and foreign currency (gains) losses.

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

Interest on the term loan facility and revolving credit facility for the Credit Agreement is determined by reference to either LIBOR or a “base rate”, in each case plus an applicable margin of 4.50% per annum for LIBOR loans or 3.50% per annum for base rate loans. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum. The effective interest rates for the nine months ended September 30, 2019 for the term loan and revolving credit facility were 7.73% and 8.48%, respectively.

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

As of September 30, 2019, we were in compliance with the covenants of the Credit Agreement.

As of September 30, 2019, we had total indebtedness of $98.3 million, consisting of borrowings under the term loan facility and excluding debt origination costs of $2.5 million. There were $53.0 million of additional borrowings available under these facilities as of September 30, 2019.

Index
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

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Nine Months Ended September 30
(in thousands)	2019	2018
Statement of Cash Flows Data:
Net cash provided by operating activities	$57,147	$30,516
Net cash used in investing activities	(4,067)	(3,575)
Net cash used in financing activities	(31,950)	(3,633)
Effect of exchange rate changes on cash	30	27
Net increase in cash and restricted cash	21,160	23,335

Cash and restricted cash, beginning of the period	73,029	59,795
Cash and restricted cash, end of the period	$94,189	$83,130

Operating Activities

Net cash provided by operating activities was $57.1 million for the nine months ended September 30, 2019, an increase of $26.6 million from net cash provided by operating activities of $30.5 million for the nine months ended September 30, 2018. The increase is a result of additional cash generated by our operating results for the nine months ended September 30, 2019, which were positively impacted by the further growth of the business, and also $11.8 million related to changes in working capital.

Investing Activities

Net cash used in investing activities was $4.1 million for the nine months ended September 30, 2019, an increase of $0.5 million from net cash used in investing activities of $3.6 million for the nine months ended September 30, 2018. This increase in cash used was primarily due to higher purchases of property and equipment during the nine months ended September 30, 2019.

Financing Activities

Net cash used in financing activities was $32.0 million for the nine months ended September 30, 2019, which consisted of $30.0 million in revolving credit line repayments, $10.0 million related to payments made in connection with the Offer, $3.7 million quarterly payments due on the term loan and payment of debt origination costs associated with the Increase Joinder, offset by $12 million in borrowings under the Increase Joinder. Net cash used in financing activities was $3.6 million for the nine months ended September 30, 2018, which related to the quarterly payment due on the term loan, as well as proceeds and payments related to the Merger.

Contractual Obligations

The following table includes aggregated information about contractual obligations that affect our liquidity and capital needs. At September 30, 2019, our contractual obligations over the next several periods were as follows:

(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Debt, principal payments	$98,321	$7,023	$17,238	$74,060	$-
Interest payments	25,345	7,115	12,514	5,716	-
Non-cancelable operating leases	6,283	1,463	2,285	1,677	858
Total	$129,949	$15,601	$32,037	$81,453	$858

Our condensed consolidated balance sheet reflects $95.8 million of debt as of September 30, 2019, as the principal payment obligations of $98.3 million are gross of unamortized debt origination costs. The above table reflects the principal and interest of the  term loan under the Credit Agreement that will be paid through maturity using the rates in effect on September 30, 2019 and assuming no voluntary prepayments of principal.

Non-cancelable operating leases include various office leases, including our headquarters.

Index
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

We are exposed to changes in currency rates as a result of our investments in foreign operations and revenues generated in currencies other than the U.S. dollar. Revenues and profits generated by international operations will increase or decrease because of changes in foreign currency exchange rates. This foreign currency risk is related primarily to our operations in Mexico and Guatemala. Revenues from these operations represent less than 3% of our consolidated revenues for the nine months ended September 30, 2019 and 2018. Therefore, a 10% increase or decrease in these currency rates against the U.S. Dollar would result in a minimal change to our overall operating results.

The spot exchange rates as of September 30, 2019 and December 31, 2018 were 19.74 and 19.65 for the Mexico Peso/Dollar,  respectively, and 7.73 for the Guatemala Quetzal/Dollar as of both respective dates. The average exchange rates for the nine months ended September 30, 2019 and 2018 were 19.24 and 19.03 for the Mexico Peso/Dollar and 7.69 and 7.41 for the Guatemala Quetzal/Dollar, respectively. Long-term sustained appreciation of the Mexican peso or Guatemalan Quetzal as compared to the U.S. dollar could negatively affect our margins.

Index
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

As of September 30, 2019, we had $98.3 million in outstanding borrowings under the term loan. A hypothetical 1% increase or decrease in the interest rate on our indebtedness as of September 30, 2019 would have increased or decreased cash interest expense on our term loan by approximately $1.0 million per annum.

Credit Risk

We maintain certain cash balances in various U.S. banks, which at times, may exceed federally insured limits. We have not incurred any losses on these accounts. In addition, we maintain various bank accounts in Canada, Mexico and Guatemala, which are not insured. We have not incurred any losses on these uninsured accounts. To manage our exposures to credit risk with respect to cash balances and other credit risk exposures resulting from our relationships with banks and financial institutions, we regularly review cash concentrations, and we attempt to diversify our cash balances among global financial institutions.

We are also exposed to credit risk related to receivable balances from sending agents. We perform a credit review before each agent signing and conduct ongoing analyses of sending agents and certain other parties we transact with directly. As of September 30, 2019 and 2018, we also had $1.5 million and $1.3 million, outstanding of notes receivable from sending agents, respectively. Most of the notes are collateralized by personal guarantees from the sending agents and by assets from their businesses.

Our provision for bad debt was approximately $1.2 million for the nine months ended September 30, 2019 (0.5% of total revenues) and $0.7 million for the nine months ended September 30, 2018 (0.4% of total revenues) as recoveries were higher last year.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 30, 2019, Stuart Sawyer filed a putative class action complaint in the United States District Court for the Southern District of Florida asserting a claim under the Telephone Consumer Protection Act, 47 U.S.C. § 227, et seq., based on allegations that since May 30, 2015, the Company had sent text messages to class members’ wireless telephones without their consent. At mediation held on October 7, 2019, the Company and the plaintiff entered into a term sheet providing the general terms for the settlement of the action, which is subject to memorialization in a definitive agreement, and subsequent Court approval. The terms of the settlement provide for resolution of Mr. Sawyer's TCPA claims and the claims of a class of similarly situated individuals, as defined in the complaint, who received text messages from the Company during the period May 30, 2015 through October 7, 2019, and for the creation of a $3.25 million settlement fund that will be used to pay all class member claims, class counsel's fees and the costs of administering the settlement. The Company has accrued, during the third fiscal quarter, an amount equal to the settlement fund.

Reference is also made to Note 13 – Commitments and Contingencies in the Unaudited Condensed Consolidated Financial Statements of International Money Express, Inc. contained elsewhere in this Quarterly Report on Form 10–Q for information regarding certain other legal proceedings to which we are a party.

ITEM 1A. RISK FACTORS

There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) and under the caption “Risk Factors” in our the prospectus supplement, dated September 11, 2019, filed pursuant to Rule 424(b)(4) (the “Prospectus Supplement”), which sections are incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in our 2018 Form 10-K, the Prospectus Supplement, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Index
ITEM 6. EXHIBITS

Exhibit No.	Document

10.1
Shareholders Agreement Waiver dated August 23, 2019, among FinTech Investor Holdings II, LLC, International Money Express, Inc. and SPC Intermex Representative LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 23, 2019).

10.2
Registration Rights Agreement Waiver dated August 23, 2019, among FinTech Investor Holdings II, LLC, International Money Express, Inc. and SPC Intermex, LP (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 23, 2019).

10.3
Underwriting Agreement dated September 11, 2019, among the Company, Credit Suisse Securities (USA) LLC and Cowen and Company, LLC, as representatives of the several underwriters listed therein, and certain selling stockholders (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on September 13, 2019).

10.4
Employment Agreement dated September 23, 2019, between the Company and Joseph Aguilar (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 3, 2019).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Chief Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Chief Financial Officer

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

*	Filed herewith.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2019

International Money Express, Inc.

By:	/s/ Robert Lisy
Robert Lisy
Chief Executive Officer and President

Date: November 12, 2019

International Money Express, Inc.

By:	/s/ Tony Lauro II
Tony Lauro II
Chief Financial Officer