Form 10-K
period 2019-12-31
International Money Express, Inc.
filed 2020-03-11
CIK 1683695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2019
OR
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to
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

☐	Large accelerated filer	☒	Accelerated filer
☐	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒

As of June 28, 2019, the aggregate market value of the voting stock held by non-affiliates was $214,803,545 based on the closing sale price of $14.10 of the common stock as reported on the Nasdaq Capital Market.

As of March 5, 2020, 38,034,389 shares of the registrant's common stock, par value $0.0001 per share, were outstanding. The registrant has no other class of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III.

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
These statements relate to expectations concerning matters that are not historical fact and may include the words or phrases such as “would,” “will,” “should,” “expects,” “believes,” “anticipates,” “continues,” “could,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “intends,” “estimates,” “approximately,” “shall,” “our planning assumptions,” “future outlook” and similar expressions. Except for historical information, matters discussed in this Form 10-K are forward-looking statements. These forward-looking statements are based largely on information currently available to our management and on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance and there are a number of known and unknown risks, uncertainties, contingencies and other factors (many of which are outside our control) that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, there is no assurance that our expectations will, in fact, occur or that our estimates or assumptions will be correct, and we caution investors and all others not to place undue reliance on such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A, “Risk Factors” in this Annual Report on Form 10-K and the following:
•the ability to maintain the listing of our common stock on Nasdaq;
•the ability to recognize the anticipated benefits of the Merger (as defined herein), which may be affected by, among other things, competition, and the ability of the combined business to grow and manage growth profitably;
•changes in applicable laws or regulations;
•the possibility that we may be adversely affected by other economic, business and/or competitive factors;
•factors relating to our business, operations and financial performance, including:
◦competition in the markets in which we operate;
◦cyber-attacks or disruptions to our information technology, computer network systems and data centers;
◦our ability to maintain agent relationships on terms consistent with those currently in place;
◦our ability to maintain banking relationships necessary for us to conduct our business;
◦credit risks from our agents and the financial institutions with which we do business;
◦bank failures, sustained financial illiquidity, or illiquidity at our clearing, cash management or custodial financial institutions;
◦new technology or competitors that disrupt the current ecosystem, including by introducing digital platforms;
◦our ability to satisfy our debt obligations and remain in compliance with our credit facility requirements;
◦interest rate risk from elimination of LIBOR as a benchmark interest rate;
◦our success in developing and introducing new products, services and infrastructure;
◦customer confidence in our brand and in consumer money transfers generally;
◦our ability to maintain compliance with the regulatory requirements of the jurisdictions in which we operate or plan to operate;
◦international political factors or implementation of tariffs, border taxes or restrictions on remittances or transfers of money out of the United States;
◦changes in tax laws and unfavorable outcomes of tax positions we take;
◦political instability, currency restrictions and devaluation in countries in which we operate or plan to operate;
◦consumer fraud and other risks relating to customers’ authentication;
◦weakness in U.S. or international economic conditions;
◦change or disruption in international migration patterns;
◦our ability to protect our brand and intellectual property rights;
◦our ability to retain key personnel;
◦changes in foreign exchange rates that could impact consumer remittance activity; and
•other economic, business and/or competitive factors, risks and uncertainties, including those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Annual Report on Form 10-K, as well as any additional risk factors that may be described in our other filings with the SEC from time to time.
All forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Index
ITEM 1. BUSINESS
Overview
On July 26, 2018, International Money Express, Inc. (formerly FinTech Acquisition Corp. II) consummated a merger transaction (the “Merger”) by and among FinTech Acquisition Corp. II, a Delaware corporation (“FinTech”), FinTech II Merger Sub Inc., a wholly-owned subsidiary of FinTech (“Merger Sub 1”), FinTech II Merger Sub 2 LLC, a wholly-owned subsidiary of FinTech (“Merger Sub 2”), Intermex Holdings II, Inc. (“Intermex”) and SPC Intermex Representative LLC (“SPC Intermex”). As a result of the Merger, the separate corporate existence of Intermex ceased and Merger Sub 2 (which changed its name to International Money Express Sub 2, LLC in connection with the closing of the Merger) continued as the surviving entity. In connection with the closing of the Merger, FinTech, the surviving entity, changed its name to International Money Express, Inc. (the “Company”). Unless the context below otherwise provides, the “Company” refers to the combined company following the Merger and, together with their respective subsidiaries, “FinTech” refers to the registrant prior to the closing of the Merger and “Intermex” refers to Intermex Holdings II, Inc. prior to the closing of the Merger. Reference to the Company and its business operations and financial information as it existed pre-Merger refers to Intermex.
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
Intermex is a rapidly growing and leading money remittance services company focused primarily on the United States to Latin America and the Caribbean (“LAC”) corridor, which includes Mexico, Central and South America and the Caribbean. We utilize our proprietary technology to deliver convenient, reliable and value-added services to our customers through a broad network of sending and paying agents. Our remittance services, which include a comprehensive suite of ancillary financial processing solutions and payment services, are available in 50 states, Washington D.C., Puerto Rico and 13 provinces in Canada, where customers can send money to beneficiaries in 17 LAC countries and four countries in Africa. Our services are accessible in person through over 100,000 sending and paying agents and company-operated stores, as well as online and via Internet-enabled mobile devices. During 2019, we expanded our services to allow remittances to Africa from the United States and also began offering sending services from Canada to Latin America and Africa. Additionally, we have expanded our product and service portfolio to include online payment options, pre-paid debit cards and direct deposit payroll cards, which may present different cost, demand, regulatory and risk profiles relative to our core remittance business.
Money remittance services to LAC countries, primarily Mexico and Guatemala, are the primary source of our revenue. These services involve the movement of funds on behalf of an originating customer for receipt by a designated beneficiary at a designated receiving location. Our remittances to LAC countries are primarily generated in the United States by customers with roots in Latin American and Caribbean countries, many of whom do not have an existing relationship with a traditional full-service financial institution capable of providing the services we offer. We provide these customers with flexibility and convenience to help them meet their financial needs. Other customers who use our services may have access to traditional banking services, but prefer to use our services based on reliability, convenience and value. We generate money remittance revenue from fees paid by our customers (i.e., the senders of funds), which we share with our sending agents in the originating country and our paying agents in the destination country. Remittances paid in local currencies that are not pegged to the U.S. dollar also earn revenue through our daily management of currency exchange spreads.
Our money remittance services enable our customers to send and receive funds through our broad network of locations in the United States and, beginning in 2019, in Canada, that are primarily operated by third-party businesses, as well as through 33 company-operated stores. Transactions are processed and payment is collected by our agent (“sending agent(s)”) and those funds become available for pickup by the beneficiary at the designated destination, usually within minutes, at any Intermex payer location (“paying agent(s)”). We refer to our sending agents and our paying agents as agents. In addition, our services are offered digitally through Intermexonline.com and via Internet-enabled mobile devices. We currently operate in the United States, Mexico, Guatemala, Canada and 15 additional countries in LAC corridor and four countries in Africa. Since January 2017 through December 31, 2019, we have grown our agent network by approximately 80% and increased our remittance transactions volume by more than 51%. In 2019, we processed approximately 28.6 million remittances, representing over 18% growth in transactions as compared to 2018.
Our Competitive Strengths
•Primary focus on the LAC corridor. Unlike many of our competitors, who we believe prioritize global reach over growth and profitability, we are focused on one or two geographical regions. We believe the LAC corridor provides an attractive operating environment with significant opportunity for future growth. According to latest available data published by the World Bank, the LAC corridor represented approximately 13.1% of total worldwide remittance volume for 2018, or $89.6 billion of annual transaction volume, and was the most rapidly growing remittance corridor in the world. The information contained in this paragraph is based on the World Bank’s “Bilateral Remittance Matrix 2018” published in October 2019 (the “World Bank Remittance Matrix”).

Index
•Highly scalable, proprietary software platform. We provide our money remittance services utilizing our internally developed proprietary software systems, which we believe enhance the productivity of our network of agents, enabling them to quickly, reliably and cost-effectively process remittance transactions. Our proprietary software systems were designed to incorporate real-time compliance functionality, which improves our regulatory compliance and helps to minimize fraud. We have developed a platform that has the capacity to handle traffic well in excess of the number of transactions we currently process. Our money remittance platform has experienced limited downtime with our 2019 downtime being less than 0.05%.
•Highly selective agent recruitment process designed to identify productive long-term partners. We strategically target agents for our network only after a metric-based analysis of potential productivity and a thorough vetting process. In our agent selection process, we focus on geographic locations that we believe are likely to have high customer volume and demand for our services. By closely monitoring individual agent performance and money remittance trends, we can offer our agents real-time technical support and marketing assistance to help increase their productivity and remittance volume.
•Strong relationships with major banks and financial institutions. Our relationships with clearing, check processing, trading and exchange rate and cash management banks are critical to an efficient and reliable remittance network. We benefit from our strong and long-term relationships with a number of large banks and financial institutions. We maintain strong relationships with a number of other national and regional banking and financial institutions in the United States and Latin America. For example, we have maintained a long-term relationship with Wells Fargo, Bank of America and US Bank, among others. Due to increasing regulatory scrutiny of banks and financial institutions, we believe that new banking relationships may be difficult to develop for new, start-up competitors in the industry, hence creating a barrier to entry to new competition and making our existing relationships a competitive advantage.
•Powerful brand with strong consumer awareness and loyalty in the LAC corridor. We believe we are a leading money remittance provider from the United States to the LAC corridor, processing 18.0% of the aggregate volume of remittances to Mexico according to the latest available data published by the Central Bank of Mexico in 2019 and 25.4% of the aggregate volume of remittances to Guatemala according to the latest available data published by the Central Bank of Guatemala in 2019. We believe that our customers associate the Intermex brand with reliability, strong customer service and the ability to safely and efficiently remit their funds. The information contained in this paragraph is based on “Revenues by Workers' Remittances” published in the Central Bank of Mexico’s website and “Income from family remittance” published in the Central Bank of Guatemala’s website.
•Strong compliance processes and procedures. We operate in a highly-regulated environment and are reviewed by regulators and external auditors periodically. We maintain a comprehensive and rigorous compliance process with policies, procedures and internal controls designed to exceed current regulatory requirements. Our software also includes embedded compliance systems that provide real-time transaction alerts and Office of Foreign Assets Control (“OFAC”) screening. Our risk and compliance management tools include programs by Equifax, Experian, LexisNexis and TransUnion, among others.
•Experienced and proven management team. Our management team consists of industry veterans with a track record of achieving profitable growth, even during periods involving transformative transactions, such as during the time around our acquisition by Stella Point Capital to the closing of the Merger with FinTech. Led by our Chief Executive Officer, Robert Lisy, with a successful 28-year track record in the retail financial services and electronic payment processing industry.
Our Growth Strategy
We believe we are well positioned to drive continued growth by executing on the following core strategies:
•Expand our market share in our largest corridors. The two largest remittance corridors we serve are the United States to Mexico and United States to Guatemala. According to the latest available data in the World Bank Remittance Matrix, the United States to Mexico remittance corridor was the largest in the world in 2019, with an aggregate of over $34.8 billion sent. The United States to Guatemala corridor represented the eighth largest in the world in 2019, as reported by the World Bank in their latest available data published, with an aggregate of over $9.5 billion sent. We aim to continue to expand our market share in those states where we are currently well-established and poised for continued profitable growth within those markets via targeted regional penetration. We believe that we can leverage our current customer data to increase repeat customer usage, track and effectively recapture one-time users of our service and improve sending agent productivity to drive growth in these states. We are also staging a targeted marketing effort to realize significantly increased market share growth in large states where we are underrepresented.
•Expand our services into new corridors. We believe that there is significant room to grow our business in underserved geographic regions in the LAC corridor where there is demand from customers and agents for our value-added approach to money remittances. Specifically, we are targeting future growth opportunities via new corridors from the United States to other non-Spanish speaking regions, including the Caribbean and other continents. In 2019, we achieved strong 21% and 46% growth in remittance volume to our newer markets of El Salvador and Honduras, respectively, compared to 2018.

Index
•Leverage our technology in the business-to-business market. We believe that our money remittance platform has significant excess capacity. We believe we can leverage this capacity to sell business-to-business solutions to third parties, such as banks and major retailers.
•Continue to grow online and mobile remittance channels. Our money remittance platform currently enables our customers to send funds from the United States to the LAC corridor and Africa through the Internet via Intermexonline.com and on their Internet-enabled mobile devices. We believe these channels not only expand our potential customer base as digital transaction capabilities become more relevant to LAC consumers but also benefit from secular and demographic trends as consumers continue to migrate to conducting financial transactions online.
Segments
Our business is organized around one reportable segment that provides money transmittal services primarily between the U.S. and Latin America. This is based on the objectives of the business and how our chief operating decision maker, the CEO and President, monitors operating performance and allocates resources.
Operations and Services
Money remittance services to LAC, primarily Mexico and Guatemala, are the primary source of our revenue. These services involve the movement of funds on behalf of an originating customer for receipt by a designated beneficiary at a designated receiving location. Our remittances to LAC countries are primarily generated in the United States by customers with roots in Latin American and Caribbean countries, many of whom do not have an existing relationship with a traditional full-service financial institution capable of providing the services we offer. We provide these customers with flexibility and convenience to help them meet their financial needs. Other customers who use our services may have access to traditional banking services, but prefer to use our services based on reliability, convenience and value add. We generate money remittance revenue from fees paid by our customers (i.e. the senders of funds), which we share with our sending agents in the originating country and our paying agents in the destination country. Remittances paid in local currencies that are not pegged to the U.S. dollar also earn revenue through our daily management of currency exchange spreads.
The majority of our money remittance transactions are generated through our agent network of retail locations and company-operated stores where the transaction is processed and payment is collected by our sending agent. Those funds become available for pickup by the beneficiary at the designated receiving destination, usually within minutes, at any Intermex payer location. In select countries, the designated recipient may also receive the remitted funds via a deposit directly to the recipient’s bank account, mobile phone account or prepaid card. Our locations in the United States and Canada, also referred to as our sending agents, tend to be individual establishments, such as multi-service stores, grocery stores, convenience stores, bodegas and other retail locations. Our payers in LAC countries are referred to as paying agents, and generally consist of large banks and financial institutions or large retail chains. Grupo Elektra, S.A.B. de C.V. (“Elektra”) is our largest paying agent and processes a significant portion of remittances in the LAC corridor. Each of our sending agents and our paying agents are primarily operated by third-party businesses where our money remittance services are offered. Additionally, we operate a small number of retail locations in the United States, which we refer to as company-operated stores and where our money remittance services are available. We also operate subsidiary payer networks in Mexico under the Pago Express brand and in Guatemala under the Intermex brand. These networks contribute payer locations that reach some of the most remote areas in those countries, providing increased convenience to our customers in the United States, Canada, Mexico and Guatemala.
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
We maintain call centers in Mexico and Guatemala, providing call center services 365 days per year and customer service in both English and Spanish, as well as the possibility of service in many of the regional dialects that our customers speak. Our call centers are able to provide customer service for inbound customer calls and have technology available for direct calls from customers at our agent locations in processing remittance transactions.

Index
Cash Management Bank Relationships
We buy and sell a number of global currencies and maintain a network of settlement accounts to facilitate the timely funding of money remittances and foreign exchange trades. Our relationships with clearing, check processing, trading and exchange rate and cash management banks are critical to an efficient and reliable remittance network. We benefit from our strong and long-term relationships with a number of large banks and financial institutions. We maintain strong relationships with a number of other national and regional banking and financial institutions in the United States, Canada and Latin America. In addition, we have benefited from our 15-year relationship with US Bank, which manages our main operating account, and from strong relationships with Bancomer, Wells Fargo and KeyBank as our primary banks for exchange rate management with respect to the foreign currencies. Finally, we rely on our relationships with Wells Fargo, Bank of America and US Bank, as well as KeyBank and North American Banking Company, for check processing services.
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
We continually invest in our technology platform that has the capacity to handle traffic well in excess of the number of transactions we currently process. A load balancing configuration between tier-1 datacenters, in addition to failover redundancy, provide uptime performance. Our technology platform has experienced limited downtime, with our 2019 downtime being less than 0.05%.
Our Transaction Processing Engine ("TPE"), developed through a combination of databases, web services and applications, allows us to process money remittances reliably and quickly by leveraging a proprietary rules engine to apply granular-level product feature customization. The TPE also leverages real-time risk management algorithms to improve our regulatory compliance and helps to minimize fraud.
Our internally developed and proprietary payer Application Programming Interface platform securely and efficiently integrates our TPE directly with the platforms of our paying agents, so that we can deliver money remittances quickly to our paying agents while optimizing the efficiency/speed of adding new payers to our network and integrating payers’ software and systems with our software and systems.
Intellectual Property
The Intermex brand is critical to our business. In the markets in which we compete, we derive benefit from our brand, as we believe the Intermex brand is recognized for its speed, cost effectiveness and reliability for money remittances throughout the United States, the LAC corridor, Canada and Africa. We use various trademarks and service marks in our business, including, but not limited, to Intermex, International Money Express, CheckDirect and Pago Express, some of which are registered in the United States and other countries. In addition, we rely on trade secret protection to protect certain proprietary rights in our information technology. See the section entitled “Information Technology” for more information.
We rely on a combination of patent, trademark and copyright laws and trade secret protection and invention assignment, confidentiality or license agreements to protect our intellectual property rights in products, services, expertise, and information. We believe the intellectual property rights in processing equipment, computer systems, software and business processes held by us and our subsidiaries provide us with a competitive advantage. We take appropriate measures to protect our intellectual property to the extent such intellectual property can be protected.
Sales and Marketing
The majority of our money remittance transactions are generated through our agent network of retail locations and company-operated stores where the transaction is processed and payment is collected by our sending agent. Those funds become available for pickup by the beneficiary at the designated destination, usually within minutes, at any Intermex payer location. Our agent locations include multi-service

Index
stores, grocery stores, convenience stores, bodegas and other retail locations. The vast majority of our agents are provided access to our proprietary money remittance software systems, while others have access to our combination telephone and fax/tablet set up, which we call telewire, enabling direct access to our call centers for money remittance services. In all of our independent sending agent locations the agent provides the physical infrastructure and staff required to complete the remittances, while we provide the central operating functions, such as transaction processing, settlement, marketing support, compliance training and support, and customer relationship management. We also maintain 33 company-operated stores in the United States. When a money remittance transaction is initiated at a company-operated store, only the paying agent earns a commission. We retain customer data, which enables us to increase repeat customer usage, track and effectively recapture one-time users of our service and improve sending agent productivity. As a part of our money remittance transactions, we rely upon in excess of 100,000 sending and paying agents.
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
Our Industry
We are a rapidly growing and leading money remittance services company primarily focused on the United States to the LAC corridor. We utilize our proprietary technology to deliver convenient, reliable and value-added services to our customers through a broad network of sending and paying agents. The two largest remittance corridors we serve are United States to Mexico and United States to Guatemala. According to the World Bank Remittance Matrix, the United States to Mexico remittance corridor was the largest in the world in 2019, with an aggregate of over $34.8 billion sent. This amount represented approximately 38.5% of remittances to all of Latin America, and Mexico was the third largest global recipient of remittances, after India and China. The United States to Guatemala corridor represented the eighth largest in the world in 2019 as reported by the World Bank in their latest available data published, with an aggregate of over $9.5 billion sent. Growth in money remittances in the United States-LAC corridor continues to outpace money remittance growth in the rest of the world. For example, while global remittances increased by 19.0% from 2016 to 2018, remittances to Latin America grew at a rate of 21.1% in the same period, with the vast majority of that volume coming from the United States.
Trends in the cross-border money remittance business tend to correlate to immigration trends, global economic opportunity and related employment levels in certain industries such as construction, information, manufacturing, agriculture and certain service industries.
Throughout 2019, Latin American political and economic conditions remained unstable, as evidenced by high unemployment rates in key markets, currency reserves, currency controls, restricted lending activity, weak currencies and low consumer confidence, among other factors. Specifically, continued political and economic unrest in parts of Mexico and some countries in South America contributed to volatility. Our business has generally been resilient during times of economic instability as money remittances are essential to many recipients, with the funds used by the receiving party for their daily needs. However, long-term sustained appreciation of the Mexican Peso or Guatemalan Quetzal as compared to the U.S. Dollar could negatively affect our revenues and profitability.
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
Government Regulation
As a non-bank financial institution in the United States, we are regulated by the Department of Treasury, the Internal Revenue Service, FinCEN, the Consumer Financial Protection Bureau (“CFPB”), the Department of Banking and Finance of the State of Florida and additionally by the various regulatory institutions of those states where we hold an operating license. We are duly registered as a Money Service Business (“MSB”) with FinCEN, the financial intelligence unit of the U.S. Department of the Treasury. We are also subject to a wide range of regulations in the United States and other countries, including anti-money laundering laws and regulations; financial services regulations; currency control regulations; anti-bribery laws; money transfer and payment instrument licensing laws; escheatment laws; privacy, data protection and information security laws, such as the Graham-Leach-Biley Act (“GLBA”), and consumer disclosure and consumer protection laws, such as the California Consumer Privacy Act (“CCPA”) enacted in 2018.
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
Anti-Money Laundering Compliance. Our money remittance services are subject to anti-money laundering laws and regulations of the United States, including the Bank Secrecy Act (“BSA”), as amended by the USA PATRIOT Act of 2001, as well as state laws and

Index
regulations and the anti-money laundering laws and regulations in many of the countries in which we operate. The countries in which we operate may require one or more of the following:
•reporting of large cash transactions and suspicious activity;
•transaction screening against government watch-lists, including the watch-list maintained by OFAC;
•prohibition of transactions in, to or from certain countries, governments, individuals and entities;
•limitations on amounts that may be transferred by a customer or from a jurisdiction at any one time or over specified periods of time, which require aggregation over multiple transactions;
•customer information gathering and reporting requirements;
•customer disclosure requirements, including language requirements and foreign currency restrictions;
•notification requirements as to the identity of contracting agents, governmental approval of contracting agents or requirements and limitations on contract terms with our agents;
•registration or licensing of us or our agents with a state or federal agency in the United States or with the central bank or other proper authority in a foreign country; and
•minimum capital or capital adequacy requirements.
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

Index
jurisdictions, making compliance challenging. We have an ongoing program designed to comply with escheatment laws as they apply to our business.
Data Privacy and Cybersecurity. We are subject to federal, state and international laws and regulations relating to the collection, use, retention, security, transfer, storage and disposal of personally identifiable information of our customers, agents and employees. In the United States, we are subject to various federal privacy laws, including the Gramm-Leach-Bliley Act, which requires that financial institutions provide consumers with privacy notices and have in place policies and procedures regarding the safeguarding of personal information. We are also subject to privacy and data breach laws of various states. Outside the United States, we are subject to privacy laws of numerous countries and jurisdictions, which may be more restrictive than the U.S. laws and impose more stringent duties on companies or penalties for non-compliance. Government surveillance laws and data localization laws are evolving to address increased and changing threats and risks and as these laws evolve, they may be, or become, inconsistent from jurisdiction to jurisdiction.
Consumer Protection. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law in 2010. The Dodd-Frank Act imposes additional regulatory requirements and creates additional regulatory oversight over us. The Dodd-Frank Act created the CFPB which issues and enforces consumer protection initiatives governing financial products and services, including money remittance services, in the United States. The CFPB’s Remittance Transfer Rule became effective on October 28, 2013. Its requirements include: a disclosure requirement to provide consumers sending funds internationally from the United States enhanced pre-transaction written disclosures, an obligation to resolve certain errors, including errors that may be outside our control, and an obligation to cancel transactions that have not been completed at a customer’s request. As a “larger participant” in the market for international money transfers, we are subject to direct examination and supervision by the CFPB. We have modified our systems and consumer disclosures in light of the requirements of the Remittance Transfer Rule. In addition, under the Dodd-Frank Act, it is unlawful for any provider of consumer financial products or services to engage in unfair, deceptive, or abusive acts or practices. The CFPB has substantial rule making and enforcement authority to prevent unfair, deceptive, or abusive acts or practices in connection with any transaction with a consumer for a financial product or service. In addition, each state of the United States from time to time, may enact new laws and regulations, such as the CCPA, which creates new consumer rights relating to the access to, deletion of, and sharing of personal information that is collected by businesses. We have taken the necessary steps to review, modify and implement, as needed, policies and procedures designed to comply with this new law. The Company’ s communications, advertising and sales practices and that of its agent network are subject to regulation by, among other things, state and federal consumer protection laws including the Telephone Consumer Protection Act (“TCPA” ). The FTC and the Federal Communications Commission have issued regulations under the TCPA that place restrictions on, among other things, unsolicited automated telephone calls or text messages to residential and wireless telephone subscribers by means of automatic telephone dialing systems and the use of prerecorded or artificial voice messages. The Company has taken steps to insulate itself from any such wrongful conduct, including conduct engaged in by its agents, by, among other things, requiring its agents to comply with the TCPA and such regulations.
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
Given the nature of our business, we are also subject to liquidity risk as the timing of the funds to be remitted by our sending agents may extend in comparison with the timing when we make the funds available to the money transfer beneficiary in the destination country. Our current liquidity sources as well as our ability to generate free cash are mitigating factors in our liquidity management strategy.
We continually monitor fraud risk, perform credit reviews before adding agents to our network and conduct periodic credit risk analyses of agents and certain other parties that we transact with directly. For the fiscal year ended December 31, 2019, our bad debt expense was equal to 0.5% of our total revenues.
Seasonality
We do not experience meaningful seasonality in our business. We may experience, however, increased transaction volume around certain holidays, such as Mother’s Day and the December holidays.

Index
Competition
The market for money remittance services is very competitive, consisting of a small number of large competitors as well as a large number of small, niche competitors, and we will continue to encounter competition from new technologies that enable customers to send and receive money in a variety of ways. We generally compete based on convenience, price, security, reliability, customer service, distribution network, speed, options and brand recognition. We believe that our ongoing investments in new products and services will help us to remain competitive in our evolving business environment, given the increasing competition from digital platform providers.
Our competitors include a small number of large money remittance providers, financial institutions, banks as well as a large number of small niche money remittance service providers that serve select regions. We compete with larger companies, such as The Western Union Company (“Western Union”), MoneyGram International, Inc. (“MoneyGram”) and Euronet Worldwide Inc. (“Euronet”) and a number of other smaller competitors. We generally compete for money remittance agents on the basis of value, service, quality, technical and operational differences, commission, and marketing efforts. As a philosophy, we sell credible solutions to agents, not discounts or higher commissions as is typical for the industry. We compete for money remittance customers on the basis of trust, convenience, service, efficiency of outlets, value, technology and brand recognition.
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
Employees
As of December 31, 2019, we had 247 employees in the United States, as well as 539 employees outside of the United States. As of December 31, 2019, we had 401employees in Mexico represented by a labor union.
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
Available Information
Intermex was incorporated as a Delaware corporation on May 28, 2015. Our principal executive office is located at 9480 South Dixie Highway, Miami, Florida 33156, and our telephone number at that address is (305) 671-8000. The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the “Investor Relations” section of the Company’s website, www.intermexonline.com, as soon as reasonably practical after they are filed with the Securities and Exchange Commission (“SEC”). The SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically with the SEC by the Company. In addition, you may automatically receive email alerts and other information when you enroll your email address by visiting the "Investor Relations" section of our website. The content of any website referred to in this document is not incorporated by reference into this document.

Index
ITEM 1A.  RISK FACTORS
RISK FACTORS
An investment in our securities involves certain risks. The risks and uncertainties described below are not the only risks that may have a material and adverse effect on the Company, and the risks described herein are not listed in order of the potential occurrence or severity. There is no assurance that we have identified, assessed and appropriately addressed all risks affecting our business operations. Additional risks and uncertainties could adversely affect our business and our results. If any of the following risks actually occur, our business, consolidated financial condition or results of operations could be negatively affected, and the market price for our shares could decline. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below are cautionary statements, identifying important factors that could cause the Company’s actual results to differ materially from those expressed in or implied by any forward-looking statements made by or on behalf of the Company. There can also be no assurance that the actual future results, performance, benefits or achievements that we expect from our strategies, systems, initiatives or products will occur.
Risks Relating to Our Business
If we lose key sending agents, our business with key sending agents is reduced or we are unable to maintain our sending agent network under terms consistent with those currently in place, our business, financial condition and results of operations could be adversely affected.
Most of our revenue is earned through our sending agent network. Sending agents are the persons who generate our customers and provide them with our money remittance services. If sending agents decide to leave our network, our revenue and profits could be adversely affected. The loss of sending agents may occur for a number of reasons, including competition from other money remittance providers, a sending agent’s dissatisfaction with its relationship with us or the revenue earned from the relationship, or a sending agent’s unwillingness or inability to comply with our standards or legal requirements, including those related to compliance with anti-money laundering regulations, anti-fraud measures or agent monitoring. Sending agents also may generate fewer transactions or reduce locations for reasons unrelated to our relationship with them, including increased competition in their business, general economic conditions, regulatory costs or other reasons. In addition, we may not be able to maintain our sending agent network under terms consistent with those already in place. Larger sending agents may demand additional financial concessions, which could increase competitive pressure. The inability to maintain our sending agent contracts on terms consistent with those already in place could adversely affect our business, financial condition and results of operations.
We face intense competition, and if we are unable to continue to compete effectively, our business, financial condition and results of operations could be adversely affected.
The markets in which we operate are highly competitive, and we face a variety of competitors across our businesses, some of which have larger and more established customer bases and substantially greater financial, marketing and other resources than we have. We compete in a concentrated industry, with a small number of large competitors such as Western Union, MoneyGram and Euronet and a large number of small, niche competitors, including consumer money remittance companies, banks, card associations, web-based services, payment processors, informal remittance systems and others. We believe our services are differentiated by features and functionalities, including trust, convenience, service, efficiency of outlets, value, technology and brand recognition. Distribution channels and digital platforms such as online, account based and mobile solutions continue to evolve and impact the competitive environment for money remittances.
Our future growth depends on our ability to compete effectively. For example, if our services do not offer competitive features and functionalities, we may lose customers to our competitors, which could adversely affect our business, financial condition and results of operations. In addition, if we fail to price our services appropriately relative to our competitors, consumers may not use our services, which could adversely affect our business and financial results. For example, transaction volume where we face intense competition could be adversely affected by increasing pricing pressures between our money remittance services and those of some of our competitors, which could reduce margins and adversely affect our financial results. We have historically implemented and may continue implementing price adjustments from time to time in response to competition and other factors. If we reduce prices in order to mitigate the actions of competitors, such reductions could adversely affect our financial results in the short term and may also adversely affect our financial results in the long term if transaction volumes do not increase sufficiently or we do not implement other pricing strategies.
If customer confidence in our business or in consumer money remittance providers generally deteriorates, our business, financial condition and results of operations could be adversely affected.
Our business is built on customer confidence in our brand and our ability to provide convenient, reliable and value-added money remittance services. Erosion in customer confidence in our business, or in consumer money remittance service providers as a means to

Index
transfer money more generally, could adversely impact transaction volumes which would in turn adversely impact our business, financial condition and results of operations.
A number of factors could adversely affect customer confidence in our business, or in consumer money remittance providers more generally, many of which are beyond our control, and could have an adverse impact on our business, financial condition and results of operations. These factors include:
•the quality of our services and our customer experience, and our ability to meet evolving customer needs and preferences;
•failure of our agents to deliver services in accordance with our requirements;
•reputational concerns resulting from actual or perceived events, including those related to fraud, consumer protection, money laundering, corruption or other matters;
•changes or proposed changes in laws or regulations, or regulator or judicial interpretation thereof, that have the effect of making it more difficult or less desirable to transfer money using consumer money remittance service providers, including additional customer due diligence, identification, reporting, and recordkeeping requirements;
•actions by federal, state or foreign regulators that interfere with our ability to remit customers’ money reliably; for example, attempts to seize money remittance funds, imposition of tariffs or limits on our ability to, or that prohibit us from, remitting money in the corridors in which we operate;
•federal, state or foreign legal requirements, including those that require us to provide customer or transaction data, and other requirements or to a greater extent than is currently required;
•any interruption or downtime in our systems, including those caused by fire, natural disaster, power loss, telecommunications failure, terrorism, vendor failure, unauthorized entry and computer viruses or disruptions in our workforce; and
•any attack or breach of our computer systems or other data storage facilities resulting in a compromise of personal data.
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
Our profit margins may be adversely affected by expansion into new geographic or product markets, which we may enter by acquisition or otherwise, that do not have the same profitability as our core markets.
Although expansion of our business into new geographic or product markets may increase our aggregate revenues, such new geographic or product markets may be more expensive to operate in and may require us to receive lower payment per wire or remittance than that which we currently experience in our core geographic markets of Mexico and Guatemala or other more established product markets due to, among other things:
•increased compliance and regulatory costs in a particular geographic or product area requiring us to dedicate more expense, time and resources to comply with such regulatory requirements;
•potentially higher operational expenses in a particular geographic or product area, such as higher agent fees, taxes, fees, technology costs, support costs or other charges and expense associated with engaging in the money transfer business in such jurisdictions or as a result of such product offerings;
•cost and reduced pricing models due to more intense competition in a particular geographic or product area with competitors that may have more experience and resources as well as more established relationships with relevant customers, regulators and industry participants in the particular geographic or product area;
•potentially reduced demand for remittance services in a particular geographic or product area; and
•difficulty building and maintaining a network of sending and paying agents in a particular geographic area or with respect to a particular product offering.
During 2019, we expanded our services to allow remittances to Africa from the United States and also began offering sending services from Canada to Latin America and Africa. Additionally, we have expanded our product and service portfolio to include online payment

Index
options, pre-paid debit cards and direct deposit payroll cards, which may present different cost, demand, regulatory and risk profiles relative to our core remittance business. If we are unable to capitalize on these markets, or if we spend significant time and resources on expansion plans that fail or are delayed, our business will be adversely affected. Even if we are successful, we will be exposed to additional risks in these markets that we do not face in the United States or in our core remittance business, which could have an adverse effect on our business, financial condition and results of operations.
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
As the number of jurisdictions enacting privacy and related laws increases and the scope of these laws and enforcement efforts expands, we will increasingly become subject to new and varying requirements. For example, in June 2018, California enacted the CCPA, which became effective in January 2020. The CCPA will require covered companies to provide California consumers with new disclosures and will expand the rights afforded to consumers regarding their data. The CCPA is subject to proposed amendments, and accordingly, we cannot yet predict its potential impact on our business or operations. The costs of compliance with, and other burdens imposed by, the CCPA and similar laws may limit the use and adoption of our products and services and/or require us to incur substantial compliance costs, which could have an adverse impact on our business. Failure to comply with existing or future data privacy and cybersecurity laws, regulations and requirements, including by reason of inadvertent disclosure of personal information, could result in significant adverse consequences, including reputational harm, civil litigation, regulatory enforcement, costs of remediation, increased expenses for security systems and personnel, harm to our consumers and harm to our agents. These consequences could adversely affect our business, financial condition and results of operations.
In addition, in connection with regulatory requirements to assist in the prevention of money laundering and terrorist financing and pursuant to legal obligations and authorizations, we make information available to certain U.S. federal and state, as well as certain foreign, government agencies. In recent years, we have experienced increasing data sharing requests by these agencies, particularly in connection with efforts to prevent terrorist financing or reduce the risk of identity theft. During the same period, there has also been increased public attention to the corporate use and disclosure of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer privacy. These regulatory goals may conflict, and the law in these areas is not consistent or settled. While we believe that we are compliant with our regulatory responsibilities, the legal, political and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings or other events could expose us to increased program costs, liability and reputational damage that could have a material and adverse effect on our business, financial condition and results of operations.
Our current risk management and compliance systems may not be able to exhaustively assess or mitigate all risks to which we are exposed from a transaction monitoring perspective, which could negatively affect our business and results of operations.
We are engaged in ongoing efforts to enhance our risk management and compliance policies, procedures and systems to assure compliance with anti-money laundering laws and economic sanctions regulations. We have implemented, and are continuing to implement, policies, procedures and systems designed to address these laws and regulations, including monitoring on an automated and manual basis, the transactions processed through our systems and restricting business involving certain countries. However, the implementation of such policies, procedures and systems may be subject to human error. Further, we may be exposed to fraud or other misconduct committed by our employees, or other third parties, including but not limited to our customers and agents, or other events that are out of our control. Additionally, our risk management policies, procedures and systems are based upon our experience in the industry, and may not be adequate or effective in managing our future risk exposures or protecting us against unidentified or unanticipated risks, which could be significantly greater than those indicated by our past experience. As a result, despite our efforts to improve the aforementioned policies, procedures and systems, we can offer no assurances that these policies, procedures and systems will be adequate to detect or prevent money laundering activity or OFAC violations. If any of these policies, procedures or systems do not operate properly, or are disabled, or are subject to intentional manipulation or inadvertent human error, we could suffer financial loss, a disruption of our business, regulatory intervention or reputational damage.
Our services might be used for illegal or improper purposes, such as consumer fraud or money laundering, which could expose us to additional liability and adversely affect our business, financial condition and results of operations.
Our services remain susceptible to potentially illegal or improper uses as criminals are using increasingly sophisticated methods to engage in illegal activities involving internet services and payment services, such as identity theft, fraud and paper instrument

Index
counterfeiting. As we make more of our services available online and via Internet-enabled mobile devices, we subject ourselves to new types of consumer fraud risk because requirements relating to consumer authentication are more complex with internet services and such other technologies. Additionally, it is possible that our agents could engage in fraud against consumers. We use a variety of tools to protect against fraud; however, these tools may not always be successful. Allegations of fraud may result in fines, settlements, litigation expenses and reputational damage.
The industry is under increasing scrutiny from federal, state and local regulators in connection with the potential for consumer fraud. If consumer fraud levels involving our services were to rise, it could lead to regulatory intervention and reputational and financial damage, as well as the risk of government enforcement actions and investigations, reduced use and acceptance of our services or increased compliance costs, causing a material and adverse impact on our business, financial condition and results of operations.
Other illegal or improper uses of our services may include money laundering, terrorist financing, drug trafficking, human trafficking, illegal online gaming, romance and other online scams, illegal sexually-oriented services, prohibited sales of pharmaceuticals, fraudulent sale of goods or services, piracy of software, movies, music and other copyrighted or trademarked goods, unauthorized uses of credit and debit cards or bank accounts and similar misconduct. Users of our services also may encourage, promote, facilitate or instruct others to engage in illegal activities. If the measures we have taken are too restrictive and inadvertently screen proper transactions, this could diminish our customer experience which could harm our business. Despite measures we have taken to detect and lessen the risk of this kind of conduct, there is no assurance that these measures will stop all illegal or improper uses of our services. Our business could be harmed if customers use our system for illegal or improper purposes.
A breach of security in the systems on which we rely could adversely affect our reputation, business, financial condition and results of operations.
We rely on a variety of technologies to provide security for our systems. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments, including improper acts by third parties, may result in a compromise or breach of the security measures we use to protect our systems. We obtain, transmit and store confidential consumer, employer and agent information in connection with some of our services. These activities are subject to laws and regulations in the United States and other jurisdictions. The requirements imposed by these laws and regulations, which often differ materially among the many jurisdictions, are designed to protect the privacy of personal information and to prevent that information from being inappropriately disclosed. Any security breaches in our computer networks, databases or facilities could lead to the inappropriate use or disclosure of personal information, which could harm our business and reputation, adversely affect consumers’ confidence in our or our agents’ business, result in inquiries and fines or penalties from regulatory or governmental authorities, cause a loss of consumers, damage our reputation and subject us to lawsuits and subject us to potential financial losses. In addition, we may be required to expend significant capital and other resources to protect against these security breaches or to alleviate problems caused by these breaches. Our agents and third-party independent contractors may also experience security breaches involving the storage and transmission of our data as well as the ability to initiate unauthorized transactions. If users gain improper access to our, our agents’ or our third-party independent contractors’ computer networks or databases, they may be able to steal, publish, delete or modify confidential customer information or generate unauthorized money remittances. Such a breach could expose us to monetary liability, losses and legal proceedings, lead to reputational harm, cause a disruption in our operations, or make our consumers and agents less confident in our services, which could have a material and adverse effect on our business, financial condition and results of operations.
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

Index
In addition, our ability to continue to provide our services to a growing number of agents and consumers in a growing number of countries, as well as to enhance our existing services and offer new services across new distribution platforms, is dependent on our information technology systems. If we are unable to effectively manage the technology associated with our business, we could experience increased costs, reductions in system availability and loss of agents or consumers. Any failure of our systems in scalability, reliability and functionality could adversely impact our business, financial condition and results of operations.
Weakness in economic conditions, in both the U.S. and international markets, could adversely affect our business, financial condition and results of operations. We are subject to business cycles and other outside factors that may negatively affect our business.
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
If general market conditions in the United States or international economies important to our business were to deteriorate, our business, financial condition and results of operations could be adversely impacted. Our sending agents and paying agents may have reduced sales or business as a result of weak economic conditions. As a result, our agents may reduce their number of locations, hours of operation, or cease doing business altogether. If our consumer transactions decline or international migration patterns shift due to deteriorating economic conditions, we may be unable to timely and effectively reduce our operating costs or take other actions in response, which could adversely affect our business, financial condition and results of operations. Additionally, economic or political instability, wars, civil unrest, terrorism and natural disasters may make money transfers to, from or within a particular country more difficult. The inability to timely complete money transfers could adversely affect our business.
While we do not experience meaningful seasonality, we do experience increased transaction volume around certain holidays, such as Mother’s Day and the December holidays. As a result, our quarterly operating results may fluctuate which could lead to volatility in the price of our shares.
Our financial condition and results of operations may be negatively affected by public health crises such as the recent coronavirus outbreak.
Market and economic disruptions may occur in response to public health epidemics like the coronavirus currently affecting the global community. The rapid spread of coronavirus, or fear of such an event, can have a material adverse effect on the demand for our money remittance services to the extent it impacts the markets in which we operate. If our customers are adversely affected, or if the virus leads to a widespread health emergency that impacts economic growth generally, our financial condition and results of operations could be adversely affected. Moreover, our operations and productivity could be negatively affected if our employees or agents are quarantined as the result of exposure to a contagious illness. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain at this time and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.
A significant change or disruption in international migration patterns could adversely affect our business, financial condition and results of operations.
Our business relies in part on international migration patterns, as individuals move from their native countries to countries with greater economic opportunities or a more stable political environment. A significant portion of the industry’s money remittance transactions are initiated by immigrants or refugees sending money back to their native countries. Changes in immigration laws that discourage international migration and political or other events (such as war, terrorism or health emergencies) that make it more difficult for individuals to migrate or work abroad could adversely affect our money remittance volume or growth rate. Sustained weakness in global economic conditions could reduce economic opportunities for migrant workers and result in reduced or disrupted international migration patterns. Reduced or disrupted international migration patterns in the United States, Canada, Latin America, or Africa are likely to reduce money remittance transaction volumes and therefore have an adverse effect on our business, financial condition and results of operations. Furthermore, significant changes in international migration patterns could adversely affect our business, financial condition and results of operations.
Significant developments stemming from the U.S. administration could have an adverse effect on our business.
Our business relies on the free flow of funds and migrants along our remittance corridors, including between the United States and Mexico and Guatemala. Changes in U.S. political, regulatory and economic conditions or laws and policies governing immigration, foreign

Index
trade, development and investment in the territories and countries where we operate and our customers live could adversely affect our business, financial condition and results of operations.
If we fail to successfully develop and timely introduce new and enhanced services or if we make substantial investments in an unsuccessful new service or infrastructure change, our business, financial condition and results of operations could be adversely affected.
Our future growth will depend, in part, on our ability to continue to develop and successfully introduce new and enhanced methods of providing money remittance services that keep pace with competitive introductions, technological changes, and the demands and preferences of our agents, consumers and the financial institutions with which we conduct our business. Distribution channels such as online, account based, and mobile solutions continue to evolve and impact the competitive environment for money remittance. If alternative payment mechanisms become widely accepted as substitutes for our current services, and we do not develop and offer similar alternative payment mechanisms successfully and on a timely basis, our business, financial condition and results of operations could be adversely affected. We may make future acquisitions and investments or enter into strategic alliances to develop new technologies and services or to implement infrastructure changes to further our strategic objectives, strengthen our existing businesses and remain competitive. Such acquisitions, investments and strategic alliances, however, are inherently risky, and we cannot guarantee that such investments or strategic alliances will be successful. If such acquisitions, investments and strategic alliances are not successful, they could have an adverse effect on our business, financial condition and results of operations.
An inability by us or our agents, or both, to maintain adequate banking relationships may adversely affect our business, financial condition and results of operations.
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
A substantial portion of our paying agents are concentrated in a few large banks and financial institutions and large retail chains. Because of the current concentration of our paying agents in a few institutions, if we lose such an institution as a paying agent, which could be the result of many factors including, but not limited to, changes in regulation, our business, financial condition and results of operations could be adversely affected. Elektra, our largest paying agent by volume, accounted for approximately 18% of Intermex’s total remittance volume in fiscal year 2019. The loss of Elektra as one of our paying agents could have a material adverse impact on our business and results of operations.
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

Index
•We may be unable to access funds in our deposit accounts and clearing accounts on a timely basis to pay money remittances and make related settlements to agents. Any resulting need to access other sources of liquidity or short-term borrowing would increase our costs. Any delay or inability to pay money remittances or make related settlements with our agents could adversely impact our business, financial condition and results of operations.
•In the event of a major bank failure, we could face major risks to the recovery of our bank deposits used for the purpose of settling with our agents. A substantial portion of our cash and cash equivalents are either held at U.S. banks that are not subject to federal deposit insurance protection against loss or exceed the federal deposit insurance limit. Similarly, we hold cash and cash equivalents at foreign banks, which may not enjoy benefits such as the United States’ federal deposit insurance protection.
•We may be unable to borrow from financial institutions or institutional investors on favorable terms, or at all, which could adversely impact our ability to pursue our growth strategy and fund key strategic initiatives.
If financial liquidity deteriorates, there can be no assurance we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.
We and our sending agents are considered MSBs in the United States under the BSA.
U.S. regulators are increasingly taking the position that MSBs under the BSA, as a class, are high risk businesses. In addition, the creation of anti-money laundering laws has created concern and awareness among banks of the negative implications of aiding and abetting money laundering activity. As a result, banks may choose not to provide banking services to MSBs in certain regions due to the risk of additional regulatory scrutiny and the cost of building and maintaining additional compliance functions. Further, certain foreign banks have been forced by U.S. correspondent banks to terminate relationships with MSBs. As a result, we have been denied access to retail banking services in certain markets by banks that have sought to reduce their exposure to MSBs and not as a result of any concern related to our compliance programs. If we or our agents are unable to obtain sufficient banking relationships, we or they may not be able to offer our services in a particular region, which could adversely affect our business, financial condition and results of operations.
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
Our regulatory status and the regulatory status of our agents could affect our ability to offer our services. We also rely on bank accounts to provide our payment services. We and our agents are considered MSBs under the BSA, and many banks view MSBs, as a class, as higher risk customers for purposes of their anti-money laundering programs. We and some of our agents may in the future have difficulty establishing or maintaining banking relationships due to the banks' policies, including policies with respect to anti-money laundering. If we or a significant number of our agents are unable to maintain existing or establish new banking relationships, or if we or these agents face higher fees and other costs to maintain or establish new bank accounts, our ability and the ability of our agents to continue to offer our services may be adversely impacted, which would have an adverse effect on our business, financial condition, results of operations, and cash flows.
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
Moreover, we have made, and may make in the future, secured or unsecured loans to sending agents under limited circumstances or allow sending agents to retain our funds for a period of time before remitting them to us. As of December 31, 2019, we had credit exposure in loans to our sending agents of $1.3 million in the aggregate.
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

Index
In the event of a sending agent bankruptcy, we would generally be in the position of creditor, possibly with limited security or financial guarantees of performance, and we would therefore be at risk of a reduced recovery. We are not insured against credit losses, except in circumstances of agent theft or fraud. Significant credit losses could have a material and adverse effect on our business, financial condition and results of operations.
If we fail to maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud.
The Company may identify material weaknesses and significant deficiencies in its internal control over financial reporting. While all such identified material weaknesses and significant deficiencies could be remediated, there can be no assurance that the Company will not identify material weaknesses or significant deficiencies in its internal control in the future. Moreover, the Company’s internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. The existence of a material weakness or significant deficiency could result in errors in the Company's financial statements that could result in a restatement of financial statements, which could cause the Company to fail to meet its reporting obligations, lead to a loss of investor confidence and have a negative impact on the trading price of the Company's common stock.
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
In addition to Mr. Lisy, we have a number of key executives who have a significant impact on our business. Although we expect all of such key personnel will continue to remain with the Company, the unexpected loss of key personnel may adversely affect the operations and profitability of the Company. Our success also depends to a large extent upon our ability to attract and retain key employees. Qualified individuals with experience in our industry are in high demand. Our IT personnel have designed and implemented key portions of our proprietary software and are crucial to the success of our business. In addition, legal or enforcement actions against compliance and other personnel in the money remittance industry may affect our ability to attract and retain key employees and directors. The lack of management continuity or the loss of one or more members of our executive management team could harm our business and future development. A failure to attract and retain key personnel including operating, marketing, financial and technical personnel, could also have a material and adverse impact on our business, financial condition and results of operations.
We and our agents are subject to numerous U.S. and international laws and regulations. Failure to comply with these laws and regulations could result in material settlements, fines or penalties and reputational harm, and changes in these laws or regulations could result in increased operating costs or reduced demand for our services, all of which may adversely affect our business, financial condition and results of operations.
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
The money transfer business is subject to a variety of regulations aimed at preventing money laundering and terrorism. We are subject to U.S. federal anti-money laundering laws, including the BSA and the requirements of the U.S. Treasury Department’s OFAC, which prohibit us from transmitting money to specified countries or to or from prohibited individuals. Additionally, we are subject to anti-money laundering laws in the other countries in which we operate. We are also subject to financial services regulations, money transfer licensing regulations, consumer protection laws, currency control regulations, escheat laws, privacy and data protection laws and anti-bribery laws. Many of these laws are constantly evolving, unclear and inconsistent across various jurisdictions, making compliance challenging. Subsequent legislation, regulation, litigation, court rulings or other events could expose us to increased program costs, liability and reputational damage.
We are considered a MSB in the United States under the BSA, as amended by the USA PATRIOT Act of 2001. As such, we are subject to reporting, recordkeeping and anti-money laundering provisions in the United States as well as many other jurisdictions. In the past few years there have been significant regulatory reviews and actions taken by U.S. and other regulators and law enforcement agencies against banks, MSBs and other financial institutions related to money laundering, and the trend appears to be greater scrutiny by regulators of potential money laundering activity through financial institutions. We are also subject to regulatory oversight and enforcement by the

Index
U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”). Any determination that we have violated the anti-money-laundering laws could have an adverse effect on our business, financial condition and results of operations.
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
Any violation by us of the laws and regulations set forth above could lead to significant settlements, fines or penalties and could limit our ability to conduct business in some jurisdictions. Our systems, employees and processes may not be sufficient to detect and prevent violations of the laws and regulations set forth above by our agents, which could also lead to us being subject to significant settlements, fines or penalties. In addition to these fines and penalties, a failure by us or our agents to comply with applicable laws and regulations also could seriously damage our reputation, result in diminished revenue and profit and increase our operating costs and could result in, among other things, revocation of required licenses or registrations, loss of approved status, termination of contracts with banks or retail representatives, administrative enforcement actions and fines, class action lawsuits, cease and desist or consent orders and civil and criminal liability. The occurrence of one or more of these events could have a material and adverse effect on our business, financial condition and results of operations.
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
Regulators around the world compare approaches to the regulation of the payments and other industries. Consequently, a development in any one country, state or region may influence regulatory approaches in other jurisdictions. Similarly, new laws and regulations in a country, state or region involving one service may cause lawmakers there to extend the regulations to another service. As a result, the risks created by any new laws or regulations are magnified by the potential that they may be replicated, affecting our business in another market or involving another service. Conversely, if widely varying regulations come into existence worldwide, we may have difficulty adjusting our services, fees, foreign exchange spreads and other important aspects of our business, with the same effect. Either of these eventualities could materially and adversely affect our business, financial condition and results of operations.

Index
Regulatory initiatives and changes in laws, regulations and industry practices and standards affecting us, our agents, or the banks with which we or our agents maintain accounts needed to provide our services could require changes to our business model and increase our costs of operations, which could adversely affect our financial condition, results of operations, and liquidity.
Our agents are subject to a variety of regulatory requirements, which differ from jurisdiction to jurisdiction and are subject to change. Material changes in the regulatory requirements for offering money transfer services, including with respect to anti-money laundering requirements, fraud prevention, licensing requirements, consumer protection, customer due diligence, agent registration, or increased requirements to monitor our agents in a jurisdiction important to our business have meant and could continue to mean increased costs and/or operational demands on our agents, which have resulted and could continue to result in their attrition, a decrease in the number of locations at which money transfer services are offered, an increase in the commissions paid to agents to compensate for their increased costs, and other negative consequences.
Our fees, profit margins and/or foreign exchange spreads may be reduced or limited because of regulatory initiatives and changes in laws and regulations or their interpretation and industry practices and standards that are either industry wide or specifically targeted at our Company.
The evolving regulatory environment, including increased fees or taxes, regulatory initiatives, and changes in laws and regulations or their interpretation, industry practices and standards imposed by state, federal or foreign governments and expectations regarding our compliance efforts, is impacting the manner in which we operate our business, may change the competitive landscape and may adversely affect our financial results. Recently proposed and enacted legislation related to financial services providers and consumer protection in various jurisdictions around the world and at the federal and state level in the United States has subjected and may continue to subject us to additional regulatory oversight, mandate additional consumer disclosures and remedies, including refunds to consumers, or otherwise impact the manner in which we provide our services. If governments implement new laws or regulations that limit our right to set fees and/or foreign exchange spreads, then our business, financial condition, results of operations, and cash flows could be adversely affected. In addition, changes in regulatory expectations, interpretations or practices could increase the risk of regulatory enforcement actions, fines and penalties.
In addition, policy makers may seek heightened customer due diligence requirements on, or restrict, remittances from the United States to Mexico. Policy makers have also discussed potential legislation to add taxes to remittances from the United States to Mexico and/or other countries. Further, one state has passed a law imposing a fee on certain money transfer transactions, and certain other states have proposed similar legislation. Several foreign countries have enacted or proposed rules imposing taxes or fees on certain money transfer transactions, as well. The approach of policy makers, the ongoing budget shortfalls in many jurisdictions, combined with future federal action or inaction on immigration reform, may lead other states or localities to impose similar taxes or fees, or other requirements or restrictions. Foreign countries in similar circumstances have invoked and could continue to invoke the imposition of sales, service or similar taxes, or other requirements or restrictions, on money transfer services. A tax, fee, or other requirement or restriction exclusively on money transfer services like us could put us at a competitive disadvantage to other means of remittance which are not subject to the same taxes, fees, requirements or restrictions. Other examples of changes to our financial environment include the possibility of regulatory initiatives that focus on lowering international remittance costs. Such initiatives may have an adverse impact on our business, financial condition, results of operations, and cash flows.
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
Regulatory and judicial proceedings and potential adverse developments in connection with ongoing litigation may adversely affect our business, financial condition and results of operations. There also may be adverse publicity associated with lawsuits and investigations that could decrease agent and consumer acceptance of our services. Additionally, our business has been in the past, and may be in the future, the subject of class action lawsuits, regulatory actions and investigations and other general litigation. The outcome of class action lawsuits, regulatory actions and investigations and other litigation is difficult to assess or quantify but may include substantial fines and expenses, as well as the revocation of required licenses or registrations or the loss of approved status, which could have a material and adverse effect on our business, financial position and results of operations or consumers’ confidence in our business. Plaintiffs or regulatory agencies in these lawsuits, actions or investigations may seek recovery of very large or indeterminate amounts, and the magnitude of these actions may remain unknown for substantial periods of time. The cost to defend or settle future lawsuits or investigations may be significant. In addition, improper activities, lawsuits or investigations involving our agents may adversely impact our business operations or reputation even if we are not directly involved.

Index
We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act or other similar anti-corruption laws.
Our operations around the world, particularly in LAC countries and Africa are subject to anti-corruption laws and regulations, including restrictions imposed by the U.S. FCPA. The FCPA and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or employees of commercial enterprises for the purpose of obtaining or retaining business, a business advantage or a governmental approval. We operate in parts of the world that are perceived as having higher incidence of corruption and, in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. Because of the scope and nature of our operations, we experience a higher risk associated with compliance with the FCPA and similar anti-corruption laws than many other companies.
Our employees and agents interact with government officials on our behalf, including as necessary to obtain licenses and other regulatory approvals necessary to operate our business, employ expatriates and resolve tax disputes. We also have a number of contracts with third-party paying agents that are owned or controlled by non-U.S. governments. These interactions and contracts create a risk of payments or offers of payments by one of our employees or agents that could be in violation of the FCPA or other similar anti-corruption laws. Under the FCPA and other similar anti-corruption laws, we may be held liable for actions taken by our employees or agents.
In recent years, there have been significant regulatory reviews and actions taken by the United States and other governments related to anti-corruption laws, and the trend appears to be greater scrutiny on payments to, and relationships with, foreign entities and individuals.
Although we have implemented policies and procedures reasonably designed to promote compliance with local laws and regulations as well as U.S. laws and regulations, including the FCPA and similar anti-corruption laws, there can be no assurance that all of our employees and agents will abide by our policies. If we are found to be liable for violations of the FCPA or similar anti-corruption laws in other jurisdictions, either due to our own or others’ acts or inadvertence, we could suffer, among other consequences, substantial civil and criminal penalties, including fines, incarceration, prohibitions or limitations on the conduct of our business, the loss of our financing facilities and significant reputational damage, any of which could have a material and adverse effect on our results of business, financial condition or results of operations.
Government or regulatory investigations into potential violations of the FCPA or other similar anti-corruption laws by U.S. agencies or other governments could also have a material and adverse effect on our results of business, financial condition and results of operations. Furthermore, detecting, investigating and resolving actual or alleged violations of the FCPA and other similar anti-corruption laws is expensive and can consume significant time and attention of our senior management.
We conduct money remittance transactions through agents in regions that are politically volatile or, in a limited number of cases, may be subject to certain OFAC restrictions.
We conduct money remittance transactions through agents in regions that are politically volatile or, in a limited number of cases, may be subject to certain OFAC restrictions. It is possible that our money remittance services or other services could be used in contravention of applicable law or regulations. Such circumstances could result in increased compliance costs, regulatory inquiries, suspension or revocation of required licenses or registrations, seizure or forfeiture of assets and the imposition of civil and criminal fines and penalties. In addition to monetary fines or penalties that we could incur, we could be subject to reputational harm that could have an adverse effect on our business, financial condition and results of operations.
New business initiatives, such as modifications to our current product offerings or the introduction of new products, may modify our risk profile from a regulatory perspective.
A number of our recent and planned business initiatives and expansions of existing businesses may bring us into contact, directly or indirectly, with information, individuals and entities that are not within our traditional customer and agent network and that could expose us to new or enhanced regulatory scrutiny. For example, we are starting to offer services across new distribution platforms, which could expose us to increased anti-money laundering, anti-terrorist financing and consumer protection regulations and compliance requirements. Any change in our risk profile stemming from this or any of our other business initiatives could result in increased compliance costs and litigation exposure, which could adversely impact our business, financial condition and results of operations.
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

Index
Our business and results of operations may be adversely affected by foreign political, economic and social instability risks, foreign currency restrictions and devaluation, and various local laws associated with doing business in LAC countries and Africa.
We derive a substantial portion of our revenue from our money remittance transactions from the United States to the LAC corridor, particularly Mexico and Guatemala, and we are exposed to certain political, economic and other uncertainties not encountered in U.S. operations, including increased risks of social unrest, strikes, drug cartel and gang-related violence, war, kidnapping of employees or agents, nationalization, forced negotiation or modification of contracts, difficulty resolving disputes and enforcing contract provisions, expropriation of assets, taxation policies, foreign exchange restrictions and restrictions on repatriation of income and capital, currency rate fluctuations, increased governmental ownership and regulation of the economy and markets in which we operate, and restrictive governmental regulation, bureaucratic delays, uncertain application of laws and regulations and general hazards associated with foreign sovereignty over certain areas in which operations are conducted. LAC countries, in particular, have historically experienced uneven periods of economic growth, as well as recession, periods of high inflation and general economic and political instability. Additionally, as events in the LAC region have demonstrated, negative economic or political developments in one country in the region can lead to or exacerbate economic or political instability elsewhere in the region. Consequently, actions or events in LAC countries that are beyond our control could restrict our ability to operate there or otherwise adversely affect the profitability of those operations. Furthermore, changes in the business, regulatory or political climate in any of those countries, or significant fluctuations in currency exchange rates, could affect our ability to expand or continue our operations there, which could have a material and adverse impact on our business, financial condition and results of operations. Further, our growth plans include potential expansion in the countries in which we currently operate, as well as, potentially, other countries in the LAC corridor. For example, we began offering remittances to Africa during 2019 and are now exposed to new political, economic and other uncertainties as a result of this geographic expansion, any of which could adversely impact our business, financial condition and results of operations.
Additionally, the countries in which we operate may impose or tighten foreign currency exchange control restrictions, taxes or limitations with regard to repatriation of earnings and investments from these countries. If exchange control restrictions, taxes or limitations are imposed or tightened, our ability to receive dividends or other payments from affected jurisdictions could be reduced, which could have an adverse effect on our business, financial condition and results of operations.
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
Our ability to grow in international markets and our future results could be adversely affected by a number of factors, including:
•changes in political and economic conditions and potential instability in certain regions, including in particular the recent civil unrest, terrorism and political turmoil in LAC countries and Africa;
•restrictions on money transfers to, from and between certain countries;
•inability to recruit and retain paying agents and customers for new corridors;
•currency exchange controls, new currency adoptions and repatriation issues;
•changes in regulatory requirements or in foreign policy, including the adoption of domestic or foreign laws, regulations and interpretations detrimental to our business;
•possible increased costs and additional regulatory burdens imposed on our business;
•the implementation of U.S. sanctions, resulting in bank closures in certain countries and the ultimate freezing of our assets;
•burdens of complying with a wide variety of laws and regulations;
•possible fraud or theft losses, and lack of compliance by international representatives in foreign legal jurisdictions where collection and legal enforcement may be difficult or costly;
•inability to maintain or improve our software and technology systems;
•reduced protection of our intellectual property rights;
•unfavorable tax rules or trade barriers; and

Index
•inability to secure, train or monitor international agents.
If we are unable to adequately protect our brand and the intellectual property rights related to our existing and any new or enhanced services, or if we infringe on the rights of others, our business, financial condition and results of operations could be adversely affected.
The Intermex brand is critical to our business. We utilize trademark registrations and other tools to protect our brand. We have not applied for trademark registrations for our name and logo in all geographic markets where we provide services. In those markets where we have applied for trademark registrations, failure to secure those registrations could adversely affect our ability to enforce and defend our trademark rights. Our business would be harmed if we were unable to adequately protect our brand and the value of our brand was to decrease as a result.
We rely on a combination of patent, trademark and copyright laws and trade secret protection and invention assignment, confidentiality or license agreements to protect the intellectual property rights related to our services, all of which only offer limited protection. We may be subject to third-party claims alleging that we infringe their intellectual property rights or have misappropriated other proprietary rights. We may be required to spend resources to defend such claims or to protect and police our own rights. Some of our legal rights in information or technology that we deem proprietary may not be protected by intellectual property laws, particularly in foreign jurisdictions. The loss of our intellectual property protection, the inability to secure or enforce intellectual property protection or to successfully defend against claims of intellectual property infringement or misappropriation could have an adverse effect on our business, financial condition and results of operation.
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
We had approximately $97.0 million of indebtedness as of December 31, 2019, consisting of borrowings under the term loan facility. Our indebtedness could have important consequences to our investors, including, but not limited to:
•increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions;
•requiring the dedication of a substantial portion of our cash flow from operations to servicing debt, including interest payments and quarterly excess cash flow prepayment obligations;
•limiting our flexibility in planning for, or reacting to, changes in our business and the competitive environment; and
•limiting our ability to borrow additional funds and increasing the cost of any such borrowing.
The interest rates in our Credit Agreement (“Credit Agreement”) vary at stated margins above either the London Interbank Offered Rate, Eurodollar Rate or a base rate established by the administrative agent of the facility, all of which are subject to fluctuation. If interest rates increase, our debt service obligations on such variable rate indebtedness would increase even though the amount borrowed remained the same. Accordingly, an increase in interest rates would adversely affect our profitability. See the section entitled “Management’s

Index
Discussion and Analysis of Financial Condition and Results of Operations of Intermex—Liquidity and Capital Resources” for more information.
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
In July 2017, the Financial Conduct Authority in the United Kingdom, which regulates the London Inter-bank Offered Rate (“LIBOR”), publicly announced that it will no longer compel or persuade banks to make LIBOR submissions after 2021. This announcement is expected to practically end LIBOR rates starting in 2022, and while other alternatives have been proposed, it is unclear which, if any, alternative to LIBOR will be available and widely accepted in major financial markets. We currently have borrowings that are subject to LIBOR-based interest rates, including borrowings under our credit facility. If an alternative to LIBOR is not available or widely accepted after 2021, our costs associated with our credit facility may increase and we may need to seek alternative financing.
Upon the occurrence of an event of default relating to our credit facility, the lenders could elect to accelerate payments due and terminate all commitments to extend further credit.
Under our Credit Agreement, upon the occurrence of an event of default, the lenders will be able to elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable and terminate all commitments to lend additional funds. If we are unable to repay those amounts, the lenders under the Credit Agreement could proceed to foreclose against our collateral that secures that indebtedness. We have granted the lenders a security interest in substantially all of our assets, including the assets of certain subsidiaries.
Our credit facility contains restrictive covenants that may impair our ability to conduct business.
The Credit Agreement contains operating covenants and financial covenants that may in each case limit management’s discretion with respect to certain business matters. Among other things, these covenants restrict our and our subsidiaries’ ability to grant additional liens, consolidate or merge with other entities, purchase or sell assets, declare dividends, incur additional debt, make advances, investments and loans, transact with affiliates, issue equity interests, modify organizational documents and engage in other business. We are required to comply with a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio. As a result of these covenants and restrictions, we will be limited in how we conduct our business and we may be unable to raise additional debt or other financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. Failure to comply with such restrictive covenants may lead to default and acceleration under our credit facility and may impair our ability to conduct business. We may not be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants, which may result in foreclosure of our assets. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Intermex—Liquidity and Capital Resources” for more information.
Risks Relating to Our Securities
As an “emerging growth company,” we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.
For as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies”, including not being required to obtain an assessment of the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, which we have elected to do.
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

Index
Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act for so long as we are an “emerging growth company.”
Section 404 requires annual management assessments of the effectiveness of our internal control over financial reporting, and generally requires in the same report a report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company.” Accordingly, until we cease being an “emerging growth company,” our stockholders will not have the benefit of an independent assessment of the effectiveness of our internal control environment.
We are a holding company with nominal net worth and will depend on dividends and distributions from our subsidiaries to pay any dividends, and our outstanding debt obligations may limit our ability to pay dividends.
We are a holding company with nominal net worth. We do not have any assets or conduct any business operations other than our investments in our subsidiaries. Our business operations are conducted primarily out of our operating subsidiary, Intermex Wire Transfer, LLC. As a result, our ability to pay dividends, if any, will be dependent upon cash dividends and distributions or other transfers from our subsidiaries. Payments to us by our subsidiaries will be contingent upon their respective earnings and subject to any limitations on the ability of such entities to make payments or other distributions to us. See "Risk Factors—Risks Related to Our Indebtedness—” for additional information. In addition, our subsidiaries are separate and distinct legal entities and have no obligation to make any funds available to us.
Furthermore, on November 7, 2018, the Company and its subsidiaries entered into a financing agreement with, among others, certain of the Company’s domestic subsidiaries as borrowers and a group of banking institutions (as further amended on December 7, 2018, that limits the Company’s and its subsidiaries’ ability to, among other things, pay dividends and make certain distributions. For additional information relating to the Credit Agreement, see Note 9 to our consolidated financial statements included in our Annual Report for the year ended December 31, 2019.
Because we have no current plans to pay cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.
We intend to retain future earnings, if any, for future operations, expansion, and debt repayment, and we have no current plans to pay any cash dividends for the foreseeable future. The declaration, amount, and payment of any future dividends on shares of common stock will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition, and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant. In addition, our ability to pay dividends is limited by covenants of our existing and outstanding indebtedness and may be limited by covenants of any future indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.
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

Index
In addition, while we have opted out of Section 203 of the DGCL, our charter contains similar provisions providing that we may not engage in certain “business combinations” with any “interested stockholder” for a three-year period following the time that the stockholder became an interested stockholder, unless:
•prior to such time, our board of directors approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder;
•upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock outstanding at the time the transaction commenced, excluding certain shares; or
•at or subsequent to that time, the business combination is approved by our board of directors and by the affirmative vote of holders of at least two-thirds of our outstanding voting stock that is not owned by the interested stockholder.
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
Our charter provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, employees or agents, (iii) any action asserting a claim against us arising under the DGCL or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine. The exclusive forum provision of our bylaws does not establish exclusive jurisdiction in the Court of Chancery of the State of Delaware for claims that arise under the Securities Act, the Exchange Act or other federal securities laws if there is exclusive or concurrent jurisdiction in the federal courts. By becoming our stockholder, you will be deemed to have notice of and have consented to the provisions of our charter related to choice of forum. The choice of forum provision in our charter may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
We are a no longer a “controlled company” within the meaning of the Nasdaq rules. However we will continue to qualify for, and may rely on during a one-year transition period, exemptions from certain corporate governance requirements that would otherwise provide protection to our stockholders.
We are no longer a “controlled company” within the meaning of the Nasdaq listing rules. Consequently, the Nasdaq listing rules will require that we (a) have a majority of independent directors on our board of directors within one year after the date we no longer qualified as a “controlled company”; and (b)(i) have at least a majority of independent directors on each of the compensation and nominating and governance committees within 90 days after the date we no longer qualified as a “controlled company,” and (b)(ii) have compensation and nominating and governance committees composed entirely of independent directors within one year of such date. We have satisfied the 90-day requirement of having a majority of independent directors on the compensation and nominating and governance committees and expect to satisfy the other corporate governance requirements during the one-year transition period.
During this transition period, we will continue to qualify for and may continue to utilize the available exemptions from certain corporate governance requirements as permitted by Nasdaq listing rules. Accordingly, during the transition period, you may not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq listing rules, which could make our common stock less attractive to some investors or otherwise harm our stock price.
Because Stella Point controls a significant percentage of our common stock, it may influence our major corporate decisions and its interests may conflict with the interests of other holders of our common stock.
SPC Intermex, an affiliate of Stella Point, beneficially owns approximately 32.5% of the voting power of our outstanding common stock and 23.3% of our common stock as of December 31, 2019. Pursuant to the Shareholders Agreement, SPC Intermex has the right to designate eight of our directors until it holds less than 10% of our outstanding common stock, and the other parties to the Shareholders Agreement are required to vote their shares of our common stock (representing approximately 42.8% of our outstanding common stock at December 31, 2019) for those designees. Although we are no longer a “controlled company” under the Nasdaq listing rules, SPC Intermex will continue to be able to exert a significant degree of influence over the Company’s management and affairs and over matters requiring stockholder approval, including the election of directors and the approval of business combinations or dispositions and other extraordinary transactions. SPC Intermex also may have interests that differ from the interests of other holders of our common stock and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of the Company and may materially and adversely affect the market price of our common stock. In addition, Stella Point may in the future own businesses that directly compete with the business of the Company.

Index
Certain of our directors have relationships with Stella Point, which may cause conflicts of interest with respect to our business.
As of the filing date of this Annual Report on Form 10-K, three of our nine directors are affiliated with Stella Point. Stella Point affiliated directors have fiduciary duties to us and, in addition, have duties to their respective funds. As a result, these directors may face real or apparent conflicts of interest with respect to matters affecting both us and their funds, whose interests may be adverse to ours in some circumstances.
We may be subject to securities litigation, which is expensive and could divert management’s attention.
Our share price may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material and adverse effect on our business, financial condition and results of operations. Any adverse determination in litigation could also subject us to significant liabilities.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our leased corporate offices are located in Miami, FL. In addition, we lease three other facilities in Miami, FL. As of December 31, 2019, we lease 33 company-operated stores all located in the United States. We have two international customer service centers located in Guatemala City, Guatemala and Puebla, Mexico where our employees answer operational questions from agents and customers. Our owned and leased facilities are used for operational, sales and administrative purposes in support of our business, and are all currently being utilized as intended.
We believe that our properties are sufficient to meet our current and projected business needs. We periodically review our facility requirements and may acquire new facilities, or modify, update, consolidate, dispose of or sublet existing facilities, based on evolving business needs.

Index
ITEM 3. LEGAL PROCEEDINGS
From time to time, we are subject to various claims, charges and litigation matters that arise in the ordinary course of business. We believe these actions are a normal incident of the nature and kind of business in which we are engaged. While it is not feasible to predict the outcome of these matters with certainty, we do not believe that any asserted or unasserted legal claims or proceedings, individually or in the aggregate, will have a material and adverse effect on our business, financial condition and results of operations.
On May 30, 2019, Stuart Sawyer filed a putative class action complaint in the United States District Court for the Southern District of Florida asserting a claim under the TCPA, 47 U.S.C. § 227, et seq., based on allegations that since May 30, 2015, the Company had sent text messages to class members’ wireless telephones without their consent. At mediation held on October 7, 2019, the Company and the plaintiff entered into a term sheet providing the general terms for the settlement of the action, which is subject to memorialization in a definitive agreement and subsequent Court approval. The terms of the settlement provide for resolution of Mr. Sawyer's TCPA claims and the claims of a class of similarly situated individuals, as defined in the complaint, who received text messages from the Company during the period May 30, 2015 through October 7, 2019, and for the creation of a $3.25 million settlement fund that will be used to pay all class member claims, class counsel's fees and the costs of administering the settlement. The settlement agreement will establish procedures for the notification of claimants and the processing of claims. The settlement fund will be managed by a duly-appointed settlement administrator which will be authorized to communicate with class members, process claims and make payments from the fund in accordance with the terms of the settlement agreement and the final judgment in the case. No amount of the settlement fund will revert to Intermex; instead, any unclaimed funds will be sent to a consumer advocacy organization approved by the Court. Once executed, the settlement agreement will be contingent upon the Court’ s final approval which is expected to be obtained in due course.
The settlement amount of $3.25 million and related legal expenses of $0.4 million are included in accrued and other liabilities in the consolidated balance sheet as of December 31, 2019 and other selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss), respectively, for the year ended December 31, 2019.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 4A. INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Set forth below is certain information regarding the Company’s current executive officers as of December 31, 2019:

Name	Age	Position
Robert Lisy	62	Chief Executive Officer, President and Chairman of the Board of Directors
Tony Lauro II	51	Chief Financial Officer
Randy Nilsen	54	Chief Sales Officer
Eduardo Azcarate	48	Chief Business Development Officer
Jose Perez-Villarreal	59	Chief Administrative and Compliance Officer and Secretary
Joseph Aguilar	58	Chief Operating Officer

Robert Lisy has served as a director of International Money Express, Inc. since 2018. Mr. Lisy served as a director of Merger Sub 2’s predecessor entities from 2009 to 2018. Mr. Lisy is the Chief Executive Officer, President, and Chairman of the Board of Directors of International Money Express, Inc. and its predecessors, which he joined in 2009. Mr. Lisy has 28 years of experience in the retail financial services and electronic payment processing industry in various positions, including four years as the Chief Marketing and Sales Officer of Vigo Remittance Corp., a money transfer and bill payments service in the United States and internationally, and over seven years at Western Union in various sales, marketing and operational positions of increasing responsibility. Mr. Lisy was a founding partner of Direct Express/Paystation America, which offered, among other things, prepaid debit cards to federal benefit recipients, where he served as Chief Operating Officer and on the board of directors. He was an integral part in the efforts to successfully sell Direct Express in 2000 to American Payment Systems. Mr. Lisy holds a bachelor’s degree from Cleveland State University.
Tony Lauro II, Chief Financial Officer, has served as the Chief Financial Officer of International Money Express, Inc. since 2018. Mr. Lauro joined Intermex as Chief Financial Officer in March 2018. Prior to joining Intermex, Mr. Lauro served as the President and Chief Financial Officer of Cognical, Inc., which offers consumers point-of-sale financing at furniture, appliance and electronics retailers. Mr. Lauro served at Cognical from June 2016 to November 2017. From September 2013 to May 2016, Mr. Lauro served as the Chief Financial Officer of the Merchant Services division of JP Morgan Chase. While at Chase, Mr. Lauro also served as Chairman of the board of directors at Merchant Link, a joint venture of JP Morgan Chase and First Data Corp. Mr. Lauro also served in divisional CFO roles at the Royal Bank of Scotland, Citizens Bank and Capital One Financial. Mr. Lauro holds a bachelor’s degree in Finance from James Madison University and a master’s degree in business administration (“MBA”) from the College of William and Mary, Mason School of Business.

Index
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
Joseph Aguilar, Chief Operating Officer, joined International Money Express, Inc. in September 2019 as Chief Operating Officer. Prior to joining Intermex, Mr. Aguilar was a senior executive at Sigue Corporation; starting in 2005 as the Chief Auditor, where he established the Internal Audit function for its U.S. and Mexico Operations. Following several successful audit cycles, he was promoted to Chief Operating Officer, responsible for all operations and technology functions of the global organization. In 2014, Mr. Aguilar was promoted to President of SGS, Ltd. UK, the International Division of Sigue Corporation, with responsibility for all aspects of the business in the EU, Eastern Europe, Africa, Asia and South Asia. Prior to his roles at Sigue Corporation, Mr. Aguilar held senior roles at BBVA Bancomer, California Commerce Bank and Dai-Ichi Kangyo Bank of California. Mr. Aguilar holds a bachelor’s degree in English from University of California at Santa Barbara.

Index
PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for the Company’s Common Stock
Our common stock began trading on the Nasdaq Capital Market on July 27, 2018 under the symbol "IMXI". As of December 31, 2019, our common stock continues to be traded in the Nasdaq Capital Market.
As of March 5, 2020, there were 138 holders of record of Common Stock.
Following the Merger, we have not declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our common stock. In addition, the terms of our credit facility include restrictions on our ability to issue dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of our credit facilities’ restrictions on our subsidiaries’ ability to pay dividends or other payments to us. Any payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon, among other factors, the Company’s earnings, financial condition, current and anticipated capital requirements, plans for expansion, level of indebtedness and contractual restrictions. The payment of future cash dividends, if any, would be made only from assets legally available.
Performance Graph
The Company's peer group (“Peer Group”) consists of companies that are in the money remittance and payment industries and is comprised of the following: MoneyGram, Euronet, and Western Union.
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividends reinvested basis, for (1) the Company’s common stock, (2) the Total Return Index for U.S. Companies traded on the Nasdaq Global Select Market (“the Market Group”) and (3) our Peer Group, for the period from July 27, 2018 (the first day our common stock was separately traded) through December 31, 2019. The graph assumes the value of the investment in our common stock and each index was $100 on July 27, 2018 and that all dividends were reinvested. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. Note that historic stock price performance is not necessarily indicative of future stock price performance.
COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG INTERNATIONAL MONEY EXPRESS, INC.,
NASDAQ INDEX AND PEER GROUP INDEX

The following table is a summary of the monthly cumulative total return for the day our stock began trading on the Nasdaq through:

	7/27/2018	9/30/2018	12/31/2018	3/31/2019	6/30/2019	9/30/2019	12/31/2019
International Money Express, Inc.	100	120.20	119.60	116.60	141.00	137.40	120.40
NASDAQ Stock Market (US Companies)	100	104.50	86.94	100.98	105.35	105.68	118.33
Peer Group	100	98.76	92.46	112.47	127.38	130.10	145.31

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

Index
ITEM 6. SELECTED FINANCIAL DATA
The information set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. For the purposes hereof, the term “Successor Company” refers to the Company after the Merger and the term “Predecessor Company” refers to Intermex prior to the Merger. The following table presents our selected consolidated financial data for the following periods described below:

	Successor Company			Predecessor Company
(in thousands, except for share data)	Year Ended December 31, 2019	Year Ended December 31, 2018	Period from February 1, 2017 to December 31, 2017	Period from January 1, 2017 to January 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Income Statement Data:
Revenues	$319,601	$273,901	$201,039	$14,425	$165,395	$124,199
Operating expenses	283,159	260,829	199,231	19,332	142,371	110,015
Operating income (loss)	36,442	13,072	1,808	(4,907)	23,024	14,184
Interest Expense	8,510	18,448	11,448	614	9,540	4,234
Income (loss) before taxes	27,932	(5,376)	(9,640)	(5,521)	13,484	9,950
Income tax provision (benefit)	8,323	1,868	534	(2,203)	4,084	4,192
Net income (loss)	$19,609	$(7,244)	$(10,174)	$(3,318)	$9,400	$5,758
Earnings (loss) per share - basic and diluted	$0.52	$(0.28)	$(0.59)
Cash dividends declared	$—	$—	$20,178	$—	$1,287	$18,145

Non-GAAP data:
Adjusted Net Income	$32,559	$18,362	$10,767	$788	$11,771	$7,263
Adjusted EBITDA	$57,622	$47,144	$31,072	$2,309	$27,101	$18,761
Adjusted earnings per share - basic and diluted	$0.87	$0.72	$0.62

Cash Flow Data:
Net cash provided by operating activities	$52,534	$19,838	$7,417	$8,652	$22,396	$4,465
Net cash used in investing activities	$(6,719)	$(5,451)	$(5,275)	$(249)	$(3,012)	$(2,065)
Net cash (used in) provided by financing activities	$(32,944)	$(1,113)	$12,927	$(2,000)	$(558)	$(3,019)

	Successor Company			Predecessor Company
(in thousands)	As of December 31, 2019	As of December 31, 2018	As of December 31, 2017	As of December 31, 2016	As of December 31, 2015
Balance Sheet Data:
Cash	$86,117	$73,029	$59,156	$37,601	$18,925
Total assets	$227,306	$225,839	$216,579	$118,774	$89,802
Long-term debt	$87,623	$113,326	$108,053	$77,183	$40,633
Total liabilities	$171,339	$181,366	$180,677	$115,515	$60,829
Stockholders' equity	$55,967	$44,473	$35,902	$3,259	$28,973

The following table presents the reconciliation of Net Income (Loss), our closest GAAP measure, to Adjusted Net Income.

	Successor Company			Predecessor Company
	Year Ended December 31, 2019	Year Ended December 31, 2018	Period from February 1, 2017 to December 31, 2017	Period from January 1, 2017 to January 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net Income (Loss)	$19,609	$(7,244)	$(10,174)	$(3,318)	$9,400	$5,758

Adjusted for:
Transaction costs (a)	—	10,319	8,706	3,917	901	1,609
Incentive units plan (b)	—	4,735	1,846	—	—	—
Change in control adjustment for stock options (c)	—	—	—	2,813	—	—
Share-based compensation, 2018 plan (d)	2,609	1,091	—	—	—	—
Offering costs (e)	1,669	—	—	—	—	—
Transition expenses (f)	—	348	—	—	—	—
Management fee (g)	—	585	715	—	—	—
TCPA Settlement (h)	3,736	192	—	—	—	—
Costs related to registering stock underlying warrants (i)	—	615	—	—	—	—
Other employee severance (j)	172	106	—	—	—	—
One-time adjustment - bank fees (k)	—	—	642	—	—	—
One-time incentive bonuses (l)	—	—	514	—	—	—
Other charges and expenses (m)	305	410	196	104	646	515
Adjusted deferred taxes for the Act (n)	—	—	656
Write-off of debt issuance costs (o)	—	—	—	—	2,322	274
Amortization of other intangibles (p)	9,248	12,392	14,536	—	—	—
Income tax benefit related to adjustments (q)	(4,789)	(5,187)	(6,870)	(2,728)	(1,498)	(893)
Adjusted Net Income	$32,559	$18,362	$10,767	$788	$11,771	$7,263

The following table presents the reconciliation Net Income (Loss), our closest GAAP measure, to Adjusted EBITDA.

	Successor Company			Predecessor Company
	Year Ended December 31, 2019	Year Ended December 31, 2018	Period from February 1, 2017 to December 31, 2017	Period from January 1, 2017 to January 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Net Income (Loss)	$19,609	$(7,244)	$(10,174)	$(3,318)	$9,400	$5,758

Adjusted for:
Interest expense	8,510	18,448	11,448	614	9,540	4,234
Income tax provision (benefit)	8,323	1,868	534	(2,203)	4,084	4,192
Depreciation and amortization	12,689	15,671	16,645	382	2,530	2,453
EBITDA	49,131	28,743	18,453	(4,525)	25,554	16,637
Transaction costs (a)	—	10,319	8,706	3,917	901	1,609
Incentive units plan (b)	—	4,735	1,846	—	—	—
Change in control adjustment for stock options (c)	—	—	—	2,813	—	—
Share-based compensation, 2018 plan (d)	2,609	1,091	—	—	—	—
Offering costs (e)	1,669	—	—	—	—	—
Transition expenses (f)	—	348	—	—	—	—
Management fee (g)	—	585	715	—	—	—
TCPA Settlement (h)	3,736	192	—	—	—	—
Costs related to registering stock underlying warrants (i)	—	615	—	—	—	—
Other employee severance (j)	172	106	—	—	—	—
One-time adjustment - bank fees (k)	—	—	642	—	—	—
One-time incentive bonuses (l)	—	—	514	—	—	—
Other charges and expenses (m)	305	410	196	104	646	515
Adjusted EBITDA	$57,622	$47,144	$31,072	$2,309	$27,101	$18,761

(a)Represents direct costs related to the Merger and Stella Point acquisition, which were expensed as incurred and included as “transaction costs” in our consolidated statements of operations and comprehensive income (loss). The year ended December 31, 2018 includes $10.3 million related to the Merger. Costs related to the Stella Point acquisition amount to $8.7 million for the Successor Period from February 1, 2017 to December 31, 2017, $3.9 million for the Predecessor Period from January 1, 2017 to January 31, 2017, and $0.9 million and $1.6 million for the Predecessor years ended December 31, 2016 and 2015, respectively. These costs consist primarily of legal, consulting, accounting, advisory fees and certain incentive bonuses.
(b)In connection with the Stella Point acquisition, Class B, C and D incentive units were granted to our employees by Interwire LLC. The Successor Periods included expense regarding these incentive units, which became fully vested and were paid out upon the Closing Date of the Merger. As a result, employees no longer hold profit interests following the Merger.
(c)Represents $2.8 million related to stock options issued by the Predecessor Company, which vested upon the Stella Point acquisition.
(d)Stock options and restricted stock were granted to employees and independent directors of the Company. The Company recorded $2.6 million and $1.1 million of expense related to share-based compensation for the years ended December 31, 2019 and 2018, respectively.
(e)The Company incurred $1.7 million of expenses during the year ended December 31, 2019 for professional and legal fees in connection with the Offer for the Company’s outstanding warrants and the Secondary Offering of the Company’s common stock.
(f)Represents recruiting fees and severance costs related to managerial changes in connection with becoming a publicly-traded company in 2018.
(g)Represents payments under our management agreement with Stella Point pursuant to which we paid a quarterly fee for certain advisory and consulting services. In connection with the Merger, this agreement was terminated.
(h)Represents charges for the settlements of lawsuits related to the TCPA, which included a $3.3 million settlement charge and $0.4 million in related legal fees during the year ended December 31, 2019, and $0.1 million settlement payment and $0.1 million in related legal fees during the year ended December 31, 2018.
(i)The Company incurred $0.6 million of expenses during the year ended December 31, 2018 for professional fees in connection with the registration of common stock underlying outstanding warrants.
(j)Represents $0.2 million and $0.1 million of severance costs incurred during the years ended December 31, 2019 and 2018, respectively, related to departmental changes.
(k)Represents a one-time expense we incurred in the 2017 Successor period to true-up the accrual for bank charges. The amount of $0.6 million relates to prior year bank changes, which were not considered material to any individual year.
(l)Represents one-time cash bonus paid to certain members of management in 2017 to recognize higher performance.
(m)Includes loss on disposal of fixed assets, foreign currency (gains) losses and legal expenses considered to be non-recurring. The year ended December 31, 2018 also includes a one-time adjustment related to the Company’s loyalty programs of $0.2 million, while the Predecessor Periods also include amortization of restricted stock awards.
(n)As a result of the changes to tax laws and tax rates under the Act, the Company recorded a provisional one-time increase in income tax expense of $0.7 million for the 2017 Successor Period, which consists primarily of the remeasurement of deferred tax assets and liabilities from 34% to 21%.
(o)Represents the portion of debt issuance costs that were written off as a result of refinancing our debt facilities.
(p)Represents the amortization of certain intangible assets that resulted from the application of push-down accounting.
(q)Represents the current and deferred tax impact of the taxable adjustments to net income using the Company’s blended federal and state tax rate for each period. Relevant tax-deductible adjustments include all adjustments to net income except for $1.7 million of offering costs for the year ended December 31, 2019, $4.3 million of non-deductible transaction costs and $4.7 million of non-deductible incentive units plan expense in the year ended December 31, 2018, $7.6 million of non-deductible transaction costs in the 2017 Successor Period, non-deductible incentive unit plan expense in each of the Successor Periods and adjustments to income taxes, which include the adjustment to deferred taxes for the Act in the 2017 Successor Period.

Index
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
Overview
We are a rapidly growing and leading money remittance services company focused primarily on the United States to Latin America and the Caribbean (“LAC”) corridor, which includes Mexico, Central and South America and the Caribbean. We utilize our proprietary technology to deliver convenient, reliable and value-added services to our customers through a broad network of sending and paying agents. Our remittance services, which include a comprehensive suite of ancillary financial processing solutions and payment services, are available in 50 states, Washington D.C., Puerto Rico and 13 provinces in Canada, where customers can send money to beneficiaries in 17 LAC countries and four countries in Africa. Our services are accessible in person through over 100,000 sending and paying agents and company-operated stores, as well as online and via Internet-enabled mobile devices. During 2019, we expanded our services to allow remittances to Africa from the United States and also began offering sending services from Canada to Latin America and Africa. Additionally, we have expanded our product and service portfolio to include online payment options, pre-paid debit cards and direct deposit payroll cards, which may present different cost, demand, regulatory and risk profiles relative to our core remittance business.
Money remittance services to LAC countries, primarily Mexico and Guatemala, are the primary source of our revenue. These services involve the movement of funds on behalf of an originating customer for receipt by a designated beneficiary at a designated receiving location. Our remittances to LAC countries are primarily generated in the United States by customers with roots in Latin American and Caribbean countries, many of whom do not have an existing relationship with a traditional full-service financial institution capable of providing the services we offer. We provide these customers with flexibility and convenience to help them meet their financial needs. Other customers who use our services may have access to traditional banking services, but prefer to use our services based on reliability, convenience and value. We generate money remittance revenue from fees paid by our customers (i.e., the senders of funds), which we share with our sending agents in the originating country and our paying agents in the destination country. Remittances paid in local currencies that are not pegged to the U.S. dollar also earn revenue through our daily management of currency exchange spreads.
Our money remittance services enable our customers to send and receive funds through our broad network of locations in the United States and, beginning in 2019, in Canada, that are primarily operated by third-party businesses, as well as 33 company-operated stores. Transactions are processed and payment is collected by our agent (“sending agent(s)”) and those funds become available for pickup by the beneficiary at the designated destination, usually within minutes, at any Intermex payer location (“paying agent(s)”). We refer to our sending agents and our paying agents as agents. In addition, our services are offered digitally through Intermexonline.com and via Internet-enabled mobile devices. We currently operate in the United States, Mexico, Guatemala, Canada and 15 additional countries in LAC corridor and four countries in Africa. Since January 2017 through December 31, 2019, we have grown our agent network by approximately 80% and increased our remittance transactions volume by more than 51%. In 2019, we processed approximately 28.6 million remittances, representing over 18% growth in transactions as compared to 2018.
As a non-bank financial institution in the United States, we are regulated by the Department of Treasury, the Internal Revenue Service, FinCEN, the Consumer Financial Protection Bureau (“CFPB”), the Department of Banking and Finance of the State of Florida and additionally by the various regulatory institutions of those states where we hold an operating license. We are duly registered as a Money Service Business (“MSB”) with FinCEN, the financial intelligence unit of the U.S. Department of the Treasury. We are also subject to a wide range of regulations in the United States and other countries, including anti-money laundering laws and regulations; financial services regulations; currency control regulations; anti-bribery laws; money transfer and payment instrument licensing laws; escheatment laws; privacy, data protection and information security laws, such as the Graham-Leach-Biley Act (“GLBA”); and consumer disclosure and consumer protection laws, such as the California Consumer Privacy Act (“CCPA”), enacted in 2018.
Key Factors and Trends Affecting our Business
Various trends and other factors have affected and may continue to affect our business, financial condition and operating results, including:
•competition in the markets in which we operate;

Index
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
•interest rate risk from elimination of LIBOR as a benchmark interest rate;
• our success in developing and introducing new products, services and infrastructure;
• customer confidence in our brand and in consumer money transfers generally;
• our ability to maintain compliance with the regulatory requirements of the jurisdictions in which we operate or plan to operate;
• international political factors or implementation of tariffs, border taxes or restrictions on remittances or transfers of money out of the United States or Canada;
• changes in tax laws and unfavorable outcomes of tax positions we take;
• political instability, currency restrictions and devaluation in countries in which we operate or plan to operate;
• consumer fraud and other risks relating to customers’ authentication;
• weakness in U.S. or international economic conditions;
• change or disruption in international migration patterns;
• our ability to protect our brand and intellectual property rights;
• our ability to retain key personnel; and
• changes in foreign exchange rates could impact consumer remittance activity.
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
Money remittance businesses have continued to be subject to strict legal and regulatory requirements, and we continue to focus on and regularly review our compliance programs. In connection with these reviews, and in light of regulatory complexity and heightened attention of governmental and regulatory authorities related to cybersecurity and compliance activities, we have made, and continue to make, enhancements to our processes and systems designed to detect and prevent cyber-attacks, consumer fraud, money laundering, terrorist financing and other illicit activity, along with enhancements to improve consumer protection, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and similar regulations outside the United States. In coming periods, we expect these enhancements will continue to result in changes to certain of our business practices and may result in increased costs.
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

Index
The market for money remittance services is very competitive. Our competitors include a small number of large money remittance providers, financial institutions, banks and a large number of small niche money remittance service providers that serve select regions. We compete with larger companies, such as Western Union, MoneyGram and Euronet and a number of other smaller MSB entities. We generally compete for money remittance agents on the basis of value, service, quality, technical and operational differences, commission structure and marketing efforts. As a philosophy, we sell credible solutions to our agents, not discounts or higher commissions, as is typical for the industry. We compete for money remittance customers on the basis of trust, convenience, service, efficiency of outlets, value, technology and brand recognition.
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

We will remain an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following January 19, 2022, the fifth anniversary of us becoming a publicly-traded company, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. As of June 30, 2019, the market value of our common stock that is held by non-affiliates approximated $214.8 million. As a result, beginning with this Annual Report on Form 10-K, we are now deemed an Accelerated filer, which will only accelerate our reporting deadlines with the SEC. This new designation does not affect our filing status as an emerging growth company.
On December 22, 2017, the U.S. enacted tax reform legislation known as H.R. 1, commonly referred to as the “Tax Cuts and Jobs Act” (the “Act”), resulting in significant modifications to existing law. Due to the timing of the Act and the complexity involved in applying the provisions of the Act, the Company made a reasonable estimate of the effects and recorded provisional amounts in the fourth quarter of 2017, which primarily included the impact of the remeasurement of the Company’s deferred tax balances to reflect the change in the corporate tax rate. As a result of the changes to tax laws and tax rates under the Act, the Company reduced its deferred tax asset as of December 31, 2017 by $0.6 million. All changes to the tax code that are effective as of January 1, 2018 have been applied by the Company in computing its income tax expense for the years ended December 31, 2019 and 2018. Additional guidance issued by the U.S. Treasury Department, the IRS and other standard-setting bodies may materially impact the provision for income taxes and effective tax rate in the period in which the guidance is issued.
Stella Point Acquisition
On February 1, 2016, Intermex and its majority owner at the time, Lindsay Goldberg LLC, entered into an agreement with Stella Point, acquirer, for the sale of Intermex. The Stella Point acquisition was accounted for as a business combination and became effective on February 1, 2017 for a cash purchase price of approximately $52.0 million, plus approximately $12.4 million of rollover equity from certain existing management holders, the assumption of approximately $78.0 million of Holdings’ outstanding debt and an additional funding of $5.0 million of Holdings’ debt. In connection with the Stella Point acquisition, we applied “push-down accounting” and the assets and liabilities were adjusted to fair value on the closing date of the transaction, February 1, 2017. As a result, our financial statement presentations distinguish between a predecessor period (“Predecessor”), for periods prior to the closing of the Stella Point acquisition, and a successor period (“Successor”), for periods subsequent to the closing of such transaction. The Successor’s financial statements reflect a new basis of accounting that is based on the fair value of assets acquired and liabilities assumed as of the transaction date. The consolidated financial statements presented herein are those of Successor from its inception on February 1, 2017 through December 31, 2019, and those of Predecessor for all periods prior to the transaction date. The Successor period may not be comparable to the Predecessor periods.

Index
The Merger
On July 26, 2018 (the “Closing Date”), International Money Express, Inc. (formerly FinTech Acquisition Corp. II) consummated the Merger by and among FinTech, Merger Sub 1, a wholly-owned subsidiary of FinTech, Merger Sub 2, a wholly-owned subsidiary of FinTech, Intermex, and SPC Intermex. In connection with the closing of the Merger, FinTech changed its name to International Money Express, Inc.
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
Secondary Offering
On September 11, 2019, the Company entered into an underwriting agreement with certain selling stockholders and several underwriters relating to the underwritten public offering of 5.2 million shares of the Company’s common stock, at a price to the public of $12.75 per share. Also, the underwriters purchased 782,608 additional shares of common stock at the same price as the initial shares under a 30-day option period granted by the selling stockholders. The closing of the offering occurred on September 16, 2019. The Company did not receive any proceeds from these sales of common stock.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are revenues, service charges from agents and banks, salaries and benefits and selling, general and administrative expenses. To help us assess our performance with these key indicators, we use Adjusted net income (loss), Adjusted earnings (loss) per share and Adjusted EBITDA as non-GAAP financial measures. We believe these non-GAAP measures provide useful information to investors and expanded insight to measure our revenue and cost performance as a supplement to our U.S.

Index
GAAP consolidated financial statements. See the “Adjusted Net Income (Loss) and Adjusted Earnings (Loss) per Share” and “Adjusted EBITDA” sections below for reconciliations of these non-GAAP financial measures to our net income (loss), the closest GAAP measure.
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
Other Selling, General and Administrative
General and administrative expenses primarily consist of fixed overhead expenses associated with our operations, such as information technology, rent expense, insurance, professional services, facilities maintenance and other similar types of expenses. A portion of these expenses relate to our 33 company-operated stores; however, the majority relate to the overall business and compliance for being a publicly traded company. Selling expenses include expenses such as advertising and promotion, provision for bad debt and expenses associated with increasing our network of agents. These expenses are expected to continue to increase in line with increase in revenues.
Transaction Costs
We incurred transaction costs associated with both the Stella Point acquisition and the Merger. These costs included all internal and external costs directly related to the transaction, consisting primarily of legal, consulting, accounting, advisory fees and certain incentive bonuses. Due to their significance, they are presented separately in our consolidated financial statements.
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
Non-Operating Expenses
Interest Expense
Interest expense consists primarily of interest associated with our debt, which consists of a term loan and revolving credit facility that were both refinanced on November 7, 2018 and subsequently amended on March 25, 2019. The effective interest rates for the year ended December 31, 2019 for the term loan and revolving credit facility were 7.62% and 9.23%, respectively. Interest on the term loan facility and revolving credit facility is determined by reference to either LIBOR or a “base rate”, in each case, plus an applicable margin of 4.50% per annum for LIBOR loans or 3.50% per annum for base rate loans. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum.

Index
Income tax provision (benefit)
Our income tax provision (benefit) includes the expected benefit of all deferred tax assets, including our net operating loss carryforwards. With few exceptions, our net operating loss carryforwards will expire from 2029 through 2037. The Stella Point acquisition was considered a change of ownership under Section 382 of the Internal Revenue Code. After the change of ownership, utilization of our net operating loss carryforwards is subject to annual limitations. After consideration of all evidence, both positive and negative, management has determined that no valuation allowance is required at December 31, 2019 and 2018 on the Company's U.S. federal or state deferred tax assets. However, a valuation allowance of $73.3 thousand has been recorded on deferred tax assets associated with Canadian net operating loss carryforwards. Our income tax provision (benefit) has been impacted by non-deductible expenses, including shared-based compensation and transaction costs. The Act, enacted in December 2017, reduced our federal corporate tax rate from 34% to 21% beginning in 2018.
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

Index
Results of Operations
For the purposes hereof, the term “Successor Company” refers to the Company after the Merger and the term “Predecessor Company” refers to Intermex prior to the Merger. The following table summarizes key components of our results of operations for the periods indicated:

	Successor Company			Predecessor Company
(in thousands, except for share data)	Year Ended December 31, 2019	Year Ended December 31, 2018	Period from February 1, 2017 to December 31, 2017	Period from January 1, 2017 to January 31, 2017
Revenues:
Wire transfer and money order fees, net	$273,081	$232,380	$169,796	$11,877
Foreign exchange gain	44,268	39,765	30,014	2,450
Other income	2,252	1,756	1,229	98
Total revenues	319,601	273,901	201,039	14,425

Operating expenses:
Service charges from agents and banks	212,670	182,471	135,569	9,441
Salaries and benefits	30,705	32,926	23,417	4,530
Other selling, general and administrative expenses	27,095	19,442	14,894	1,062
Transaction costs	—	10,319	8,706	3,917
Depreciation and amortization	12,689	15,671	16,645	382
Total operating expenses	283,159	260,829	199,231	19,332

Operating income (loss)	36,442	13,072	1,808	(4,907)

Interest expense	8,510	18,448	11,448	614

Income (loss) before income taxes	27,932	(5,376)	(9,640)	(5,521)

Income tax provision (benefit)	8,323	1,868	534	(2,203)

Net income (loss)	$19,609	$(7,244)	$(10,174)	$(3,318)

Earnings (loss) per share:
Basic and diluted	$0.52	$(0.28)	$(0.59)

Weighted-average common shares outstanding:
Basic	37,428,345	25,484,386	17,227,682
Diluted	37,594,158	25,484,386	17,227,682

Index
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Revenues
Revenues for the above periods are presented below:

	Successor Company
($ in thousands)	Year Ended December 31, 2019	% of Revenues	Year Ended December 31, 2018	% of Revenues
Revenues:
Wire transfer and money order fees, net	$273,081	85%	$232,380	84%
Foreign exchange gain	44,268	14%	39,765	15%
Other income	2,252	1%	1,756	1%
Total revenues	$319,601	100%	$273,901	100%
Wire transfer and money order fees, net of $273.1 million for the year ended December 31, 2019 increased by $40.7 million from $232.4 million for the year ended December 31, 2018. This increase of $40.7 million was primarily due to a 19% increase in transaction volume largely due to the continued growth in our agent network, which has grown by 10% from December 2018 to December 2019.
Revenues from foreign exchange of $44.3 million for the year ended December 31, 2019 increased by $4.5 million from $39.8 million for the year ended December 31, 2018. This increase was primarily due to higher transaction volume achieved by growth in our agent network.
Operating Expenses
Operating expenses for the above periods are presented below:

	Successor Company
($ in thousands)	Year Ended December 31, 2019	% of Revenues	Year Ended December 31, 2018	% of Revenues
Operating expenses:
Service charges from agents and banks	$212,670	67%	$182,471	67%
Salaries and benefits	30,705	10%	32,926	12%
Other selling, general and administrative expenses	27,095	8%	19,442	7%
Transaction costs	—	—%	10,319	4%
Depreciation and amortization	12,689	4%	15,671	6%
Total operating expenses	$283,159	89%	$260,829	96%
Service charges from agents and banks—Service charges from agents and banks were $212.7 million, or 67% of revenues, for the year ended December 31, 2019 compared to $182.5 million, or 67% of revenues, for the year ended December 31, 2018. The increase of $30.2 million was primarily due to the increase in transaction volume.
Salaries and benefits—Salaries and benefits were $30.7 million for the year ended December 31, 2019, a decrease of $2.2 million from $32.9 million for the year ended December 31, 2018. The decrease of $2.2 million is primarily due to $4.7 million of share-based compensation in the year ended December 31, 2018 related to the accelerated vesting of incentive units in connection with the Merger that did not reoccur in 2019. This decrease during the year ended December 31, 2019 was offset by $1.0 million in increased wages, largely in management and other areas to support our growing operations and a $1.5 million increase related to share-based compensation in connection with the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan.
Other selling, general and administrative expenses—Other selling, general and administrative expenses of $27.1 million for the year ended December 31, 2019 increased by $7.7 million from $19.4 million for the year ended December 31, 2018. The increase includes $3.7 million in settlement and legal fees associated with a TCPA class action lawsuit, $1.8 million of legal and other professional fees associated with the Company’s SEC filings, including the Offer for the Company’s outstanding warrants and a Secondary Offering of the Company’s common stock, $1.1 million of insurance premiums, property taxes and other operating expenses and $1.1 million in IT related expenses.

Index
Transaction costs— Transaction costs of $10.3 million for the year ended December 31, 2018 include costs related to the Merger, consisting primarily of employee bonuses, termination of management fee agreement, change in control fee to our lender and legal and other professional fees. There were no transaction costs for the year ended December 31, 2019.
Depreciation and amortization— Depreciation and amortization of $12.7 million for the year ended December 31, 2019 decreased by $3.0 million from $15.7 million for the year ended December 31, 2018. This decrease is due to $3.1 million less amortization related to the trade name, developed technology and agent relationships during the year ended December 31, 2019 as these intangibles are being amortized on an accelerated basis, which declines over time. This decrease was partially offset by an increase in depreciation of $0.1 million associated primarily with additional computer equipment to support our growing business and agent network.
Non-Operating Expenses
Interest expense— Interest expense was $8.5 million for the year ended December 31, 2019, a decrease of $9.9 million from $18.4 million for the year ended December 31, 2018. The decrease of $9.9 million was due to a reduction in the interest rates paid under the Credit Agreement, which accounted for $4.6 million, and the write-off of unamortized debt origination costs and a prepayment penalty of $3.5 million and $1.8 million, respectively, related to the November 2018 refinancing of our senior secured credit facility, which were recorded during the year ended December 31, 2018 and did not reoccur in 2019.
Income tax provision (benefit)— Income tax provision was $8.3 million for the year ended December 31, 2019, an increase of $6.4 million from an income tax provision of $1.9 million for the year ended December 31, 2018. The increase in the income tax provision was mainly due to an $8.5 million increase attributable to higher taxable income, offset by $1.6 million less non-deductible expenses and $0.5 million of write-offs of transaction costs and net operating losses and other items.
Net Income (Loss)
We had net income of $19.6 million for the year ended December 31, 2019 compared to net loss of $7.2 million for the year ended December 31, 2018 due primarily to the same factors discussed above.
Adjusted Net Income (Loss) and Adjusted Earnings (Loss) per Share
Adjusted Net Income (Loss) is defined as net income adjusted to add back certain charges and expenses, such as transaction costs, non-cash amortization resulting from push-down accounting, and non-cash compensation costs, as these charges and expenses are not considered a part of our core business operations and are not an indicator of ongoing, future company performance.
We present Adjusted Net Income (Loss) and Adjusted Earnings (Loss) per Share because we believe they are frequently used by analysts, investors and other interested parties to evaluate companies in our industry. Further, we believe they are helpful in highlighting trends in our operating results, because it excludes, among other things, certain results of decisions that are outside the control of management, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the jurisdictions in which we operate and capital investments.
Adjusted Net Income (Loss) is a non-GAAP financial measure and should not be considered as an alternative to operating income or net income as a measure of operating performance or cash flows or as a measure of liquidity. Non-GAAP financial measures are not necessarily calculated the same way by different companies and should not be considered a substitute for or superior to GAAP.
Adjusted Net Income for the year ended December 31, 2019 was $32.5 million, representing an increase of $14.2 million, or 77%, from Adjusted Net Income of $18.4 million for the year ended December 31, 2018. The increase in Adjusted Net Income was primarily due to the increase in revenues of $45.7 million and a decrease in interest expense and salaries and benefits, offset by an increase in service charges from agents and banks of $30.2 million as well as increases in other operating expenses to support the growth in our business.

Index
The following table presents the reconciliation of Net Income (Loss), our closest GAAP measure, to Adjusted Net Income:

(in thousands, except for share data)	Year Ended December 31, 2019	Year Ended December 31, 2018

Net Income (Loss)	$19,609	$(7,244)

Adjusted for:
Transaction costs (a)	—	10,319
Incentive units plan (b)	—	4,735
Share-based compensation, 2018 plan (c)	2,609	1,091
Offering costs (d)	1,669	—
Transition expenses (e)	—	348
Management fee (f)	—	585
TCPA Settlement (g)	3,736	192
Costs related to registering stock underlying warrants (h)	—	615
Other employee severance (i)	172	106
Other charges and expenses (j)	305	410
Amortization of other intangibles (k)	9,248	12,392
Income tax benefit related to adjustments (l)	(4,789)	(5,187)
Adjusted Net Income	$32,559	$18,362

Adjusted Earnings per share
Basic and diluted	$0.87	$0.72

Weighted-average common shares outstanding
Basic	37,428,345	25,484,386
Diluted	37,594,158	25,484,386

(a)Represents direct costs related to the Merger, which were expensed as incurred and included as “transaction costs” in our consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2018. These costs consist primarily of legal, consulting, accounting, advisory fees and certain incentive bonuses.
(b)In connection with the Stella Point acquisition, Class B, C and D incentive units were granted to our employees by Interwire LLC. The year ended December 31, 2018 included expense regarding these incentive units, which became fully vested and were paid out upon the Closing Date of the Merger. As a result, employees no longer hold profits interests following the Merger.
(c)Stock options and restricted stock were granted to employees and independent directors of the Company in connection with the completion of the Merger. The Company recorded $2.6 million and $1.1 million of expense related to share-based compensation for the years ended December 31, 2019 and 2018, respectively.
(d)The Company incurred $1.7 million of expenses during the year ended December 31, 2019 for professional and legal fees in connection with the Offer for the Company’s outstanding warrants and the Secondary Offering of the Company’s common stock.
(e)Represents recruiting fees and severance costs related to managerial changes in connection with becoming a publicly-traded company in 2018.
(f)Represents payments under our management agreement with Stella Point pursuant to which we paid a quarterly fee for certain advisory and consulting services. In connection with the Merger, this agreement was terminated.
(g)Represents charges for the settlements of lawsuits related to the TCPA, which included a $3.3 million settlement charge and $0.4 million in related legal fees during the year ended December 31, 2019, and $0.1 million settlement payment and $0.1 million in related legal fees during the year ended December 31, 2018.
(h)The Company incurred $0.6 million of expenses during the year ended December 31, 2018 for professional fees in connection with the registration of common stock underlying outstanding warrants.
(i)Represents $0.2 million and $0.1 million of severance costs incurred during the years ended December 31, 2019 and 2018, respectively, related to departmental changes.
(j)Includes loss on disposal of fixed assets, foreign currency (gains) losses and legal expenses considered to be non-recurring. The year ended December 31, 2018 also includes a one-time adjustment related to the Company’s loyalty programs of $0.2 million.
(k)Represents the amortization of certain intangible assets that resulted from the application of push-down accounting.

Index
(l)Represents the current and deferred tax impact of the taxable adjustments to net income using the Company’s blended federal and state tax rate for each period. Relevant tax-deductible adjustments include all adjustments to net income except for $1.7 million of offering costs for the year ended December 31, 2019, $4.3 million of non-deductible transaction costs and $4.7 million of non-deductible incentive units plan expense in the year ended December 31, 2018.

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
Adjusted EBITDA is a non-GAAP financial measure and should not be considered as an alternative to operating income or net income as a measure of operating performance or cash flows or as a measure of liquidity. Non-GAAP financial measures are not necessarily calculated the same way by different companies and should not be considered a substitute for or superior to U.S. GAAP. Some of these limitations include the following:
•Adjusted EBITDA does not reflect the significant interest expense, or the amounts necessary to service interest or principal payments on our Credit Agreement;
•Adjusted EBITDA does not reflect income tax provision (benefit), and because the payment of taxes is part of our operations, tax provision is a necessary element of our costs and ability to operate;
•Although depreciation and amortization are eliminated in the calculation of Adjusted EBITDA, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any costs of such replacements;
•Adjusted EBITDA does not reflect the noncash component of share-based compensation;
•Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters we consider not to be reflective, on a recurring basis, of our ongoing operations; and
•other companies in our industry may calculate Adjusted EBITDA or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.
We adjust for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as supplemental information.
Adjusted EBITDA for the year ended December 31, 2019 was $57.6 million, representing an increase of $10.5 million, or 22%, from $47.1 million for the year ended December 31, 2018. The increase in Adjusted EBITDA was primarily due to the increase in revenues of $45.7 million, offset by an increase in service charges from agents and banks of $30.2 million as well as increases in other operating expenses to support the growth in our business.

Index
The following table presents the reconciliation of Net Income (Loss), our closest GAAP measure, to Adjusted EBITDA:

(in thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018

Net Income (Loss)	$19,609	$(7,244)

Adjusted for:
Interest expense	8,510	18,448
Income tax provision	8,323	1,868
Depreciation and amortization	12,689	15,671
EBITDA	49,131	28,743
Transaction costs (a)	—	10,319
Incentive units plan (b)	—	4,735
Share-based compensation, 2018 plan (c)	2,609	1,091
Offering costs (d)	1,669	—
Transition expenses (e)	—	348
Management fee (f)	—	585
TCPA Settlement (g)	3,736	192
Costs related to registering stock underlying warrants (h)	—	615
Other employee severance (i)	172	106
Other charges and expenses (j)	305	410
Adjusted EBITDA	$57,622	$47,144
(a)Represents direct costs related to the Merger, which were expensed as incurred and included as “transaction costs” in our consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2018. These costs consist primarily of legal, consulting, accounting, advisory fees and certain incentive bonuses.
(b)In connection with the Stella Point acquisition, Class B, C and D incentive units were granted to our employees by Interwire LLC. The year ended December 31, 2018 included expense regarding these incentive units, which became fully vested and were paid out upon the Closing Date of the Merger. As a result, employees no longer hold profits interests following the Merger.
(c)Stock options and restricted stock were granted to employees and independent directors of the Company in connection with the completion of the Merger. The Company recorded $2.6 million and $1.1 million of expense related to share-based compensation for the years ended December 31, 2019 and 2018, respectively.
(d)The Company incurred $1.7 million of expenses during the year ended December 31, 2019 for professional and legal fees in connection with the Offer for the Company’s outstanding warrants and the Secondary Offering of the Company’s common stock.
(e)Represents recruiting fees and severance costs related to managerial changes in connection with becoming a publicly-traded company in 2018.
(f)Represents payments under our management agreement with Stella Point pursuant to which we paid a quarterly fee for certain advisory and consulting services. In connection with the Merger, this agreement was terminated.
(g)Represents charges for the settlements of lawsuits related to the TCPA, which included a $3.3 million settlement charge and $0.4 million in related legal fees during the year ended December 31, 2019 and $0.1 million settlement payment and $0.1 million in related legal fees during the year ended December 31, 2018.
(h)The Company incurred $0.6 million of expenses during the year ended December 31, 2018 for professional fees in connection with the registration of common stock underlying outstanding warrants.
(i)Represents $0.2 million and $0.1 million of severance costs incurred during the years ended December 31, 2019 and 2018, respectively, related to departmental changes.
(j)Includes loss on disposal of fixed assets, foreign currency (gains) losses and legal expenses considered to be non-recurring. The year ended December 31, 2018 also includes a one-time adjustment related to the Company’s loyalty programs of $0.2 million.

Index
Year Ended December 31, 2018 Compared to Successor Period Ended December 31, 2017 (“2017 Successor Period”) and Predecessor Period from January 1, 2017 to January 31, 2017 (“2017 Predecessor Period”) defined as “2017 Combined Period”
Revenues
Revenues for the above periods are presented below:

	Successor Company				Predecessor Company
($ in thousands)	Year Ended December 31, 2018	% of Revenues	Period from February 1, 2017 to December 31, 2017	% of Revenues	Period from January 1, 2017 to January 31, 2017	% of Revenues
Revenues:
Wire transfer and money order fees, net	$232,380	85%	$169,796	84%	$11,877	82%
Foreign exchange gain	39,765	14%	30,014	15%	2,450	17%
Other income	1,756	1%	1,229	1%	98	1%
Total revenues	$273,901	100%	$201,039	100%	$14,425	100%
Wire transfer and money order fees, net of $232.4 million for the year ended December 31, 2018 increased by $50.7 million from $181.7 million for the 2017 Combined Period, including $169.8 million from the 2017 Successor Period and $11.9 million from the 2017 Predecessor Period. This increase of 28% was primarily due to a 27% increase in transaction volume largely due to the continued growth in our agent network, which had grown by 21% from December 2017 to December 2018.
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
Service charges from agents and banks—Service charges from agents and banks were $182.5 million, or 67% of revenues, for the year ended December 31, 2018 compared to $145.0 million, or 67% of revenues, for the 2017 Combined Period, which included $135.6 million in the 2017 Successor Period and $9.4 million in the 2017 Predecessor Period, an increase of 26% from the 2017 Combined Period. The increase of $37.5 million was due to a 27% increase in transaction volume compared to the 2017 Combined Period, largely due to the continued growth in our agent network, which had grown by 21% from December 2017 to December 2018.
Salaries and benefits—Salaries and benefits were $32.9 million for the year ended December 31, 2018, an increase of $5.0 million from $27.9 million for the 2017 Combined Period, which included $23.4 million for the 2017 Successor Period and $4.5 million for the 2017 Predecessor Period. The increase of $5.0 million primarily related to share-based compensation due to the accelerated vesting of incentive units and the vesting of new options and restricted stock units that were granted in 2018 all in connection with the Merger. Also, higher commissions and bonuses were due to our favorable operating results, as well as higher salaries and benefits largely in management and compliance areas associated with our transition to a publicly-traded company.

Index
Other selling, general and administrative expenses—Other selling, general and administrative expenses of $19.4 million for the year ended December 31, 2018 increased by $3.4 million from $16.0 million for the 2017 Combined Period, which included $14.9 million for the 2017 Successor Period and $1.1 million for the 2017 Predecessor Period. The increase of $3.4 million was primarily due to an increase in professional fees of $2.0 million, which included $0.6 million associated with registration of common stock underlying outstanding warrants, $0.2 million in legal fees and settlement expense associated with a TCPA lawsuit and additional expenses to support our transition to a publicly-traded company. The remaining increase of $1.2 million largely related to our growing agent network, with increases in computer network maintenance costs, data communications expenses and related expenses.
Transaction costs—Transaction costs of $10.3 million for the year ended December 31, 2018 decreased by $2.3 million from $12.6 million for the 2017 Combined Period, which included $8.7 million for the 2017 Successor Period and $3.9 million for the 2017 Predecessor Period. Transaction costs for the year ended December 31, 2018 included costs related to the Merger, consisting primarily of employee incentive bonuses, termination of management fee agreement, change in control fee to our lender and legal and other professional fees, while costs for the 2017 Combined Period related to the Stella Point acquisition consisting primarily of employee incentive bonuses and legal and other professional fees.
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
Non-Operating Expenses
Interest expense—Interest expense was $18.4 million for the year ended December 31, 2018, an increase of $6.4 million, or 53%, from $12.0 million for the 2017 Combined Period, which includes $11.4 million for the 2017 Successor Period and $0.6 million for the 2017 Predecessor Period. This increase was primarily due to the prepayment penalty and write-off of unamortized debt origination costs related to the November 2018 refinancing of our senior secured credit facility, which were recorded within interest expense.
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
Net Income (Loss)
We had a net loss of $7.2 million for the year ended December 31, 2018, compared to a net loss of $13.5 million for the 2017 Combined Period, which includes $10.2 million from the 2017 Successor Period and $3.3 million from the 2017 Predecessor Period. The decrease in net loss is primarily due to the same factors discussed above.
Adjusted Net Income (Loss) and Adjusted Earnings (Loss) per Share
Adjusted Net Income for the year ended December 31, 2018 was $18.4 million, representing an increase of $6.8 million, or 59%, from $11.6 million in the 2017 Combined Period, consisting of $10.8 million in the 2017 Successor Period and $0.8 million in the 2017 Predecessor Period. The increase in Adjusted Net Income was primarily due to the increase in revenues of $58.4 million, less the increase in service charges from agents and banks of $37.5 million, increase in interest expense of $6.4 million, as well as increases in other operating expenses to support the growth in our business.

Index
The following table presents the reconciliation of Net Loss, our closest GAAP measure, to Adjusted Net Income:

	Successor Company		Predecessor Company
(in thousands, except for share data)	Year Ended December 31, 2018	Period from February 1, 2017 to December 31, 2017	Period from January 1, 2017 to January 31, 2017

Net Loss	$(7,244)	$(10,174)	$(3,318)

Adjusted for:
Transaction costs (a)	10,319	8,706	3,917
Incentive units plan (b)	4,735	1,846	—
Change in control adjustment for stock options (c)	—	—	2,813
Share-based compensation, 2018 plan (d)	1,091	—	—
Transition expenses (e)	348	—	—
Management fee (f)	585	715	—
TCPA Settlement (g)	192	—	—
Costs related to registering stock underlying warrants (h)	615	—	—
Other employee severance (i)	106	—	—
One-time adjustment - bank fees (j)	—	642	—
One-time incentive bonuses (k)	—	514	—
Other charges and expenses (l)	410	196	104
Adjusted deferred taxes for the Act (m)	—	656	—
Amortization of other intangibles (n)	12,392	14,536	—
Income tax benefit related to adjustments (o)	(5,187)	(6,870)	(2,728)
Adjusted Net Income	$18,362	$10,767	$788

Adjusted Earnings per share
Basic and Diluted	$0.72	$0.62

Weighted-average common shares outstanding
Basic and Diluted	25,484,386	17,227,682
(a)Represents direct costs related to the Merger and Stella Point acquisition, which are expensed as incurred and included as “transaction costs” in our consolidated statements of operations and comprehensive income (loss). The year ended December 31, 2018 includes $10.3 million related to the Merger. Costs related to the Stella Point acquisition amount to $8.7 million for the 2017 Successor Period and $3.9 million for the 2017 Predecessor Period. These costs consist primarily of legal, consulting, accounting, advisory fees and certain incentive bonuses directly related to the above transactions.
(b)In connection with the Stella Point acquisition, Class B, C and D incentive units were granted to our employees by Interwire LLC. The Successor Periods included expense regarding these incentive units, which became fully vested and were paid out upon the Closing Date of the Merger. As a result, employees no longer hold profits interests following the Merger.
(c)Represents $2.8 million related to stock options issued by the Predecessor company, which vested upon the Stella Point acquisition.
(d)Stock options and restricted stock were granted to employees and independent directors of the Company in connection with the completion of the Merger. The Company recorded $1.1 million of expense related to share-based compensation during the year ended December 31, 2018.
(e)Represents recruiting fees and severance costs related to managerial changes in connection with becoming a publicly-traded company.
(f)Represents payments under our management agreement with Stella Point pursuant to which we paid a quarterly fee for certain advisory and consulting services. In connection with the Merger, this agreement was terminated.
(g)Represents charges for the settlement of a lawsuit related to the TCPA, which included a $0.1 million settlement payment and $0.1 million in related legal expenses.
(h)The Company incurred $0.6 million of expenses during the year ended December 31, 2018 for professional fees in connection with the registration of common stock underlying outstanding warrants.
(i)Represents $0.1 million of severance costs related to departmental changes.

Index
(j)Represents a one-time expense we incurred in the 2017 Successor period to true-up the accrual for bank service charges. The amount of $0.6 million relates to prior year bank service changes, which were not considered material to any individual year.
(k)Represents one-time cash bonuses paid to certain members of management in 2017 to recognize higher performance.
(l)Includes loss on disposal of fixed assets, foreign currency (gains) losses and legal expenses considered to be non-recurring. The year ended December 31, 2018 also includes a one-time adjustment related to the Company’s loyalty programs of $0.2 million, while the 2017 Predecessor Period also includes amortization of restricted stock awards.
(m)As a result of the changes to tax laws and tax rates under the Act, the Company recorded a provisional one-time increase in income tax expense of $0.7 million for the 2017 Successor Period, which consists primarily of the remeasurement of deferred tax assets and liabilities from 34% to 21%.
(n)Represents the amortization of certain intangible assets that resulted from the application of push-down accounting.
(o)Represents the current and deferred tax impact of the relevant tax-deductible adjustments to net income (loss) using the Company’s blended federal and state tax rate for each period. Relevant tax-deductible adjustments include all adjustments to net income except for $4.3 million of non-deductible transaction costs and $4.7 million of non-deductible incentive units plan expense in the year ended December 31, 2018 and $7.6 million of non-deductible transaction costs in the 2017 Successor Period, non-deductible incentive unit plan expense in each of the Successor Periods and adjustments to income taxes, which include the adjustment to deferred taxes for the Act in the 2017 Successor Period.

Adjusted EBITDA
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
The following table presents the reconciliation of Net Loss, our closest GAAP measure, to Adjusted EBITDA:

	Successor Company		Predecessor Company
(in thousands)	Year Ended December 31, 2018	Period from February 1, 2017 to December 31, 2017	Period from January 1, 2017 to January 31, 2017
Net (loss) income	$(7,244)	$(10,174)	$(3,318)
Adjusted for:
Interest expense	18,448	11,448	614
Income tax provision (benefit)	1,868	534	(2,203)
Depreciation and amortization	15,671	16,645	382
EBITDA	28,743	18,453	(4,525)
Transaction costs (a)	10,319	8,706	3,917
Incentive units plan (b)	4,735	1,846	—
Change in control adjustment for stock options (c)	—	—	2,813
Share-based compensation, 2018 plan (d)	1,091	—	—
Transition expenses (e)	348	—	—
Management fee (f)	585	—	—
TCPA Settlement (g)	192	715	—
Costs related to registering stock underlying warrants (h)	615	—	—
Other employee severance (i)	106	—	—
One-time adjustment - bank fees (j)	—	642	—
One-time incentive bonuses (k)	—	514	—
Other charges and expenses (l)	410	196	104
Adjusted EBITDA	$47,144	$31,072	$2,309
(a)Represents direct costs related to the Merger and Stella Point acquisition, which are expensed as incurred and included as “transaction costs” in our consolidated statements of operations and comprehensive income (loss). The year ended December 31, 2018 includes

Index
$10.3 million related to the Merger. Costs related to the Stella Point acquisition amount to $8.7 million for the 2017 Successor Period and $3.9 million for the 2017 Predecessor Period. These costs consist primarily of legal, consulting, accounting, advisory fees and certain incentive bonuses directly related to the above transactions.
(b)In connection with the Stella Point acquisition, Class B, C and D incentive units were granted to our employees by Interwire LLC. The Successor Periods included expense regarding these incentive units, which became fully vested and were paid out upon the Closing Date of the Merger. As a result, employees no longer hold profits interests following the Merger.
(c)Represents $2.8 million related to stock options issued by the Predecessor company, which vested upon the Stella Point acquisition.
(d)Stock options and restricted stock were granted to employees and independent directors of the Company in connection with the completion of the Merger. The Company recorded $1.1 million of expense related to share-based compensation during the year ended December 31, 2018.
(e)Represents recruiting fees and severance costs related to managerial changes in connection with becoming a publicly-traded company.
(f)Represents payments under our management agreement with Stella Point pursuant to which we paid a quarterly fee for certain advisory and consulting services. In connection with the Merger, this agreement was terminated.
(g)Represents charges for the settlement of a lawsuit related to the TCPA, which included a $0.1 million settlement payment and $0.1 million in related legal expenses.
(h)The Company incurred $0.6 million of expenses during the year ended December 31, 2018 for professional fees in connection with the registration of common stock underlying outstanding warrants.
(i)Represents $0.1 million of severance costs related to departmental changes.
(j)Represents a one-time expense we incurred in the 2017 Successor period to true-up the accrual for bank service charges. The amount of $0.6 million relates to prior year bank service changes, which were not considered material to any individual year.
(k)Represents one-time cash bonuses paid to certain members of management in 2017 to recognize higher performance.
(l)Includes loss on disposal of fixed assets, foreign currency (gains) losses and legal expenses considered to be non-recurring. The year ended December 31, 2018 also includes a one-time adjustment related to the Company’s loyalty programs of $0.2 million, while the 2017 Predecessor Period also includes amortization of restricted stock awards.

Liquidity and Capital Resources
Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We consider liquidity in terms of cash flows from operations and their sufficiency to fund our operating and investing activities. To meet our payment service obligations at all times, we must have sufficient highly liquid assets and be able to move funds on a timely basis.
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
On August 23, 2017, we refinanced our then-existing credit facility with a new senior secured credit facility (“Senior Secured Credit Facility”), which consisted of (i) a five-year $20.0 million senior secured revolving credit facility (“Revolving Facility”), scheduled to mature on August 23, 2022 and (ii) a five-year $97.0 million senior secured term loan facility (“Term Facility”), scheduled to mature on August 23, 2022. Interest on the Term Facility and Revolving Facility was determined by reference to either LIBOR or a “base rate”, in each case plus an applicable margin of 9% per annum for LIBOR loans or 8% per annum for base rate loans.
On December 19, 2017, the Senior Secured Credit Facility was amended to allow for the change of control of Intermex pursuant to the Merger. Upon closing of the Merger, we were required to pay $1.5 million in fees to our lenders, which was expensed as transaction costs in the consolidated statement of operations and comprehensive income (loss) for year ended December 31, 2018 and funded by the proceeds received in the Merger.
On November 7, 2018 and further amended on December 7, 2018, the Company entered into a new financing agreement (the “Credit Agreement”) with, among others, certain of its domestic subsidiaries as borrowers and a group of banking institutions. The Credit Agreement provided for a $35.0 million revolving credit facility, a $90.0 million term loan facility and up to a $30.0 million incremental facility. The Credit Agreement also provides for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The proceeds of the Credit Agreement were used to repay existing indebtedness, for working capital purposes and to pay fees and expenses in connection with the transaction. The maturity date of the Credit Agreement is November 7, 2023. Upon execution of the Credit Agreement, the Company incurred a prepayment penalty of approximately $1.8 million under the Senior Secured Credit Facility, which was recognized as interest expense in the fourth quarter of 2018 in the consolidated statement of operations and comprehensive income

Index
(loss). In addition, in connection with the refinancing the Company wrote off approximately $3.5 million of debt origination costs related to the Senior Secured Credit Facility as interest expense during the fourth quarter of 2018.
On March 25, 2019, the Company entered into an Increase Joinder No 1 to the Credit Agreement (the “Increase Joinder”) under which the Company received $12.0 million from the incremental facility on April 29, 2019. The proceeds of the Increase Joinder were primarily used to pay for the cash portion of the Offer between April and May of 2019.
Interest on the term loan facility and revolving credit facility for the Credit Agreement is determined by reference to either LIBOR or a “base rate”, in each case plus an applicable margin of 4.50% per annum for LIBOR loans or 3.50% per annum for base rate loans. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum. The effective interest rates for the year ended December 31, 2019 for the term loan and revolving credit facility were 7.62% and 9.23%, respectively.
The principal amount of the term loan facility for the Credit Agreement must be repaid in consecutive quarterly installments of 5% in year 1, 7.5% in years 2 and 3, 10% in years 4 and 5, in each case on the last day of each quarter, which commenced in March 2019 with a final payment at maturity. The loans under the Credit Agreement may be prepaid at any time without payment or penalty.
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
As of December 31, 2019 and 2018, we were in compliance with the covenants of the Credit Agreement.
As of December 31, 2019, we had total indebtedness of $97.0 million, consisting of borrowings under the term loan facility and excluding debt origination costs of $2.4 million. There were $53.0 million of additional borrowings available under these facilities as of December 31, 2019.
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
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Successor Company			Predecessor Company
(in thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018	Period from February 1, 2017 to December 31, 2017	Period from January 1, 2017 to January 31, 2017
Statement of Cash Flows Data:
Net cash provided by operating activities	$52,534	$19,838	$7,417	$8,652
Net cash used in investing activities	(6,719)	(5,451)	(5,275)	(249)
Net cash (used in) provided by financing activities	(32,944)	(1,113)	12,927	(2,000)
Effect of exchange rate changes on cash	217	(40)	98	(16)
Net increase in cash and restricted cash	13,088	13,234	15,167	6,387
Cash and restricted cash, beginning of the period	$73,029	$59,795	$44,628	38,241
Cash and restricted cash, end of the period	$86,117	$73,029	$59,795	$44,628
Operating Activities
Net cash provided by operating activities was $52.5 million for the year ended December 31, 2019, an increase of $32.7 million from $19.8 million for the year ended December 31, 2018. The increase of $32.7 million is a result of additional cash generated by our operating

Index
results for the year ended December 31, 2019, which were positively impacted by the further growth of the business, and also $15.5 million related to changes in working capital.
Net cash provided by operating activities was $19.8 million for the year ended December 31, 2018, an increase of $3.7 million from $16.1 million for the 2017 Combined Period, which includes $7.4 million for the 2017 Successor Period and $8.7 million for the 2017 Predecessor Period. The increase of $3.7 million in 2018 was primarily due to the growth of the business and was impacted by non-recurring costs related to the Stella Point acquisition, which were paid during the 2017 Successor Period and were higher than those incurred for the Merger during the year ended December 31, 2018. These increases were offset by additional costs incurred in the debt refinancing during the year ended December 31, 2018, which were not present in the 2017 Combined Period.
Investing Activities
Net cash used in investing activities was $6.7 million for the year ended December 31, 2019, an increase of $1.2 million from $5.5 million for the year ended December 31, 2018. This increase in cash used was primarily due to higher purchases of property and equipment during the year ended December 31, 2019 consistent with the growth of our agent network and IT department infrastructure.
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
Financing Activities
Net cash used in financing activities was $32.9 million for the year ended December 31, 2019, which primarily consisted of $30.0 million in revolving credit line repayments, $10.0 million related to payments made in connection with the Offer and $5.0 million quarterly payments due on the term loan, offset by $12.0 million in borrowings under the Increase Joinder.
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
Contractual Obligations
The following table includes aggregated information about contractual obligations that affect our liquidity and capital needs. At December 31, 2019, our contractual obligations over the next several periods were as follows:

(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Debt, principal payments	$97,044	$7,661	$17,877	$71,506	$—
Interest payments	$20,761	6,121	10,716	3,924	—
Non-cancelable operating leases	$6,064	1,498	2,259	1,645	662
Total	$123,869	$15,280	$30,852	$77,075	$662

Our consolidated balance sheet reflects $94.7 million of debt as of December 31, 2019, as the principal payment obligations of $97.0 million are gross of unamortized debt origination costs. The above table reflects the principal and interest of the revolver and term loan under the Credit Agreement that will be paid through the maturity of the debt using the rates in effect on December 31, 2019 and assuming no voluntary prepayments of principal.
Non-cancelable operating leases include various office leases, including our office headquarters.

Index
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements, such as guarantee contracts, retained or contingent interests, certain derivative instruments and variable interest entities that either have, or are reasonably likely to have, a current or future material effect on our consolidated financial statements.
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
Revenue Recognition
Revenues for wire transfer and money order fees are recognized at the time the transaction is processed. The Company acts as the principal for these transactions as the Company controls the service at all times prior to transferring the funds to the beneficiary, is primarily responsible for fulfilling the customer contracts, has the risk of loss and has the ability to establish transaction prices. Therefore, these fees are recognized on a gross basis equal to the full amount of the fee charged to the customer. These fees also vary by transaction primarily depending upon, the principal amount sent, the send and receive locations, as well as the respective currencies of the send and receive locations. Foreign exchange gain, which represents the difference between the exchange rate set by the Company and the rate realized, is recognized upon the disbursement of U.S. dollars to the foreign bank. Other income primarily represents revenues for technology services provided to the independent network of agents who utilize the Company’s technology in processing transactions and check cashing services, for which revenue is derived by a fee per transaction.
On January 1, 2019, the Company adopted the new accounting standard, Revenue from Contracts with Customers, as amended, which modified the existing accounting standards for revenue recognition. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 4, "Revenue Recognition Standard" for further information about the impact of the adoption of this new accounting standard.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded upon initiation of the wire transfer and are typically due to us within five days. We maintain an allowance for doubtful accounts for estimated losses resulting primarily from the inability of our sending agents to make required payments. When preparing these estimates, we consider a number of factors, including the aging of a sending agent’s account, creditworthiness of specific sending agents, historical trends and other information. We review our allowance for doubtful accounts policy periodically, reflecting current risks and changes in industry conditions and, when necessary, will increase our allowance for doubtful accounts and recognize a provision for bad debt expense, included in other selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).
Goodwill and Intangible Assets
Goodwill and intangible assets result primarily from business combination acquisitions. Intangible assets include agent relationships, trade name, developed technology and other intangibles, all with finite lives. Our agent relationships, trade name and developed technology are currently amortized utilizing an accelerated method over their estimated useful lives. Other intangible assets are amortized straight-line over a useful life of 10 years. Upon the acquisition, the purchase price is first allocated to identifiable assets and liabilities, including the trade name and other intangibles, with any remaining purchase price recorded as goodwill.
Goodwill is not amortized, rather, an impairment test is conducted on an annual basis, at the beginning of the fourth quarter, or more frequently if indicators of impairment are present, which are determined based on a qualitative assessment. A qualitative assessment includes consideration of the economic, industry and market conditions in addition to our overall financial performance and the performance of these assets. Based on the results of our assessment, no indicators of impairment were noted. Accordingly, no further impairment testing was completed, and no impairment charges related to goodwill were recognized during the years ended December 31, 2019 and 2018.

Index
We review for impairment indicators of finite-lived intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment indicators noted for long-lived assets, including amortizable intangible assets for the years ended December 31, 2019 and 2018.
Income Taxes
We account for income taxes in accordance with GAAP which require, among other things, recognition of future tax benefits measured at enacted tax rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not.
We account for tax contingencies by assessing all material positions, including all significant uncertain positions, for all tax years that are open to assessment or challenge under tax statutes. Those positions that have only timing consequences are separately analyzed based on the recognition and measurement model provided in the tax guidance.
As required by the uncertain tax position guidance, we recognize the financial statement benefit of a position only after determining that the relevant tax authority would more likely than not sustain the positions following an audit. For tax positions meeting the more likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We are subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal or state and local income tax examinations by tax authorities for the years before 2015. We apply the uncertain tax position guidance to all tax positions for which the statute of limitations remains open. Our policy is to classify interest accrued as interest expense and penalties as operating expenses.
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
We are exposed to changes in currency rates as a result of our investments in foreign operations and revenues generated in currencies other than the U.S. dollar. Revenues and profits generated by international operations will increase or decrease because of changes in foreign currency exchange rates. This foreign currency risk is related primarily to our operations in Mexico and Guatemala. Revenues from these operations represent less than 3% of our consolidated revenues for the year ended December 31, 2019. Therefore, a 10% increase or decrease in these currency rates against the U.S. Dollar would result in a minimal change to our overall operating results.
The spot and average exchange rates for Mexico, Guatemala and Canada currencies to U.S. dollar are as follows:

	2019		2018		2017
	Spot(1)	Average(2)	Spot(1)	Average	Spot(1)	Average
Mexico Peso/Dollar	18.86	19.23	19.65	19.22	19.72	18.91
Guatemala Quetzal/Dollar	7.69	7.69	7.73	7.52	7.35	7.35
Canadian Dollar(3)	1.31	1.33	—	—	—	—

(1)Spot exchange rates are as of December 31, 2019, 2018 and 2017.
(2)Average exchange rates are for the years ended December 31, 2019, 2018 and 2017.
(3)We commenced operations in Canada during 2019, therefore we did not include information prior to this year.

Long-term sustained appreciation of the Mexican peso or Guatemalan quetzal as compared to the U.S. dollar could affect our margins.

Index
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
As of December 31, 2019, we had $97.0 million in outstanding borrowings under the term loan. A hypothetical 1% increase or decrease in the interest rate on our indebtedness as of December 31, 2019 would have increased or decreased cash interest expense on our term loan by approximately $1.0 million per annum.
Credit Risk
We maintain certain cash balances in various U.S. banks, which at times, may exceed federally insured limits. We have not incurred any losses on these accounts. In addition, we maintain various bank accounts in Mexico, Guatemala and Canada, which are not insured. We have not incurred any losses on these uninsured accounts. To manage our exposures to credit risk with respect to cash balances and other credit risk exposures resulting from our relationships with banks and financial institutions, we regularly review cash concentrations, and we attempt to diversify our cash balances among global financial institutions.
We are also exposed to credit risk related to receivable balances from sending agents. We perform a credit review before each agent signing and conduct ongoing analyses of sending agents and certain other parties we transact with directly. As of December 31, 2019, we also had $1.3 million outstanding of notes receivable from sending agents. Most of the notes are collateralized by personal guarantees from the sending agents and by assets from their businesses.
Our bad debt expense was approximately $1.6 million for the year ended December 31, 2019 (0.5% of total revenues in 2019), $1.2 million for the year ended December 31, 2018 (0.5% of total revenues in 2018) and $1.5 million for the 2017 Combined Period (0.7% of total revenues for the 2017 Combined Period).

Index
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Audited Consolidated Financial Statements as of December 31, 2019 and 2018 and for the years ended December 31, 2019 and 2018, the Successor Period of February 1, 2017 through December 31, 2017 and Predecessor Period of January 1, 2017 through January 31, 2017.

Index
Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
International Money Express, Inc.
Miami, Florida

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of International Money Express, Inc. (the “Company”) and subsidiaries as of December 31, 2019 and 2018 (successor Company), the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years ended December 31, 2019 and 2018 (successor period), for the periods from February 1, 2017 through December 31, 2017 (successor period), and from January 1, 2017 through January 31, 2017 (predecessor period), and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2019 and 2018 (successor Company), and the results of their operations and their cash flows for the years ended December 31, 2019 and 2018 (successor period), for the periods from February 1, 2017 through December 31, 2017 (successor period), and from January 1, 2017 through January 31, 2017 (predecessor period), in conformity with accounting principles generally accepted in the United States of America.

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

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Miami, Florida

March 11, 2020

INTERNATIONAL MONEY EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	Successor Company December 31,
	2019	2018
ASSETS
Current assets:
Cash	$86,117	$73,029
Accounts receivable, net of allowance of $759 and $842, respectively	39,754	35,795
Prepaid wires	18,201	26,655
Prepaid expenses and other current assets	4,155	3,171
Total current assets	148,227	138,650
Property and equipment, net	13,282	10,393
Goodwill	36,260	36,260
Intangible assets, net	27,381	36,395
Deferred tax asset, net	741	2,267
Other assets	1,415	1,874
Total assets	$227,306	$225,839
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt, net	$7,044	$3,936
Accounts payable	13,401	11,438
Wire transfers and money orders payable	40,197	36,311
Accrued and other liabilities	23,074	16,355
Total current liabilities	83,716	68,040
Long-term liabilities:
Debt, net	87,623	113,326
Total long-term liabilities	87,623	113,326
Commitments and contingencies, see Note 15
Stockholders' equity:
Common stock $0.0001 par value; 230,000,000 shares authorized, 38,034,389 and 36,182,783 shares issued and outstanding as of December 31, 2019 and 2018, respectively	4	4
Additional paid-in capital	54,694	61,889
Retained earnings (accumulated deficit)	1,176	(17,418)
Accumulated other comprehensive income (loss)	93	(2)
Total stockholders' equity	55,967	44,473
Total liabilities and stockholders' equity	$227,306	$225,839

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL MONEY EXPRESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except for share data)

	Successor Company			Predecessor Company
	Year Ended December 31, 2019	Year Ended December 31, 2018	Period from February 1, 2017 to December 31, 2017	Period from January 1, 2017 to January 31, 2017

Revenues:
Wire transfer and money order fees, net	$273,081	$232,380	$169,796	$11,877
Foreign exchange gain	44,268	39,765	30,014	2,450
Other income	2,252	1,756	1,229	98
Total revenues	319,601	273,901	201,039	14,425

Operating expenses:
Service charges from agents and banks	212,670	182,471	135,569	9,441
Salaries and benefits	30,705	32,926	23,417	4,530
Other selling, general and administrative expenses	27,095	19,442	14,894	1,062
Transaction costs	—	10,319	8,706	3,917
Depreciation and amortization	12,689	15,671	16,645	382
Total operating expenses	283,159	260,829	199,231	19,332

Operating income (loss)	36,442	13,072	1,808	(4,907)

Interest expense	8,510	18,448	11,448	614

Income (loss) before income taxes	27,932	(5,376)	(9,640)	(5,521)

Income tax provision (benefit)	8,323	1,868	534	(2,203)

Net income (loss)	19,609	(7,244)	(10,174)	(3,318)

Other comprehensive income (loss)	95	—	(2)	(3)

Comprehensive income (loss)	$19,704	$(7,244)	$(10,176)	$(3,321)

Earnings (loss) per common share:
Basic and diluted	$0.52	$(0.28)	$(0.59)

Weighted-average common shares outstanding:
Basic	37,428,345	25,484,386	17,227,682
Diluted	37,594,158	25,484,386	17,227,682

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL MONEY EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except for share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Predecessor Company
Balance, December 31, 2016	81,879,165	819	70,011	(67,551)	(20)	3,259
Net loss	—	—	—	(3,318)	—	(3,318)
Share-based compensation	561	5	2,911	—	—	2,916
Adjustment from foreign currency translation, net	—	—	—	—	(3)	(3)
Balance, January 31, 2017	81,879,726	$824	$72,922	$(70,869)	$(23)	$2,854

Successor Company
Balance, February 1, 2017	17,227,682	$2	$64,408	$—	$—	$64,410
Net loss	—	—	—	(10,174)	—	(10,174)
Common dividend distributions	—	—	(20,178)	—	—	(20,178)
Share-based compensation	—	—	1,846	—	—	1,846
Adjustment from foreign currency translation, net	—	—	—	—	(2)	(2)
Balance, December 31, 2017	17,227,682	2	46,076	(10,174)	(2)	35,902
Net loss	—	—	—	(7,244)	—	(7,244)
Net equity infusion from reverse recapitalization	18,955,101	2	9,987	—	—	9,989
Share-based compensation	—	—	5,826	—	—	5,826
Balance, December 31, 2018	36,182,783	$4	$61,889	$(17,418)	$(2)	$44,473
Adoption of new accounting pronouncement	—	—	—	(1,015)	—	(1,015)
Warrant exchange	1,800,065	—	(10,031)	—	—	(10,031)
Net income	—	—	—	19,609	—	19,609
Issuance of common stock:						—
Exercise of stock options	30,349	—	227	—	—	227
Restricted stock units	21,192	—	—	—	—	—
Share-based compensation	—	—	2,609	—	—	2,609
Adjustment from foreign currency translation, net	—	—	—	—	95	95
Balance, December 31, 2019	38,034,389	$4	$54,694	$1,176	$93	$55,967

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL MONEY EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor Company			Predecessor Company
	Year Ended December 31, 2019	Year Ended December 31, 2018	Period from February 1, 2017 to December 31, 2017	Period from January 1, 2017 to January 31, 2017
Cash flows from operating activities:
Net income (loss)	$19,609	$(7,244)	$(10,174)	$(3,318)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,689	15,671	16,645	382
Share-based compensation	2,609	5,826	1,846	2,916
Provision for bad debts	1,626	1,236	1,401	84
Debt origination costs amortization	734	4,448	335	39
Deferred income tax provision (benefit), net	1,863	191	370	(2,214)
Debt extinguishment costs	—	1,843	—	—
Loss on disposal of property and equipment	265	216	128	12
Total adjustments	19,786	29,431	20,725	1,219
Changes in operating assets and liabilities:
Accounts receivable	(5,655)	14,337	(29,173)	3,612
Prepaid wires	8,805	(19,000)	(4,144)	7,849
Prepaid expenses and other assets	(659)	(2,080)	(1,011)	71
Wire transfers and money orders payable	3,416	(11,899)	27,638	(1,884)
Accounts payable and accrued other liabilities	7,232	16,293	3,556	1,103
Net cash provided by operating activities	52,534	19,838	7,417	8,652

Cash flows from investing activities:
Purchases of property and equipment	(6,469)	(5,331)	(4,351)	(249)
Net cash used in business acquisition	—	—	(924)
Acquisition of agent locations	(250)	(120)	—	—
Net cash used in investing activities	(6,719)	(5,451)	(5,275)	(249)

Cash flows from financing activities:
Borrowings under term loan	12,000	90,000	102,000	—
(Repayments) borrowings under revolving loan, net	(30,000)	10,000	12,000	(2,000)
Repayments of term loan	(4,956)	(95,788)	(76,212)	—
Debt origination costs	(240)	(3,487)	(4,683)	—
Debt extinguishment costs	—	(1,843)	—	—
Proceeds from reverse recapitalization		101,664	—	—
Cash consideration to Intermex shareholders		(101,659)	—	—
Cash paid in warrant exchange	(10,031)	—	—	—
Proceeds from exercise of options	283	—	—	—
Common dividend distributions	—	—	(20,178)	—
Net cash (used in) provided by financing activities	(32,944)	(1,113)	12,927	(2,000)

Effect of exchange rate changes on cash	217	(40)	98	(16)

Net increase in cash and restricted cash	13,088	13,234	15,167	6,387

Cash and restricted cash, beginning of the period	73,029	59,795	44,628	38,241

Cash and restricted cash, end of the period	86,117	73,029	59,795	44,628

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL MONEY EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Successor Company			Predecessor Company
	Year Ended December 31, 2019	Year Ended December 31, 2018	Period from February 1, 2017 to December 31, 2017	Period from January 1, 2017 to January 31, 2017
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,768	$10,703	$11,687	$659
Cash paid for income taxes	$4,870	$1,495	$400	$—
Restricted cash at end of period (included in Prepaid expenses and other current assets)	$—	$—	$640	$640

Supplemental disclosure of non-cash investing activity:
Agent business acquired in exchange for receivables	$85	$—	$640	$—

Supplemental disclosure of non-cash financing activities:
Issuance of common stock for cashless exercise of options	$21	$—	$—	$—
Intermex transaction accruals settled by acquisition proceeds	$—	$9,062	$—	$—
Net assets acquired in the Merger	$—	$922	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS OF PRESENTATION AND BUSINESS
On July 26, 2018 (the “Closing Date”), International Money Express, Inc. (formerly FinTech Acquisition Corp. II) consummated the previously announced transaction (the “Merger”) by and among FinTech Acquisition Corp. II, a Delaware corporation (“FinTech”), FinTech II Merger Sub Inc., a wholly-owned subsidiary of FinTech (“Merger Sub 1”), FinTech II Merger Sub 2 LLC, a wholly-owned subsidiary of FinTech (“Merger Sub 2”), Intermex Holdings II, Inc. (“Intermex”) and SPC Intermex Representative LLC (“SPC Intermex”) (see Note 3). As a result of the Merger, the separate corporate existence of Intermex ceased and Merger Sub 2 (which changed its name to International Money Express Sub 2, LLC in connection with the closing of the Merger) continued as the surviving entity. In connection with the closing of the Merger, FinTech changed its name to International Money Express, Inc. (the “Company”). Unless the context below otherwise provides, the “Company” refers to the combined company following the Merger and, together with their respective subsidiaries, “FinTech” refers to the registrant prior to the closing of the Merger and “Intermex” refers to Intermex Holdings II, Inc. prior to the closing of the Merger.
The Merger was accounted for as a reverse recapitalization where FinTech was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on the facts that following the Merger, the former stockholders of Intermex control the majority of the voting rights in respect of the board of directors of the Company, Intermex comprising the ongoing operations of the Company and Intermex’s senior management comprising the senior management of the Company. Accordingly, the Merger was treated as the equivalent of Intermex issuing stock for the net assets of FinTech, accompanied by a recapitalization. The net assets of FinTech were stated at historical cost, with no goodwill or other intangible assets resulting from the Merger. The consolidated assets, liabilities and results of operations prior to the Closing Date of the Merger are those of Intermex, and FinTech’s assets, liabilities and results of operations are consolidated with Intermex beginning on the Closing Date. The shares and corresponding capital amounts included in common stock and additional paid-in capital, pre-merger, have been retroactively restated as shares reflecting the exchange ratio in the Merger for all Successor periods (see below). The historical financial information and operating results of FinTech prior to the Merger have not been separately presented in these consolidated financial statements as they were not significant or meaningful.
The Company operates as a money transmitter, primarily between the United States of America (“U.S.”) and Mexico, Guatemala and other countries in Latin America and Africa through a network of authorized agents located in various unaffiliated retail establishments throughout the U.S.and 33 company-operated stores.
Stella Point Capital, LLC (“Stella Point”) acquired a majority interest in Intermex on February 1, 2017 as discussed in further detail in Note 3. In connection with the acquisition of Intermex by Stella Point, the Company applied “push-down” accounting and the assets and liabilities were adjusted to fair value on the closing date of the transaction, February 1, 2017. As a result, the Company's consolidated financial statement presentation distinguishes between a predecessor period ("Predecessor Company") for periods prior to the transaction, and a successor period ("Successor Company"), for periods subsequent to the transaction.
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
The accompanying financial statements in this Annual Report on Form 10-K are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. All significant inter-company balances and transactions have been eliminated. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).
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

Index
Earnings (Loss) per Share
Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for each period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares and common share equivalents outstanding for each period. Diluted earnings (loss) per share reflects the potential dilution that could occur if outstanding stock options and warrants at the presented dates are exercised and shares of restricted stock have vested, using the treasury stock method. Potential common shares are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss. Stock options, restricted stock units (“RSUs”) and warrants are anti-dilutive when the exercise price of these instruments is greater than the average market price of the Company’s common stock for the period.
Cash
Cash is comprised of deposits in U.S. and foreign banks. The Company recognizes interest income from its cash deposits on an accrual basis. The Company considers cash equivalents to be short term, highly liquid investments with maturities of three months or less.
Concentration of Credit Risk
The Company maintains certain of its cash balances in various U.S. banks, which at times, may exceed federally insured limits. The amount that exceeded the federally insured limits totaled $78.6 million and $61.4 million as of December 31, 2019 and 2018, respectively. The Company has not incurred any losses on these accounts. In addition, the Company maintains various bank accounts in Mexico, Guatemala and Canada, which are not insured. The Company has not incurred any losses on these uninsured foreign bank accounts, and management believes it is not exposed to any significant credit risk regarding these accounts. Cash balances were as follows (in thousands):

	December 31, 2019	December 31, 2018
Cash in U.S. dollars in U.S. banks	$80,736	$69,155
Cash in foreign banks and foreign currency	5,372	3,865
Petty cash	9	9
	$86,117	$73,029

Revenue Recognition
Revenues for wire transfer and money order fees are recognized at the time the transaction is processed. The Company acts as the principal for these transactions as the Company controls the service at all times prior to transfer the funds to the beneficiary, is primarily responsible for fulfilling the customer contracts, has the risk of loss and has the ability to establish transaction prices. Therefore, these fees are recognized on a gross basis equal to the full amount of the fee charged to the customer. These fees also vary by transaction primarily depending upon, the principal amount sent, the send and receive locations, as well as the respective currencies of the send and receive locations. Foreign exchange gain, which represents the difference between the exchange rate set by the Company and the rate realized, is recognized upon the disbursement of U.S. dollars to the foreign bank. Other income primarily represents revenues for technology services provided to the independent network of agents who utilize the Company’s technology in processing transactions and check cashing services, for which revenue is derived by a fee per transaction.
Refer to Note 4 for the discussion related to the adoption of the new revenue recognition guidance.
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

Index
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded upon initiation of the wire transfer and are typically due to the Company within five days. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its sending agents to make required payments. When preparing these estimates, management considers a number of factors, including the aging of a sending agent’s account, creditworthiness of specific sending agents, historical trends and other information. The Company reviews its allowance for doubtful accounts policy periodically, reflecting current risks and changes in industry conditions and when necessary, will increase its allowance for doubtful accounts and recognize a provision to bad debt expense, included in other selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). Accounts receivable that are more than 90 days past due are charged off against the allowance for doubtful accounts.
Prepaid Wires
Prepaid wires represent funds that are required at certain payer agent locations in advance of a transaction, which are typically utilized within a few days.
Other Prepaid Expenses, Other Current Assets and Other Assets
Other prepaid expenses, other current assets and other assets consist primarily of prepaid expenses, notes receivable (see Note 5), security deposits and deferred financing costs. Interest income on notes receivable is recognized on a cash basis due to uncertainty on receiving the interest payments.
Property and Equipment
Property and equipment, including leasehold improvements, are stated at cost, or the allocated fair value in purchase accounting, less accumulated depreciation and amortization. The costs of additions and betterments that substantially extend the useful life of an asset are capitalized and the expenditures for ordinary repairs and maintenance are expensed in the period incurred as part of other selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the lease term or the estimated useful life of the improvement, whichever is shorter. At the time depreciable assets are retired or otherwise disposed, the cost and the related accumulated depreciation of such assets are eliminated from the accounts and any gain or loss is recognized in the current period. The Company capitalizes costs incurred for the development of internal use computer software, which are depreciated over five years using the straight-line method.
Goodwill and Intangible Assets
Goodwill and Intangible assets result primarily from business combination acquisitions. Intangible assets include agent relationships, trade name, developed technology and other intangibles, all with finite lives. Other intangibles primarily relate to the acquisition of certain agent locations. Upon the acquisition, the purchase price is first allocated to identifiable assets and liabilities, including the trade name and other intangibles, with any remaining purchase price recorded as goodwill.
Goodwill is not amortized, rather, an impairment test is conducted on an annual basis, in the fourth quarter, or more frequently if indicators of impairment are present, which are determined through a qualitative assessment. A qualitative assessment includes consideration of the economic, industry and market conditions in addition to the overall financial performance of the Company and these assets. Based on the results of the assessment, no indicators of impairment were noted. Accordingly, no further impairment testing was completed, and no impairment charges related to goodwill were recognized during all periods presented in the consolidated financial statements.
The Company’s agent relationships, trade name and developed technology are amortized utilizing an accelerated method over their estimated useful lives of 15 years. Other intangible assets are amortized on a straight-line basis over a useful life of 10 years. The Company reviews for impairment indicators of finite-lived intangibles and other long-lived assets as described below in "Impairment of Long-Lived Assets."

Index
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
Debt Origination Costs
The Company incurred debt origination costs related to the credit agreement, consisting of a term loan and a revolving credit facility and amortizes these costs over the life of the related debt using the straight-line method, which approximates the effective interest method. The unamortized portion of debt origination costs related to the term loan is recorded on the consolidated balance sheets as an offset to the related debt, while deferred up-front commitment fees paid directly to the lender related to the revolving credit facility are recorded within other assets in the consolidated balance sheets. Amortization of debt origination costs is included as a component of interest expense in the consolidated statements of operations and comprehensive income (loss).
Advertising Costs
Advertising costs are included in other selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss) and are expensed as incurred. The Company incurred advertising costs of approximately $1.2 million, $1.8 million and $1.7 million for the years ended December 31, 2019 and 2018 and the Successor period from February 1, 2017 through December 31, 2017, respectively, and approximately $0.1 million for the Predecessor period from January 1, 2017 through January 31, 2017.
Income Taxes
The Company accounts for income taxes in accordance with GAAP which require, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not.
The Company accounts for tax contingencies by assessing all material positions, including all significant uncertain positions, for all tax years that are open to assessment or challenge under tax statutes. Those positions that have only timing consequences are separately analyzed based on the recognition and measurement model provided in the tax guidance.
As required by the uncertain tax position guidance, the Company recognizes the financial statement benefit of a position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for the years prior to 2015. However, the Company has certain net operating loss carryforwards from tax years 2009 through 2013 that are subject to examination. The Company applies the uncertain tax position guidance to all tax positions for which the statute of limitations remains open. The Company’s policy is to classify interest accrued as interest expense and penalties as other selling, general and administrative expenses. As of December 31, 2019 and 2018, the Company did not have any amounts accrued for interest and penalties or recorded for uncertain tax positions.
Foreign subsidiaries of the Company are subject to taxes by local tax authorities.
Foreign Currency Translation and Transactions
The financial statements and transactions of the Company’s foreign operations are maintained in their functional currency, which is other than the U.S. dollar. Assets and liabilities are translated at current exchange rates in effect at the balance sheet date. Revenue and expenses are translated at the average exchange rate for each period. Translation adjustments, which result from the process of translating the financial statements of the Company’s foreign operations into U.S. dollars, are recorded as a component of accumulated other comprehensive income (loss).

Index
Gains (losses) from foreign currency transactions amounted to approximately $41.0 thousand, $29.8 thousand and $(17.0) thousand for the years ended December 31, 2019 and 2018 and the Successor period from February 1, 2017 through December 31, 2017, respectively, and approximately $11.6 thousand for the Predecessor period from January 1, 2017 through January 31, 2017, and are included in other selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).
Foreign Exchange Spot Transactions
In the normal course of business, the Company enters into foreign exchange spot transactions to purchase foreign currency at the current market rate. These transactions are settled within one or two days from the trade date.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and the foreign currency translation adjustment and is presented in the consolidated statements of operations and comprehensive income (loss).
Share-Based Compensation
The Company accounts for its share-based employee compensation expense related to RSUs, stock options and incentive units under GAAP, which requires the measurement and recognition of compensation costs for all equity-based payment awards made to employees and directors based on estimated fair values. We have elected to account for forfeitures as they occur. See Note 12 for further discussion related to the Company’s share-based compensation plans.
Segments
The Company’s business is organized around one reportable segment that provides money transmittal services primarily between the U.S. and Latin America. This is based on the objectives of the business and how our chief operating decision maker, the CEO and President, monitors operating performance and allocates resources.
Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) issued guidance, Revenue from Contracts with Customers (Topic 606), which amended the existing accounting standards for revenue recognition. Refer to Note 4 for additional discussion on the adoption of this standard on January 1, 2019.
The FASB issued amended guidance, Business Combinations (Topic 805) – Clarifying the Definition of a Business, which assists entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. This guidance was adopted by the Company on January 1, 2019 on a prospective basis and it did not have a material impact on the consolidated financial statements.
The FASB issued amended guidance, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments are presented and classified in the consolidated statements of cash flows. The amendments were aimed at reducing the existing diversity in practice. This guidance was adopted by the Company on January 1, 2019 using the retrospective approach for each period presented. The adoption of this guidance did not have a material impact on the consolidated financial statements.
The FASB issued guidance, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. The guidance requires that a lessee recognizes a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. This guidance is required to be adopted by the Company on January 1, 2021 and may be applied using either the earliest period adjustment method or the modified retrospective approach. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.
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

Index
The FASB issued guidance, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, regarding the measurement of credit losses for certain financial instruments. The new standard replaces the incurred loss model with a current expected credit loss (“CECL”) model. The CECL model is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. The Company is required to adopt the new standard on January 1, 2023. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements.
Reclassifications
Certain reclassifications have been made to prior-year amounts to conform with current-year presentation.
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

Cash balance available to Intermex prior to the consummation of the Merger	$110,726
Less:
Intermex Merger costs paid from acquisition proceeds at closing	(9,062)
Cash consideration to Intermex shareholders	(101,659)
Net cash proceeds from reverse recapitalization	$5

Cash balance available to Intermex prior to the consummation of the Merger	$110,726
Less:
Cash consideration to Intermex shareholders	(101,659)
Other FinTech assets acquired and liabilities assumed in the Merger:
Prepaid expenses	76
Accrued liabilities	(136)
Deferred tax assets (1)	982
Net equity infusion from FinTech	$9,989
(1) During the fourth quarter of 2018, the Company acquired approximately $1.0 million of deferred tax assets from FinTech. These deferred tax assets relate to capitalized transaction costs incurred by FinTech prior to the merger, therefore, they have been recorded through APIC and will be amortizable on the Company’s post-Merger tax returns over a period of 15 years.
Cash consideration to Intermex shareholders includes the payout of all vested Incentive Units issued to employees of the Company as discussed in Note 12.
After the completion of the Merger on July 26, 2018, there were 36.2 million shares of International Money Express, Inc. common stock outstanding, warrants to purchase 9 million shares of common stock and 3.4 million shares reserved for issuance under the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (see Note 12).
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

Index
Intermex. The accounting for this business combination has been completed, therefore the measurement period is closed. Goodwill was not deductible for income tax purposes.
Transaction Costs
Direct costs related to the Merger and Stella Point acquisition were expensed as incurred and included as “transaction costs” in the consolidated statements of operations and comprehensive income (loss). Transaction costs for the year ended December 31, 2018 amounted to $10.3 million and related specifically to the Merger, while expenses of $8.7 million for the Successor period from February 1, 2017 through December 31, 2017 and $3.9 million for the Predecessor period from January 1, 2017 through January 31, 2017 relate to the Stella Point acquisition. There were no transaction costs for the year ended December 31, 2019. Transaction costs included all internal and external costs directly related to the Merger and Stella Point acquisition, consisting primarily of legal, consulting, accounting, advisory and financing fees and certain incentive bonuses.
NOTE 4 – REVENUE RECOGNITION STANDARD
On January 1, 2019, the Company adopted the new accounting standard, Revenue from Contracts with Customers, as amended, which modified the existing accounting standards for revenue recognition. The guidance establishes that an entity should recognize revenue to depict the transfer of promised goods or services, that is, the satisfaction of performance obligations, to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance establishes a five-step model to determine when revenue recognition is appropriate. The Company adopted the guidance using the modified retrospective approach recording the cumulative effect of initially applying the new guidance as an adjustment to the opening balance of retained earnings in the consolidated balance sheet, amounting to $1.0 million, net of tax, with a corresponding increase to deferred revenue liability, included within accrued and other liabilities in the consolidated balance sheet. In accordance with the modified retrospective approach, the comparative information has not been restated and continues to be reported under the accounting standards in effect for that period.
The Company recognized in revenues from contracts with customers for the year ended December 31, 2019, the following (in thousands):

Wire transfer and money order fees	$274,161
Discounts and promotions	(1,080)
Wire transfer and money order fees, net	273,081
Foreign exchange gain	44,268
Other income	2,252
Total revenues	$319,601

There are no significant initial costs incurred to obtain contracts with customers. However, the Company has a loyalty program that for each wire transfer completed, customers earn points. Customers earn 1 point for each wire transfer processed, which can be redeemed for a discounted wire transaction fee or foreign exchange rate. The discounts vary by country, and the earned points expire if the customer has not initiated and completed an eligible wire transfer transaction within the immediately preceding 180-day period. In addition, earned points will expire 30 days after the end of the program. Therefore, due to the loyalty program benefits represent a future performance obligation, a portion of the initial consideration is recorded as deferred revenue (see Note 8). Revenue from this performance obligation will be recognized upon customers redeeming points. Prior to the implementation of the standard, the Company used the incremental cost method to account for the loyalty program; therefore, a liability for the cost associated with the company’s future obligation to its customers was created and the loyalty program expense was recorded within service charges from agents and banks in the consolidated statements of operations and comprehensive income (loss). Under the new guidance, loyalty program expense is recorded as contra revenue. The loyalty program reserve balance as of January 1, 2019 of $0.6 million was credited to accumulated deficit as this became part of the beginning balance of the new deferred revenue liability.
Based on our assessment of the new standard, except for the loyalty program discussed above, we have determined that our revenues include only one performance obligation, which is to collect the consumer’s money and make funds available for payment, generally on the same day, to a designated recipient in the currency requested.

Index
NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2019	2018
Prepaid insurance	$404	$300
Prepaid fees	1,211	719
Notes receivable	648	451
Prepaid taxes	1,025	878
Other prepaid expenses and current assets	867	823
	$4,155	$3,171

Other assets totaling $1.4 million and $1.9 million as of December 31, 2019 and 2018, respectively, consisted primarily of the long-term portion of notes receivable, deferred financing costs on revolving credit facility, security deposits and other prepaids.
The Company had notes receivable from sending agents as follows (in thousands):

	December 31,
	2019	2018
Notes receivable, current	$1,005	$730
Allowance	(357)	(279)
Net current	$648	$451

Notes receivable, long-term	$311	$478
Allowance	(120)	(169)
Net long-term	$191	$309

The net current portion is included in prepaid expenses and other current assets, and the net long-term portion is included in other assets in the consolidated balance sheets. The notes have interest rates ranging from 0% to 15.5% per annum. At December 31, 2019 and 2018, there were $1.3 million and $1.2 million, respectively, of notes collateralized by personal guarantees from the sending agents and assets from their businesses in case of a default by the agent.
The maturities of notes receivable at December 31, 2019 is as follows (in thousands):

Unpaid Principle Balance
Under 1 year	$1,005
Between 1 and 2 years	276
Between 2 and 3 years	35
Total	$1,316

Index
NOTE 6 – PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	December 31, 2019	December 31, 2018	Estimated Useful Life (in years)
Computer software and equipment	$19,630	$14,114	3 to 5
Office improvements	1,225	989	5
Furniture and fixtures	500	397	7
	21,355	15,500
Less accumulated depreciation	(8,073)	(5,107)
	$13,282	$10,393

Computer software and equipment above includes equipment maintained at sending agent locations and used and owned by the Company of approximately $9.3 million and $7.2 million at December 31, 2019 and 2018, respectively. Also, it includes development of internal use software of approximately $2.4 million and $1.9 million at December 31, 2019 and 2018, respectively. Depreciation expense was approximately $3.3 million, $3.2 million and $2.1 million for the years ended December 31, 2019 and 2018 and Successor period from February 1, 2017 through December 31, 2017, respectively, and $0.2 million for the Predecessor period from January 1, 2017 through January 31, 2017.
Repairs and maintenance expenses included in other selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss) were approximately $1.7 million, $1.4 million and $0.9 million for the years ended December 31, 2019 and 2018 and Successor period from February 1, 2017 through December 31, 2017, respectively, and approximately $0.1 million for the Predecessor period from January 1, 2017 through January 31, 2017.
NOTE 7 – GOODWILL AND INTANGIBLE ASSETS
The gross carrying amount and accumulated amortization for goodwill and intangible assets are as follows (in thousands):

	December 31,
	2019	2018
Indefinite life:
Goodwill	$36,260	$36,260
Total indefinite life	$36,260	$36,260
Amortizable:
Agent relationships	$40,500	$40,500
Trade name	15,500	15,500
Developed technology	6,600	6,600
Other intangibles	1,155	820
Accumulated amortization	(36,374)	(27,025)
Net amortizable intangible assets	$27,381	$36,395

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

Index
The agent relationships intangible represents the network of independent sending agents. This intangible was valued using the excess earnings method, which was based on the Company’s forecasts and historical activity at agent locations in order to develop a turnover rate and expected useful life. Assuming a year-over-year location turnover rate of 17.4%, this resulted in an expected useful life for this intangible of 15 years. Developed technology includes the state-of-the-art system that the Company has continued to develop and improve upon over the past 20 years. This intangible was valued using the relief-from-royalty method based on the Company’s forecasted revenues, a royalty rate estimated using comparable market data, an expected obsolescence rate of 18.0% and an estimated useful life of 15 years. Other intangibles primarily relate to the acquisition of certain agent locations, which are amortized over 10 years. The net book value of these intangibles was $0.9 million and $0.7 million at December 31, 2019 and 2018, respectively. Management believes it has made reasonable estimates and judgments concerning these risks and uncertainties. A change in the conditions, circumstances or strategy of the Company may result in a need to recognize an impairment charge.
The following table presents the changes in goodwill and intangible assets (in thousands):

Predecessor Company	Goodwill	Intangible Assets
Balance at December 31, 2016	$—	$6,348
Amortization expense	—	(231)
Balance at January 31, 2017	$—	$6,117

Successor Company	Goodwill	Intangible Assets
Balance at February 1, 2017	$36,260	$62,660
Acquisition of agent locations	—	640
Amortization expense	—	(14,559)
Balance at December 31, 2017	$36,260	$48,741
Acquisition of agent locations	—	120
Amortization expense	—	(12,466)
Balance at December 31, 2018	$36,260	$36,395
Acquisition of agent locations	—	335
Amortization expense	—	(9,349)
Balance at December 31, 2019	$36,260	$27,381

Amortization expense related to intangible assets for the next five years and thereafter is as follows (in thousands):

2020	$6,951
2021	5,161
2022	3,997
2023	2,989
2024	2,270
Thereafter	6,013
$27,381

Index
NOTE 8 – ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Payables to sending agents	$10,124	$8,972
Accrued legal settlement (see Note 15)	3,250	—
Accrued salaries and benefits	2,374	2,365
Accrued bank charges	976	983
Accrued loyalty program reserve	—	621
Accrued interest	17	1,009
Accrued legal fees	120	920
Accrued other professional fees	655	559
Accrued taxes	2,345	756
Deferred revenue loyalty program	2,495	—
Other	718	170
	$23,074	$16,355

The following table shows the changes in the deferred revenue loyalty program liability (in thousands):

Balance, December 31, 2018	$—
Adoption of ASC 606	1,976
Revenue deferred during the period	2,618
Revenue recognized during the period	(2,099)
Balance, December 31, 2019	$2,495

NOTE 9 – DEBT
Debt consisted of the following (in thousands):

	December 31,
	2019	2018
Revolving credit facility	$—	$30,000
Term loan	97,044	90,000
	97,044	120,000
Less: Current portion of long term debt (1)	(7,044)	(3,936)
Less: Debt origination costs	(2,377)	(2,738)
	$87,623	$113,326
(1)Current portion of long-term debt is net of debt origination costs of approximately $0.6 million both at December 31, 2019 and 2018.
On August 23, 2017, Intermex entered into a Financing Agreement (the “Financing Agreement”) with MC Credit Partners to refinance its debt. The Financing Agreement included a revolving credit facility that provided for funding of up to $20.0 million in the aggregate and a term loan in an aggregate principal amount of $97.0 million (together the “Senior Secured Credit Facility”). Interest on the term loan and revolving credit facility was determined by reference to either LIBOR or a “base rate”, in each case plus an applicable margin of 9% per annum for LIBOR loans or 8% per annum for base rate loans. The effective interest rates at December 31, 2017 for the term loan and revolving credit facility were 10.46% and 12.50%, respectively. The principal amount of the term loan had to be repaid in consecutive quarterly installments on the last business day of each March, June, September and December commencing in December 2017. The proceeds from the revolver and term loan discussed above were primarily used to repay existing debt.

Index
On December 19, 2017, the Financing Agreement was amended to allow for the change of control of Intermex pursuant to the Merger. Upon closing of the Merger, the Company was required to pay $1.5 million in fees to MC Credit Partners, which were expensed as transaction costs in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2018 and funded by the proceeds received in the Merger.
On November 7, 2018 and further amended on December 7, 2018, the Company entered into a new financing agreement (the “Credit Agreement”) with, among others, certain of its domestic subsidiaries as borrowers (the "Loan Parties") and a group of banking institutions. The Credit Agreement provided for a $35.0 million revolving credit facility, a $90.0 million term loan facility and an up to $30.0 million incremental facility. The Credit Agreement also provides for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The proceeds of the Credit Agreement were used to repay existing indebtedness, for working capital purposes and to pay fees and expenses in connection with the transaction. The maturity date of the Credit Agreement is November 7, 2023.This refinancing was accounted for as an extinguishment of debt, and the loss recognized amounted to approximately $5.4 million, consisting mainly of a prepayment penalty of $1.8 million and the write-off of unamortized debt origination costs of $3.5 million, which were both recognized as interest expense in the fourth quarter of 2018 in the consolidated statement of operations and comprehensive income (loss).
On March 25, 2019, the Company entered into an Increase Joinder No. 1 to the Credit Agreement (the “Increase Joinder”), which was accounted for as a debt modification, under which the Company received $12.0 million from the incremental facility on April 29, 2019. The proceeds of the Increase Joinder were primarily used to pay for the cash portion of the Tender Offer (the “Offer”) to purchase warrants (see Note 12) during the second quarter of 2019.
Interest on the term loan facility and revolving credit facility under the Credit Agreement is determined by reference to either LIBOR or a “base rate”, in each case plus an applicable margin of 4.50% per annum for LIBOR loans or 3.50% per annum for base rate loans. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum. The effective interest rates for the year ended December 31, 2019 for the term loan and revolving credit facility were 7.62% and 9.23%, respectively.
The principal amount of the term loan facility must be repaid in consecutive quarterly installments of 5.0% in year 1, 7.5% in years 2 and 3, 10.0% in years 4 and 5, in each case on the last day of each quarter, which commenced in March 2019 with a final payment at maturity. The loans under the Credit Agreement may be prepaid at any time without payment or penalty.
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
The obligations under the Credit Agreement are guaranteed by the Company and certain domestic subsidiaries of the Company and secured by liens on substantially all of the assets of the Loan Parties, subject to certain exclusions and limitations.
The scheduled annual maturities of the term loan at December 31, 2019 are as follows (in thousands):

2020	$7,661
2021	7,661
2022	10,215
2023	71,507
$97,044

During 2019, the Company capitalized costs of approximately $0.2 million related to the Increase Joinder. During November 2018, the Company capitalized costs of approximately $3.5 million related to the Credit Agreement. During August 2017, the Company capitalized costs totaling $4.7 million for the Successor period from February 1, 2017 through December 31, 2017 relating to the Financing Agreement. There were no debt origination costs incurred for the Predecessor period from January 1, 2017 through January 31, 2017.
The unamortized portion of debt origination costs totaled approximately $2.9 million and $3.4 million at December 31, 2019 and 2018, respectively. Amortization of debt origination costs is included as a component of interest expense in the consolidated statements of operations and comprehensive income (loss) and amounted to approximately $0.7 million, $4.4 million and $0.3 million for the years ended December 31, 2019 and 2018 and Successor period from February 1, 2017 through December 31, 2017, respectively, and approximately $39.2 thousand for the Predecessor period from January 1, 2017 through January 31, 2017.

Index
Debt origination costs of approximately $1.9 million related to debt that was assumed by the Successor Company in connection with the Stella Point acquisition (see Note 3) were written off to goodwill at the February 1, 2017 acquisition date.

NOTE 10 - FAIR VALUE MEASUREMENTS
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
The Company’s non-financial assets measured at fair value on a nonrecurring basis include the goodwill and intangibles assets. The Company’s cash is representative of fair value as these balances are comprised of deposits available on demand. Accounts receivable, prepaid wires, accounts payable and wire transfers and money orders payable are representative of their fair values because of the short turnover of these items.
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
NOTE 11 - RELATED PARTY TRANSACTIONS
During the Successor periods prior to the Merger, Intermex paid a monthly management fee of $65.0 thousand, plus reimbursement of expenses, to a related party for management services, which is included in other selling, general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss). During the Predecessor periods, all management fees were waived. There were no amounts payable to or receivable from related parties included in the consolidated balance sheets at December 31, 2019 and 2018. The management company was reimbursed expenses of approximately $12.0 thousand in the Successor period from February 1, 2017 through December 31, 2017. Upon closing of the Merger on July 26, 2018 (see Note 3), the management fee agreement with the related party was terminated, and a one-time termination fee of $1.6 million was included as part of transaction costs in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2018.
NOTE 12 – STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Common Stock
On the Closing Date of the Merger, there were 36.2 million shares of the Company’s common stock outstanding and outstanding warrants to purchase approximately 9 million shares of common stock. As of the Closing Date, the former stockholders of Intermex owned approximately 48.3% and the former stockholders of FinTech owned approximately 51.7% of the combined company’s outstanding common stock. At December 31, 2019, the Company was authorized to issue 230 million shares of common stock and had 38.0 million shares of common stock issued and outstanding at $0.0001 par value per common share.
On September 11, 2019, the Company entered into an underwriting agreement with certain selling stockholders and several underwriters relating to the underwritten public offering of 5.2 million shares of the Company’s common stock, at a price to the public of $12.75 per share. Also, the underwriters purchased 782,608 additional shares of common stock at the same price as the initial shares under a 30-day option period granted by the selling stockholders. The closing of the offering occurred on September 16, 2019. The Company did not receive any of the proceeds from the offering. However, it did incur approximately $0.8 million in certain costs, which are included in other selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).
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

Index
Each whole Warrant entitled the holder to purchase one share of the Company’s common stock at a price of $11.50 per share. The Warrants became exercisable 30 days after the completion of the Merger and were to expire 5 years after that date, or earlier upon redemption or liquidation.
On March 28, 2019, the Company commenced a Tender Offer (the “Offer”) to purchase the Warrants. In connection with the Offer, the Company offered the holders of the Warrants a combination of 0.201 shares of its common stock and $1.12 in cash (the “Exchange Consideration”) for each Warrant tendered and exchanged pursuant to the Offer. Concurrently with the Offer, the Company solicited consents from holders of the Warrants to amend the Warrant Agreement dated January 19, 2017 (the “Warrant Agreement”), to permit the Company to require that each outstanding Warrant be converted into a combination of 0.181 shares of the Company’s Common Stock and $1.00 in cash, without interest (the “Conversion Consideration”), which Conversion Consideration was approximately 10% less than the Exchange Consideration applicable to the Offer. Approximately 99.51% of the outstanding Warrants were validly tendered and not withdrawn in the Offer. On April 29, 2019, the Company entered into Amendment No. 1 to the Warrant Agreement and, on or about May 20, 2019, exchanged all remaining untendered Warrants for the Conversion Consideration.
Between April and May of 2019, the Company issued an aggregate of approximately 1.8 million shares of common stock and paid approximately $10.0 million in cash in exchange for the Warrants tendered in the Offer as well as those converted at the Conversion Consideration, resulting in a total of approximately 38.0 million shares of common stock outstanding following the issuance. For the year ended December 31, 2019, the Company incurred approximately $0.9 million in professional and legal fees related to the Offer, which are included in other selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).
International Money Express, Inc. 2018 Omnibus Equity Compensation Plan
In connection with the Merger, the stockholders of FinTech approved the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (the “2018 Plan”), which provides for the granting of stock options and RSUs to employees and independent directors of the Company. As of December 31, 2019, there were 3.3 million shares reserved for issuance under the 2018 Plan.
The value of each option grant is estimated on the grant date using the Black-Scholes option pricing model ("BSM"). The option pricing model requires the input of highly subjective assumptions, including the grant date fair value of our common stock, expected volatility, risk-free interest rates, expected term and expected dividend yield. To determine the grant date fair value of the Company’s common stock, we use the closing market price of our common stock at the grant date. We also use an expected volatility based on the historical volatilities of a group of guideline companies and the “simplified” method for calculating the expected life of our stock options as the options are “plain vanilla” and we do not have any significant historical post-vesting activity. We have elected to account for forfeitures as they occur. The risk-free interest rates are obtained from publicly available U.S. Treasury yield curve rates.
The Company used the following assumptions for the BSM to determine the fair value of the stock options:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Weighted-average grant date price of our common stock (per share)	$13.83	$10.00
Expected volatility	28.6%	28.6%
Weighted-average risk-free interest rate	1.7%	2.9%
Expected term (in years)	6.25	6.25
Expected dividend yield	0.0%	0.0%

Share-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The stock options issued under the 2018 Plan have 10-year terms and vest in four equal annual installments beginning one year after the date of the grant. The Company recognized compensation expense for stock options of approximately $2.6 million and $1.0 million for the years ended December 31, 2019 and 2018, respectively, which is included in salaries and benefits in the consolidated statements of operations and comprehensive income (loss). As of December 31, 2019, there were 2.9 million outstanding stock options and unrecognized compensation expense of approximately $7.2 million is expected to be recognized over a weighted-average period of 2.3 years.

Index
A summary of the stock option activity during the year ended December 31, 2019 is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2018	2,881,219	$10.00	9.60	$3.47
Granted	475,000	$13.83		$4.38
Exercised(1)	(48,000)	$10.20		$3.54
Forfeited	(403,000)	$10.81		$3.68
Expired	—			$—
Outstanding at December 31, 2019	2,905,219	$10.51	8.74	$3.58

Exercisable at December 31, 2019(2)	639,805	$9.95	8.59	$3.45

(1) The aggregate intrinsic value of stock options exercised during the year ended December 31, 2019 was $0.2 million.
(2) The aggregate fair value of all vested/exercisable options outstanding as of December 31, 2019 was $7.7 million.
The RSUs issued under the 2018 Plan to the Company’s independent directors vest on the one-year anniversary from the grant date. The Company granted 19.0 thousand and 21.2 thousand of RSUs during the years ended December 31, 2019 and 2018, respectively, with weighted-average grant date fair values of $14.77 and $9.91, respectively. The Company recognized compensation expense for the RSUs of $192.5 thousand and $87.5 thousand for the years ended December 31, 2019 and 2018, respectively, which is included in salaries and benefits in the consolidated statements of operations and comprehensive income (loss). During 2019, 21,192 RSUs with a weighted-average grant date fair value of $9.91 vested and there were no forfeited RSUs. The aggregate fair value of the vested RSUs was $255.1 thousand. In addition, there were no forfeited or vested RSUs during 2018. As of December 31, 2019, there was $210.0 thousand of unrecognized compensation expense for the RSUs.

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

Share-based compensation expense recognized related to these incentive units and included in salaries and benefits in the consolidated statements of operations and comprehensive income (loss), amounted to $4.7 million for the year ended December 31, 2018, and $1.8 million for the Successor period from February 1, 2017 through December 31, 2017. The performance conditions related to the Class C and D units were not considered probable of being achieved prior to the Merger, and therefore, no compensation was recognized for all prior periods. Subsequent to this settlement, all incentive units ceased to exist. Share-based compensation of $2.9 million for the Predecessor period from January 1, 2017 through January 31, 2017 primarily included the expense associated with stock options and restricted awards that vested due to the Stella Point acquisition.

Incentive units authorized and issued during the Successor period from February 1, 2017 through December 31, 2017 consisted of the following:

Incentive Units	Authorized	Units Issued February 2017	Units Issued September 2017
Class B	10,000,000	9,055,000	665,000
Class C	5,000,000	4,527,500	332,500
Class D	5,000,000	4,527,500	332,500

Index
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
The grant date fair value per unit for each class of incentive unit for the Successor period from February 1, 2017 to December 31, 2017 were as follows:

Incentive Units	Per Unit Amount February 2017 Issuance	Per Unit Amount September 2017 Issuance
Class B	$0.4872	$0.4948
Class C	$0.2077	$0.2126
Class D	$0.1485	$0.1535

The number of units and the weighted-average grant date fair value for the incentive units were as follows:

	Number of Class B Units	Weighted- Average Grant Date Fair Value	Number of Class C Units	Weighted- Average Grant Date Fair Value	Number of Class D Units	Weighted- Average Grant Date Fair Value
Granted during the Successor Period	9,720,000	$0.4878	4,860,000	$0.2080	4,860,000	$0.1489
Vested	(1,944,000)	0.4878	—	—	—	—
Forfeited	(304,000)	0.4872	(190,000)	0.2077	(190,000)	0.1485
Outstanding at December 31, 2017	7,472,000	0.4879	4,670,000	0.2080	4,670,000	0.1489
Granted	410,000	0.4948	205,000	0.2126	205,000	0.1535
Vested	(7,882,000)	0.4883	(4,875,000)	0.2082	(4,875,000)	0.1491
Outstanding at December 31, 2018	—	$—	—	$—	—	$—

Dividend Distributions
During the Successor period from February 1, 2017 through December 31, 2017, the Company distributed $20.2 million in cash dividends to its stockholders. The dividends were distributed out of the cash proceeds from the term loan entered into in August 2017 discussed in Note 9 and were recorded as a reduction to additional paid-in capital. There were no dividend distributions during the years ended December 31, 2019 and 2018 and the Predecessor period from January 1, 2017 through January 31, 2017.
NOTE 13 – EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is calculated by dividing net income (loss) for period by the weighted average number of common shares outstanding for the period. In computing dilutive earnings (loss) per share, basic earnings (loss) per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards, including common stock options, RSUs and warrants.

Below are basic and diluted earnings (loss) per share for the periods indicated (in thousands, except for share data):

Index

	Year Ended December 31, 2019	Year Ended December 31, 2018	Period from February 1, 2017 to December 31, 2017
Net (income) loss for basic and diluted income (loss) per common share	$19,609	$(7,244)	$(10,174)
Shares:
Weighted-average common shares outstanding – basic	37,428,345	25,484,386	17,227,682
Effect of dilutive securities
RSUs	12,416	—	—
Stock options	140,640	—	—
Warrants	12,757	—	—
Weighted-average common shares outstanding – diluted	37,594,158	25,484,386	17,227,682

Earnings (loss) per common share - basic and diluted	$0.52	$(0.28)	$(0.59)

As of December 31, 2019, there were 0.5 million options and 19.0 thousand RSUs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive. The Warrants were included in the calculation of the diluted earnings per share for the periods for which they were outstanding; the shares issued in exchange for the Warrants tendered in the Offer have been included in the basic earnings per share beginning on the date the shares were issued.
As of December 31, 2018, there were 2.9 million options and 9.0 million warrants to purchase shares of the Company’s common stock and 21.2 thousand RSUs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.
As of December 31, 2017, there were no outstanding options or warrants to purchase shares of Company stock or RSUs.
NOTE 14 - INCOME TAXES
The provision (benefit) for income taxes consists of the following (in thousands):

	Successor Company			Predecessor Company
	Year Ended December 31, 2019	Year Ended December 31, 2018	Period from February 1, 2017 to December 31, 2017	Period from January 1, 2017 to January 31, 2017
Current tax provision:
Foreign	$201	$212	$164	$11
Federal	4,668	1,283	—	—
State	1,591	182	—	—
Total Current	6,460	1,677	164	11

Deferred tax provision (benefit):
Federal	1,290	93	596	(1,792)
State	573	98	(226)	(422)
Total deferred	1,863	191	370	(2,214)
Total tax provision (benefit):	$8,323	$1,868	$534	$(2,203)

Index
A reconciliation between the income tax provision (benefit) at the U.S. statutory tax rate and the Company’s income tax provision (benefit) on the consolidated statements of operations and comprehensive income (loss) is below (in thousands):

	Successor Company			Predecessor Company
	Year Ended December 31, 2019	Year Ended December 31, 2018	Period from February 1, 2017 to December 31, 2017	Period from January 1, 2017 to January 31, 2017
Income (loss) before income taxes	$27,932	$(5,376)	$(9,640)	$(5,521)
US statutory tax rate	21%	21%	34%	34%
Income tax (benefit) expense at statutory rate	5,866	(1,129)	(3,277)	(1,877)

State tax expense (benefit), net of federal	1,639	145	(182)	(279)
Foreign tax rates different from U.S. statutory rate	260	146	95	(46)
Non-deductible expenses	374	1,978	3,309	1
Write-off of transaction costs	—	321	—	—
Write-off of net operating losses	—	314	—	—
Change in tax rate	71	76	604	—
Other	113	17	(15)	(2)
Total tax provision (benefit)	$8,323	$1,868	$534	$(2,203)

As presented in the income tax reconciliation above, the tax provision (benefit) recognized on the consolidated statements of operations and comprehensive income (loss) was impacted by state taxes, non-deductible expenses, such as offering costs, share-based compensation expense, transaction costs and foreign tax rates applicable to the Company’s foreign subsidiaries that are higher or lower than the U.S. statutory rate. The effective tax rate for the Successor period from February 1, 2017 through December 31, 2017 is also affected by a reduction in the corporate tax rate from 34% to 21% as a result of the Act. The Company is subject to tax in various U.S. state jurisdictions. Changes in the annual allocation and apportionment of the Company’s activity amongst these state jurisdictions results in changes to the blended state rate utilized to measure the Company’s deferred tax assets and liabilities.

Index
Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of the Company's assets and liabilities. The following table outlines the principal components of the deferred tax assets and liabilities as of December 31 (in thousands):

	2019	2018
Deferred tax assets:
U.S. federal and state net operating losses	$6,385	$7,567
Foreign net operating losses	73	—
Allowance for doubtful accounts	275	287
Interest expense carryforwards	—	2,525
Share-based compensation	897	294
Accrued compensation	279	281
Deferred revenue	653	—
Accrued TCPA claim	880	—
Other	—	213
Total deferred tax assets	9,442	11,167

Deferred tax liabilities
Depreciation	(1,918)	(1,134)
Intangible amortization	(6,710)	(7,766)
Total deferred tax liabilities	(8,628)	(8,900)

Valuation allowance	(73)	—

Net deferred tax asset	$741	$2,267

At December 31, 2019, the Company had federal and state net operating loss carryforwards of approximately $25.9 million and $23.9 million, respectively, which are available to reduce future taxable income. With few exceptions, these net operating loss carryforwards will expire from 2029 through 2037. On February 1, 2017, the Company was acquired by Stella Point (see Note 3). On July 26, 2018, the Company consummated the Merger with FinTech (see Note 3). These transactions were considered changes of ownership under Internal Revenue Code Section 382. After the changes of ownership, utilization of the Company’s net operating loss carryforwards is now subject to an annual limitation. The Company has recorded a deferred tax asset for only the portion of its net operating loss carryforward that it expects to realize before expiration.
In 2018, FinTech Acquisition Corp II was notified by the IRS that its 2017 federal income tax return was selected for examination. In 2019, the exam was closed with no adjustments. In January 2020, Intermex was notified by the IRS that its 2017 federal income tax return was selected for examination. The Company has complied with all information requested to date. As of December 31, 2019 and 2018, no amounts for tax, interest, or penalties have been paid or accrued as a result of this examination.
In accordance with criteria under FASB guidance, Income Taxes, a valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. After consideration of all evidence, both positive and negative, management has determined that no valuation allowance is required at December 31, 2019 or December 31, 2018 on the Company's U.S. federal or state deferred tax assets. However, a valuation allowance of $73.3 thousand has been recorded on deferred tax assets associated with Canadian net operating loss carryforwards.
On December 22, 2017, the U.S. enacted tax reform legislation known as H.R. 1, commonly referred to as the “Tax Cuts and Jobs Act” (the “Act”), resulting in significant modifications to existing law. Due to the timing of the Act and the complexity involved in applying the provisions of the Act, the Company made a reasonable estimate of the effects and recorded provisional amounts in the fourth quarter of 2017, which primarily included the impact of the remeasurement of the Company’s deferred tax balances to reflect the change in the corporate tax rate. As a result of the changes to tax laws and tax rates under the Act, the Company reduced its deferred tax asset as of December 31, 2017 by $0.6 million. All changes to the tax code that are effective as of January 1, 2018 have been applied by the Company in computing its income tax expense for the years ended December 31, 2019 and 2018. Additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies may materially impact the provision for income taxes and effective tax rate in the period in which the guidance is issued.

Index
NOTE 15 - COMMITMENTS AND CONTINGENCIES
Leases
The Company is a party to leases for office space, warehouses and company-operated store locations. Rent expense under all operating leases, included in other selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss), amounted to approximately $2.1 million, $1.8 million and $1.6 million for the years ended December 31, 2019 and 2018 and for the Successor period from February 1, 2017 through December 31, 2017, respectively, and approximately $0.1 million for the Predecessor period from January 1, 2017 through January 31, 2017.
In April 2018, the Company renegotiated its corporate lease to extend the term through November 2025. At December 31, 2019, future minimum rental payments required under operating leases for the next five years and thereafter are as follows (in thousands):

2020	$1,498
2021	1,241
2022	1,018
2023	869
2024	776
Thereafter	662
$6,064
Contingencies and Legal Proceedings
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
On May 30, 2019, Stuart Sawyer filed a putative class action complaint in the United States District Court for the Southern District of Florida asserting a claim under the TCPA, 47 U.S.C. § 227, et seq., based on allegations that since May 30, 2015, the Company had sent text messages to class members’ wireless telephones without their consent. At mediation held on October 7, 2019, the Company and the plaintiff entered into a term sheet providing the general terms for the settlement of the action, which is subject to memorialization in a definitive agreement and subsequent Court approval. The terms of the settlement agreement provide for resolution of Mr. Sawyer's TCPA claims and the claims of a class of similarly situated individuals, as defined in the complaint, who received text messages from the Company during the period May 30, 2015 through October 7, 2019, and for the creation of a $3.25 million settlement fund that will be used to pay all class member claims, class counsel's fees and the costs of administering the settlement. The settlement agreement will establish procedures for the notification of claimants and the processing of claims. The settlement fund will be managed by a duly-appointed settlement administrator which will be authorized to communicate with class members, process claims and make payments from the fund in accordance with the terms of the settlement agreement and the final judgment in the case. No amount of the settlement fund will revert to Intermex; instead, any unclaimed funds will be sent to a consumer advocacy organization approved by the Court. Once executed, the settlement agreement will be contingent upon the Court’ s final approval which is expected to be obtained in due course.
The settlement amount of approximately $3.25 million and related legal expenses of $0.4 million are included in accrued and other liabilities in the consolidated balance sheets as of December 31, 2019 and other selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss), respectively, for year ended December 31, 2019.
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
Regulatory Requirements
Certain domestic subsidiaries of the Company are subject to maintaining minimum tangible net worth and liquid assets (eligible securities) to cover the amount outstanding of wire transfers and money orders payable. As of December 31, 2019, the Company’s subsidiaries were in compliance with these two requirements.

Index
NOTE 16 – DEFINED CONTRIBUTION PLAN
The Company has a defined contribution plan available to most of its employees, where the Company makes contributions to the plan based on employee contributions. Total employer contribution expense included in salaries and benefits in the consolidated statements of operations and comprehensive income (loss) was approximately $132.0 thousand, $115.2 thousand and $96.6 thousand for the years ended December 31, 2019 and 2018 and Successor period from February 1, 2017 through December 31, 2017, respectively, and approximately $10.0 thousand for the Predecessor period from January 1, 2017 through January 31, 2017.

Index
NOTE 17 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Summarized quarterly results for the years ended December 31, 2019 and 2018 is presented below (in thousands, except per share data):

2019 by Quarter:	Q1	Q2	Q3	Q4
Revenues	$68,349	$82,675	$85,334	$83,243
Operating expenses	62,041	70,711	76,898	73,509
Operating income	6,308	11,964	8,436	9,734
Interest expense	2,071	2,288	2,145	2,006
Income before income taxes	4,237	9,676	6,291	7,728
Income tax provision	1,081	2,602	2,253	2,387
Net income	$3,156	$7,074	$4,038	$5,341
Earnings per share:
Basic and diluted	$0.09	$0.19	$0.11	$0.14
Weighted-average shares outstanding:
Basic	36,182,783	37,505,598	37,984,316	38,014,444
Diluted	36,195,463	37,594,151	38,286,702	38,274,079

2018 by Quarter:	Q1	Q2	Q3	Q4
Revenues	$55,956	$70,379	$72,508	$75,058
Operating expenses	53,419	64,319	74,918	68,173
Operating income (loss)	2,537	6,060	(2,410)	6,885
Interest expense	3,284	3,392	3,434	8,338
(Loss) income before income taxes	(747)	2,668	(5,844)	(1,453)
Income tax (benefit) provision	(207)	824	7,569	(6,318)
Net (loss) income	$(540)	$1,844	$(13,413)	$4,865
(Loss) earnings per share:
Basic and diluted	$(0.03)	$0.11	$(0.43)	$0.13
Weighted-average shares outstanding:
Basic	17,227,682	17,227,682	30,975,338	36,182,783
Diluted	17,227,682	17,227,682	30,975,338	36,572,071

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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, as of December 31, 2019.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Our management, with the participation of our Chief Executive Officer and President and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control – Integrated Framework (the “COSO Framework”). Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
This Annual Report on Form 10-K does not include an attestation report of the company's registered independent public accounting firm on management’s assessment regarding internal control over financial reporting due to the exemption from such requirements established by rules of the SEC for emerging growth companies.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

Index
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this Item will be contained in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year ended December 31, 2019 (the “Proxy Statement”) under the captions “Directors and Nominees,” “Corporate Governance” and “Section 16 (a) Beneficial Ownership Reporting Compliance,” which information is incorporated by reference herein.
Certain other information relating to the Executive Officers of the Company appears in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant”.
ITEM 11. EXECUTIVE COMPENSATION
The information required under this Item will be contained in the Company’s Proxy Statement under the caption “Compensation Committee Report,” “Director Compensation,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated by reference herein.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this Item will be contained in the Company’s Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information,” which information is incorporated by reference herein.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item will be contained in the Company’s Proxy Statement under the caption “Certain Relationships and Related Party Transactions” and “Corporate Governance,” which information is incorporated by reference herein.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this Item will be contained in the Company’s Proxy Statement under the caption “Ratification of the Appointment of Independent Registered Public Accounting Firm,” which information is incorporated by reference herein.

Index
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:
1.Financial Statements (See Index to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K);
2.Financial Statement Schedule (See Index to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K). All financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto listed in the “Index to Consolidated Financial Statements” in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K;
3.The exhibits listed in the "Exhibit Index" attached to this Annual Report on Form 10-K.
EXHIBIT INDEX

Exhibit No.	Document

2.1**	Agreement and Plan of Merger, dated December 19, 2017, between the Company, FinTech Merger Sub II Inc., Intermex Holdings II, Inc. and SPC Intermex Representative LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

3.1**	Second Amended and Restated Certificate of Incorporation of the Company, dated July 26, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

3.2**	Second Amended and Restated Bylaws of the Company, effective as of July 26, 2018 (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

4.1**	Warrant Agreement, dated January 19, 2017, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

4.2**	Shareholders Agreement, dated July 26, 2018, between the Company and the stockholders of the Company signatory thereto (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

4.3**	Shareholders Agreement Amendment, dated as of December 12, 2018, by and among FinTech Investor Holdings II, LLC, the Company and SPC Intermex Representative LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K on filed on December 14, 2018).

4.4**	Amendment No. 1 to Warrant Agreement, dated April 29, 2019, by and between International Money Express, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K Filed on April 30, 2019).

4.5**	Shareholders Agreement Waiver dated August 23, 2019, among Fintech Investor Holdings II, LLC, International Money Express, Inc. and SPC Intermex Representative LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K Filed on August 23, 2019).

4.6*	Description of Securities.

10.1**	Increase Joinder No. 1 to Credit Agreement, dated March 25, 2019, by and among International Money Express, Inc., as Holdings, International Money Express Sub 2, LLC, as Intermediate Holdings, Intermex Holdings, Inc., as the Term Borrower, Intermex Wire Transfer, LLC, as the Revolver Borrower, the other guarantors from time to time party thereto, the lenders from time to time party thereto and Keybank National Association, as the administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 30, 2019).

10.2**	Amendment No. 1 to the Registration Rights Agreement, dated July 29, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 30, 2019).

10.3**	Registration Rights Agreement Waiver dated August 23, 2019, among Fintech Investor Holdings II, LLC, International Money Express, Inc. and SPC Intermex, LP (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 23, 2019).

Index

Exhibit No.	Document
10.4**	Underwriting Agreement dated September 11, 2019, among the Company, Credit Suisse Securities (USA) LLC and Cowen and Company, LLC, as representatives of the several underwriters listed therein, and certain selling stockholders (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on September 13, 2019).

10.5**	Employment Agreement dated September 23, 2019, between the Company and Joseph Aguilar (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed On October 3, 2019).

21.1 *	Subsidiaries of the registrant

23.1 *	Consent of BDO USA, LLP.

31.1 *	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Chief Executive Officer

31.2 *	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Chief Financial Officer

32.1 *	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*Filed herewith.
**Previously filed.

ITEM 16. FORM 10-K SUMMARY
None.

Index
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Money Express, Inc. (Registrant)

March 11, 2020	By:	/s/ Robert Lisy
Robert Lisy
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Lisy	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 11, 2020
Robert Lisy

/s/ Tony Lauro	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2020
Tony Lauro

/s/ Adam Godfrey	Director	March 11, 2020
Adam Godfrey

/s/ Kurt Holstein	Director	March 11, 2020
Kurt Holstein

/s/ Robert Jahn	Director	March 11, 2020
Robert Jahn

/s/ Christopher Lofgren	Director	March 11, 2020
Christopher Lofgren

/s/ Stephen Paul	Director	March 11, 2020
Stephen Paul

/s/ Michael Purcell	Director	March 11, 2020
Michael Purcell

/s/ John Rincon	Director	March 11, 2020
John Rincon

/s/ Justin Wender	Director	March 11, 2020
Justin Wender