Form 10-K/A
period 2019-12-31
International Money Express, Inc.
filed 2020-04-22
CIK 1683695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

As of March 31, 2020, 38,034,711 shares of the registrant's common stock, par value $0.0001 per share, were outstanding. The registrant has no other class of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Index
EXPLANATORY NOTE
This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”) originally filed on March 11, 2020 (the “Original Filing”) by International Money Express, Inc. (“Intermex”, the “Company,” “we,” or “us”). We are filing this Amendment to include in the Annual Report the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our 2019 Form 10-K because our definitive proxy statement will be filed later this year.

Part III (Items 10 through 14) and Item 15 of Part IV of the Original Filing are being amended and restated in their entirety by this Amendment. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are attached hereto as Exhibit 31.3 and Exhibit 31.4, respectively. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Further, we are amending the cover page to update the number of shares of Company stock outstanding and to remove the statement that information is being incorporated by reference from our definitive proxy statement.

Except as described above, no other changes have been made to the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

Index
INTERNATIONAL MONEY EXPRESS, INC.

Index
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors

Our board of directors (“Board of Directors” or “Board”) is presently fixed at nine directors in accordance with the bylaws of International Money Express, Inc. (the “Company” or “Intermex”). The Board of Directors is divided into three classes designated as Class I, Class II and Class III. One class of directors is elected at each annual meeting of our stockholders for a term of three years. Each director holds office until his or her successor has been duly elected and qualified, or the director’s earlier resignation, death or removal. The term of the Board’s Class II directors expires at the 2020 annual meeting of stockholders, the term of the Board’s Class III directors expires at the 2021 annual meeting of stockholders and the term of the Board’s Class I directors expires at the 2022 annual meeting of stockholders.

Set forth below are the name and age of each of the directors of the Company, positions with the Company, term of office as a director of the Company, business experience during the past five years or more, and additional biographical data as of March 31, 2020.

Name	Age	Position	Director Since	Director Class
Robert Lisy	62	Chief Executive Officer, President and Chairman of the Board of Directors	2018	III
Adam Godfrey	57	Director	2018	III
Kurt Holstein	59	Director	2018	II
Robert Jahn	39	Director	2018	II
Christopher Lofgren	61	Director	2019	I
Stephen Paul	52	Director	2018	I
Michael Purcell	62	Director	2018	III
John Rincon	54	Director	2018	II
Justin Wender	50	Director	2018	I

Robert Lisy has served as a director of International Money Express, Inc. since 2018. Mr. Lisy served as a director of International Money Express Sub 2, LLC’s predecessor entities from 2009 to 2018. Mr. Lisy is the Chief Executive Officer, President, and Chairman of the Board of Directors of International Money Express, Inc. and its predecessors, which he joined in 2009. Mr. Lisy has 28 years of experience in the retail financial services and electronic payment processing industry in various positions, including three years as the Chief Marketing and Sales Officer of Vigo Remittance Corp., a money transfer and bill payments service in the United States and internationally, and over seven years at Western Union in various sales, marketing and operational positions of increasing responsibility. Mr. Lisy was a founding partner of Direct Express/Paystation America, which offered, among other things, prepaid debit cards to federal benefit recipients, where he served as Chief Operating Officer and on the board of directors. He was an integral part in the efforts to successfully sell Direct Express in 2000 to American Payment Systems. Mr. Lisy holds a bachelor’s degree in Finance from Cleveland State University. We believe that Mr. Lisy’s experience as the Chairman and Chief Executive Officer of Intermex coupled with his extensive operational experience in the retail financial services and remittance industries make him well qualified to serve as a director.

Adam Godfrey has served as a director of International Money Express, Inc. since 2018. Mr. Godfrey served as a director of Intermex’s predecessor entity from 2006 to 2017. Mr. Godfrey is a Managing Partner of Stella Point Capital, which he co-founded in 2012. Stella Point Capital is a New York-based private equity firm focused on industrial, consumer and business services investments. Mr. Godfrey is an investment professional and has sourced and managed numerous investments for Stella Point Capital. Previously, Mr. Godfrey spent nearly 19 years with Lindsay Goldberg and its predecessor entities, which he joined in 1992. Mr. Godfrey was a Partner at the firm and served on the board of directors of 12 portfolio companies during his time with Lindsay Goldberg. Currently, he serves on the board of directors of First American Payment Systems Holdings, Inc., Rightpoint Consulting LLC, Vereco Holdings, LLC, American Orthodontics Corporation, and publicly traded Schneider National, Inc. (NYSE: SNDR), on which he currently also serves as Chairman of the board of directors and a member of the corporate governance committee. Mr. Godfrey holds a bachelor’s degree from Brown University and a master’s degree in business administration from the Tuck School of Business at Dartmouth. We believe that Mr. Godfrey’s extensive investment management and transactional experience coupled with his experience serving as the chairman of a publicly traded company and on the boards of directors of other companies make him well qualified to serve as a director.

Kurt Holstein joined the Board of Directors in 2018 upon completion of the merger among the Company, FinTech Acquisition Corp. II and certain other parties to the transaction (the “Merger”). Mr. Holstein is President of Azoic Ventures, Inc., an investment vehicle and advisory firm which he founded in 2011. Mr. Holstein co-founded Rosetta Marketing Group, which became one of the five largest independent digital agencies in the United States prior to its sale to a public company in 2011, where he served in various roles, including Chief Compliance Officer, President and Vice Chairman, and led the execution of Rosetta’s significant acquisitions, financing rounds, and the sale of the firm. Previously, Mr. Holstein spent 16 years at Procter & Gamble with positions of increasing responsibility in management systems and brand management. Mr. Holstein serves on the boards of directors of several privately held companies, including

Rightpoint Consulting LLC, 1-800 Contacts, 24 Hour Fitness, Brand Networks, and The Piseco Company. Mr. Holstein holds a bachelor’s degree from Cornell University. We believe that Mr. Holstein’s extensive operational and transactional experience coupled with his experience serving on boards of directors make him well qualified to serve as a director.

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

Christopher Lofgren has served as a director of International Money Express, Inc. since 2019. Mr. Lofgren served as Chief Executive Officer and President, and as a director, of publicly traded Schneider National, Inc. (NYSE: SNDR) from August 2002 until his retirement in April 2019. He joined Schneider Logistics in 1994 as vice president of engineering and systems. He later served as Chief Information Officer and Chief Operating Officer before being named President and Chief Executive Officer of Schneider in 2002. Before joining Schneider, Mr. Lofgren held positions at Symantec Corporation, Motorola and CAPS Logistics. He currently serves as Vice Chairman of the Board of the U.S. Chamber of Commerce. Previously, Mr. Lofgren served on the Board of Directors of CA Technologies for 13 years. He has also served on the Green Bay, Wisconsin Senior Advisory Board for Junior Achievement, the Boys and Girls Club, and the Green Bay Symphony Orchestra. He holds a bachelor’s degree and a master’s degree in industrial and management engineering from Montana State University and a doctorate in industrial and systems engineering from The Georgia Institute of Technology. In October 2009, Mr. Lofgren was inducted into the National Academy of Engineering. We believe that Mr. Lofgren’s experience as both a technology leader and a public company CEO coupled with his experience serving on boards of directors make him well qualified to serve as a director.

Stephen Paul has served as a director of International Money Express, Inc. since 2018. Mr. Paul served as a director of Interwire LLC, an affiliate of Stella Point Capital, from 2017 to 2018. Mr. Paul has been a Managing Principal of Laurel Crown Partners, LLC, a private investment company, for more than five years and prior to that was a Vice President of Business Development at eToys, Inc. and an Associate at Donaldson, Lufkin and Jenrette, Inc. He became a President of The Louis Berkman Investment Company, a private investment company, in 2013. Mr. Paul serves on several boards of directors including publicly traded Ampco-Pittsburgh Corporation (NYSE: AP), Pittsburgh Steelers Sports, Inc., Kova International and Five Four, Inc. Mr. Paul holds a bachelor’s degree from Cornell University and a master’s degree in business administration from Harvard Business School. We believe that Mr. Paul’s extensive investment management and transactional experience coupled with his experience serving on boards of directors make him well qualified to serve as a director.

Michael Purcell joined the Board of Directors in 2018 upon completion of the Merger. Mr. Purcell is a certified public accountant and became an independent business consultant following retirement in 2015. Mr. Purcell spent more than 36 years with Deloitte, where he was an audit partner and the Philadelphia office leader of Deloitte’s middle-market and growth enterprise services. Mr. Purcell has served on the boards of directors of numerous companies and organizations, and currently serves as a director and member of the audit committee of publicly traded Tabula Rasa Healthcare, Inc. (NASDAQ: TRHC), CFG Community Bank, Hyperion Bank, McKean Defense Group and several other for-profit and non-profit entities. He is a member of the American Institute of Certified Public Accountants and a former President of the Philadelphia Chapter of the Pennsylvania Institute of Certified Public Accountants. Mr. Purcell holds a bachelor’s degree from Lehigh University and a master’s degree in business administration from Drexel University. We believe that Mr. Purcell’s extensive public accounting experience coupled with his experience serving on boards of directors make him well qualified to serve as a director.

John Rincon has served as a director of International Money Express, Inc. since 2018. Mr. Rincon served as a director of Intermex’s predecessor entity from 1994 to 2017. Mr. Rincon founded Intermex Wire Transfer, LLC in 1994 and served as its Chairman and President until 2006. Mr. Rincon has more than 20 years of experience in the money remittance and telecommunications industries, having held various management and supervisory positions prior to founding Intermex. Mr. Rincon is the Chairman of Rincon Capital Partners, a private investment firm, which he founded in 2007. We believe that Mr. Rincon’s experience as Intermex’s founder coupled with his extensive operational and transactional experience in the money remittance industry make him well qualified to serve as a director.

Justin Wender has served as a director of International Money Express, Inc. since 2018. Mr. Wender served as a director of Interwire LLC, an affiliate of Stella Point Capital, from 2017 to 2018. Mr. Wender is a Managing Partner of Stella Point Capital, which he co-founded in 2012. Stella Point Capital is a New York-based private equity firm focused on industrial, consumer and business services investments. Mr. Wender is an investment professional and has sourced and managed numerous investments for Stella Point Capital. Mr. Wender serves as trustee of the Weitz Funds. Previously, Mr. Wender spent more than 17 years at Castle Harlan, which he joined in 1993. Mr. Wender served as President of the firm from 2006 to 2010, led the effort of raising two funds, and served on the board of directors of 11 portfolio companies during his time with Castle Harlan. Currently, he serves on the board of directors of First American Payment Systems Holdings, Inc. Rightpoint Consulting LLC, and Vereco Holdings, LLC, as well as on the boards of several educational and charitable organizations. Mr. Wender holds a bachelor’s degree from Carleton College and a master’s degree in business administration from the Wharton School at the University of Pennsylvania. We believe that Mr. Wender’s extensive investment management and transactional experience coupled with his experience serving on boards of directors make him well qualified as a director.

Executive Officers

Certain other information relating to the Executive Officers of the Company appears in Item 4A to Part I of the Original Filing under the heading “Information About Our Executive Officers” and is incorporated herein by reference.

Relationships and Arrangements

There is no family relationship between any of Company’s directors or executive officers and, to the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings which are required to be disclosed pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). There are no arrangements between any director or executive officer of the Company and any other person pursuant to which he/she was, or will be, selected as a director or executive officer, respectively, except for certain Board designation rights provided to certain shareholders under the Shareholders Agreement as described below under the section captioned “Certain Related Person Transactions – Shareholders Agreement”.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Specific due dates for these reports have been established, and the Company is required to report any failure to comply therewith during the fiscal year ended December 31, 2019. To our knowledge, based solely on a review of the reports filed electronically with the SEC during the registrant’s most recent fiscal year and, where applicable, written representations that no other reports were required, all Section 16(a) filing requirements were complied with in a timely manner during the fiscal year ended December 31, 2019, except that FinTech Investor Holdings II, LLC filed one late Form 4 with respect to one transaction, Joseph Aguilar filed one late Form 4 with respect to one transaction and Amanda J. Abrams filed one late Form 3 with respect to one transaction.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics for our directors, officers, employees and certain affiliates in accordance with applicable federal securities laws, a copy of which is available on the Company’s website at www.intermexonline.com. If we amend or grant a waiver of one or more of the provisions of our Code of Business Conduct and Ethics, we intend to satisfy the requirements under Item 5.05 of Form 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer and principal accounting officer (or persons performing similar functions) by posting the required information on the Company’s website at www.intermexonline.com. The information found on the website is not part of this Form 10-K.

Director Nominations

No material changes have been made to the procedures by which stockholders may recommend nominees to our Board of Directors.

Audit Committee

The Audit Committee of the Board of Directors (the “Audit Committee”) was established by the Board in accordance with Section 3(a)(58)(A) of the Exchange Act, to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. Our Audit Committee consists of Messrs. Purcell, Holstein and Rincon, with Mr. Purcell serving as the Chairman. The Board has determined that Messrs. Purcell, Holstein and Rincon meet the independent director standards for Audit Committee members under the Nasdaq Capital Market (“Nasdaq”) listing rules and under Rule 10A-3(b)(1) of the Exchange Act. As required by the Nasdaq listing rules, the Audit Committee will at all times be composed exclusively of independent directors who are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. In addition, the Company is required to certify to Nasdaq that the Audit Committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The Board has determined that Mr. Purcell satisfies Nasdaq’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Index
ITEM 11. EXECUTIVE COMPENSATION
Overview

As an emerging growth company, Intermex has opted to comply with the executive compensation rules applicable to “smaller reporting companies,” as such term is defined under the Securities Act, which require compensation disclosure for Intermex’s “named executive officers”, as defined below.

The tabular disclosure and discussion that follow describe Intermex’s executive compensation program during the most recently completed fiscal year ended December 31, 2019, with respect to Intermex’s named executive officers as of December 31, 2019, including: Robert Lisy, Chief Executive Officer and President; Tony Lauro II, Chief Financial Officer; Joseph Aguilar, Chief Operating Officer; and Randall D. Nilsen, Chief Sales Officer (collectively, Intermex’s “named executive officers”).

Summary Compensation Table

The following table sets forth the compensation paid and earned to the named executive officers (the “NEOs”) that is attributable to services performed during fiscal years 2019 and 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	Nonequity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Robert Lisy(5) Chief Executive Officer and President	2019	$725,000	$—	$—	$323,563	$88,437	$1,137,000
	2018	$627,082	$1,645,000	$4,084,873	$295,000	$83,655	$6,735,610
Tony Lauro II Chief Financial Officer	2019	$330,852	$—	$209,643	$115,118	$2,530	$658,143
	2018	$254,991	$117,723	$680,812	$85,532	$50,000	$1,189,058
Joseph Aguilar Chief Operating Officer	2019	$72,692	$—	$570,210	$—	$17,000	$659,902
	2018	$—	$—	$—	$—	$—	$—
Randall D. Nilsen(5) Chief Sales Officer	2019	$280,582	$—	$—	$102,102	$14,148	$396,832
	2018	$249,517	$696,054	$789,578	$90,075	$14,102	$1,839,326

(1)The amounts included in the “Bonus” column for fiscal year 2018 include transaction bonuses paid in 2018 in connection with the Merger in the amounts of $1.5 million (for Mr. Lisy), $0.1 million (for Mr. Lauro) and $0.6 million (for Mr. Nilsen).

(2)The amounts included in the “Option Awards” column reflect the aggregate grant date fair value of stock options awarded to the NEOs as computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions made in the valuation reflected in these columns for fiscal year 2019, see Note 12 to the Notes to Consolidated Financial Statements contained in the Original Filing.

(3)The amounts included in the “Nonequity Incentive Plan Compensation” column reflect the quarterly and annual performance bonuses earned under the Company’s Employee Incentive Bonus Plan for fiscal years 2019 and 2018. The “Annual Cash Incentive Awards” section below describes how the Employee Incentive Bonus Plan awards were determined.

(4)For Mr. Lisy, the amounts set forth above include (x) a housing allowance in the amount of $84.5 thousand and $80.0 thousand for an apartment in the Miami, Florida area, for fiscal years 2019 and 2018, respectively, and (y) matching contributions under our 401(k) retirement savings plan, in the amount of $3.9 thousand and $4.0 thousand for fiscal years 2019 and 2018, respectively. For Mr. Lauro, the amounts set forth above include (x) matching contributions under our 401(k) retirement savings plan, in the amount of $2.5 thousand in 2019 and (y) a moving allowance of $50.0 thousand in 2018. For Mr. Aguilar, the amount set forth above includes (x) a housing allowance of $12.0 thousand and (y) a moving allowance of $5.0 thousand. For Mr. Nilsen, the amounts set forth above include (x) reimbursements for car-related costs of $12.0 thousand for each of fiscal years 2019 and 2018 and (y) matching contributions under our 401(k) retirement savings plan, in the amount of $2.1 thousand for each of fiscal years 2019 and 2018.

(5)The amounts for fiscal year 2018 exclude certain incentive units awards that had been granted to Mr. Lisy and Mr. Nilsen, respectively, in connection with the Stella Point acquisition, which vested and were distributed in 2018 in connection with the change of control that occurred with the Merger, in the amounts of $3.2 million (Mr. Lisy) and $4.3 million (Mr. Nilsen).

Annual Cash Incentive Awards

We maintain the Employee Incentive Bonus Plan (the “Bonus Plan”), an annual, cash-based, incentive plan, in which certain sales employees and all non-sales employees, including the named executive officers, participate. For 2019, payments under the Bonus Plan were determined based on completion of certain individual performance objectives, varying by employee category/position (the “Objective

Index
component”) and Intermex-wide Adjusted EBITDA targets (the “Adjusted EBITDA component”), as discussed below. Refer to the “Adjusted EBITDA” section of the Original Filing for our calculation methodology.

Each employee’s target bonus amount was determined at the outset of the year and was expressed generally as a percentage of the employee’s base salary. The target bonus percentages for 2019 were 50% for Mr. Lisy, 35% for Mr. Lauro, 32% for Mr. Aguilar and 35% for Mr. Nilsen. The CEO’s bonus was determined solely based on Adjusted EBITDA performance. The bonus for the other executives was determined 75% based on Adjusted EBITDA performance and 25% based on the Objective component.

Under the terms of the Bonus Plan, the Objective component was measured and paid on a quarterly basis and may range from 0% to 150% of target. Half of the Adjusted EBITDA component is paid based on quarterly performance with the remaining half subject to full-year performance. The quarterly payout for Adjusted EBITDA is made on a binary basis, such that if the quarterly target is achieved, then the quarterly payout is made (12.5% of target), with no partial payouts. All quarterly Adjusted EBITDA targets were set at the beginning of the year.

For the full-year Adjusted EBITDA component, the Compensation Committee set threshold, target and maximum levels of performance at the outset of the year. Threshold performance was set at 90% of the targeted Adjusted EBITDA amount, achievement of which pays 0% of target. Target performance was set at 100% of the targeted Adjusted EBITDA amount, achievement of which pays 100% of target. Maximum performance was set at 115% of the targeted Adjusted EBITDA amount, the achievement of which pays 150% of target. There would be no earnout for performance below threshold and linear interpolation applies between threshold/target and target/maximum performance levels.

For 2019, the pre-established quarterly Adjusted EBITDA targets were achieved for the first through the third quarter but were not achieved for the fourth quarter. The full-year Adjusted EBITDA performance of $57.6 million was above the target of $56.5 million, resulting in a full-year Adjusted EBITDA earnout of 106.5% of target.

Mr. Nilsen’s individual objectives are tied to his role as Chief Sales Officer and are specifically measured based on actual gross margin sales versus budget for each quarter. For each quarter in 2019, Mr. Nilsen achieved between 92% to 106% of the applicable gross margin sales quarterly budget.

Mr. Lauro’s individual objectives are based on the following factors: (i) reduction in our cash/deposit ratio (weighted 20%), (ii) reduction of our financing costs (weighted 50%), and (iii) reduction of bank fees and related charges (weighted 30%). For each quarter in 2019, Mr. Lauro’s level of achievement of his individual objectives ranged from 96% to 116% of the applicable goal.

Mr. Aguilar’s individual objectives are based on the following factors: (i) enhancing and consolidating the Operations functions of the Company, (ii) improving functionality of the Company’s call centers in Mexico and Guatemala, and (iii) enhancing the Information Technology, Purchasing and New Products Departments. For the last quarter of 2019, Mr. Aguilar’s level of achievement of his individual objectives ranged from 50% to 100% of the applicable goal.

Based on the combined impact of Adjusted EBITDA and Objective component performance, the overall payout as a percent of target was 106.5% of target for the CEO (based on Adjusted EBITDA performance only) and ranged from 102.7% to 106.1% for Messrs. Lauro, Aguilar and Nilsen, based on quarterly and annual Adjusted EBITDA and quarterly Objective component performance.

Employment Agreements

Each of our named executive officers is a party to an employment agreement with the Company, summarized below.

Chief Executive Officer and President (Robert Lisy)

On December 19, 2017, Intermex entered into an amended and restated employment agreement (the “CEO Employment Agreement”) with Mr. Lisy for the position of Chief Executive Officer and President, pursuant to which the term commenced on January 1, 2018 and will expire on January 1, 2021, subject to automatic two-year extensions unless either Intermex or Mr. Lisy provides at least 90 days’ written notice to the other of intent not to renew the term. The CEO Employment Agreement replaced prior employment agreements between Mr. Lisy and Intermex. The CEO Employment Agreement provides for a base salary, subject to increase at the discretion of the Board of Directors. Effective January 1, 2019, Mr. Lisy’s base salary was $725,000. The CEO Employment Agreement also provides that Mr. Lisy is eligible to earn a performance based bonus of up to $300,000. Effective as of January 1, 2019, Mr. Lisy’s annual bonus target was increased to up to $363,000. The amount of any annual bonus payable shall be determined by the Board of Directors in its discretion, and shall be conditioned on the achievement of certain performance goals, including the achievement by Intermex of budgeted EBITDA (as defined in the CEO Employment Agreement) as approved by the Board in its reasonable discretion, and the achievement of individual performance goals as may be reasonably agreed to by the Board and Mr. Lisy. The Board may, with Mr. Lisy’s consent, prospectively amend or modify from time to time the established bonus criteria, including any related performance requirements and target levels. Upon the closing of the transactions contemplated under the Merger, Mr. Lisy was granted options to purchase shares of common stock of the

Index
Company (formerly “FinTech Acquisition Corp. II”) equal to 3% of the fully diluted equity of the Company, pursuant to the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan. In addition, Mr. Lisy is entitled to participate in the pool of options to purchase shares of common stock reserved for the management team following the consummation of the Merger. For description of the material terms of the option awards, please refer to the “—Outstanding Equity Awards at End of Fiscal Year 2019” section below.

The CEO Employment Agreement also provides that Mr. Lisy is eligible to participate in all benefit programs (excluding severance, bonus, incentive or profit-sharing plans) offered by Intermex on the same basis as generally made available to other employees of Intermex and vacation and reimbursement benefits customary for a chief executive officer. In addition, Mr. Lisy is also entitled to the following benefits throughout the term of his employment: (a) car allowance; (b) apartment allowance in and/or around Miami, Florida; (c) if obtained by Intermex during the term of Mr. Lisy’s employment, the right to acquire and assume the premium payments under any life insurance policy held by Intermex upon termination of Mr. Lisy’s employment; and (d) reimbursement on or before the consummation of the Merger for all legal, accounting and tax advisory services rendered to Mr. Lisy in connection with the CEO Employment Agreement, the Merger Agreement, and any other related matters and agreements. The CEO Employment Agreement subjects Mr. Lisy to the following restrictive covenants: (i) non-solicitation of customers and employees of Intermex during employment and for two years thereafter; (ii) non-competition during employment and for two years thereafter; (iii) non-disclosure of confidential information for an unspecified duration; and (iv) mutual and perpetual non-disparagement. The CEO Employment Agreement also provides for severance upon a termination of employment under certain circumstances, as described below under “—Potential Payments upon Termination or Change in Control.”

Chief Financial Officer (Tony Lauro II)

On October 22, 2018, Intermex entered into an employment agreement (the “CFO Employment Agreement”) with Mr. Lauro for the position of Chief Financial Officer for an indefinite term beginning on October 22, 2018. The CFO Employment Agreement provides for a base salary, subject to increase at the discretion of the Board of Directors. Effective January 1, 2019, Mr. Lauro’s base salary was $330,000. The CFO Employment Agreement also provides that Mr. Lauro is eligible to participate in Intermex’s annual incentive compensation plan and shall have the opportunity to earn a performance based bonus of up to $110,000. Effective January 1, 2019, Mr. Lauro’s annual bonus target was increased to up to $116,000. The amount of any annual bonus payable shall be determined by the Board of Directors in its discretion, and shall be conditioned on the achievement of certain performance goals established by the Board of Directors in its discretion, including the achievement by Intermex of certain Adjusted EBITDA results and achievement by Mr. Lauro of certain personal objectives. The Board may amend or modify from time to time the annual incentive compensation plan, including modifying the performance requirements, target levels and participation terms thereof. Mr. Lauro is also eligible to participate in any benefit plans (excluding severance, bonus, incentive or profit-sharing plans, unless approved or determined by the Board of Directors in its discretion) offered by Intermex as in effect from time to time on the same basis as generally made available to other employees of Intermex. In addition, Mr. Lauro is entitled to reimbursement and vacation benefits typical for a senior executive. The CFO Employment Agreement subjects Mr. Lauro to the following restrictive covenants: (i) non-solicitation of customers and employees of Intermex during employment and for three years thereafter; (ii) non-competition during employment and for nine months thereafter; (iii) non-disclosure of confidential information for an unspecified duration; and (iv) perpetual non-disparagement. The CFO Employment Agreement also provides for severance upon a termination of employment under certain circumstances, as described below under “—Potential Payments upon Termination or Change in Control.”

Chief Operating Officer (Joseph Aguilar)

On September 23, 2019, Intermex entered into an employment agreement (the “COO Employment Agreement”) with Mr. Aguilar for the position of Chief Operating Officer for an indefinite term beginning on September 23, 2019. The COO Employment Agreement provides for a base salary of $315,000 per year, subject to increase at the discretion of the Board of Directors. The COO Employment Agreement also provides that Mr. Aguilar is eligible to participate in Intermex’s annual incentive compensation plan and shall have the opportunity to earn a performance based bonus of up to $100,000. Effective September 23, 2019, Mr. Aguilar’s annual bonus target was set at $25,000 for 2019. The amount of any annual bonus payable shall be determined by the Board of Directors in its discretion, and may be conditioned on the achievement of certain performance goals established by the Board of Directors in its discretion, including the achievement by Intermex of certain Adjusted EBITDA results and the achievement by Mr. Aguilar of certain personal objectives. The Board may amend or modify from time to time the annual incentive compensation plan, including modifying the performance requirements, target levels and participation terms thereof. Mr. Aguilar is also eligible to participate in any benefit plans (excluding severance, bonus, incentive or profit-sharing plans, unless approved or determined by the Board of Directors in its discretion) offered by Intermex as in effect from time to time on the same basis as generally made available to other employees of Intermex. In addition, Mr. Aguilar is entitled to reimbursement and vacation benefits typical for a senior executive. The COO Employment Agreement subjects Mr. Aguilar to the following restrictive covenants: (i) non-solicitation of customers and employees of Intermex during employment and for three years thereafter; (ii) non-competition during employment and for nine months thereafter; (iii) non-disclosure of confidential information for an unspecified duration; and (iv) perpetual non-disparagement. The COO Employment Agreement also provides for severance upon a termination of employment under certain circumstances, as described below under “—Potential Payments upon Termination or Change in Control.”

Index
Chief Sales Officer (Randy Nilsen)

On February 1, 2017, Intermex entered into an employment agreement (the “CSO Employment Agreement”) with Mr. Nilsen for the position of Chief Sales Officer for an indefinite term beginning on February 1, 2017. The CSO Employment Agreement provides for a base salary, subject to increase at the discretion of the Board of Directors. Effective January 1, 2019, Mr. Nilsen’s base salary was $268,801. The CSO Employment Agreement also provides that Mr. Nilsen is eligible to participate in Intermex’s annual incentive compensation plan and shall have the opportunity to earn a performance based bonus of up to $75,000. The amount of any annual bonus payable shall be determined by the Board of Directors in its discretion, and may be conditioned on the achievement of certain performance goals established by the Board of Directors in its discretion. The Board may amend or modify from time to time the annual incentive compensation plan, including modifying the performance requirements, target levels and participation terms thereof. Mr. Nilsen is also eligible to participate in any benefit plans (excluding severance, bonus, incentive or profit-sharing plans, unless approved or determined by the Board of Directors in its discretion) offered by Intermex as in effect from time to time on the same basis as generally made available to other employees of Intermex. In addition, Mr. Nilsen is entitled to reimbursement and vacation benefits customary for a senior executive. The CSO Employment Agreement subjects Mr. Nilsen to the following restrictive covenants: (i) non-solicitation of customers and employees of Intermex during employment and for three years thereafter; (ii) non-competition during employment and for nine months thereafter; (iii) non-disclosure of confidential information for an unspecified period; and (iv) perpetual non-disparagement. The CSO Employment Agreement also provides for severance upon a termination of employment under certain circumstances, as described below under “—Potential Payments upon Termination or Change in Control.”

Outstanding Equity Awards at End of Fiscal Year 2019

Name	Option Awards(1)
	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
(a)		(b)	(c)	(d)	(e)	(f)
Robert Lisy Chief Executive Officer and President	7/26/2018	297,475	892,427	—	$9.91	7/26/2028
Tony Lauro II Chief Financial Officer	7/26/2018	49,579	148,738	—	$9.91	7/26/2028
	10/4/2019	—	50,000	—	$13.53	10/4/2029
Joseph Aguilar Chief Operating Officer	9/23/2019	—	125,000	—	$14.46	9/23/2029
Randall D. Nilsen Chief Sales Officer	7/26/2018	57,500	172,500	—	$9.91	7/26/2028

(1)The Option Awards column reflects stock options granted to the applicable NEO on the dates shown, which vest and become exercisable in four equal installments beginning one year after the date of grant, subject to the NEO’s continued employment with the Company.

Retirement Benefit Programs

Intermex maintains a tax-qualified defined contribution plan (the “401(k) Plan”) that provides retirement benefits to employees, including matching contributions. The Company matches 50% of each employee's contributions up to a maximum of 3% of their total compensation. The NEOs are eligible to participate in the 401(k) Plan on the same terms as other participating employees.

Potential Payments upon Termination or Change in Control

Severance under Employment Agreements

Pursuant to the terms of the employment agreements with Mr. Lisy, Mr. Lauro, Mr. Aguilar and Mr. Nilsen, the NEOs are entitled to receive certain payments in connection with certain termination events.

Index
In the event that (i) Mr. Lisy is terminated by Intermex other than for Cause, Disability (as such terms are defined in the CEO Employment Agreement) or death, (ii) if Mr. Lisy resigns for Good Reason (as defined in the CEO Employment Agreement) or (iii) Mr. Lisy’s employment is terminated pursuant to Intermex providing notice of non-renewal of the term of the CEO Employment Agreement, Mr. Lisy is entitled to an amount equal to two times the sum of Mr. Lisy’s base salary and Mr. Lisy’s target bonus payable in equal installments over the two year period following termination and any other Accrued Rights (as defined in the CEO Employment Agreement). In the event Mr. Lisy’s employment is terminated by us for Cause (as defined in the CEO Employment Agreement), Mr. Lisy would be entitled to receive any base salary through the date of termination that remains unpaid as of the date of termination, any accrued and unpaid bonus for any previously completed year that Mr. Lisy is entitled to receive as of the date of termination, and any other Accrued Rights (as defined in the CEO Employment Agreement).

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

In the event that Mr. Lauro is terminated by Intermex other than for Cause, Disability (as defined in the CFO Employment Agreement) or death or if Mr. Lauro resigns for Good Reason (as defined in the CFO Employment Agreement), he is entitled to base salary continuation for nine months, a pro-rata portion of his target bonus for the year in which termination occurs (less any bonus amounts already paid for such year) and any other Accrued Rights (as defined in the CFO Employment Agreement). In the event Mr. Lauro’s employment is terminated by us for Cause (as defined in the CFO Employment Agreement), Mr. Lauro would be entitled to receive any base salary through the date of termination that remains unpaid as of the date of termination, any accrued and unpaid bonus for any previously completed bonus period that Mr. Lauro is entitled to receive as of the date of termination, and any other Accrued Rights (as defined in the CFO Employment Agreement).

In the event that Mr. Aguilar is terminated by Intermex other than for Cause, Disability (as defined in the COO Employment Agreement) or death or if Mr. Aguilar resigns for Good Reason (as defined in the COO Employment Agreement), he is entitled to base salary continuation for nine months, a pro-rata portion of his target bonus for the year in which termination occurs (less any bonus amounts already paid for such year) and any other Accrued Rights (as defined in the COO Employment Agreement). In the event Mr. Aguilar’s employment is terminated by us for Cause (as defined in the COO Employment Agreement), Mr. Aguilar would be entitled to any base salary through the date of termination that remains unpaid as of the date of termination, any accrued and unpaid bonus for any previously completed bonus period that Mr. Aguilar is entitled to receive as of the date of termination, and any other Accrued Rights (as defined in the COO Employment Agreement).

In the event that Mr. Nilsen is terminated by Intermex other than for Cause, Disability (as defined in the CSO Employment Agreement) or death or if Mr. Nilsen resigns for Good Reason (as defined in the CSO Employment Agreement), he is entitled to base salary continuation for nine months, a pro-rata portion of his target bonus for the year in which termination occurs (less any bonus amounts already paid for such year) and any other Accrued Rights (as defined in the CSO Employment Agreement). In the event Mr. Nilsen’s employment is terminated by us for Cause (as defined in the CSO Employment Agreement), Mr. Nilsen would be entitled to receive any base salary through the date of termination that remains unpaid as of the date of termination, any accrued and unpaid bonus for any previously completed bonus period that Mr. Nilsen is entitled to receive as of the date of termination, and any other Accrued Rights (as defined in the CSO Employment Agreement).

Compensation of Directors

The directors for fiscal year 2019 included Robert Lisy, Justin Wender, Adam Godfrey, Robert Jahn, John Rincon, Stephen Paul, Kurt Holstein, Michael Purcell and Christopher Lofgren. Only the independent non-employee directors of the Company, John Rincon, Kurt Holstein, Michael Purcell and Christopher Lofgren, received compensation for their service as directors for the fiscal year ended December 31, 2019.

Effective as of March 6, 2019, the Compensation Committee of the Board approved the following changes to the compensation of the independent non-employee directors: (a) the annual cash retainer amount was increased from $40,000 to $50,000; (b) the Audit Committee Chair receives an additional annual cash retainer of $35,000 and the non-chair members of the Audit Committee each receive an additional annual cash retainer of $10,000; (c) the Compensation Committee Chair receives an additional annual cash retainer of $15,000 and each non-chair members of the Compensation Committee receives an additional annual cash retainer of $7,500; and (d) the Nominating and

Index
Corporate Governance Committee Chair receives an additional annual cash retainer of $10,000 and non-chair members of the Nominating and Corporate Governance Committee each receive an additional annual cash retainer of $5,000.

The independent non-employee directors of the Company also receive as part of their annual retainer in connection with their service on the Board of Directors: (i) $70,000 paid in an equity-based award, vesting on the one-year anniversary of the grant date and (ii) additional amounts paid in cash for service on a Board committee as set forth above.

Additionally, all members of our Board of Directors are reimbursed for their usual and customary expenses incurred in connection with attending all Board and other committee meetings.

Director Compensation Table for Fiscal Year 2019

The following table sets forth information for the year ended December 31, 2019 regarding the compensation awarded to, earned by or paid to our independent non-employee directors:

Director(1)	Fees earned or paid in cash ($)	Stock awards ($)(2)(3)	Total ($)
John Rincon	$63,750	$70,000	$133,750
Kurt Holstein	$62,500	$70,000	$132,500
Michael Purcell	$85,000	$70,000	$155,000
Christopher Lofgren(4)	$28,750	$70,000	$98,750

(1)Does not include any non-independent directors, including directors who also serve as officers of the Company, as these directors do not receive compensation for their service on the Board of Directors.

(2)Amounts shown in this column represent the grant date fair value of restricted stock units issued to each of the Company’s independent directors during fiscal year 2019 as computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions made in the valuation reflected in these columns, see Note 12 to the Notes to Consolidated Financial Statements contained in the Original Filing.

(3)Represents the aggregate number of unvested restricted stock units (RSUs) outstanding for each of our independent directors as of December 31, 2019.

(4)Mr. Lofgren joined the Board effective October 7, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information

The International Money Express, Inc. 2018 Omnibus Equity Compensation Plan is the only equity compensation plan currently maintained by the Company. This plan was approved by the Company’s stockholders. The following table sets forth the number of shares of our common stock subject to outstanding stock options and restricted stock units (RSUs), the weighted average exercise price of outstanding stock options and RSUs, and the number of shares remaining available for future grants as of December 31, 2019.

Plan category	Number of securities to be issued upon exercise of outstanding options, RSUs, warrants and rights	Weighted-average exercise price of outstanding options, RSUs, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,924,172	$10.54	466,170
Equity compensation plans not approved by security holders	—	—	—
Total	2,924,172	$10.54	466,170

Index
Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our outstanding shares of common stock as of March 31, 2020 by: (a) each person or “group” (as such term is used in Section 13(d)(3) of the Exchange Act) who is known by us to beneficially own 5% or more of our shares of Common Stock, (b) each of our directors and each of our NEOs, and (c) all of our directors and executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all of the common stock owned by them.

Unless otherwise provided, beneficial ownership of common stock of the Company is based on 38,034,711 shares of common stock of the Company issued and outstanding as of March 31, 2020.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Common Stock Beneficially Owned (2)

Directors and Executive Officers:(3)
Robert Lisy (4)	1,998,535	5.2%
Tony Lauro II (5)	49,579	*
Randall D. Nilsen (6)	228,422	*
Joseph Aguilar	—	—
Adam Godfrey (7)	8,305,826	21.8%
Kurt Holstein (8)	85,531	*
Robert Jahn	—	—
Michael Purcell (9)	7,063	*
Christopher Lofgren (10)	17,900	*
Stephen Paul	—	—
John Rincon (11)	1,197,399	3.1%
Justin Wender (7)	8,305,826	21.8%
All directors and executive officers as a group (14 individuals)	12,454,128	32.3%

Five Percent Holders:
Robert Lisy (4)	1,998,535	5.2%
SPC Intermex, LP (12)	8,305,826	21.8%
Parties to the Shareholder Agreement (13)	12,454,094	32.4%
Wellington Management Group LLP (14)	3,316,220	8.7%
BlackRock, Inc. (15)	1,989,745	5.2%
Nantahala Capital Management, LLC (16)	2,512,521	6.6%
Steamboat Capital Partners, LLC (17)	2,590,609	6.8%
Steamboat Capital Partners GP, LLC (17)	1,948,101	5.1%
* Less than 1 percent.

(1)For purposes of this table, a person is deemed to be the beneficial owner of a security if he or she (a) has or shares voting power or dispositive power with respect to such security, or (b) has the right to acquire such ownership within 60 days. “Voting power” is the power to vote or direct the voting of shares, and “dispositive power” is the power to dispose or direct the disposition of shares, irrespective of any economic interest in such shares.

(2)In calculating the percentage ownership or percent of equity vote for a given individual or group, the number of common shares outstanding includes unissued shares subject to options, warrants, rights or conversion privileges, exercisable within 60 days of March 31, 2020, held by such individual or group, but are not deemed outstanding by any other person or group.

Index
(3)Unless otherwise noted, the business address of each of the directors and executive officers is 9480 South Dixie Highway, Miami, Florida 33156.

(4)Includes (i) 438,531 shares held by Hawk Time Enterprises, LLC, a Delaware limited liability company (“Hawk Time”), (ii) 1,262,529 shares held by the Robert Lisy Family Revocable Living Trust (the “Lisy Trust”) and (iii) 297,475 shares held by Mr. Lisy, representing shares issuable upon exercise of options that are exercisable as of March 31, 2020. Mr. Lisy is the sole manager of Hawk Time and sole trustee of the Lisy Trust. Excludes shares held by other parties to the Shareholders Agreement with which Hawk Time, the Lisy Trust or Mr. Lisy may be deemed to share beneficial ownership by virtue of voting provisions of such agreement. The ownership information set forth herein is based in its entirety on the information contained in the Schedule 13D, as amended, filed with the SEC on September 18, 2019 by Hawk Time, the Lisy Trust and Mr. Lisy. Based on the Schedule 13D, as amended, each of Hawk Time, the Lisy Trust and Mr. Lisy is the beneficial owner of an aggregate of 14,792,858 shares with shared voting power over 14,792,858 shares and sole dispositive power over 1,701,060 shares.

(5)Includes 49,579 shares issuable upon exercise of options that are exercisable as of March 31, 2020.

(6)Includes 57,500 shares issuable upon exercise of options that are exercisable as of March 31, 2020.

(7)Includes 8,305,826 shares held by SPC Intermex, LP, whose general partner is SPC Intermex GP, LLC. Stella Point Capital (“Stella Point”) is the sole manager of SPC Intermex GP, LLC, and Messrs. Godfrey and Wender are Managing Partners of Stella Point and as a result of their position they may be deemed to be the beneficial owner of those shares. Messrs. Godfrey and Wender serve on the Board of Directors of the Company as representatives of Stella Point. Excludes shares held by other parties to the Shareholders Agreement with which Messrs. Godfrey and Wender may be deemed to share beneficial ownership by virtue of voting provisions of such agreement. The ownership information set forth herein is based in its entirety on the material contained in Schedule 13D, as amended, dated September 18, 2019, filed with the SEC by Messrs. Godfrey and Wender, along with certain other filing parties. Based on the Schedule 13D, as amended, Messrs. Godfrey and Wender are each the beneficial owner of an aggregate of 14,792,858 shares with shared voting power over 14,792,858 shares and sole dispositive power over 8,305,826 shares. Messrs. Godfrey and Wender disclaim beneficial ownership of any shares of common stock held by SPC Intermex, LP. The address for Messrs. Godfrey and Wender is c/o Stella Point Capital LLC, 444 Madison Ave., 25th Floor, New York, New York 10022.

(8)Mr. Holstein, who owns 85,531 shares on a personal basis, currently serves on the Board of Directors of the Company. Excludes 4,617 shares deliverable within 30 days after vesting of restricted stock units on June 26, 2020.

(9)Mr. Purcell, who owns 7,063 shares on a personal basis, currently serves on the Board of Directors of the Company. Excludes 4,617 shares deliverable within 30 days after vesting of the restricted stock units on June 26, 2020.

(10)Mr. Lofgren, who owns 17,900 shares on a personal basis, currently serves on the Board of Directors of the Company. Excludes 5,102 shares of which are deliverable within 30 days after vesting of restricted stock units on October 7, 2020.

(11)Includes (i) 7,064 shares held by Mr. Rincon, (ii) 1,005,288 shares held by Latin American Investment Holdings, Inc. and (iii) 180,431 shares held by Rincon Capital Partners, LLC. Mr. Rincon owns 100% of Latin American Investment Holdings, Inc. (“LAIH”) and jointly owns Rincon Capital Partners, LLC (“Rincon LLC”). Excludes 4,617 shares of which are deliverable to Mr. Ricon within 30 days after vesting of restricted stock units on June 26, 2020. Mr. Rincon owns 100% of LAIH and jointly owns Rincon LLC and is its managing member.

(12)Includes 8,305,826 shares held by SPC Intermex, LP and excludes shares of common stock held by other parties to the Shareholders Agreement with which SPC Intermex, LP and associated entities may be deemed to share beneficial ownership by virtue of voting provisions of such agreement. The ownership information set forth herein is based in its entirety on the information contained in the Schedule 13D, as amended, filed with the SEC on September 18, 2019 by SPC Intermex, LP, SPC Intermex GP, LLC and Stella Point, along with certain other filing parties. Based on the Schedule 13D, as amended, SPC Intermex, LP is the beneficial owner of an aggregate of 14,792,858 shares with shared voting power over 14,792,858 shares and shared dispositive power over 8,305,826 shares. The general partner of SPC Intermex, LP is SPC Intermex GP, LLC and Stella Point is the sole manager of SPC Intermex GP, LLC. Messrs. Godfrey and Wender are the Managing Partners of and jointly control Stella Point. SPC Intermex GP, LLC, Stella Point, and Messrs. Godfrey and Wender may be deemed to share beneficial ownership of the shares held of record by SPC Intermex, LP, but disclaim beneficial ownership of such shares. See “Risk Factors - Because Stella Point controls a significant percentage of our common stock, it may influence our major corporate decisions and its interests may conflict with the interests of other holders of our common stock” of the Original Filing for additional information. The address for SPC Intermex, LP is c/o Stella Point Capital LLC, 444 Madison Ave., 25th Floor, New York, New York 10022.

Index
(13)Includes shares held by each of the parties to the Shareholders Agreement. Each of the parties to the Shareholders Agreement are deemed by Rule 13d-5(b)(1) of the Exchange Act to have shared voting power over all of the 14,792,858 shares subject to the Shareholders Agreement. The parties to the Shareholders Agreement are: International Money Express, Inc., SPC Intermex Representative LLC, SPC Intermex, LP, C.A.R. Holdings, Hawk Time, Lisy Trust, Robert Lisy, Darrell Ebbert, Jose Perez-Villareal, Eduardo Azcarate, William Velez, Randall Nilsen, DGC Family FinTech Trust, Daniel Cohen, Betsy Cohen, Swarthmore Trust of 2016, James J. McEntee, III, Hepco Family Trust, Jeremy Kuiper, Shami Patel, Plamen Mitrikov, FinTech Investor Holdings II, LLC (Sponsor), Cohen Sponsor Interests II, LLC, and Solomon Cohen. The ownership information set forth herein is based on the information contained in the Schedule 13D, as amended, filed with the SEC on September 18, 2019 by the parties to the Shareholders Agreement, as well as Forms 4 filed with the SEC by certain parties to the Shareholders Agreement subsequent to September 18, 2019. The address for each of the parties to the Shareholders Agreement is set forth on the Schedule 13D, as amended.

(14)Based solely on the information contained in the Schedule 13G filed with the SEC on January 28, 2020 as jointly filed by Wellington Management Group LLP (“WMG”), Wellington Group Holdings LLP (“WGH”), Wellington Investment Advisors Holdings LLP (“WIAH”) and Wellington Management Company LLP (“WMC” and collectively with WMG, WGH and WIAH, the “Wellington Group”), each of WMG, WGH and WIAH is the beneficial owner of 3,316,220 shares with shared voting and shared dispositive power over all of such shares, and WMC is the beneficial owner of 3,281,109 shares with shared voting and shared dispositive power over all of such shares. The shares were acquired by the following subsidiaries of WMG, as the parent holding company of certain holding companies and investment advisors: WGH, Wellington Investment Advisors LLP, Wellington Management Global Holdings, Ltd., WMC, Wellington Management Canada LLC, Wellington Management Singapore Pte Ltd, Wellington Management Hong Kong Ltd, Wellington Management International Ltd, Wellington Management Japan Pte Ltd, and Wellington Management Australia Pty Ltd. The address for the Wellington Group is c/o Wellington Management Company LLP 280 Congress Street, Boston, MA 02210.

(15)Based solely on the information contained in the Schedule 13G filed with the SEC on February 7, 2020 by BlackRock, Inc. (“BlackRock”), BlackRock is the beneficial owner of 1,989,745 shares with sole voting power over 1,874,751 shares and sole dispositive power over 1,989,745 shares. The shares were acquired by the following subsidiaries of BlackRock: BlackRock Advisors, LLC, BlackRock Investment Management (UK) Limited, BlackRock Fund Advisors, BlackRock Asset Management Ireland Limited, BlackRock Institutional Trust Company, National Association, BlackRock Financial Management, Inc., BlackRock Japan Co., Ltd., BlackRock Asset Management Schweiz AG, and BlackRock Investment Management, LLC. The address for BlackRock is 55 East 52nd Street, New York, NY 10055.

(16)Based solely on the information contained in the Schedule 13G, as amended, jointly filed with the SEC on February 13, 2020 by Nantahala Capital Management, LLC (“Nantahala”), Wilmot B. Harkey and Daniel Mack, Nantahala may be deemed to be the beneficial owner of 2,512,521 shares with shared voting and shared dispositive power over all of such shares. As the managing members of Nantahala, each of Messrs. Harkey and Mack may be deemed to be a beneficial owner of such shares. The address for each of Nantahala and Messrs. Harkey and Mack is 130 Main St. 2nd Floor, New Canaan, CT 06840.

(17)Based solely on the information contained in the Schedule 13D, as amended, jointly filed with the SEC on March 24, 2020 by Steamboat Capital Partners, LLC (“Steamboat”), Parsa Kiai, Steamboat Capital Partners GP, LLC (“Steamboat GP”), Steamboat Capital Partners Master Fund, LP (“Steamboat Master”) and Steamboat Capital Partners II, LP (“Steamboat II”), Steamboat may be deemed to be the beneficial owner of 2,590,609 shares with sole voting power over 2,590,609 shares and sole dispositive power over 2,360,483 shares; Parsa Kiai may be deemed to be the beneficial owner of 2,590,609 shares with sole voting power over 2,590,609 shares and sole dispositive power over 2,360,483 shares; Steamboat GP may be deemed to be the beneficial owner of 1,948,101 shares with sole voting and sole dispositive power over all of such shares; Steamboat Master beneficially owns 1,912,305 shares with sole voting and sole dispositive power over all of such shares; and Steamboat II beneficially owns 35,796 shares with sole voting and sole dispositive power over all of such shares. Steamboat (as the portfolio manager for its clients, including Steamboat Master and Steamboat II), Steamboat GP (as the general partner of Steamboat Master and Steamboat II) and Mr. Kiai (as the managing member of Steamboat and Steamboat GP), may be deemed to be the beneficial owner of such shares beneficially owned by Steamboat Master, Steamboat II and Steamboat, as applicable. The address for each of Steamboat, Steamboat GP, Steamboat II and Parsa Kiai is 420 Lexington Avenue, Suite 2300, New York, NY 10170. The address for Steamboat Master is 190 Elgin Avenue, George Town, Grand Cayman, Cayman Islands, KY1-9005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Review of Related Party Transactions

In accordance with the charter for the Audit Committee of the Board of Directors, our Audit Committee reviews and approves in advance any proposed related person transactions. For purposes of these procedures, “related person” and “transaction” have the meanings contained in Item 404 of Regulation S-K.

Index
Our Board has also adopted a written related person transaction policy that sets forth the policies and procedures for the review and approval or ratification of related person transactions. In accordance with our Related Person Transactions Policy and Procedures, either the Audit Committee or the affirmative vote of a majority of directors who do not have a direct or indirect material interest in such related party transaction must review and approve all transactions in which (i) Intermex or one of its subsidiaries is a participant, (ii) the amount involved exceeds $120,000 and (iii) a related person has a direct or indirect material interest, other than transactions available to all employees of the Company generally.

In assessing a related party transaction brought before it for approval the Audit Committee considers, among other factors it deems appropriate, whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction. The Audit Committee may then approve or disapprove the transaction in its discretion.

Certain Related Person Transactions

During the fiscal year ended December 31, 2019 and the fiscal year ended December 31, 2018, there was not, nor is there any currently proposed transaction or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any related person had, has or will have a direct or indirect material interest, other than as set forth in the sections captioned “Executive Compensation”, “Director Compensation Table” and “Security Ownership of Certain Beneficial Owners and Management” above, in the sections captioned “The Merger”, “Tender Offer” and “Secondary Offering” in the Original Filing, or as disclosed below. In addition, please see the section captioned “Risk Factors” in the Original Filing for descriptions of risks that may arise as a result of these and other such relationships and related person transactions.

Loan from FinTech’s Sponsor

Prior to FinTech Acquisition Corp. II’s (“FinTech”) initial public offering (“IPO”), in order to finance organizational costs and other costs relating to the IPO, FinTech’s Sponsor, FinTech Investor Holdings II, LLC, committed to loan FinTech funds as may be required, to a maximum of $500,000. These loans were non-interest bearing, unsecured and payable on the earlier of June 30, 2017 or the consummation of the IPO. FinTech repaid an aggregate of $231,846 loans to FinTech’s Sponsor upon the consummation of the IPO or shortly thereafter.
In order to finance transaction costs in connection with an initial business combination, FinTech’s Sponsor committed to loan to FinTech funds as may be required up to a maximum of $1,100,000 (“Working Capital Loans”), which were to be repaid upon the consummation of an initial business combination. There were Working Capital Loans outstanding as of June 30, 2018 in the amount of $390,000 which were settled in cash on July 26, 2018, the closing date of the Merger (the “Closing Date”).

Registration Rights

On the Closing Date, the Company entered into the Registration Rights Agreement with certain of FinTech’s initial stockholders and certain of the Intermex stockholders, including entities affiliated with Messrs. Godfrey, Wender, Jahn, Paul, Rincon, and Lisy, Mr. Holstein, and four of our executives, Messrs. Lisy, Azcarate, Perez-Villareal and Nilsen, that provides certain registration rights with respect to the shares of the Company’s common stock. The Registration Rights Agreement requires the Company to, among other things, file a resale shelf registration statement on behalf of the stockholders party to the Registration Rights Agreement as promptly as practicable upon request by Stella Point following the closing of the Merger. Two members of our Board, Messrs. Godfrey and Wender, are Managing Partners of Stella Point. Robert Jahn, also a member of our Board of Directors, serves as a Managing Director of Stella Point. The Registration Rights Agreement also provides the stockholders party to the agreement the right (such right, the “Demand Registration Right”) to require the Company to effect one or more shelf registrations under the Securities Act, covering all or part of such stockholder’s common stock upon written request to the Company. Demand Registration Rights are available exclusively to Stella Point for the first 15 months after the closing of the Merger, and thereafter to certain other stockholders party to the Registration Rights Agreement. The Registration Rights Agreement additionally provides piggyback rights to the stockholders party to the Registration Rights Agreement, subject to customary underwriter cutbacks and issuer blackout periods. The Company also agreed to pay certain fees and expenses relating to registrations under the Registration Rights Agreement.

On August 23, 2019, pursuant to a waiver agreement among the Company, Fintech Investor Holdings II, LLC, and SPC Intermex Representative LLC (“SPC Intermex”), 394,793 shares of common stock held by FinTech Investor Holdings II, LLC were released from the lock-up restrictions in the Stockholders Agreement and transferred to certain members of FinTech Investor Holdings II, LLC. In accordance with this waiver agreement, an additional 394,785 shares of common stock held by FinTech Investor Holdings II, LLC were released from the lock-up restrictions in the Stockholders Agreement on October 15, 2019.

Further, on August 23, 2019, the Company, Fintech Investor Holdings II and SPC Intermex also executed a separate waiver pursuant to which the parties waived the requirement in the Registration Rights Agreement that certain transferees be bound by contractual lock-up provisions in connection with the first sale of registrable securities under the Registration Rights Agreement.

Index
On September 11, 2019, the Company entered into an underwriting agreement with certain selling stockholders, including entities affiliated with Messrs. Godfrey, Wender, Jahn, Paul, Rincon, and several underwriters relating to the underwritten public offering of 5,217,392 shares of the Company’s common stock, at a price to the public of $12.75 per share. Also, the underwriters purchased 782,608 additional shares of common stock at the same price as the initial shares under a 30-day option period granted by the selling stockholders. The closing of the offering occurred on September 16, 2019. The Company did not receive any proceeds from these sales of common stock. The selling stockholders received all of the proceeds of the underwritten offering.

Shareholders Agreement

On the Closing Date of the Merger, the Company entered into an agreement by and between certain shareholders (the “Shareholders Agreement”), including entities affiliated with Messrs. Godfrey, Wender, Jahn, Paul and Lisy, and four of our executives, Messrs. Lisy, Azcarate, Perez-Villareal and Nilsen. Pursuant to the Shareholders Agreement, for so long as Intermex legacy stockholders party thereto hold, in the aggregate, at least 10% of the total outstanding shares of the Company’s common stock, SPC Intermex will be entitled to designate eight individuals for election to the Company’s Board of Directors of which at least three designees must qualify as an “independent director” under the Exchange Act and Nasdaq rules. Following such times as the collective ownership of such Intermex legacy stockholders is less than 10% of the outstanding shares of the Company’s common stock, SPC Intermex will be entitled to designate one person for election to the Company’s Board of Directors, which designation right will lapse at such time as the Intermex legacy stockholders’ collective ownership is less than 5% of the outstanding shares of the Company’s common stock. Pursuant to the Shareholders Agreement, all of the stockholders party thereto, are required to vote their shares of the Company’s common stock subject to the Shareholders Agreement as set forth therein for the director nominees designated thereunder. In addition, for so long as FinTech’s initial stockholders that are party to the Shareholders Agreement collectively own more than 5% of the Company’s outstanding common stock, FinTech Investor Holdings II, LLC, as representative, is entitled to designate one person as a non-voting observer to the Company’s Board of Directors. Certain parties to the Shareholders Agreement also agreed to a lock-up provision restricting the stockholders party thereto from transferring their shares of the Company’s common stock subject to the terms of the Shareholders Agreement as set forth therein, subject to limited exceptions, which expired in September of 2019. See “Risk Factors - Because Stella Point controls a significant percentage of our common stock, it may influence our major corporate decisions and its interests may conflict with the interests of other holders of our common stock” of the Original Filing for additional information regarding the Shareholders Agreement.

Director Independence

Nasdaq listing rules require that a majority of the board of directors of a company listed on Nasdaq be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that Michael Purcell, Kurt Holstein, Christopher Lofgren and John Rincon are independent directors under the Nasdaq listing rules and Rule 10A-3 of the Exchange Act. In making these determinations, our Board of Directors considered the current and prior relationships that each non-employee director had with FinTech Acquisition Corp. II and Intermex Holdings II, Inc. and has with the Company and all other facts and circumstances our Board of Directors deemed relevant in determining independence, including the beneficial ownership of our common stock by each non-employee director, and the transactions involving them. We are no longer a “controlled company” within the meaning of the Nasdaq listing rules. Consequently, the Nasdaq listing rules will require that we (a) have a majority of independent directors on our board of directors within one year after the date we no longer qualified as a “controlled company”; and (b)(i) have at least a majority of independent directors on each of the compensation and nominating and governance committees within 90 days after the date we no longer qualified as a “controlled company,” and (b)(ii) have compensation and nominating and governance committees composed entirely of independent directors within one year of such date. We have satisfied the 90-day requirement of having a majority of independent directors on the compensation and nominating and governance committees and expect to satisfy the other corporate governance requirements during the one-year transition period. During this transition period, we will continue to qualify for and may continue to utilize the available exemptions from certain corporate governance requirements as permitted by Nasdaq listing rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following tables present fees for professional audit services rendered by BDO USA, LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2019 and 2018, and fees billed for the other services rendered during those periods.

	2019	2018
Audit fees (1)	$669,200	$2,196,550
Audit-related fees (2)	$—	$—
Tax fees (3)	$—	$—
All other fees (4)	$—	$—

Index
(1)Audit Fees

Audit fees include the aggregate fees for the audit of our annual consolidated financial statements included in our Forms 10-K and the reviews of each of the quarterly consolidated financial statements included in our Forms 10-Q, as well as work generally only the independent registered certified public accountants can reasonably be expected to provide, such as statutory and other audit work performed with respect to certain of our subsidiaries. Such audit fees also include professional services for comfort letters, consents and reviews of documents filed with the Securities and Exchange Commission, including those in connection with the Merger transaction that closed in July 2018.
(2)Audit-Related Fees

Audit-related fees primarily include fees, not included in “Audit Fees” above, for assurance and related services traditionally performed by the independent auditor. These services would include, among others, due diligence related to transactions or events, including acquisitions, and attest services related to financial reporting that are not required by statute or regulation.

(3)Tax Fees

Tax fees would consist of assistance with tax compliance services, preparation of tax returns, tax planning, and providing tax guidance. No such products and services were provided in the relevant periods.
(4)All Other Fees

All other fees would consist of the aggregate fees billed for products and services other than the services described under audit fees, audit-related fees and tax fees. No such products and services were provided in the relevant periods.
Pre-Approval Policies and Procedures

All of the fees described above were approved by the Audit Committee. The Audit Committee is responsible for overseeing the audit fee negotiations associated with the retention of BDO USA LLP to perform the audit of our annual consolidated financial statements. The Audit Committee has adopted a pre-approval policy under which the Audit Committee approves in advance all audit and non-audit services to be performed by our independent auditors. As part of its pre-approval policy, the Audit Committee considers whether the provision of any proposed non-audit services is consistent with the SEC’s rules on auditor independence. If there are any additional services to be provided, a request for pre-approval must be submitted by management to the Audit Committee for its consideration under the policy. Finally, in accordance with the pre-approval policy, the Audit Committee has delegated pre-approval authority to each of its members. Any member who exercises this authority must report any pre-approval decisions to the Audit Committee at its next meeting.

Index
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
EXHIBIT INDEX

Exhibit No.	Document

2.1**	Agreement and Plan of Merger, dated December 19, 2017, between the Company, FinTech Merger Sub II Inc., Intermex Holdings II, Inc. and SPC Intermex Representative LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

3.1**	Second Amended and Restated Certificate of Incorporation of the Company, dated July 26, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

3.2**	Second Amended and Restated Bylaws of the Company, effective as of July 26, 2018 (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

4.1**	Warrant Agreement, dated January 19, 2017, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

4.2**	Shareholders Agreement, dated July 26, 2018, between the Company and the stockholders of the Company signatory thereto (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

4.3**	Shareholders Agreement Amendment, dated as of December 12, 2018, by and among FinTech Investor Holdings II, LLC, the Company and SPC Intermex Representative LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K on filed on December 14, 2018).

4.4**	Amendment No. 1 to Warrant Agreement, dated April 29, 2019, by and between International Money Express, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K Filed on April 30, 2019).

4.5**	Shareholders Agreement Waiver dated August 23, 2019, among Fintech Investor Holdings II, LLC, International Money Express, Inc. and SPC Intermex Representative LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K Filed on August 23, 2019).

4.6**	Description of Securities (incorporated by reference to Exhibit 4.6 to the Registrant’s Form 10-K filed on March 11, 2020).

10.1(a)**	Credit Agreement, dated November 7, 2018, by and among Intermex Wire Transfer, LLC, Intermex Holdings, Inc., International Money Express, Inc., International Money Express Sub 2, LLC, each Guarantor, and KeyBank National Association, as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on filed on November 8, 2018).

10.1(b)**	Amendment No. 1, dated as of December 7, 2018 to the Credit by and among Intermex Wire Transfer, LLC, Intermex Holdings, Inc., International Money Express, Inc., International Money Express Sub 2, LLC, each Guarantor, and KeyBank National Association, as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on filed on December 10, 2018).

10.1(c)**	Increase Joinder No. 1 to Credit Agreement, dated March 25, 2019, by and among International Money Express, Inc., as Holdings, International Money Express Sub 2, LLC, as Intermediate Holdings, Intermex Holdings, Inc., as the Term Borrower, Intermex Wire Transfer, LLC, as the Revolver Borrower, the other guarantors from time to time party thereto, the lenders from time to time party thereto and Keybank National Association, as the administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 30, 2019).

10.2(a)**	Registration Rights Agreement, dated July 26, 2018, by and among FinTech Acquisition Corp. II, SPC Investors, Minority Investors and Additional Investors (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.2(b)**	Amendment No. 1 to the Registration Rights Agreement, dated July 29, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 30, 2019).

Index

Exhibit No.	Document
10.3**	Registration Rights Agreement Waiver dated August 23, 2019, among Fintech Investor Holdings II, LLC, International Money Express, Inc. and SPC Intermex, LP (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 23, 2019).

10.4**	Underwriting Agreement dated September 11, 2019, among the Company, Credit Suisse Securities (USA) LLC and Cowen and Company, LLC, as representatives of the several underwriters listed therein, and certain selling stockholders (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on September 13, 2019).

10.5**†	Employment Agreement dated September 23, 2019, between the Company and Joseph Aguilar (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed On October 3, 2019).

10.5(a)**†	Amended and Restated Employment Agreement by and between Robert Lisy and Intermex Holdings, Inc. dated as of December 19, 2017 (incorporated by reference to Exhibit 10.5(a) to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.5(b)**†	Employment Agreement by and between Randy Nilsen and Intermex Holdings, Inc. dated as of February 1, 2017 (incorporated by reference to Exhibit 10.5(e) to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.5(c)**†	Employment Agreement, by and between Tony Lauro II and Intermex Holdings, Inc., dated as of October 22, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on filed on October 26, 2018).

10.6**†	International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.3(a) to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.7**†	Form of Nonqualified Stock Option Agreement (Robert Lisy) (incorporated by reference to Exhibit 10.4(f) to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.8**†	Form of Restricted Stock Award (Executive Officer) (incorporated by reference to Exhibit 10.4(e) to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.9**†	Form of Restricted Stock Award (Director) (incorporated by reference to Exhibit 10.4(d) to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.10**†	Form of Restricted Stock Award (Non-executive) (incorporated by reference to Exhibit 10.4(c) to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.11**†	Form of Transaction Bonus Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.12**†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.4(b) to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.13**†	Form of Incentive Stock Option Award (incorporated by reference to Exhibit 10.4(a) to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.14**†	Form of Director RSU Agreement (incorporated by reference to Exhibit 10.3(b) to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.15**†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

21.1**	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Form 10-K filed on March 11, 2020).

23.1**	Consent of BDO USA, LLP (incorporated by reference to Exhibit 23.1 to the Registrant's Form 10-K filed on March 11, 2020)

Index

Exhibit No.	Document
31.1**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Chief Executive Officer (incorporated by reference to Exhibit 31.1 to the Registrant’s Form 10-K filed on March 11, 2020).

31.2**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Chief Financial Officer (incorporated by reference to Exhibit 31.2 to the Registrant’s Form 10-K filed on March 11, 2020).

31.3*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

31.4*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Form 10-K filed on March 11, 2020).

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Registrant’s Form 10-K filed on March 11, 2020).

101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, are formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Audited Consolidated Balance Sheets, (ii) the Audited Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Audited Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Audited Consolidated Statements of Cash Flows, and (v) the Notes to Audited Consolidated Financial Statements.

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL and contained in Exhibit 101.
* Filed herewith.
** Previously filed.
† Management contract or compensatory plan or arrangement.

Index
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Money Express, Inc. (Registrant)

April 22, 2020	By:	/s/ Tony Lauro II
Tony Lauro II
Chief Financial Officer