Form 10-Q
period 2020-03-31
International Money Express, Inc.
filed 2020-05-07
CIK 1683695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020 OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒
As of May 1, 2020, there were 38,034,711 shares of the registrant’s common stock, $0.0001 par value per share, outstanding. The registrant has no other class of common stock outstanding.

INTERNATIONAL MONEY EXPRESS, INC.

Index

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to certain events that could have an effect on our future performance, including but without limitation, statements regarding our plans, objectives, financial performance, business strategies, expectations for our business and the business of the Company.
These statements relate to expectations concerning matters that are not historical fact and may include the words or phrases such as “would,” “will,” “should,” “expects,” “believes,” “anticipates,” “continues,” “could,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “forecasts,” “intends,” “assumes,” “estimates,” “approximately,” “shall,” “our planning assumptions,” “future outlook” and similar expressions, but the absence of these words does not mean that a statement is not forward-looking. Except for historical information, matters discussed in this Form 10-Q are forward-looking statements. These forward-looking statements are based largely on information currently available to our management and on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, as well as macroeconomic conditions, and are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance and there are a number of known and unknown risks, uncertainties, contingencies and other factors (many of which are outside our control) that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, there is no assurance that our expectations will, in fact, occur or that our estimates or assumptions will be correct, and we caution investors and all others not to place undue reliance on such forward-looking statements. Some factors that could cause actual results to differ and could materially adversely affect our business, financial condition, results of operations, cash flows and liquidity include, but are not limited to:
•the ability to maintain the listing of our common stock on Nasdaq;
•changes in applicable laws or regulations;
•the possibility that we may be adversely affected by other economic, business and/or competitive factors;
•factors relating to our business, operations and financial performance, including:
◦the COVID-19 pandemic, responses thereto and the economic and market effects thereof, including unemployment levels and increased capital market volatility;
◦competition in the markets in which we operate;
◦volatility in foreign exchange rates that could affect the volume of consumer remittance activity and/or affect our foreign exchange related gains and losses;
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
◦new technology or competitors that disrupt the current ecosystem by introducing digital platforms;
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
◦political instability, currency restrictions and volatility in countries in which we operate or plan to operate;
◦consumer fraud and other risks relating to customers’ authentication;
◦weakness in U.S. or international economic conditions;
◦change or disruption in international migration patterns;
◦our ability to protect our brand and intellectual property rights;
◦our ability to retain key personnel; and
•other economic, business and/or competitive factors, risks and uncertainties, including those described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.
We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Index
PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	March 31, 2020	December 31, 2019
ASSETS	(unaudited)
Current assets:
Cash	$101,838	$86,117
Accounts receivable, net of allowance of $873 and $759, respectively	38,156	39,754
Prepaid wires	7,912	18,201
Prepaid expenses and other current assets	2,908	4,155
Total current assets	150,814	148,227

Property and equipment, net	13,055	13,282
Goodwill	36,260	36,260
Intangible assets, net	25,642	27,381
Deferred tax asset, net	359	741
Other assets	1,388	1,415
Total assets	$227,518	$227,306

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt, net	$7,044	$7,044
Accounts payable	10,298	13,401
Wire transfers and money orders payable	39,878	40,197
Accrued and other liabilities	22,207	23,074
Total current liabilities	79,427	83,716
Long-term liabilities:
Debt, net	85,862	87,623
Total long-term liabilities	85,862	87,623

Commitments and contingencies, see Note 12

Stockholders' equity:
Common stock $0.0001 par value; 230,000,000 shares authorized, 38,035,279 and 38,034,389 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.	4	4
Additional paid-in capital	55,412	54,694
Retained earnings	6,864	1,176
Accumulated other comprehensive (loss) income	(51)	93
Total stockholders' equity	62,229	55,967
Total liabilities and stockholders' equity	$227,518	$227,306

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(in thousands, except for share data, unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Wire transfer and money order fees, net	$67,095	$58,451
Foreign exchange gain, net	9,554	9,402
Other income	602	496
Total revenues	77,251	68,349

Operating expenses:
Service charges from agents and banks	52,227	45,569
Salaries and benefits	7,359	7,597
Other selling, general and administrative expenses	5,337	5,723
Depreciation and amortization	2,690	3,152
Total operating expenses	67,613	62,041

Operating income	9,638	6,308

Interest expense	1,870	2,071

Income before income taxes	7,768	4,237

Income tax provision	2,080	1,081

Net income	5,688	3,156

Other comprehensive (loss) income	(144)	8

Comprehensive income	$5,544	$3,164

Earnings per common share:
Basic and diluted	$0.15	$0.09

Weighted-average common shares outstanding:
Basic	38,035,014	36,182,783
Diluted	38,038,674	36,195,463

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except for share data, unaudited)

	Three Months Ended
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2019	38,034,389	$4	$54,694	$1,176	$93	$55,967
Net income	—	—	—	5,688	—	5,688
Issuance of common stock:
Exercise of stock options	890	—	(4)	—	—	(4)
Share-based compensation	—	—	722	—	—	722
Adjustment from foreign currency translation, net	—	—	—	—	(144)	(144)
Balance, March 31, 2020	38,035,279	$4	$55,412	$6,864	$(51)	$62,229

	Three Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2018	36,182,783	$4	$61,889	$(17,418)	$(2)	$44,473
Adoption of revenue recognition accounting pronouncement	—	—	—	(1,015)	—	(1,015)
Net income	—	—	—	3,156	—	3,156
Share-based compensation	—	—	626	—	—	626
Adjustment from foreign currency translation, net	—	—	—	—	8	8
Balance, March 31, 2019	36,182,783	$4	$62,515	$(15,277)	$6	$47,248

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$5,688	$3,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,690	3,152
Share-based compensation	722	626
Provision for bad debts	737	360
Debt origination costs amortization	188	175
Deferred income tax provision (benefit), net	382	(213)
Loss on disposal of property and equipment	57	51
Total adjustments	4,776	4,151
Changes in operating assets and liabilities:
Accounts receivable	744	(51,223)
Prepaid wires	9,271	19,494
Prepaid expenses and other assets	1,240	769
Wire transfers and money orders payables	758	50,505
Accounts payable and accrued other liabilities	(3,697)	2,363
Net cash provided by operating activities	18,780	29,215

Cash flows from investing activities:
Purchases of property and equipment	(901)	(1,193)
Acquisition of agent locations	—	(250)
Net cash used in investing activities	(901)	(1,443)

Cash flows from financing activities:
Repayments under revolving loan, net	—	(15,000)
Repayments of term loan	(1,915)	(1,125)
Net cash used in financing activities	(1,915)	(16,125)

Effect of exchange rate changes on cash	(243)	63

Net increase in cash	15,721	11,710

Cash, beginning of the period	86,117	73,029

Cash, end of the period	$101,838	$84,739

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands, unaudited)

	Three Months Ended March 31,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,685	$2,895
Cash paid for income taxes	$832	$—

Supplemental disclosure of non-cash financing activity:
Issuance of common stock for cashless exercise of options	$4	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 – BUSINESS AND ACCOUNTING POLICIES
International Money Express, Inc. (the “Company” or “us” or “we”) operates as a money transmitter, primarily between the United States of America (“U.S.”) and Mexico, Guatemala and other countries in Latin America and Africa through a network of authorized agents located in various unaffiliated retail establishments throughout the U.S. and 33 company-operated stores.
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
The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant inter-company balances and transactions have been eliminated from the condensed consolidated financial statements.
The Company’s interim condensed consolidated financial statements and related notes are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) and disclosures necessary for a fair presentation of these interim financial statements have been included. The results reported in these interim financial statements are not necessarily indicative of the results that may be reported for the entire year. Certain information and footnote disclosures required by GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Risks and Uncertainties
On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of the outbreak of a new strain of coronavirus (“COVID-19”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally and national, state and local governments in the jurisdictions where we operate and serve our customers imposed emergency restrictions to mitigate the spread of the virus.
Although governmental authorities took measures that may restrict the normal course of business of the Company, sending and paying agents as well as consumers and their beneficiaries, which may have a material adverse effect on the operations and financial condition of the Company, these changes had only a limited effect on the Company’s financial condition, results of operations and cash flows for the quarterly period ended March 31, 2020.
The Company and our sending agents are considered essential businesses under current federal guidance; however, the Company’s business is dependent upon the willingness and ability of its employees, network of agents and consumers to conduct money transfer services and the ultimate effects of the economic disruption caused by the pandemic and responses thereto. Although the Company’s operations continued effectively despite social distancing and other measures taken in response to the pandemic, the ultimate impact of the COVID-19 pandemic on our results of operations and financial condition is dependent on future developments, including the duration of the pandemic and the related extent of its severity, as well as its impact on the economic conditions, particularly the level of unemployment of our customers, which are uncertain and cannot be predicted at this time. If the global response to contain the COVID-19 pandemic escalates further or is unsuccessful, or if governmental decisions to ease pandemic related restrictions are ineffective, premature or counterproductive, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows.
Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) issued guidance, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. The guidance requires that a lessee recognizes a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. This guidance is currently required to be adopted by the Company on January 1, 2021 and may be applied using either the earliest period adjustment method or the modified

Index
retrospective approach. The adoption of this guidance is not expected to have a material impact on the condensed consolidated financial statements.
The FASB issued amended guidance, Intangibles – Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment. The amended standard simplifies how an entity tests goodwill by eliminating Step 2 of the goodwill impairment test related to measuring an impairment charge. Instead, impairment will be recorded for the amount that the carrying amount of a reporting unit exceeds its fair value. This new guidance is effective for the Company on January 1, 2021. The adoption of this guidance is not expected to have a material impact on the condensed consolidated financial statements.
The FASB issued guidance, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, regarding the measurement of credit losses for certain financial instruments. The new standard replaces the incurred loss model with a current expected credit loss (“CECL”) model. The CECL model is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. The Company is currently required to adopt the new standard on January 1, 2023. The Company is currently evaluating the impact this guidance will have on the condensed consolidated financial statements.
NOTE 2 – REVENUES
The Company recognized revenues from contracts with customers for the three months ended March 31, 2020 and 2019, the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Wire transfer and money order fees	$67,316	$58,658
Discounts and promotions	(221)	(207)
Wire transfer and money order fees, net	67,095	58,451
Foreign exchange gain, net	9,554	9,402
Other income	602	496
Total revenues	$77,251	$68,349
There are no significant initial costs incurred to obtain contracts with customers. However, the Company has a loyalty program under which customers earn one point for each wire transfer completed. Points can be redeemed for a discounted wire transaction fee or foreign exchange rate. The discounts vary by country, and the earned points expire if the customer has not initiated and completed an eligible wire transfer transaction within the immediately preceding 180 day period. In addition, earned points will expire 30 days after the end of the program. Therefore, because the loyalty program benefits represent a future performance obligation, a portion of the initial consideration is recorded as deferred revenue (see Note 6) and a corresponding loyalty program expense is recorded as contra revenue. Revenue from this performance obligation is recognized upon customers redeeming points or upon expiration of any points outstanding.
Except for the loyalty program discussed above, our revenues include only one performance obligation, which is to collect the consumer’s money and make funds available for payment, generally on the same day, to a designated recipient in the currency requested.
The Company also offers several other services, including money orders and check cashing, for which revenue is derived from a fee per transaction. For substantially all of the Company’s revenues, the Company acts as principal in the transactions and reports revenue on a gross basis, because the Company controls the service at all times prior to transfer to the customer, is primarily responsible for fulfilling the customer contracts, has the risk of loss and has the ability to establish transaction prices.
NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Prepaid insurance	$347	$404
Prepaid fees	1,006	1,211
Notes receivable	792	648
Prepaid taxes	—	1,025
Other prepaid expenses and current assets	763	867
	$2,908	$4,155

Index

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS
Intangible assets on the condensed consolidated balance sheets of the Company consist of goodwill, agent relationships, trade name, developed technology and other intangible assets. Agent relationships, trade name and developed technology are all amortized over 15 years using an accelerated method that correlates with the projected realization of the benefit. The agent relationships intangible represents the network of independent sending agents; trade name refers to the Intermex name, branded on all agent locations and well recognized in the market; and developed technology includes the state-of-the-art system that the Company has continued to develop and improve upon over the past 20 years. Other intangible assets primarily relate to the acquisition of certain agent locations or company-operated stores, which are amortized on a straight line basis over 10 years. The determination of our intangible fair values includes several assumptions that are subject to various risks and uncertainties. Management believes it has made reasonable estimates and judgments concerning these risks and uncertainties. See below for further discussion on impairment.
The following table presents the changes in goodwill and intangible assets (in thousands):

	Goodwill	Intangibles
Balance at December 31, 2019	$36,260	$27,381
Amortization expense	—	(1,739)
Balance at March 31, 2020	$36,260	$25,642
Due to the COVID-19 pandemic that has resulted in a deterioration in macro-economic conditions and stock market volatility, the Company performed a qualitative assessment on goodwill to determine whether a quantitative test was necessary. Although our fair value measurements include some significant inputs, such as the Company’s forecasted revenues and assumed turnover of agent locations, that may have or will be affected by the pandemic, we believe that as of March 31, 2020, the effects of the pandemic have not had a negative impact on the Company’s financial condition, results of operations and cash flows. As a result, there are currently no indicators that the fair value of the Company’s goodwill is below its carrying amount based on our qualitative assessment. Therefore, at March 31, 2020, we determined that a quantitative test was not necessary.
For our finite-lived intangibles, we also assessed whether there were events or changes in circumstances that indicated that the carrying amounts of our intangible assets may not be recoverable. Similar to our goodwill assessment above, we believe that as of March 31, 2020, the effects of the COVID-19 pandemic have not had a negative impact on the company’s financial condition, results of operations and cash flows. As a result, there are currently no indicators that could require an impairment test. Therefore, the carrying amounts of our intangibles are recoverable at this time.
We will continue to monitor this evolving pandemic to determine the need, if any, to further evaluate for impairment our goodwill and intangible assets.
NOTE 5 – WIRE TRANSFERS AND MONEY ORDERS PAYABLE
Wire transfers and money orders payable consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Wire transfers payable	$13,719	$16,058
Customer voided wires payable	12,542	10,937
Money orders payable	13,617	13,202
	$39,878	$40,197
Customer voided wires payable consist of wire transfers that were not completed because the recipient did not collect the funds within 30 days and the sender has not claimed the funds, and therefore are considered unclaimed property. Unclaimed property laws of each state in the United States in which we operate, the District of Columbia, and Puerto Rico require us to track certain information for all of our money remittances and payment instruments and, if the funds underlying such remittances and instruments are unclaimed at the end of an applicable statutory abandonment period, require us to remit the proceeds of the unclaimed property to the appropriate jurisdiction. Applicable statutory abandonment periods range from three to seven years.

Index
NOTE 6 – ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Commissions payable to sending agents	$10,632	$10,124
Accrued legal settlement (see Note 12)	2,925	3,250
Accrued salaries and benefits	1,616	2,374
Accrued bank charges	1,168	976
Accrued interest	15	17
Accrued legal fees	—	120
Accrued other professional fees	540	655
Accrued taxes	2,102	2,345
Deferred revenue loyalty program	2,491	2,495
Other	718	718
	$22,207	$23,074

The following table shows the changes in the deferred revenue loyalty program liability (in thousands):

Balance, December 31, 2019	$2,495
Revenue deferred during the period	438
Revenue recognized during the period	(442)
Balance, March 31, 2020	$2,491

NOTE 7 – DEBT
Debt consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Term loan	$95,129	$97,044
Less: Current portion of long-term debt (1)	(7,044)	(7,044)
Less: Debt origination costs	(2,223)	(2,377)
	$85,862	$87,623
(1)Current portion of long-term debt is net of debt origination costs of approximately $0.6 million both at March 31, 2020 and December 31, 2019.
The Company and certain of its domestic subsidiaries as borrowers (the “Loan Parties”) have a financing agreement (as amended, the “Credit Agreement”) with a group of banking institutions. The Credit Agreement provides for a $35 million revolving credit facility, a $90 million term loan facility and an up to $30 million incremental facility of which $12 million was utilized in the second quarter of 2019. The Credit Agreement also provides for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The maturity date of the Credit Agreement is November 7, 2023. As of March 31, 2020 and December 31, 2019, there were no outstanding amounts drawn on the revolving credit facility.
Interest on the term loan facility and revolving credit facility under the Credit Agreement is determined by reference to either LIBOR or a “base rate”, in each case plus an applicable margin of 4.50% per annum for LIBOR loans or 3.50% per annum for base rate loans. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum. The effective interest rates for the period ended March 31, 2020 for the term loan and revolving credit facility were 6.80% and 2.27%, respectively.
The principal amount of the term loan facility under the Credit Agreement must be repaid in consecutive quarterly installments of 5.0% in year 1, 7.5% in years 2 and 3, 10.0% in years 4 and 5, in each case on the last day of each quarter, which commenced in March 2019 with a final payment at maturity. The loans under the Credit Agreement may be prepaid at any time without premium or penalty.
The Credit Agreement contains covenants that limit the Company’s and its subsidiaries’ ability to, among other things, grant liens, incur additional indebtedness, make acquisitions or investments, dispose of certain assets, make dividends and distributions, change the nature of their businesses, enter into certain transactions with affiliates or amend the terms of material indebtedness.

Index
The Credit Agreement also contains financial covenants that require the Company to maintain a quarterly minimum fixed charge coverage ratio of 1.25:1.00 and a quarterly maximum consolidated leverage ratio of 3.25:1.00.
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
The Company’s non-financial assets measured at fair value on a nonrecurring basis include goodwill and intangibles assets (see Note 4 for further discussion). The Company’s cash is representative of fair value as these balances are comprised of deposits available on demand. Accounts receivable, prepaid wires, accounts payable and wire transfers and money orders payable are representative of their fair values because of the short turnover of these items.
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
NOTE 9 – SHARE-BASED COMPENSATION
The Company's 2018 Omnibus Equity Compensation Plan (the “2018 Plan”) provides for the granting of stock options and restricted stock units (“RSUs”) to employees and independent directors of the Company. As of March 31, 2020, there were 3.3 million shares reserved for issuance under the 2018 Plan.
The value of each option grant is estimated on the grant date using the Black-Scholes option pricing model (“BSM”). The option pricing model requires the input of highly subjective assumptions, including the grant date fair value of our common stock, expected volatility, risk-free interest rates, expected term and expected dividend yield. To determine the grant date fair value of the Company’s common stock, we use the closing market price of our common stock at the grant date. We also use an expected volatility based on the historical volatility of the Company's common stock and the “simplified” method for calculating the expected life of our stock options as the options are “plain vanilla” and we do not have any significant historical post-vesting activity. We have elected to account for forfeitures as they occur. The risk-free interest rates are obtained from publicly available U.S. Treasury yield curve rates.
Share-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The stock options issued under the 2018 Plan have 10-year terms and vest in four equal annual installments beginning one year after the date of the grant. During the three months ended March 31, 2020, 11.3 thousand of stock options vested. No stock options vested during the three months ended March 31, 2019. The Company recognized compensation expense for stock options of approximately $0.6 million for both the three months ended March 31, 2020 and 2019, which is included in salaries and benefits in the condensed consolidated statements of operations and comprehensive income. As of March 31, 2020, there were 3.0 million outstanding stock options and unrecognized compensation expense of $6.9 million is expected to be recognized over a weighted-average period of 2.6 years.

Index
A summary of the stock option activity during the three months ended March 31, 2020 is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2019	2,905,219	$10.51	8.74	$3.58
Granted	160,000	$9.51		$3.34
Exercised	(11,250)	$9.91		$3.43
Forfeited	(54,875)	$12.80		$4.19
Outstanding at March 31, 2020	2,999,094	$10.42	8.55	$3.56

Exercisable at March 31, 2020	628,055	$9.97	8.35	$3.45
The RSUs issued under the 2018 Plan to the Company’s independent directors vest on the one-year anniversary from the grant date. The Company recognized compensation expense for restricted stock units of $96.2 thousand and $52.5 thousand for the three months ended March 31, 2020 and 2019, respectively, which is included in salaries and benefits in the condensed consolidated statements of operations and comprehensive income. There were no granted, forfeited or vested RSUs during the three months ended March 31, 2020 and 2019. As of March 31, 2020, there was $113.8 thousand of unrecognized compensation expense for the restricted stock units.
NOTE 10 – EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income for the period by the weighted average number of common shares outstanding for the period. In computing dilutive earnings per share, basic earnings per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards, including common stock options and RSUs.
Below are basic and diluted earnings per share for the periods indicated (in thousands, except for share data):

	Three Months Ended March 31,
	2020	2019
Net income for basic and diluted earnings per common share	$5,688	$3,156
Shares:
Weighted-average common shares outstanding – basic	38,035,014	36,182,783
Effect of dilutive securities:
RSUs	3,477	12,680
Stock options	183	—
Weighted-average common shares outstanding – diluted	38,038,674	36,195,463

Earnings per common share – basic and diluted	$0.15	$0.09
As of March 31, 2020, there were 3.0 million options excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.
As of March 31, 2019, there were 2.8 million options and 9.0 million warrants underlying shares of Company stock excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive. In April 2019, the Company executed a tender offer for all warrants, subsequent to which all warrants ceased to exist.

Index
NOTE 11 – INCOME TAXES
A reconciliation between the income tax provision at the US statutory tax rate and the Company’s income tax provision on the condensed consolidated statements of operations and comprehensive income is below (in thousands, except for tax rates):

	Three Months Ended March 31,
	2020	2019
Income before income taxes	$7,768	$4,237
US statutory tax rate	21%	21%
Income tax expense at statutory rate	1,631	890

State tax expense, net of federal	400	250
Foreign tax rates different from U.S. statutory rate	32	4
Non-deductible expenses	11	9
Other	6	(72)
Total tax provision	$2,080	$1,081
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
As presented in the income tax reconciliation above, the tax provision recognized on the condensed consolidated statements of operations and comprehensive income was impacted by state taxes, non-deductible expenses, share-based compensation expenses and foreign tax rates applicable to the Company’s foreign subsidiaries that are higher or lower than the U.S. statutory rate.
In January 2020, Intermex Holdings II, Inc., the Company's parent company prior to the 2018 merger, was notified by the IRS that its 2017 federal income tax return was selected for examination. The Company has complied with all information requested to date. As of March 31, 2020 and December 31, 2019, no amounts for tax, interest, or penalties have been paid or accrued as a result of this examination.
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effects of COVID-19. The CARES Act provides various tax law changes in response to the COVID-19 pandemic, including increasing the ability to deduct interest expense, providing for deferral on tax deposits, and amending certain provisions of the previously enacted Tax Cuts and Jobs Act. After considering the provisions of the CARES Act, the Company does not expect the CARES Act will have a material effect on its annual effective tax rate for the year ending December 31, 2020.
NOTE 12 – COMMITMENTS AND CONTINGENCIES
Leases
The Company is a party to leases for office space, warehouses and company-operated store locations. Rent expense under all operating leases, included in other selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income, amounted to approximately $0.5 million for both three month periods ended March 31, 2020 and 2019.
At March 31, 2020, future minimum rental payments required under operating leases for the remainder of 2020 and thereafter are as follows (in thousands):

2020	$1,149
2021	1,316
2022	1,096
2023	882
2024	776
Thereafter	662
$5,881

Index
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
On May 30, 2019, Stuart Sawyer filed a putative class action complaint in the United States District Court for the Southern District of Florida asserting a claim under the TCPA, 47 U.S.C. § 227, et seq., based on allegations that since May 30, 2015, the Company had sent text messages to class members’ wireless telephones without their consent. Following a mediation held on October 7, 2019, the Company and the plaintiff entered into a term sheet providing the general terms for the settlement of the action, which was memorialized in a definitive Settlement Agreement on March 16, 2020 subject to subsequent Court approval. The Settlement Agreement provides for resolution of Mr. Sawyer's TCPA claims and the claims of a class of similarly situated individuals, as defined in the complaint, who received text messages from the Company during the period May 30, 2015 through October 7, 2019, and for the creation of a $3.25 million settlement fund that will be used to pay all class member claims, class counsel's fees and the costs of administering the settlement.
The Settlement Agreement also established procedures for the notification of claimants and the processing of claims. The settlement fund will be managed by a duly-appointed settlement administrator which will be authorized to communicate with class members, process claims and make payments from the fund in accordance with the terms of the Settlement Agreement and the final judgment in the case. No amount of the settlement fund will revert to the Company; instead, any unclaimed funds will be sent to a consumer advocacy organization approved by the Court.
The remaining balance of the amount payable under the Settlement Agreement of approximately $2.9 million is included in accrued and other liabilities in the condensed consolidated balance sheet as of March 31, 2020.
The Company operates in all U.S. states, two U.S. territories and three other countries. Money transmitters and their agents are under regulation by state and federal laws. Violations may result in civil or criminal penalties or a prohibition from providing money transfer services in a particular jurisdiction. It is the opinion of the Company’s management, based on information available at this time, that the expected outcome of regulatory examinations will not have a material adverse effect on either the results of operations or financial condition of the Company.
Regulatory Requirements
Pursuant to applicable licensing laws, certain domestic subsidiaries of the Company are required to maintain minimum tangible net worth and liquid assets (eligible securities) to cover the amount outstanding of wire transfers and money orders payable. As of March 31, 2020, the Company’s subsidiaries were in compliance with these two requirements.
NOTE 13 – SUBSEQUENT EVENTS
The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date the condensed consolidated financial statements are issued. Except for the matter discussed below, there were no other subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.
On April 20, 2020, the Company received funds under the Paycheck Protection Program (the “Program”) in the amount of $3.5 million. Although the Company believes that it met all eligibility criteria for a loan under the Program at the time of its application, subsequent to receiving the funds, the Small Business Administration (“SBA”), in consultation with the Department of the Treasury (“Treasury”), provided additional guidance to address public, borrower and lender questions concerning the eligibility criteria under the Program. Based on this subsequent guidance provided by the SBA and Treasury, the Company returned the funds received under the Program on April 29, 2020.

Index
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report on Form 10-Q, as well as our Audited Consolidated Financial Statements and related Notes and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2019. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q, including risks related to the COVID-19 pandemic described in Pt. II, Item 1A, “Risk Factors” below which is incorporated in the MD&A by reference. See “Special Note Regarding Forward-Looking Statements” for additional factors relating to such statements, and see “Risk Factors” in the documents that we have filed with or furnished to the SEC for a discussion of certain risk factors applicable to our business, financial condition and results of operations. Past operating results are not necessarily indicative of operating results in any future periods.
Recent Developments
During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The pandemic has significantly affected economic conditions in the U.S., accelerating during the first half of March and continuing into April, as federal, state, local and foreign governments reacted to the public health crisis with mitigation measures, creating significant uncertainties in the U.S. and global economy. The extent to which the coronavirus pandemic affects our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. Due to heightened uncertainty relating to the effects of the COVID-19 pandemic on our business operations, including the duration and impact on overall customer demand, we withdrew our 2020 guidance.
Our top priority has been to take appropriate actions to protect the health and safety of our employees. We have adjusted standard operating procedures within our business operations to ensure continued worker safety, and are continually monitoring evolving health guidelines and responding to changes as appropriate. These procedures include reconfiguring facilities to reduce employee density, expanded and more frequent cleaning within facilities, implementation of appropriate and mandated distancing programs, employee temperature monitoring and requiring use of certain personal protective equipment at our call centers in Mexico and Guatemala. We have also implemented a mandatory work-at-home program for the foreseeable future for all of our administrative offices and employees in all countries where we operate. We have also significantly limited the addition of new employees, eliminated all travel, acted to limit discretionary spending and temporarily closed our 33 company-operated stores (which represented only 2.3% of our total revenue in 2019). Notwithstanding the operational challenges created by these measures, our business continues to function and, to date, our customer service has not been adversely affected in any material respect. To the extent the business disruption continues for an extended period, additional cost management actions may be considered. Despite these efforts, the COVID-19 pandemic continues to pose the risk that we or our employees, sending and paying agents, as well as consumers and their beneficiaries, may be prevented from conducting business activities, partially or completely, for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities or imposed by our management, or that the pandemic may otherwise interrupt or impair business activities.
These changes had only a limited effect on the Company’s financial results for the quarterly period ended March 31, 2020. We have seen a slight year over year decrease in our volume of transactions since the beginning of the pandemic, which we continue to monitor. The economic effects of the pandemic also caused increased foreign exchange volatility particularly with respect to the Mexican peso, which has created additional operational challenges, although the overall effect on our results of operations has been positive.
The Company and our sending agents are considered essential businesses under current federal guidance. However, the Company’s business is dependent upon the willingness and ability of its employees, network of agents and consumers to conduct money transfer services and the ultimate effects of the economic disruption caused by the pandemic and responses thereto. Although the Company’s operations continued effectively despite social distancing and other measures taken in response to the pandemic, the ultimate impact of the COVID-19 pandemic on our financial condition, results of operations and cash flows is dependent on future developments, including the duration of the pandemic and the related extent of its severity, as well as its impact on the economic conditions, particularly the level of unemployment of our customers, which are uncertain and cannot be predicted at this time. If the global response to contain the COVID-19 pandemic escalates further or is unsuccessful, or if governmental decisions to ease pandemic related restrictions are ineffective, premature or counterproductive, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows.

Index
Overview
We are a rapidly growing and leading money remittance services company focused primarily on the United States to Latin America and the Caribbean (“LAC”) corridor, which includes Mexico, Central and South America and the Caribbean. We utilize our proprietary technology to deliver convenient, reliable and value-added services to our customers through a broad network of sending and paying agents. Our remittance services, which include a comprehensive suite of ancillary financial processing solutions and payment services, are available in all 50 states in the U.S., Washington D.C., Puerto Rico and 13 provinces in Canada, where customers can send money to beneficiaries in 17 LAC countries, four countries in Africa and one country in Asia. Our services are accessible in person through over 100,000 sending and paying agents and company-operated stores, as well as online and via Internet-enabled mobile devices. In 2019, we expanded our services to allow remittances to Africa from the United States and also began offering sending services from Canada to Latin America and Africa. Additionally, we have expanded our product and service portfolio to include online payment options, pre-paid debit cards and direct deposit payroll cards, which may present different cost, demand, regulatory and risk profiles relative to our core remittance business.
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
Our money remittance services enable our customers to send and receive funds through our broad network of locations in the United States and Canada that are primarily operated by third-party businesses, as well as 33 company-operated stores (currently closed as noted above). Transactions are processed and payment is collected by our agent (“sending agent(s)”) and those funds become available for pickup by the beneficiary at the designated destination, usually within minutes, at any Intermex payer location (“paying agent(s)”). We refer to our sending agents and our paying agents collectively as agents. In addition, our services are offered digitally through Intermexonline.com and via Internet-enabled mobile devices. We currently operate in the United States, Mexico, Guatemala, Canada and 15 additional countries in LAC corridor, four countries in Africa and one in Asia. Since January 2019 through March 31, 2020, we have grown our sending agent network by more than 10% and increased our remittance transactions volume by approximately 17%. In the three months ended March 31, 2020, we processed approximately 7.0 million remittances, representing approximately 14% growth in transactions, as compared to the same period in 2019.
As a non-bank financial institution in the United States, we are regulated by the Department of Treasury, the Internal Revenue Service, FinCEN, the Consumer Financial Protection Bureau (“CFPB”), the Department of Banking and Finance of the State of Florida and additionally by the various regulatory institutions of those states in which we hold an operating license. We are duly registered as a Money Service Business (“MSB”) with FinCEN, the financial intelligence unit of the U.S. Department of the Treasury. We are also subject to a wide range of regulations in the United States and other countries, including anti-money laundering laws and regulations; financial services regulations; currency control regulations; anti-bribery laws; money transfer and payment instrument licensing laws; escheatment laws; privacy, data protection and information security laws, such as the Graham-Leach-Bliley Act (“GLBA”); and consumer disclosure and consumer protection laws, such as the California Consumer Privacy Act (“CCPA”).
Key Factors and Trends Affecting our Business
Various trends and other factors have affected and may continue to affect our business, financial condition and operating results, including, but not limited to:
•the COVID-19 pandemic, responses thereto and the economic and market effects thereof, including unemployment levels and increased capital market volatility;
•competition in the markets in which we operate;
•volatility in foreign exchange rates that could affect the volume of consumer remittance activity and/or affect our foreign exchange related gains and losses;
•cyber-attacks or disruptions to our information technology, computer network systems and data centers;
•our ability to maintain agent relationships on terms consistent with those currently in place;
•our ability to maintain banking relationships necessary for us to conduct our business;

Index
•credit risks from our agents and the financial institutions with which we do business;
•bank failures, sustained financial illiquidity, or illiquidity at our clearing, cash management or custodial financial institutions;
•new technology or competitors that disrupt the current ecosystem by introducing digital platforms;
•our ability to satisfy our debt obligations and remain in compliance with our credit facility requirements;
•interest rate risk from elimination of LIBOR as a benchmark interest rate;
•our success in developing and introducing new products, services and infrastructure;
•customer confidence in our brand and in consumer money transfers generally;
•our ability to maintain compliance with the regulatory requirements of the jurisdictions in which we operate or plan to operate;
•international political factors or implementation of tariffs, border taxes or restrictions on remittances or transfers of money out of the United States;
•changes in tax laws and unfavorable outcomes of tax positions we take;
•political instability, currency restrictions and volatility in countries in which we operate or plan to operate;
•consumer fraud and other risks relating to customer authentication;
•weakness in U.S. or international economic conditions;
•change or disruption in international migration patterns;
•our ability to protect our brand and intellectual property rights; and
•our ability to retain key personnel.
Throughout 2019 and in the first quarter of 2020, Latin American political and economic conditions have remained unstable, as evidenced by high unemployment rates in key markets, currency reserves, currency controls, restricted lending activity, weak currencies, low consumer confidence and the impact of the COVID-19 pandemic, among other factors. Specifically, continued political and economic unrest in parts of Mexico and some countries in South America contributed to volatility. Our business has generally been resilient during times of economic instability as money remittances are essential to many recipients, with the funds used by the receiving party for their daily needs. However, long-term sustained appreciation of the Mexican peso or Guatemalan quetzal as compared to the U.S. Dollar could negatively affect our revenues and profitability.
Money remittance businesses have continued to be subject to strict legal and regulatory requirements, and we continue to focus on and regularly review our compliance programs. In connection with these reviews, and in light of regulatory complexity and heightened attention of governmental and regulatory authorities related to cybersecurity and compliance activities, we have made, and continue to make, enhancements to our processes and systems designed to detect and prevent cyber-attacks, consumer fraud, money laundering, terrorist financing and other illicit activities, along with enhancements to improve consumer protection, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and similar regulations outside the United States. In coming periods, we expect these enhancements will continue to result in changes to certain of our business practices and may result in increased costs.
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
The market for money remittance services is very competitive. Our competitors include a small number of large money remittance providers, financial institutions, banks and a large number of small niche money remittance service providers that serve select regions. We compete with larger companies, such as Western Union, MoneyGram and Euronet and a number of other smaller MSB entities. We generally compete for money remittance agents on the basis of value, service, quality, technical and operational differences, commission structure and marketing efforts. As a philosophy, we sell credible solutions to our sending agents, not discounts or higher commissions, as

Index
is typical for the industry. We compete for money remittance customers on the basis of trust, convenience, service, efficiency of outlets, value, technology and brand recognition.
We expect to encounter increasing competition as new electronic platforms emerge that enable customers to send and receive money through a variety of channels, but we do not expect adoption rates to be as significant in the near term for the customer segment we serve. Regardless, we continue to innovate in the industry by differentiating our money remittance business through programs to foster loyalty among agents as well as customers and have expanded our channels through which our services are accessed to include online and mobile offerings in preparation for customer adoption.
We qualify as an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), enacted on April 5, 2012. An “emerging growth company” can take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These provisions include:
•an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act in the assessment of the emerging growth company’s internal control over financial reporting;
•an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies; and
•an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer.
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
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are revenues, service charges from agents and banks, salaries and benefits and selling, general and administrative expenses and net income. To help us assess our performance with these key indicators, we use Adjusted net income, Adjusted earnings per share and Adjusted EBITDA as non-GAAP financial measures. We believe these non-GAAP measures provide useful information to investors and expanded insight to measure our revenue and cost performance as a supplement to our U.S. GAAP consolidated financial statements. See the “Adjusted Net Income and Adjusted Earnings per Share” and “Adjusted EBITDA” sections below for reconciliations of these non-GAAP financial measures to net income, our closest GAAP measure.
Revenues
Transaction volume is the primary generator of revenue in our business. Revenue on transactions is derived primarily from transaction fees paid by customers to transfer money. Revenues per transaction vary based upon send and receive locations and the amount sent. In certain transactions involving different send and receive currencies, we generate foreign exchange gains based on the difference between the set exchange rate charged by us to the sender and the rate available to us in the wholesale foreign exchange market.
Operating Expenses
Service Charges from Agents and Banks
Service charges and fees primarily consist of agent commissions and bank fees. Service charges and fees vary based on agent commission percentages and the amount of fees charged by the banks. Sending agents earn a commission on each transaction they process of approximately 50% of the transaction fee. Service charges and fees may increase if banks or payer organizations increase their fee structure or sending agents use higher fee methods to remit the funds to us. Service charges also vary based on the method the customer selects to send the transfer and payer organization that facilitates the transaction.
Salaries and Benefits
Salaries and benefits include cash and share-based compensation associated with our corporate employees and sales team as well as employees at our company-operated stores. Corporate employees include management, customer service, compliance, information

Index
technology, finance and human resources. Our sales team, located throughout the United States and Canada, is focused on supporting and growing our sending agent network.
Other Selling, General and Administrative
General and administrative expenses primarily consist of fixed overhead expenses associated with our operations, such as information technology, rent, insurance, professional services, non-income taxes, facilities maintenance and other similar types of expenses. A portion of these expenses relate to our 33 company-operated stores; however, the majority relate to the overall business and compliance requirements of a regulated publicly traded financial services company. Selling expenses include expenses such as advertising and promotion, provision for bad debt and expenses associated with increasing our network of agents. These expenses are expected to continue to increase in line with increase in revenues.
Depreciation and Amortization
Depreciation largely consists of depreciation of computer equipment and software that supports our technology platform. Amortization of intangible assets is primarily related to our agent relationships, trade name and developed technology.
Non-Operating Expenses
Interest Expense
Interest expense consists primarily of interest associated with our debt, which consists of a term loan and revolving credit facility. The effective interest rates for the three months ended March 31, 2020 for the term loan and revolving credit facility were 6.80% and 2.27%, respectively. Interest on the term loan facility and revolving credit facility is determined by reference to either LIBOR or a “base rate”, in each case, plus an applicable margin of 4.50% per annum for LIBOR loans or 3.50% per annum for base rate loans. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum.
Income tax provision
Our income tax provision includes the expected benefit of all deferred tax assets, including our net operating loss carryforwards. With few exceptions, our net operating loss carryforwards will expire from 2029 through 2037. After consideration of all evidence, both positive and negative, management has determined that no valuation allowance is required at March 31, 2020 on the Company's U.S. federal or state deferred tax assets. However, a valuation allowance of $73.3 thousand as of March 31, 2020 has been recorded on deferred tax assets associated with Canadian net operating loss carryforwards. Our income tax provision has been impacted by state taxes, non-deductible expenses, share-based compensation expenses, and foreign tax rates applicable to the Company’s foreign subsidiaries that are higher or lower than the U.S. statutory rate.
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
Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

Index

	Three Months Ended March 31,
(in thousands)	2020	2019
Revenues:
Wire transfer and money order fees, net	$67,095	$58,451
Foreign exchange gain, net	9,554	9,402
Other income	602	496
Total revenues	77,251	68,349
Operating expenses:
Service charges from agents and banks	52,227	45,569
Salaries and benefits	7,359	7,597
Other selling, general and administrative expenses	5,337	5,723
Depreciation and amortization	2,690	3,152
Total operating expenses	67,613	62,041

Operating income	9,638	6,308

Interest expense	1,870	2,071

Income before income taxes	7,768	4,237

Income tax provision	2,080	1,081

Net income	$5,688	$3,156

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Revenues
Revenues for the above periods are presented below:

($ in thousands)	Three Months Ended March 31, 2020	% of Revenues	Three Months Ended March 31, 2019	% of Revenues
Revenues:
Wire transfer and money order fees, net	$67,095	87%	$58,451	85%
Foreign exchange gain, net	9,554	12%	9,402	14%
Other income	602	1%	496	1%
Total revenues	$77,251	100%	$68,349	100%
Wire transfer and money order fees, net of $67.1 million for the three months ended March 31, 2020 increased by $8.6 million from $58.5 million for the three months ended March 31, 2019. This increase of $8.6 million was primarily due to a 17% increase in transaction volume compared to the first quarter of 2019, largely due to the continued growth in our agent network, which has increased by 10% from March 2019 to March 2020.
Revenues from foreign exchange gain, net of $9.6 million for the three months ended March 31, 2020 increased by $0.2 million from $9.4 million for the three months ended March 31, 2019. This increase was primarily due to higher transaction volume and principal amount sent by our customers taking advantage of the devaluation of the Mexican peso, particularly in the month of March 2020. This was offset by higher volume of cancellations in the month of March 2020, potentially as a result of increased foreign exchange volatility resulting from the economic effects of the pandemic.

Index
Operating Expenses
Operating expenses for the above periods are presented below:

($ in thousands)	Three Months Ended March 31, 2020	% of Revenues	Three Months Ended March 31, 2019	% of Revenues
Operating expenses:
Service charges from agents and banks	$52,227	68%	$45,569	67%
Salaries and benefits	7,359	10%	7,597	11%
Other selling, general and administrative expenses	5,337	7%	5,723	8%
Depreciation and amortization	2,690	3%	3,152	5%
Total operating expenses	$67,613	88%	$62,041	91%
Service charges from agents and banks — Service charges from agents and banks were $52.2 million, or 68% of revenues, for the three months ended March 31, 2020 compared to $45.6 million, or 67% of revenues, for the three months ended March 31, 2019. The increase of $6.6 million was primarily due to the increase in transaction volume.
Salaries and benefits — Salaries and benefits were $7.4 million for the three months ended March 31, 2020, a decrease of $0.2 million from $7.6 million for the three months ended March 31, 2019. The decrease of $0.2 million is primarily due to $0.4 million decrease in commissions expense, offset by a $0.2 million increase in wages, largely in management and other areas to support our growing operations.
Other selling, general and administrative expenses — Other selling, general and administrative expenses of $5.3 million for the three months ended March 31, 2020 decreased by $0.4 million from $5.7 million for the three months ended March 31, 2019. The decrease of $0.4 million is primarily due to $0.9 million of legal and other professional expenses during the three months ending March 31, 2019 related to fees associated with the Company’s SEC filings, including a tender offer for warrants that did not reoccur in 2020. This decrease was offset by an increase of $0.3 million in rent, property taxes and other operating expenses and $0.2 million in IT related expenses during the three months ended March 31, 2020 incurred to sustain our business expansion. In addition, bad debt expense was approximately $0.7 million for the three months ended March 31, 2020 and $0.4 million for the three months ended March 31, 2019 as write-offs were higher in the first quarter of 2020 resulting from the deterioration of the creditworthiness of a small number of sending agents during the beginning of the quarter rather than the result of sending agents being adversely affected by the COVID-19 pandemic.
Depreciation and amortization — Depreciation and amortization of $2.7 million for the three months ended March 31, 2020 decreased by $0.5 million from $3.2 million for the three months ended March 31, 2019. This decrease is mainly due to $0.6 million less amortization related to our trade name, developed technology and agent relationships during the first quarter of 2020 as these intangibles are being amortized on an accelerated basis, which declines over time. This decrease was partially offset by an increase in depreciation of $0.1 million associated primarily with additional computer equipment to support our growing business and sending agent network.
Non-Operating Expenses
Interest expense — Interest expense was $1.9 million for the three months ended March 31, 2020, a decrease of $0.2 million from $2.1 million for the three months ended March 31, 2019. The decrease of $0.2 million was primarily due to a reduction in interest rates paid under the Credit Agreement (as defined below) and a less intensive use of the revolving credit facility.
Income tax provision — Income tax provision was $2.1 million for the three months ended March 31, 2020, an increase of $1.0 million from an income tax provision of $1.1 million for the three months ended March 31, 2019. The increase in the income tax provision was mainly due to $0.9 million increase attributable to higher taxable income and $0.1 million of non-deductible expenses and other items.
Net Income
We reported net income of $5.7 million for the three months ended March 31, 2020 compared to net income of $3.2 million for the three months ended March 31, 2019 due primarily to the same factors discussed above.
Adjusted Net Income and Adjusted Earnings per Share
Adjusted Net Income is defined as net income adjusted to add back certain charges and expenses, such as non-cash amortization resulting from push-down accounting, non-cash compensation costs and other items set forth in the table below, as these charges and expenses are not considered a part of our core business operations and are not an indicator of ongoing, future company performance.

Index
Adjusted Earnings per Share is calculated by dividing Adjusted Net Income by GAAP weighted-average common shares outstanding (basic and diluted).
We present Adjusted Net Income and Adjusted Earnings per Share because, in addition to the use of these metrics by management as described above, we believe they are frequently used by analysts, investors and other interested parties to evaluate companies in our industry. Further, we believe they are helpful in highlighting trends in our operating results, because they exclude, among other things, certain results of decisions that are outside the control of management, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the jurisdictions in which we operate and capital investments.
Adjusted Net Income is a non-GAAP financial measure and should not be considered as an alternative to operating income or net income as a measure of operating performance or cash flows or as a measure of liquidity. Non-GAAP financial measures are not necessarily calculated the same way by different companies and should not be considered a substitute for or superior to GAAP measures.
Adjusted Net Income for the three months ended March 31, 2020 was $7.6 million, representing an increase of $1.8 million, or 30.0%, from Adjusted Net Income of $5.8 million for the three months ended March 31, 2019. The increase in Adjusted Net Income was primarily due to the increase in revenues of $8.9 million, offset primarily by an increase in service charges from agents and banks of $6.6 million due to higher transaction volume.
The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted Net Income:

	Three Months Ended March 31,
(in thousands, except for per share data)	2020	2019
Net Income	$5,688	$3,156
Adjusted for:
Share-based compensation, 2018 Plan (a)	722	626
Offering costs (b)	—	513
TCPA settlement (c)	23	—
Other employee severance (d)	—	106
Other charges and expenses (e)	147	59
Amortization of intangibles (f)	1,711	2,312
Income tax benefit related to adjustments (g)	(695)	(942)
Adjusted Net Income	$7,596	$5,830

Adjusted Earnings per Share
Basic and diluted	$0.20	$0.16

Weighted-average common shares outstanding
Basic	38,035,014	36,182,783
Diluted	38,038,674	36,195,463
(a)Stock options and restricted stock were granted to employees and independent directors of the Company. The Company recorded $0.7 million and $0.6 million of expense related to these equity instruments during the three months ended March 31, 2020 and 2019, respectively.
(b)The Company incurred $0.5 million of expenses during the three months ended March 31, 2019 for professional and legal fees in connection with a tender offer for the Company’s warrants.
(c)Represents legal fees related to the settlement of a class action lawsuit related to the TCPA.
(d)Represents $0.1 million of severance costs incurred during the three months ended March 31, 2019 related to departmental changes.
(e)Includes loss on disposal of fixed assets and foreign currency (gains) losses.
(f)Represents the amortization of certain intangible assets that resulted from the application of push-down accounting.
(g)Represents the current and deferred tax impact of the taxable adjustments to net income using the Company’s blended federal and state tax rate for each period. Relevant tax-deductible adjustments include all adjustments to net income.

Index
Adjusted Earnings per Share for the three months ended March 31, 2020 was $0.20 an increase of $0.04, or 25%, compared to $0.16 for the three months ended March 31, 2019.
The following table presents the reconciliation of GAAP Earnings per Share, our closest GAAP measure, to Adjusted Earnings per Share:

	Three Months Ended March 31,
	2020	2019
GAAP Earnings per Share - Basic and Diluted	$0.15	$0.09
Adjusted for:
Share-based compensation, 2018 Plan	0.02	0.02
Offering costs	—	0.01
TCPA settlement	NM	—
Other employee severance	—	NM
Other charges and expenses	NM	NM
Amortization of intangibles	0.04	0.06
Income tax benefit related to adjustments	(0.02)	(0.03)
Adjusted Earnings per Share - Basic and Diluted	$0.20	$0.16

NM - Per share amounts are not meaningful.
The table above may contain slight summation differences due to rounding.
Adjusted EBITDA
Adjusted EBITDA is defined as net income before depreciation and amortization, interest expense, income taxes, and also adjusted to add back certain charges and expenses, such as non-cash compensation costs and other items set forth in the table below, as these charges and expenses are not considered a part of our core business operations and are not an indicator of ongoing, future company performance.
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
Adjusted EBITDA is a non-GAAP financial measure and should not be considered as an alternative to operating income or net income as a measure of operating performance or cash flows or as a measure of liquidity. Non-GAAP financial measures are not necessarily calculated the same way by different companies and should not be considered a substitute for or superior to U.S. GAAP measures. Some of these limitations include the following:
•Adjusted EBITDA does not reflect interest expense, or the amounts necessary to service interest or principal payments on our Credit Agreement;
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

Index
We adjust for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only as supplemental information.
Adjusted EBITDA for the three months ended March 31, 2020 was $13.2 million, representing an increase of $2.4 million, or 22.8%, from $10.8 million for the three months ended March 31, 2019. The increase in Adjusted EBITDA was primarily due to the increase in revenues of $8.9 million, offset primarily by an increase in service charges from agents and banks of $6.6 million due an increase in transaction volume.
The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net Income	$5,688	$3,156
Adjusted for:
Interest expense	1,870	2,071
Income tax provision	2,080	1,081
Depreciation and amortization	2,690	3,152
EBITDA	12,328	9,460
Share-based compensation, 2018 Plan (a)	722	626
Offering costs (b)	—	513
TCPA settlement (c)	23	—
Other employee severance (d)	—	106
Other charges and expenses (e)	147	59
Adjusted EBITDA	$13,220	$10,764
(a)Stock options and restricted stock were granted to employees and independent directors of the Company. The Company recorded $0.7 million and $0.6 million of expense related to these equity instruments during the three months ended March 31, 2020 and 2019, respectively.
(b)The Company incurred $0.5 million of expenses during the three months ended March 31, 2019 for professional and legal fees in connection with a tender offer for the Company’s warrants.
(c)Represents legal fees related to the settlement of a class action lawsuit related to the TCPA.
(d)Represents $0.1 million of severance costs incurred during the three months ended March 31, 2019 related to departmental changes.
(e)Includes loss on disposal of fixed assets and foreign currency (gains) losses.

Liquidity and Capital Resources
We consider liquidity in terms of cash flows from operations and their sufficiency to fund business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. In particular, to meet our payment service obligations at all times, we must have sufficient highly liquid assets and be able to move funds on a timely basis.
Our principal sources of liquidity are our cash generated by operating activities and supplemented with borrowings under our revolving credit facility. Our primary cash needs are for day to day operations, to pay interest and principal on our indebtedness, to fund working capital requirements and to make capital expenditures.
Notwithstanding the recent effects of the COVID-19 pandemic, we still expect to continue funding our liquidity requirements through internally generated funds, supplemented in the ordinary course, with borrowings under our revolving credit facility. While our operating cash flows may be affected by the economic conditions resulting from the pandemic, we maintain a strong cash balance position and have access to committed funding sources. Therefore, we believe that our projected cash flows generated from operations, together with borrowings under our revolving credit facility are sufficient to fund our principal debt payments, interest expense, our working capital needs and our expected capital expenditures for at least the next twelve months. We will, however, continue to evaluate the nature and extent of these potential impacts to our business and liquidity and capital resources and take action, as necessary, to preserve adequate liquidity, such as limiting discretionary spending and re-prioritizing our capital projects, to ensure that our business can continue to operate during these uncertain times.
The Company and certain of its domestic subsidiaries as borrowers have a financing agreement (as amended, the “Credit Agreement”) with a group of banking institutions. The Credit Agreement provided for a $35.0 million revolving credit facility, a $90.0 million term loan facility and up to a $30.0 million incremental facility, of which $12.0 million was utilized in the second quarter of 2019. The Credit Agreement also provides for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The maturity date of the Credit Agreement is November 7, 2023.

Index
Interest on the term loan and revolving credit facilities of the Credit Agreement is determined by reference to either LIBOR or a “base rate”, in each case plus an applicable margin of 4.50% per annum for LIBOR loans or 3.50% per annum for base rate loans. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum. The effective interest rates for the three months ended March 31, 2020 for the term loan and revolving credit facility were 6.80% and 2.27%, respectively.
The principal amount of the term loan facility under the Credit Agreement must be repaid in consecutive quarterly installments of 5% in year 1, 7.5% in years 2 and 3, 10% in years 4 and 5, in each case on the last day of each quarter, which commenced in March 2019 with a final payment at maturity. The loans under the Credit Agreement may be prepaid at any time without payment or penalty.
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
The Credit Agreement also contains financial covenants that require the Company to maintain a quarterly minimum fixed charge coverage ratio of 1.25:1.00 and a quarterly maximum consolidated leverage ratio of 3.25:1.00.
As of March 31, 2020, we were in compliance with the covenants of the Credit Agreement.
As of March 31, 2020, we had total indebtedness of $95.1 million, consisting of borrowings under the term loan facility, excluding debt origination costs of $2.2 million. There were $53.0 million of additional borrowings available under these facilities as of March 31, 2020.
Our indebtedness could adversely affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations. See “Risk Factors—Risks Relating to Our Indebtedness—We have a substantial amount of indebtedness, which may limit our operating flexibility and could adversely affect our business, financial condition and results of operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Three Months Ended March 31
(in thousands)	2020	2019
Statement of Cash Flows Data:
Net cash provided by operating activities	$18,780	$29,215
Net cash used in investing activities	(901)	(1,443)
Net cash used in financing activities	(1,915)	(16,125)
Effect of exchange rate changes on cash	(243)	63
Net increase in cash	15,721	11,710

Cash, beginning of the period	86,117	73,029
Cash, end of the period	$101,838	$84,739
Operating Activities
Net cash provided by operating activities was $18.8 million for the three months ended March 31, 2020, a decrease of $10.4 million from net cash provided by operating activities of $29.2 million for the three months ended March 31, 2019. The decrease is a result of $13.6 million for changes in working capital items (which may vary due to timing of transmittal orders and payments), offset by additional cash generated by our operating results for the three months ended March 31, 2020, which benefited from further growth of the business.
Investing Activities
Net cash used in investing activities was $0.9 million for the three months ended March 31, 2020, a decrease of $0.5 million from net cash used in investing activities of $1.4 million for the three months ended March 31, 2019. This decrease in cash used was primarily due to lower purchases of property and equipment and no acquisitions of agent locations during the three months ended March 31, 2020.

Index
Financing Activities
Net cash used in financing activities was $1.9 million for the three months ended March 31, 2020, which consisted of $1.9 million quarterly repayments due on the term loan.
Net cash used in financing activities was $16.1 million for the three months ended March 31, 2019, which consisted of $15.0 million in net revolving credit facility repayments and $1.1 million of quarterly repayment due on the term loan.
Contractual Obligations
The following table includes aggregated information about contractual obligations that affect our liquidity and capital needs. At March 31, 2020, our contractual obligations over the next several periods were as follows:

(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Debt, principal payments	$95,129	$7,661	$18,515	$68,953	$—
Interest payments	16,715	5,243	9,122	2,350	—
Non-cancelable operating leases	5,881	1,489	2,310	1,617	465
Total	$117,725	$14,393	$29,947	$72,920	$465
Our condensed consolidated balance sheet reflects $92.9 million of debt as of March 31, 2020, as the principal payment obligations of $95.1 million are gross of unamortized debt origination costs. The above table reflects the principal and interest of the revolver and term loan under the Credit Agreement that will be paid through the maturity of the debt using the rates in effect on March 31, 2020 and assuming no voluntary prepayments of principal.
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
Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or otherwise complex. Our Critical Accounting Policies and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019, for which there were no material changes, included the following:
•Revenue Recognition
•Accounts Receivable and Allowance for Doubtful Accounts
•Goodwill and Intangible Assets
•Income Taxes
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

Index
settled within two business days from trade date. However, foreign currency fluctuations may negatively impact our average exchange gain per transaction.
In addition, included in wire transfer and money orders payable in our condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, there are $12.5 million and $10.9 million, respectively, of wires payable denominated primarily in Mexican pesos and Guatemalan quetzales.
We are also exposed to changes in currency rates as a result of our investments in foreign operations and revenues generated in currencies other than the U.S. dollar. Revenues and profits generated by international operations will increase or decrease because of changes in foreign currency exchange rates. This foreign currency risk is related primarily to our operations in Mexico and Guatemala. Revenues from our foreign subsidiaries represent less than 3% of our consolidated revenues for the three months ended March 31, 2020 and 2019, respectively. Therefore, a 10% increase or decrease in these currency rates against the U.S. Dollar would result in a minimal change to our overall operating results.
The spot exchange rates as of March 31, 2020 and December 31, 2019 were 23.75 and 18.86 for the Mexican peso/dollar, respectively, 7.67 and 7.69 for the Guatemalan quetzal/dollar, respectively, and 1.41 and 1.31 for the Canadian dollar/U.S. dollar, respectively. The average exchange rates for the three months ended March 31, 2020 and 2019 were 19.97 and 19.19 for the Mexican peso/dollar and 7.66 and 7.71 for the Guatemalan quetzal/dollar, respectively. The average exchange rates for the Canadian dollar/U.S. dollar for the three months ended March 31, 2020 was 1.34; we commenced operations in Canada during the third quarter of 2019, therefore, information prior to this period has not been presented. Long-term sustained appreciation of the Mexican peso or Guatemalan quetzal as compared to the U.S. dollar could negatively affect our margins.
During March 2020, we have experienced increased volatility in the Mexican peso/dollar rates related to economic effects of the COVID-19 pandemic, as well as actions taken by governments and central banks in response to the pandemic. We continue to expect an increase in volatility in foreign exchange rates and depreciation against the U.S. dollar, especially for the Mexican peso, during 2020. However, we cannot reasonably estimate the duration or extent of that volatility.
Interest Rate Risk
Interest on the term loan and revolving credit facility under the Credit Agreement is determined by reference to either LIBOR or a “base rate”, in each case, plus an applicable margin of 4.50% per annum for LIBOR loans or 3.50% per annum for base rate loans. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum. Because interest expense is subject to fluctuation, if interest rates increase, our debt service obligations on such variable rate indebtedness would increase even though the amount borrowed remained the same. Accordingly, an increase in interest rates would adversely affect our profitability. Due to the economic effects of the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond yield falling below 1.00% on March 3, 2020 and the 30-day LIBOR rate decreasing to 1.01% as of March 31, 2020, favorably affecting interest expense on the variable-rate portion of our debt during March 2020. We cannot predict, however, whether or for how long interest rates will remain at these low levels.
As of March 31, 2020, we had $95.1 million in outstanding borrowings under the term loan. A hypothetical 1% increase or decrease in the interest rate on our indebtedness as of March 31, 2020 would have increased or decreased cash interest expense on our term loan by approximately $1.0 million per annum.
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
We are also exposed to credit risk related to receivable balances from sending agents. We perform a credit review before each agent signing and conduct ongoing analyses of sending agents and certain other parties we transact with directly. As of March 31, 2020, we also had $1.6 million outstanding of notes receivable from sending agents. Most of the notes are collateralized by personal guarantees from the sending agents and by assets from their businesses. Due to the COVID-19 pandemic, it is possible we could be adversely affected by credit losses, such as those related to our outstanding notes receivables from sending agents. At the date of this report, however, we are not aware of any significant exposure and are continuing to monitor our credit risk.
Our provision for bad debt was approximately $0.7 million for the three months ended March 31, 2020 (1% of total revenues) and $0.4 million for the three months ended March 31, 2019 (0.5% of total revenues) as write-offs were higher in the three months ended

Index
March 31, 2020, resulting from the deterioration of the creditworthiness of a small number of sending agents during the beginning of the quarter rather than the result of sending agents being adversely affected by the COVID-19 pandemic.
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
As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, as of March 31, 2020.
Changes in Internal Control Over Financial Reporting
Notwithstanding operational changes in response to the COVID-19 pandemic, during the most recently completed fiscal quarter, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On May 30, 2019, Stuart Sawyer filed a putative class action complaint in the United States District Court for the Southern District of Florida asserting a claim under the Telephone Consumer Protection Act, 47 U.S.C. § 227, et seq. (“TCPA”), based on allegations that since May 30, 2015, the Company had sent text messages to class members’ wireless telephones without their consent. Following a mediation held on October 7, 2019, the Company and the plaintiff entered into a term sheet providing the general terms for the settlement of the action, which was memorialized in a definitive Settlement Agreement on March 16, 2020 subject to subsequent Court approval. The Settlement Agreement provides for resolution of Mr. Sawyer's TCPA claims and the claims of a class of similarly situated individuals, as defined in the complaint, who received text messages from the Company during the period May 30, 2015 through October 7, 2019, and for the creation of a $3.25 million settlement fund that will be used to pay all class member claims, class counsel's fees and the costs of administering the settlement.
The Settlement Agreement also established procedures for the notification of claimants and the processing of claims. The settlement fund will be managed by a duly-appointed settlement administrator which will be authorized to communicate with class members, process claims and make payments from the fund in accordance with the terms of the Settlement Agreement and the final judgment in the case. No amount of the settlement fund will revert to the Company; instead, any unclaimed funds will be sent to a consumer advocacy organization approved by the Court.
The remaining balance of the amount payable under the Settlement Agreement of approximately $2.9 million is included in accrued and other liabilities in the condensed consolidated balance sheet as of March 31, 2020.
Reference is also made to Note 12 – Commitments and Contingencies in the Unaudited Condensed Consolidated Financial Statements of International Money Express, Inc. contained elsewhere in this Quarterly Report on Form 10–Q for information regarding certain other legal proceedings to which we are a party.
ITEM 1A. RISK FACTORS
Except as set forth below, there have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). Prospective investors are encouraged to consider the risks described in our 2019 Form 10-K, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q and in our 2019 Form 10-K, and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.
Our financial condition, results of operations, business and cash flow may be negatively affected by a public health crises such as the recent coronavirus (COVID-19) pandemic.
We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases. During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption, including significant volatility in the capital markets. The extent to which the COVID-19 pandemic affects our business, operations, financial results and the trading price of our common stock will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental and business actions that have been and continue to be taken in response to the pandemic (including mitigation efforts such as stay at home and other social distancing orders) and the impact of the pandemic on economic activity and actions taken in response (including stimulus efforts such as the Families First Coronavirus Act and the CARES Act).
A public health epidemic or pandemic, such as the COVID-19 pandemic, can have a material adverse effect on the demand for our money remittance services to the extent it impacts the markets in which we operate, and poses the risk that we or our employees, network of agents and consumers and their beneficiaries may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities, or that such epidemic may otherwise interrupt or impair business activities. In the first quarter of 2020 we have been subject, on a limited basis, to such shutdowns. We have adjusted standard operating procedures within our business operations to ensure the continued safety of our workers, are taking further actions to mitigate the impact of the pandemic on our business, and are continually monitoring evolving health guidelines, as well as market conditions, and responding to changes as appropriate. Despite these efforts, the COVID-19 pandemic continues to pose the risk that we or our employees, sending and paying agents, as well as consumers and their beneficiaries, may be prevented from conducting business

Index
activities, partially or completely, for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities or imposed by our management, or that the pandemic may otherwise interrupt or impair business activities.
Adjustments to our operating procedures as a result of the COVID-19 pandemic only had a limited effect on the Company’s financial condition, results of operations and cash flows for the quarterly period ended March 31, 2020, however, we continue to monitor a moderate trend of decreasing volume of transactions beginning in the second quarter of 2020. The Company and our sending agents are considered essential businesses under current federal guidance, however, the Company’s business is dependent upon the willingness and ability of its employees, network of agents and consumers to conduct money transfer services and the ultimate effects of the economic disruption caused by the pandemic and responses thereto. Although the Company’s operations continued effectively in the first quarter of 2020 despite social distancing and other measures taken in response to the pandemic, the ultimate impact of the COVID-19 pandemic on our results of operations and financial condition is dependent on future developments, including the duration of the pandemic and the related extent of its severity, as well as its impact on the economic conditions, particularly the level of unemployment of our customers, which are uncertain and cannot be predicted at this time. If the global response to contain the COVID-19 pandemic escalates further or is unsuccessful, or if governmental decisions to ease pandemic related restrictions are ineffective, premature or counterproductive, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows.
In addition, to protect our workers, we are utilizing work from home measures. Despite our implementation of security measures, there is no guarantee that the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter some of the common risks associated with employees accessing Company data and systems remotely.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

Index
ITEM 6. EXHIBITS

Exhibit No.	Document

10.1	Settlement Agreement and Release, dated March 16, 2020, among Stuart Sawyer, on behalf of himself and all Settlement Class Members, and Intermex Wire Transfer, LLC. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2020).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Chief Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Chief Financial Officer

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, are formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) the Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL and contained in Exhibit 101.
*Filed herewith.

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2020

International Money Express, Inc.

By:	/s/ Robert Lisy
Robert Lisy
Chief Executive Officer and President

Date: May 7, 2020

International Money Express, Inc.

By:	/s/ Tony Lauro II
Tony Lauro II
Chief Financial Officer