Form 10-Q
period 2020-06-30
International Money Express, Inc.
filed 2020-08-06
CIK 1683695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020 OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒
As of July 31, 2020, there were 38,048,562 shares of the registrant’s common stock, $0.0001 par value per share, outstanding. The registrant has no other class of common stock outstanding.

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
•factors relating to our business, operations and financial performance, including:
◦the COVID-19 pandemic, responses thereto and the economic and market effects thereof, including unemployment levels and increased capital markets volatility;
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
◦interest rate risk from elimination of the London Inter-bank Offered Rate (“LIBOR”) as a benchmark interest rate;
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

Index
PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	June 30, 2020	December 31, 2019
ASSETS	(unaudited)
Current assets:
Cash	$101,985	$86,117
Accounts receivable, net of allowance of $808 and $759, respectively	60,023	39,754
Prepaid wires, net	5,460	18,201
Prepaid expenses and other current assets	2,536	4,155
Total current assets	170,004	148,227

Property and equipment, net	12,735	13,282
Goodwill	36,260	36,260
Intangible assets, net	23,905	27,381
Deferred tax asset, net	83	741
Other assets	1,954	1,415
Total assets	$244,941	$227,306

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt, net	$7,044	$7,044
Accounts payable	9,560	13,401
Wire transfers and money orders payable, net	47,712	40,197
Accrued and other liabilities	24,628	23,074
Total current liabilities	88,944	83,716
Long-term liabilities:
Debt, net	84,101	87,623
Total long-term liabilities	84,101	87,623

Commitments and contingencies, see Note 13

Stockholders' equity:
Common stock $0.0001 par value; 230,000,000 shares authorized, 38,035,279 and 38,034,389 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.	4	4
Additional paid-in capital	56,098	54,694
Retained earnings	15,842	1,176
Accumulated other comprehensive (loss) income	(48)	93
Total stockholders' equity	71,896	55,967
Total liabilities and stockholders' equity	$244,941	$227,306

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(in thousands, except for share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Wire transfer and money order fees, net	$72,793	$70,490	$139,888	$128,941
Foreign exchange gain, net	11,660	11,623	21,214	21,025
Other income	609	562	1,211	1,058
Total revenues	85,062	82,675	162,313	151,024

Operating expenses:
Service charges from agents and banks	56,271	54,622	108,498	100,191
Salaries and benefits	7,069	7,597	14,428	15,194
Other selling, general and administrative expenses	5,155	5,337	10,492	11,061
Depreciation and amortization	2,691	3,155	5,381	6,307
Total operating expenses	71,186	70,711	138,799	132,753

Operating income	13,876	11,964	23,514	18,271

Interest expense	1,633	2,288	3,503	4,358

Income before income taxes	12,243	9,676	20,011	13,913

Income tax provision	3,265	2,602	5,345	3,683

Net income	8,978	7,074	14,666	10,230

Other comprehensive income (loss)	3	35	(141)	43

Comprehensive income	$8,981	$7,109	$14,525	$10,273

Earnings per common share:
Basic and diluted	$0.24	$0.19	$0.39	$0.28

Weighted-average common shares outstanding:
Basic	38,035,279	37,505,598	38,035,146	36,847,845
Diluted	38,047,792	37,594,151	38,043,233	36,898,462

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except for share data, unaudited)

	Three Months Ended
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance, March 31, 2020	38,035,279	$4	$55,412	$6,864	$(51)	$62,229
Net income	—	—	—	8,978	—	8,978
Share-based compensation	—	—	686	—	—	686
Adjustment from foreign currency translation, net	—	—	—	—	3	3
Balance, June 30, 2020	38,035,279	$4	$56,098	$15,842	$(48)	$71,896

	Three Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance, March 31, 2019	36,182,783	$4	$62,515	$(15,277)	$6	$47,248
Warrant exchange	1,800,065	—	(10,031)	—	—	(10,031)
Net income	—	—	—	7,074	—	7,074
Share-based compensation	—	—	634	—	—	634
Adjustment from foreign currency translation, net	—	—	—	—	35	35
Balance, June 30, 2019	37,982,848	$4	$53,118	$(8,203)	$41	$44,960

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except for share data, unaudited)

	Six Months Ended
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2019	38,034,389	$4	$54,694	$1,176	$93	$55,967
Net income	—	—	—	14,666	—	14,666
Issuance of common stock:
Exercise of stock options	890	—	(4)	—	—	(4)
Share-based compensation	—	—	1,408	—	—	1,408
Adjustment from foreign currency translation, net	—	—	—	—	(141)	(141)
Balance, June 30, 2020	38,035,279	$4	$56,098	$15,842	$(48)	$71,896

	Six Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2018	36,182,783	$4	$61,889	$(17,418)	$(2)	$44,473
Adoption of revenue recognition accounting pronouncement	—	—	—	(1,015)	—	(1,015)
Warrant exchange	1,800,065	—	(10,031)	—	—	(10,031)
Net income	—	—	—	10,230	—	10,230
Share-based compensation	—	—	1,260	—	—	1,260
Adjustment from foreign currency translation, net	—	—	—	—	43	43
Balance, June 30, 2019	37,982,848	$4	$53,118	$(8,203)	$41	$44,960

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$14,666	$10,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,381	6,307
Share-based compensation	1,408	1,260
Provision for bad debt	1,101	552
Debt origination costs amortization	376	358
Deferred income tax provision, net	658	672
Loss on disposal of property and equipment	131	113
Total adjustments	9,055	9,262
Changes in operating assets and liabilities:
Accounts receivable	(21,485)	(57,861)
Prepaid wires, net	11,635	17,954
Prepaid expenses and other assets	1,008	726
Wire transfers and money orders payable, net	8,648	47,222
Accounts payable and accrued other liabilities	(2,054)	4,553
Net cash provided by operating activities	21,473	32,086

Cash flows from investing activities:
Purchases of property and equipment	(1,591)	(2,413)
Acquisition of agent locations	—	(250)
Net cash used in investing activities	(1,591)	(2,663)

Cash flows from financing activities:
Borrowings under term loan	—	12,000
Repayments of term loan	(3,830)	(2,402)
Borrowings under revolving loan, net	—	5,000
Debt origination costs	—	(240)
Cash paid in warrant exchange	—	(10,031)
Net cash (used in) provided by financing activities	(3,830)	4,327

Effect of exchange rate changes on cash	(184)	105

Net increase in cash	15,868	33,855

Cash, beginning of period	86,117	73,029

Cash, end of period	$101,985	$106,884

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands, unaudited)

	Six Months Ended June 30,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,133	$3,783
Cash paid for income taxes	$2,403	$1,060

Supplemental disclosure of non-cash investing activity:
Agent business acquired in exchange for receivables	$—	$85

Supplemental disclosure of non-cash financing activity:
Issuance of common stock for cashless exercise of options	$4	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 – BUSINESS AND ACCOUNTING POLICIES
International Money Express, Inc. (the “Company” or “us” or “we”) operates as a money transmitter between the United States of America (“U.S.”) and Canada to Mexico, Guatemala and other countries in Latin America, Africa and Asia through a network of authorized agents located in various unaffiliated retail establishments and 33 Company-operated stores throughout the U.S. and Canada.
The condensed consolidated financial statements of the Company include Intermex, its wholly-owned indirect subsidiary, Intermex Wire Transfer, LLC (“LLC”), Intermex Wire Transfers de Guatemala, S.A. (“Intermex Guatemala”) - 99.8% owned by LLC, Intermex Wire Transfer de Mexico, S.A. and Intermex Transfers de Mexico, S.A. (“Intermex Mexico”) - 98% owned by LLC, Intermex Wire Transfer Corp. - 100% owned by LLC, Intermex Wire Transfer II, LLC - 100% owned by LLC and Canada International Transfers Corp. - 100% owned by LLC. Non-controlling interest in the results of operations of consolidated subsidiaries represents the minority stockholders’ share of the profit or loss of Intermex Mexico and Intermex Guatemala. The non-controlling interest asset and non-controlling interest in the portion of the profit or loss from operations of these subsidiaries were not recorded by the Company as they are considered immaterial.
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
Starting in March 2020, governmental authorities took measures that restricted the normal course of operations of businesses and consumers. Although those restrictions were in place for most of the second quarter and affected the Company, sending and paying agents as well as consumers and their beneficiaries, those measures did not have a material adverse effect on the Company’s financial condition, results of operations and cash flows for the three and six month periods ended June 30, 2020.
The Company and our sending agents are considered essential businesses under current federal guidance; however, the Company’s business is dependent upon the willingness and ability of its employees, network of agents and consumers to conduct money transfer services and the ultimate effects of the economic disruption caused by the pandemic and responses thereto. Although the Company’s operations continued effectively despite social distancing and other measures taken in response to the pandemic, the ultimate impact of the COVID-19 pandemic on our results of operations and financial condition is dependent on future developments, including the duration of the pandemic and the related extent of its severity, as well as its impact on the economic conditions, particularly the level of unemployment of our customers, all of which remain uncertain and cannot be predicted at this time. If the global response to contain the COVID-19 pandemic escalates further or is unsuccessful, or if governmental decisions to ease pandemic related restrictions are ineffective, premature, counterproductive or reversed, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows.
Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) issued guidance, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. The guidance requires that a lessee recognizes a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. This guidance is required to be adopted by the Company on January 1, 2022 and may be applied using either the earliest period adjustment method or the modified retrospective approach. The adoption of this guidance is not expected to have a material impact on the condensed consolidated financial statements.

Index
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
The FASB issued amended guidance, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amended standard requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customers in a software licensing arrangement. This new guidance is effective for the Company on January 1, 2021. The Company is currently evaluating the impact this guidance will have on the condensed consolidated financial statements.
The FASB issued guidance, Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This new guidance is effective for the Company on January 1, 2021. The adoption of this guidance is not expected to have a material impact on the condensed consolidated financial statements.
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
The FASB issued guidance, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (“IBORs”) and, particularly, the risk of cessation of the LIBOR, regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. This accounting standards update provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. This new guidance can be adopted by the Company no later than December 1, 2022, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the condensed consolidated financial statements.
NOTE 2 – REVENUES
The Company recognized revenues from contracts with customers for the three and six months ended June 30, 2020 and 2019, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Wire transfer and money order fees	$72,965	$70,833	$140,281	$129,491
Discounts and promotions	(172)	(343)	(393)	(550)
Wire transfer and money order fees, net	72,793	70,490	139,888	128,941
Foreign exchange gain, net	11,660	11,623	21,214	21,025
Other income	609	562	1,211	1,058
Total revenues	$85,062	$82,675	$162,313	$151,024

There are no significant initial costs incurred to obtain contracts with customers, although the Company has a loyalty program under which customers earn one point for each wire transfer completed. Points can be redeemed for a discounted wire transaction fee or foreign exchange rate. The discounts vary by country, and the earned points expire if the customer has not initiated and completed an eligible wire transfer transaction within the immediately preceding 180 day period. In addition, earned points will expire 30 days after the end of the program. Therefore, because the loyalty program benefits represent a future performance obligation, a portion of the initial consideration is recorded as deferred revenue (see Note 7) and a corresponding loyalty program expense is recorded as contra revenue. Revenue from this performance obligation is recognized upon customers redeeming points or upon expiration of any points outstanding.
Except for the loyalty program discussed above, our revenues include only one performance obligation, which is to collect the customer’s money and make funds available for payment, generally on the same day, to a designated recipient in the currency requested.

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
NOTE 3 – ACCOUNTS RECEIVABLE, NET OF ALLOWANCE
Accounts receivable represent outstanding balances from sending agents for pending wire transfers or money orders from our customers. The outstanding balance consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Accounts receivable	$60,831	$40,513
Allowance for credit losses	(808)	(759)
Accounts receivable, net	$60,023	$39,754

The changes in the allowance for credit losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$1,477	$1,242	$1,236	$1,290
Provision	364	192	1,101	552
Charge-offs	(589)	(272)	(1,186)	(728)
Recoveries	98	74	199	122
Ending Balance	$1,350	$1,236	$1,350	$1,236

The allowance for credit losses allocated by financial instrument category is as follows (in thousands):

	June 30, 2020	December 31, 2019
Accounts receivable	$808	$759
Notes receivable (1)	542	477
Allowance for credit losses	$1,350	$1,236
(1) This allowance relates to $1.5 million and $1.3 million in notes receivable from sending agents as of June 30, 2020 and December 31, 2019, respectively. The current portion of these notes amounted to $1.1 million and $1.0 million as of June 30, 2020 and December 31, 2019, respectively, The net current portion is included in prepaid expenses and other current assets (see Note 4) and the net long-term portion is included in other assets in the condensed consolidated balance sheets.

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Prepaid insurance	$188	$404
Prepaid fees	786	1,211
Notes receivable, net of allowance	675	648
Prepaid taxes	—	1,025
Other prepaid expenses and current assets	887	867
	$2,536	$4,155

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS
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

Index

are subject to various risks and uncertainties. Management believes it has made reasonable estimates and judgments concerning these risks and uncertainties. See below for further discussion on impairment.
The following table presents the changes in goodwill and intangible assets (in thousands):

	Goodwill	Intangibles
Balance at December 31, 2019	$36,260	$27,381
Amortization expense	—	(3,476)
Balance at June 30, 2020	$36,260	$23,905
Amortization expense related to intangible assets for the next five years and thereafter is as follows (in thousands):

2020	$3,475
2021	5,161
2022	3,997
2023	2,989
2024	2,270
Thereafter	6,013
$23,905

Due to the COVID-19 pandemic that has resulted in a deterioration in macro-economic conditions and increased stock market volatility, the Company performed a qualitative assessment of goodwill during the second quarter of 2020 to determine whether a quantitative test was necessary. Although our fair value measurements include some significant inputs, such as the Company’s forecasted revenues and assumed turnover of agent locations, that may have or will be affected by the pandemic, we believe that as of June 30, 2020, the effects of the pandemic have not had a material negative effect on the Company’s financial condition, results of operations and cash flows. As a result, there are currently no indicators that the fair value of the Company’s goodwill is below its carrying amount based on our qualitative assessment. Therefore, we determined that a quantitative test was not necessary as of June 30, 2020.
For our finite-lived intangibles, we also assessed during the second quarter of 2020 whether there were events or changes in circumstances that indicated that the carrying amounts of our intangible assets may not be recoverable. Similar to our goodwill assessment above, we believe that as of June 30, 2020, the effects of the COVID-19 pandemic have not had a material negative effect on the company’s financial condition, results of operations and cash flows. As a result, there are currently no indicators that could require an impairment test. Therefore, we determined that the carrying amounts of our intangibles are recoverable as of June 30, 2020.
We will continue to monitor this evolving pandemic to determine the need, if any, to further evaluate for impairment our goodwill and intangible assets.
NOTE 6 – WIRE TRANSFERS AND MONEY ORDERS PAYABLE, NET
Wire transfers and money orders payable, net consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Wire transfers payable, net	$19,762	$16,058
Customer voided wires payable	13,114	10,937
Money orders payable	14,836	13,202
	$47,712	$40,197
Customer voided wires payable consist of wire transfers that were not completed because the recipient did not collect the funds within 30 days and the sender has not claimed the funds and, therefore, are considered unclaimed property. Unclaimed property laws of each state in the United States in which we operate, the District of Columbia, and Puerto Rico require us to track certain information for all of our money remittances and payment instruments and, if the funds underlying such remittances and instruments are unclaimed at the end of an applicable statutory abandonment period, require us to remit the proceeds of the unclaimed property to the appropriate jurisdiction. Applicable statutory abandonment periods range from three to seven years.

Index
NOTE 7 – ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Commissions payable to sending agents	$11,163	$10,124
Accrued legal settlement (see Note 13)	2,925	3,250
Accrued salaries and benefits	2,008	2,374
Accrued bank charges	1,137	976
Accrued interest	12	17
Accrued legal fees	5	120
Accrued other professional fees	700	655
Accrued taxes	3,423	2,345
Deferred revenue loyalty program	2,494	2,495
Other	761	718
	$24,628	$23,074

The following table shows the changes in the deferred revenue loyalty program liability (in thousands):

Balance, December 31, 2019	$2,495
Revenue deferred during the period	852
Revenue recognized during the period	(853)
Balance, June 30, 2020	$2,494

NOTE 8 – DEBT
Debt consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Term loan	$93,214	$97,044
Less: Current portion of long-term debt (1)	(7,044)	(7,044)
Less: Debt origination costs	(2,069)	(2,377)
	$84,101	$87,623
(1)Current portion of long-term debt is net of debt origination costs of approximately $0.6 million both at June 30, 2020 and December 31, 2019.
The Company and certain of its domestic subsidiaries as borrowers (the “Loan Parties”) have a financing agreement (as amended, the “Credit Agreement”) with a group of banking institutions. The Credit Agreement provides for a $35 million revolving credit facility, a $90 million term loan facility and an up to $30 million incremental facility of which $12 million was utilized in the second quarter of 2019. The Credit Agreement also provides for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The maturity date of the Credit Agreement is November 7, 2023. As of June 30, 2020 and December 31, 2019, there were no outstanding amounts drawn on the revolving credit facility.
Interest on the term loan facility and revolving credit facility under the Credit Agreement is determined by reference to either LIBOR or a “base rate”, in each case plus an applicable margin of 4.50% per annum for LIBOR loans or 3.50% per annum for base rate loans. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum. The effective interest rates for the six months ended June 30, 2020 for the term loan and revolving credit facility were 6.23% and 1.09%, respectively.
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
On April 20, 2020, the Company received funds under the Paycheck Protection Program (the “Program”) in the amount of $3.5 million. Although the Company believes that it met all eligibility criteria for a loan under the Program at the time of its application, subsequent to receiving the funds, the Small Business Administration (“SBA”), in consultation with the Department of the Treasury (“Treasury”), provided additional guidance to address public, borrower and lender questions concerning the eligibility criteria under the Program. Based on this guidance provided by the SBA and Treasury, the Company returned the funds received under the Program on April 29, 2020.
NOTE 9 – FAIR VALUE MEASUREMENTS
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
The Company’s non-financial assets measured at fair value on a nonrecurring basis include goodwill and intangibles assets (see Note 5 for further discussion). The Company’s cash is representative of fair value as these balances are comprised of deposits available on demand. Accounts receivable, prepaid wires, accounts payable and wire transfers and money orders payable are representative of their fair values because of the short turnover of these items.
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
NOTE 10 – SHARE-BASED COMPENSATION
The International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (the “2020 Plan”) was approved by stockholders at the 2020 Annual Meeting of Stockholders on June 26, 2020, and provides for the granting of stock-based incentive awards, including stock options and restricted stock units (“RSUs”), to employees and independent directors of the Company. There are 3.7 million shares of the Company's common stock reserved for issuance under the 2020 Plan, consisting of 3.3 million new issuable shares and 0.4 million shares that were available for grant under the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (the “2018 Plan”). As of June 30, 2020, no stock options or RSUs have been issued under the 2020 Plan. The 2020 Plan replaced the 2018 Plan effective June 26, 2020. As of June 30, 2020, there were 3.3 million shares reserved for outstanding awards granted under the 2018 Plan.
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
Share-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The stock options issued by the Company under the 2018 Plan have 10-year terms and vest in four equal annual installments beginning one year after the date of the grant. During the six months ended June 30, 2020, 11.3 thousand stock options vested. The Company recognized compensation expense for stock options of approximately $0.6 million for both the three months ended June 30, 2020 and 2019 and $1.2 million for both the six months ended June 30, 2020 and 2019, which are included in salaries and benefits in the condensed consolidated statements of operations and comprehensive income. As of June 30, 2020, there were 3.1 million outstanding stock options and unrecognized compensation expense of $6.8 million is expected to be recognized over a weighted-average period of 2.4 years.

Index
A summary of the stock option activity under the 2018 Plan during the six months ended June 30, 2020 is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2019	2,905,219	$10.51	8.74	$3.58
Granted	320,000	$10.98		$4.53
Exercised	(11,250)	$9.91		$3.43
Forfeited	(163,000)	$12.42		$4.09
Outstanding at June 30, 2020	3,050,969	$10.46	8.36	$3.66

Exercisable at June 30, 2020	623,680	$9.96	8.10	$3.45
The RSUs issued under the 2018 Plan to the Company’s independent directors vest on the one-year anniversary from the grant date. The Company recognized compensation expense for RSUs of $0.1 million for both the three months ended June 30, 2020 and 2019, and $0.2 million and $0.1 million for the six months ended June 30, 2020 and 2019, respectively, which is included in salaries and benefits in the condensed consolidated statements of operations and comprehensive income. During the six months ended June 30, 2020, 22.5 thousand and 13.9 thousand RSUs were granted and vested, respectively. There were no forfeited RSUs during the six months ended June 30, 2020. As of June 30, 2020, there was $0.3 million of unrecognized compensation expense for the restricted stock units.
NOTE 11 – EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income for the period by the weighted average number of common shares outstanding for the period. In computing dilutive earnings per share, basic earnings per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards, including common stock options and RSUs.
Below are basic and diluted earnings per share for the periods indicated (in thousands, except for share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net income for basic and diluted earnings per common share	$8,978	$7,074	$14,666	$10,230
Shares:
Weighted-average common shares outstanding – basic	38,035,279	37,505,598	38,035,146	36,847,845
Effect of dilutive securities:
RSUs	12,513	17,762	7,995	15,221
Stock options	—	19,762	92	9,881
Warrants	—	51,029	—	25,515
Weighted-average common shares outstanding – diluted	38,047,792	37,594,151	38,043,233	36,898,462

Earnings per common share – basic and diluted	$0.24	$0.19	$0.39	$0.28
As of June 30, 2020, there were 3.1 million options and 22.5 thousand RSUs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.
As of June 30, 2019, there were 0.1 million options excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive. In April 2019, the Company executed a tender offer for all warrants, subsequent to which all warrants ceased to exist.

Index
NOTE 12 – INCOME TAXES
A reconciliation between the income tax provision at the US statutory tax rate and the Company’s income tax provision on the condensed consolidated statements of operations and comprehensive income is below (in thousands, except for tax rates):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income before income taxes	$12,243	$9,676	$20,011	$13,913
US statutory tax rate	21%	21%	21%	21%
Income tax expense at statutory rate	2,571	2,032	4,202	2,922

State tax expense, net of federal	659	545	1,058	795
Foreign tax rates different from U.S. statutory rate	26	11	59	15
Non-deductible expenses	12	19	22	28
Credits	(3)	(5)	(3)	(9)
Other	—	—	7	(68)
Total tax provision	$3,265	$2,602	$5,345	$3,683

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
As presented in the income tax reconciliation above, the tax provision recognized on the condensed consolidated statements of operations and comprehensive income was affected by state taxes, non-deductible expenses, share-based compensation expenses and foreign tax rates applicable to the Company’s foreign subsidiaries that are higher or lower than the U.S. statutory rate.
In January 2020, Intermex Holdings II, Inc., the Company's parent company prior to the 2018 merger, was notified by the IRS that its 2017 federal income tax return was selected for examination. The Company has complied with all information requested to date. As of June 30, 2020 and December 31, 2019, no amounts for tax, interest, or penalties have been paid or accrued as a result of this examination.
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effects of COVID-19. The CARES Act provides various tax law changes in response to the COVID-19 pandemic, including increasing the ability to deduct interest expense, providing for deferral on tax deposits, and amending certain provisions of the previously enacted Tax Cuts and Jobs Act. After considering the provisions of the CARES Act, the Company determined that the CARES Act did not have a material effect on its annual effective tax rate and the income tax provision for the three and six months ended on June 30, 2020.
NOTE 13 – COMMITMENTS AND CONTINGENCIES
Leases
The Company is a party to leases for office space, warehouses and Company-operated store locations. Rent expense under all operating leases, included in other selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income, amounted to approximately $0.5 million for both the three months ended June 30, 2020 and 2019, and $1.0 million for both the six months ended June 30, 2020 and 2019.

Index
At June 30, 2020, future minimum rental payments required under operating leases for the remainder of 2020 and thereafter are as follows (in thousands):

2020	$768
2021	1,353
2022	1,096
2023	882
2024	776
Thereafter	662
$5,537
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
The remaining balance of the amount payable under the Settlement Agreement of approximately $2.9 million is included in accrued and other liabilities in the condensed consolidated balance sheet as of June 30, 2020.
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
Regulatory Requirements
Pursuant to applicable licensing laws, certain domestic subsidiaries of the Company are required to maintain minimum tangible net worth and liquid assets (eligible securities) to cover the amount outstanding of wire transfers and money orders payable. As of June 30, 2020, the Company’s subsidiaries were in compliance with these two requirements.

Index
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report on Form 10-Q, as well as our Audited Consolidated Financial Statements and related Notes and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2019. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q, including risks related to the COVID-19 pandemic described in Pt. II, Item 1A, “Risk Factors” below which is incorporated in the MD&A by reference. See “Special Note Regarding Forward-Looking Statements” for additional factors relating to such statements, and see “Risk Factors” in the documents that we have filed with or furnished to the SEC for a discussion of certain risk factors applicable to our business, financial condition and results of operations. Past operating results are not necessarily indicative of operating results in any future periods.
Recent Developments
During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The pandemic continues affecting economic conditions in the United States of America (“United States” or “U.S.”), as federal, state, local and foreign governments reacted to the public health crisis with mitigation measures, creating significant uncertainties in the U.S. and global economy. The extent to which the COVID-19 pandemic affects our business, operations and financial results depends, and will continue to depend, on numerous evolving factors that we may not be able to accurately predict. Due to heightened uncertainty relating to the effects of the COVID-19 pandemic on our business operations, including the duration and impact on overall customer demand, we withdrew our 2020 guidance in the second quarter.
In response to the pandemic, our top priority has been to take appropriate actions to protect the health and safety of our employees. We have adjusted standard operating procedures within our business operations to ensure continued worker safety, and are continually monitoring evolving health guidelines and responding to changes as appropriate. These procedures include reconfiguring facilities to reduce employee density, expanded and more frequent cleaning within facilities, implementation of appropriate and mandated distancing programs, employee temperature monitoring and requiring use of certain personal protective equipment at our U.S. headquarters and call centers in Mexico and Guatemala. Initially, we temporarily closed our 33 Company-operated stores and implemented a mandatory work-at-home program for all of our administrative offices and employees in all countries where we operate. During the second quarter, however, we started to allow office-based employees to work from our offices on a voluntary basis, while maintaining the option to work at home and, as of June 30, 2020, all Company-operated stores have been reopened with adjustments to ensure social distancing and facial covering requirements established by state and local regulations.
Notwithstanding the operational challenges created by these measures, our business continues to function and, to date, our customer service has not been adversely affected in any material respect. Despite these efforts, the COVID-19 pandemic continues to pose the risk that we or our employees, sending and paying agents, as well as consumers and their beneficiaries, are or may become further restricted from conducting business activities, partially or completely, for an indefinite period of time, including due to shutdowns requested or mandated by governmental authorities or imposed by our management, or that the pandemic may otherwise interrupt or impair business activities. These risks could be magnified if the recent resurgence of COVID-19 illnesses continues or is not adequately contained and governmental authorities once again impose restrictions on commercial and social activities.
The operational changes noted above had only a limited effect on the Company’s financial results for the three and six month periods ended June 30, 2020. Although we saw a slight year over year decrease in our volume of transactions at the beginning of the pandemic, the months of May and June 2020 have shown a year-over-year increase in volume and transactions. The economic effects of the pandemic caused increased foreign exchange volatility, particularly with respect to the Mexican peso, which has created additional operational challenges; however, the overall effect on our results of operations to date has been positive. As previously reported, we set an all-time high for one-day sales on Mother’s Day weekend, May 9, 2020, including also the single highest sales day for company remittances from the U.S. to Mexico, the single largest money transfer corridor in the world. Despite positive trends during the second quarter, we continue to monitor this evolving pandemic and its potential effects on the Company’s operations.
Although governmental authorities took measures that restricted the normal course of operations of businesses and consumers that were in place for most of the second quarter, the Company and our sending agents are considered essential businesses under current federal guidance and such measures did not have a material adverse effect on the Company’s financial condition, results of operations and cash flows for the three and six month periods ended June 30, 2020. Notwithstanding the foregoing, the Company’s business is dependent upon the willingness and ability of its employees, network of agents and consumers to conduct money transfer services and the ultimate effects of the economic disruption caused by the pandemic and responses thereto. Although the Company’s operations continued effectively despite social distancing and other measures taken in response to the pandemic, the ultimate impact of the COVID-19 pandemic on our financial condition, results of operations and cash flows is dependent on future developments, including the duration of the pandemic and the related extent of its severity, as well as its impact on the economic conditions, particularly the level of unemployment of our customers, which remain uncertain and cannot be predicted at this time. If the global response to contain the COVID-19 pandemic escalates further or is unsuccessful, or if governmental decisions to ease pandemic related restrictions are ineffective, premature or counterproductive, the Company could experience a material adverse effect on its financial condition, results of operations and cash flows.
Further quantification and discussion of these pandemic related effects, to the extent relevant and material, are included in the discussion of results of operations below.

Index
Overview
We are a rapidly growing and leading money remittance services company focused primarily on the United States to Latin America and the Caribbean (“LAC”) corridor, which includes Mexico, Central and South America and the Caribbean. In 2019, we expanded our services to allow remittances to Africa from the United States and also began offering sending services from Canada to Latin America and Africa. We utilize our proprietary technology to deliver convenient, reliable and value-added services to our customers through a broad network of sending and paying agents. Our remittance services, which include a comprehensive suite of ancillary financial processing solutions and payment services, are available in all 50 states in the U.S., Washington D.C., Puerto Rico and 13 provinces in Canada, where customers can send money to beneficiaries in 17 LAC countries, four countries in Africa and two countries in Asia. Our services are accessible in person through over 100,000 sending and paying agents and Company-operated stores, as well as online and via Internet-enabled mobile devices. Additionally, we have expanded our product and service portfolio to include online payment options, pre-paid debit cards and direct deposit payroll cards, which may present different cost, demand, regulatory and risk profiles relative to our core remittance business.
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
Our money remittance services enable our customers to send funds through our broad network of locations in the United States and Canada that are primarily operated by third-party businesses, as well as 33 Company-operated stores. Transactions are processed and payment is collected by our agent (“sending agent(s)”) and those funds become available for pickup by the beneficiary at the designated destination, usually within minutes, at any Intermex payer location (“paying agent(s)”). We refer to our sending agents and our paying agents collectively as agents. In addition, our services are offered digitally through Intermexonline.com and via Internet-enabled mobile devices. We currently operate in the United States, Mexico, Guatemala, Canada and 15 additional countries in LAC corridor, four countries in Africa and two in Asia. Since January 2019 through June 30, 2020, we have grown our sending agent network by more than 10% and increased our remittance transactions volume by approximately 11%. In the three and six months ended June 30, 2020, we processed approximately 7.6 million and 14.6 million remittances, respectively, representing approximately 8% and 3% growth in transactions, respectively, as compared to the same periods in 2019.
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
Throughout 2019 and the first six months of 2020, Latin American political and economic conditions have remained unstable, as evidenced by high unemployment rates in key markets, currency reserves, currency controls, restricted lending activity, weak currencies, low consumer confidence and the impact of the COVID-19 pandemic, among other factors. Specifically, continued political and economic unrest in parts of Mexico and some countries in South America contributed to volatility. Our business has generally been resilient during times of economic instability as money remittances are essential to many recipients, with the funds used by the receiving party for their daily needs; however, long-term sustained appreciation of the Mexican peso or Guatemalan quetzal as compared to the U.S. Dollar could negatively affect our revenues and profitability.
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
We will remain an “emerging growth company” until the earlier of (1) the earliest of the last day of the fiscal year (a) following January 19, 2022, the fifth anniversary of us becoming a publicly-traded company, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. As of June 30, 2020, the market value of our common stock that is held by non-affiliates approximated $308.0 million.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are revenues, service charges from agents and banks, salaries and benefits and selling, general and administrative expenses and net income. To help us assess our performance with these key indicators, we use Adjusted net income, Adjusted earnings per share and Adjusted EBITDA as non-GAAP financial measures. We believe these non-GAAP measures provide useful information to investors and expanded insight to measure our revenue and cost performance as a supplement to our U.S. GAAP consolidated financial statements. See the “Adjusted Net Income and Adjusted Earnings per Share” and “Adjusted EBITDA” sections below for reconciliations of these non-GAAP financial measures to net income and earnings per share, our closest GAAP measures.
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
Non-Operating Expenses
Interest Expense
Interest expense consists primarily of interest associated with our debt, which consists of a term loan and revolving credit facility. The effective interest rates for the six months ended June 30, 2020 for the term loan and revolving credit facility were 6.23% and 1.09%, respectively. Interest on the term loan facility and revolving credit facility is determined by reference to either LIBOR or a “base rate”, in each case, plus an applicable margin of 4.50% per annum for LIBOR loans or 3.50% per annum for base rate loans. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum.
Income tax provision
Our income tax provision includes the expected benefit of all deferred tax assets, including our net operating loss carryforwards. With few exceptions, our net operating loss carryforwards will expire from 2029 through 2037. After consideration of all evidence, both positive and negative, management has determined that no valuation allowance is required at June 30, 2020 on the Company's U.S. federal or state deferred tax assets. However, a valuation allowance of $0.3 million as of June 30, 2020 has been recorded on deferred tax assets associated with Canadian net operating loss carryforwards. Our income tax provision has been impacted by state taxes, non-deductible expenses, share-based compensation expenses, and foreign tax rates applicable to the Company’s foreign subsidiaries that are higher or lower than the U.S. statutory rate.
Net Income
Net income is determined by subtracting operating and non-operating expenses from revenues.
Segments
Our business is organized around one reportable segment that provides money transmittal services between the United States and Canada to Mexico, Guatemala and other countries in Latin America, Africa and Asia through a network of authorized agents located in various unaffiliated retail establishments and 33 Company-operated stores throughout the U.S. and Canada. This is based on the objectives of the business and how our chief operating decision maker, the CEO and President, monitors operating performance and allocates resources.
Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

Index

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Revenues:
Wire transfer and money order fees, net	$72,793	$70,490	$139,888	$128,941
Foreign exchange gain, net	11,660	11,623	21,214	21,025
Other income	609	562	1,211	1,058
Total revenues	85,062	82,675	162,313	151,024
Operating expenses:
Service charges from agents and banks	56,271	54,622	108,498	100,191
Salaries and benefits	7,069	7,597	14,428	15,194
Other selling, general and administrative expenses	5,155	5,337	10,492	11,061
Depreciation and amortization	2,691	3,155	5,381	6,307
Total operating expenses	71,186	70,711	138,799	132,753

Operating income	13,876	11,964	23,514	18,271

Interest expense	1,633	2,288	3,503	4,358

Income before income taxes	12,243	9,676	20,011	13,913

Income tax provision	3,265	2,602	5,345	3,683

Net income	$8,978	$7,074	$14,666	$10,230

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Revenues
Revenues for the above periods are presented below:

($ in thousands)	Three Months Ended June 30, 2020	% of Revenues	Three Months Ended June 30, 2019	% of Revenues
Revenues:
Wire transfer and money order fees, net	$72,793	85%	$70,490	85%
Foreign exchange gain, net	11,660	14%	11,623	14%
Other income	609	1%	562	1%
Total revenues	$85,062	100%	$82,675	100%
Wire transfer and money order fees, net of $72.8 million for the three months ended June 30, 2020 increased by $2.3 million from $70.5 million for the three months ended June 30, 2019. This increase of $2.3 million was primarily due to a 3% increase in transaction volume compared to the second quarter of 2019, largely due to the continued growth in our agent network, which has increased by 6% from June 2019 to June 2020.
Revenues from foreign exchange gain, net of $11.7 million for the three months ended June 30, 2020 increased by $0.1 million from $11.6 million for the three months ended June 30, 2019. This increase was primarily due to higher transaction volume resulting from growth in our agent network and a higher average amount sent by our customers.

Index
Operating Expenses
Operating expenses for the above periods are presented below:

($ in thousands)	Three Months Ended June 30, 2020	% of Revenues	Three Months Ended June 30, 2019	% of Revenues
Operating expenses:
Service charges from agents and banks	$56,271	66%	$54,622	66%
Salaries and benefits	7,069	8%	7,597	9%
Other selling, general and administrative expenses	5,155	6%	5,337	7%
Depreciation and amortization	2,691	3%	3,155	4%
Total operating expenses	$71,186	83%	$70,711	86%
Service charges from agents and banks — Service charges from agents and banks were $56.3 million, or 66% of revenues, for the three months ended June 30, 2020 compared to $54.6 million, or 66% of revenues, for the three months ended June 30, 2019. The increase of $1.7 million was primarily due to the increase in transaction volume described above.
Salaries and benefits — Salaries and benefits of $7.1 million for the three months ended June 30, 2020 decreased by $0.5 million from $7.6 million for the three months ended June 30, 2019. The decrease of $0.5 million is primarily due to $0.4 million decrease in commission expense for our representatives due to lower than expected transaction volume achieved compared to their individual goals.
Other selling, general and administrative expenses — Other selling, general and administrative expenses of $5.2 million for the three months ended June 30, 2020 decreased by $0.1 million from $5.3 million for the three months ended June 30, 2019. The decrease of $0.1 million is primarily due to $0.6 million decrease in advertising and promotion expenses due to a change in marketing strategy, offset by an increase of $0.3 million in IT related expenses and $0.1 million in other operating expenses during the three months ended June 30, 2020 incurred to sustain our business expansion. In addition, provision for bad debt was approximately $0.3 million for the three months ended June 30, 2020 and $0.2 million for the three months ended June 30, 2019 as write-offs were higher in the second quarter of 2020 resulting from the deterioration of the creditworthiness of a small number of sending agents adversely affected by the COVID-19 pandemic.
Depreciation and amortization — Depreciation and amortization of $2.7 million for the three months ended June 30, 2020 decreased by $0.5 million from $3.2 million for the three months ended June 30, 2019. This decrease is mainly due to $0.6 million less amortization related to our trade name, developed technology and agent relationships during the second quarter of 2020 as these intangibles are being amortized on an accelerated basis, which declines over time. This decrease was partially offset by an increase in depreciation of $0.1 million associated primarily with additional computer equipment to support our growing business and sending agent network.
Non-Operating Expenses
Interest expense — Interest expense of $1.6 million for the three months ended June 30, 2020 decreased by $0.7 million from $2.3 million for the three months ended June 30, 2019. The decrease of $0.7 million was primarily due to a reduction in interest rates paid under the Credit Agreement (as defined below) and lower drawdowns under the revolving credit facility.
Income tax provision — Income tax provision of $3.3 million for the three months ended June 30, 2020 increased by $0.7 million from an income tax provision of $2.6 million for the three months ended June 30, 2019. The increase in the income tax provision was mainly attributable to higher taxable income resulting from higher revenues.
Net Income
We reported net income of $9.0 million for the three months ended June 30, 2020 compared to net income of $7.1 million for the three months ended June 30, 2019, representing an increase of $1.9 million, reflecting the factors discussed above.
Non-GAAP Financial Measures
We use Adjusted Net Income, Adjusted Earnings Per Share and Adjusted EBITDA to evaluate our performance, both internally and as compared with our peers, because these measures exclude certain items that may not be indicative of our core operating results, as well as items that can vary widely among companies within our industry. For example, non-cash compensation costs can be subject to volatility from changes in the market price per share of our common stock or variations in the value and number of shares granted, and

Index
amortization of intangible assets is subject to acquisition activity, which varies from period to period and amortization of intangibles expense is primarily related to the effects of push down accounting resulting from our 2018 merger.
We present these non-GAAP financial measures because we believe they are frequently used by analysts, investors and other interested parties to evaluate companies in our industry. Further, we believe they are helpful in highlighting trends in our operating results by focusing on our core operating results and are useful to evaluate our performance in conjunction with our GAAP financial measures. Adjusted Net Income, Adjusted Earnings Per Share and Adjusted EBITDA are non-GAAP financial measures and should not be considered as an alternative to operating income, net income or earnings per share as a measure of operating performance or cash flows or as a measure of liquidity. Non-GAAP financial measures are not necessarily calculated the same way by different companies and should not be considered a substitute for or superior to GAAP measures.
Adjusted EBITDA is one of the primary metrics used by management to evaluate the financial performance of our business because it excludes, among other things, certain results of decisions that are outside the control of management, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the jurisdictions in which we operate and capital investments.
In particular, Adjusted EBITDA is subject to certain limitations, including the following:
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
We adjust for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA, as well as our other non-GAAP financial measures, only as supplemental information.
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
Adjusted Earnings per Share - Basic and Diluted is calculated by dividing Adjusted Net Income by GAAP weighted-average common shares outstanding (basic and diluted).
Adjusted Net Income for the three months ended June 30, 2020 was $10.8 million, representing an increase of $1.2 million, or 13%, from Adjusted Net Income of $9.6 million for the three months ended June 30, 2019. The increase in Adjusted Net Income was primarily due to the increase in revenues of $2.4 million, offset primarily by an increase in service charges from agents and banks of $1.7 million due to higher transaction volume.

Index
The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted Net Income:

	Three Months Ended June 30,
(in thousands, except for per share data)	2020	2019
Net Income	$8,978	$7,074
Adjusted for:
Share-based compensation, 2018 Plan (a)	686	634
Offering costs (b)	—	386
TCPA settlement (c)	23	—
Other employee severance (d)	—	66
Other charges and expenses (e)	97	59
Amortization of intangibles (f)	1,710	2,312
Income tax benefit related to adjustments (g)	(671)	(930)
Adjusted Net Income	$10,823	$9,601

Adjusted Earnings per Share
Basic and diluted	$0.28	$0.26

Weighted-average common shares outstanding
Basic	38,035,279	37,505,598
Diluted	38,047,792	37,594,151
(a)Stock options and restricted stock were granted to employees and independent directors of the Company. The Company recorded $0.7 million and $0.6 million of expense related to these equity instruments during the three months ended June 30, 2020 and 2019, respectively.
(b)The Company incurred $0.4 million of expenses during the three months ended June 30, 2019 for professional and legal fees in connection with a tender offer for the Company’s warrants.
(c)Represents legal fees for the settlement of a class action lawsuit related to the TCPA.
(d)Represents $0.1 million of severance costs incurred during the three months ended June 30, 2019 related to departmental changes.
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

Adjusted Earnings per Share - Basic and Diluted for the three months ended June 30, 2020 was $0.28, representing an increase of $0.02, or 8% compared to $0.26 for the three months ended June 30, 2019.
The following table presents the reconciliation of GAAP Earnings per Share, our closest GAAP measure, to Adjusted Earnings per Share:

	Three Months Ended June 30,
	2020	2019
GAAP Earnings per Share - Basic and Diluted	$0.24	$0.19
Adjusted for:
Share-based compensation, 2018 Plan	0.02	0.02
Offering costs	—	0.01
TCPA settlement	NM	—
Other employee severance	—	NM
Other charges and expenses	NM	NM
Amortization of intangibles	0.04	0.06
Income tax benefit related to adjustments	(0.02)	(0.02)
Adjusted Earnings per Share - Basic and Diluted	$0.28	$0.26

Index
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
Adjusted EBITDA for the three months ended June 30, 2020 was $17.4 million, representing an increase of $1.1 million, or 7%, from $16.3 million for the three months ended June 30, 2019. The increase in Adjusted EBITDA was primarily due to the increase in revenues of $2.4 million, offset primarily by an increase in service charges from agents and banks of $1.7 million due to an increase in transaction volume.
The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted EBITDA:

	Three Months Ended June 30,
(in thousands)	2020	2019
Net Income	$8,978	$7,074
Adjusted for:
Interest expense	1,633	2,288
Income tax provision	3,265	2,602
Depreciation and amortization	2,691	3,155
EBITDA	16,567	15,119
Share-based compensation, 2018 Plan (a)	686	634
Offering costs (b)	—	386
TCPA settlement (c)	23	—
Other employee severance (d)	—	66
Other charges and expenses (e)	97	59
Adjusted EBITDA	$17,373	$16,264
(a)Stock options and restricted stock were granted to employees and independent directors of the Company. The Company recorded $0.7 million and $0.6 million of expense related to these equity instruments during the three months ended June 30, 2020 and 2019, respectively.
(b)The Company incurred $0.4 million of expenses during the three months ended June 30, 2019 for professional and legal fees in connection with a tender offer for the Company’s warrants.
(c)Represents legal fees for the settlement of a class action lawsuit related to the TCPA.
(d)Represents $0.1 million of severance costs incurred during the three months ended June 30, 2019 related to departmental changes.
(e)Includes loss on disposal of fixed assets and foreign currency (gains) losses.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Revenues
Revenues for the above periods are presented below:

($ in thousands)	Six Months Ended June 30, 2020	% of Revenues	Six Months Ended June 30, 2019	% of Revenues
Revenues:
Wire transfer and money order fees, net	$139,888	86%	$128,941	85%
Foreign exchange gain, net	21,214	13%	21,025	14%
Other income	1,211	1%	1,058	1%
Total revenues	$162,313	100%	$151,024	100%
Wire transfer and money order fees, net of $139.9 million for the six months ended June 30, 2020 increased by $11.0 million from $128.9 million for the six months ended June 30, 2019. This increase of $11.0 million was primarily due to an 11% increase in transaction

Index
volume compared to the six months ended June 30, 2019, largely due to the continued growth in our agent network, which has increased by 6% from June 2019 to June 2020.
Revenues from foreign exchange gain, net of $21.2 million for the six months ended June 30, 2020 increased by $0.2 million from $21.0 million for the six months ended June 30, 2019. This increase was primarily due to higher transaction volume resulting from growth in our agent network and a higher average amount sent by our customers.
Operating Expenses
Operating expenses for the above periods are presented below:

($ in thousands)	Six Months Ended June 30, 2020	% of Revenues	Six Months Ended June 30, 2019	% of Revenues
Operating expenses:
Service charges from agents and banks	$108,498	67%	$100,191	66%
Salaries and benefits	14,428	9%	15,194	10%
Other selling, general and administrative expenses	10,492	6%	11,061	7%
Depreciation and amortization	5,381	3%	6,307	4%
Total operating expenses	$138,799	86%	$132,753	88%
Service charges from agents and banks — Service charges from agents and banks were $108.5 million, or 67% of revenues, for the six months ended June 30, 2020 compared to $100.2 million, or 66% of revenues, for the six months ended June 30, 2019. The increase of $8.3 million was primarily due to the increase in transaction volume described above.
Salaries and benefits — Salaries and benefits of $14.4 million for the six months ended June 30, 2020 decreased by $0.8 million from $15.2 million for the six months ended June 30, 2019. The decrease of $0.8 million is primarily due to a $0.8 million decrease in commission expense for our representatives due to lower than expected transaction volume achieved compared to their individual goals.
Other selling, general and administrative expenses — Other selling, general and administrative expenses of $10.5 million for the six months ended June 30, 2020 decreased by $0.6 million from $11.1 million for the six months ended June 30, 2019. The decrease of $0.6 million is primarily due to $0.5 million of legal and other professional expenses during the six months ending June 30, 2019 related to fees associated with the Company’s SEC filings, including a tender offer for warrants that did not reoccur in 2020, as well as a $0.5 million decrease in advertising and promotion expenses due to a change in marketing strategy and $0.5 million decrease in travel expenses due to reduced travel of our employees during the COVID-19 pandemic. This decrease was offset by an increase of $0.5 million in IT related expenses during the six months ended June 30, 2020 incurred to sustain our business expansion. In addition, provision for bad debt was approximately $1.1 million for the six months ended June 30, 2020 and $0.6 million for the six months ended June 30, 2019 as write-offs were higher in the six months ended June 30, 2020 resulting primarily from the deterioration of the creditworthiness of a small number of sending agents during the first quarter impacted by events other than the COVID-19 pandemic.
Depreciation and amortization — Depreciation and amortization of $5.4 million for the six months ended June 30, 2020 decreased by $0.9 million from $6.3 million for the six months ended June 30, 2019. This decrease is mainly due to $1.2 million less amortization related to our trade name, developed technology and agent relationships during the six months ended June 30, 2020 as these intangibles are being amortized on an accelerated basis, which declines over time. This decrease was partially offset by an increase in depreciation of $0.3 million associated primarily with additional computer equipment to support our growing business and sending agent network.
Non-Operating Expenses
Interest expense — Interest expense was $3.5 million for the six months ended June 30, 2020, representing a decrease of $0.9 million from $4.4 million for the six months ended June 30, 2019. The decrease of $0.9 million was primarily due to a reduction in interest rates paid under the Credit Agreement (as defined below) and lower drawdowns under the revolving credit facility.
Income tax provision — Income tax provision was $5.3 million for the six months ended June 30, 2020, representing an increase of $1.6 million from an income tax provision of $3.7 million for the six months ended June 30, 2019. This increase was mainly attributable to higher taxable income primarily as a result of higher revenues.

Index
Net Income
We reported net income of $14.7 million for the six months ended June 30, 2020 compared to net income of $10.2 million for the six months ended June 30, 2019, representing an increase of $4.5 million, reflecting the same factors discussed above.
Non-GAAP Financial Measures
Adjusted Net Income and Adjusted Earnings per Share
Adjusted Net Income (previously defined and used as described above) for the six months ended June 30, 2020 was $18.4 million, representing an increase of $3.0 million or 19% from Adjusted Net Income of $15.4 million for the six months ended June 30, 2019. The increase in Adjusted Net Income was primarily due to the increase in revenues of $11.3 million, offset primarily by an increase in service charges from agents and banks of $8.3 million due to higher transaction volume.
The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted Net Income:

	Six Months Ended June 30,
(in thousands, except for per share data)	2020	2019
Net Income	$14,666	$10,230
Adjusted for:
Share-based compensation, 2018 Plan (a)	1,408	1,260
Offering costs (b)	—	899
TCPA settlement (c)	46	—
Other employee severance (d)	—	172
Other charges and expenses (e)	244	119
Amortization of intangibles (f)	3,421	4,624
Income tax benefit related to adjustments (g)	(1,366)	(1,872)
Adjusted Net Income	$18,419	$15,432

Adjusted Earnings per Share
Basic and diluted	$0.48	$0.42

Weighted-average common shares outstanding
Basic	38,035,146	36,847,845
Diluted	38,043,233	36,898,462
(a)Stock options and restricted stock were granted to employees and independent directors of the Company. The Company recorded $1.4 million and $1.3 million of expense related to these equity instruments during the six months ended June 30, 2020 and 2019, respectively.
(b)The Company incurred $0.9 million of expenses during the six months ended June 30, 2019 for professional and legal fees in connection with a tender offer for the Company’s warrants.
(c)Represents legal fees for the settlement of a class action lawsuit related to the TCPA.
(d)Represents $0.2 million of severance costs incurred during the six months ended June 30, 2019 related to departmental changes.
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

Index
Adjusted Earnings per Share - Basic and Diluted (previously defined and used as described above) for the six months ended June 30, 2020 was $0.48, representing an increase of $0.06 or 14% compared to $0.42 for the six months ended June 30, 2019.
The following table presents the reconciliation of GAAP Earnings per Share, our closest GAAP measure, to Adjusted Earnings per Share:

	Six Months Ended June 30,
	2020	2019
GAAP Earnings per Share - Basic and Diluted	$0.39	$0.28
Adjusted for:
Share-based compensation, 2018 Plan	0.04	0.03
Offering costs	—	0.02
TCPA settlement	NM	—
Other employee severance	—	NM
Other charges and expenses	0.01	NM
Amortization of intangibles	0.09	0.13
Income tax benefit related to adjustments	(0.04)	(0.05)
Adjusted Earnings per Share - Basic and Diluted	$0.48	$0.42

NM - Per share amounts are not meaningful.
The table above may contain slight summation differences due to rounding.
Adjusted EBITDA
Adjusted EBITDA (previously defined and used as described above) for the six months ended June 30, 2020 was $30.6 million, representing an increase of $3.6 million or 13% from $27.0 million for the six months ended June 30, 2019. The increase in Adjusted EBITDA was primarily due to the increase in revenues of $11.3 million, offset primarily by an increase in service charges from agents and banks of $8.3 million due to an increase in transaction volume.
The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted EBITDA:

	Six Months Ended June 30,
(in thousands)	2020	2019
Net Income	$14,666	$10,230
Adjusted for:
Interest expense	3,503	4,358
Income tax provision	5,345	3,683
Depreciation and amortization	5,381	6,307
EBITDA	28,895	24,578
Share-based compensation, 2018 Plan (a)	1,408	1,260
Offering costs (b)	—	899
TCPA settlement (c)	46	—
Other employee severance (d)	—	172
Other charges and expenses (e)	244	119
Adjusted EBITDA	$30,593	$27,028
(a)Stock options and restricted stock were granted to employees and independent directors of the Company. The Company recorded $1.4 million and $1.3 million of expense related to these equity instruments during the six months ended June 30, 2020 and 2019, respectively.
(b)The Company incurred $0.9 million of expenses during the six months ended June 30, 2019 for professional and legal fees in connection with a tender offer for the Company’s warrants.
(c)Represents legal fees for the settlement of a class action lawsuit related to the TCPA.
(d)Represents $0.2 million of severance costs incurred during the six months ended June 30, 2019 related to departmental changes.
(e)Includes loss on disposal of fixed assets and foreign currency (gains) losses.

Index
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
Our principal sources of liquidity are our cash generated by operating activities supplemented with borrowings under our revolving credit facility. Our primary cash needs are for day to day operations, to pay interest and principal on our indebtedness, to fund working capital requirements and to make capital expenditures.
Notwithstanding the recent effects of the COVID-19 pandemic in the U.S. economy, we still expect to continue funding our liquidity requirements through internally generated funds, supplemented in the ordinary course, with borrowings under our revolving credit facility. While our operating cash flows may be affected by the economic conditions resulting from the pandemic, we maintain a strong cash balance position and have access to committed funding sources, which we have used only on a limited and ordinary course basis during the six months ended June 30, 2020. Therefore, we believe that our projected cash flows generated from operations, together with borrowings under our revolving credit facility are sufficient to fund our principal debt payments, interest expense, our working capital needs and our expected capital expenditures for at least the next twelve months. We will, however, continue to evaluate the nature and extent of these potential impacts to our business and liquidity and capital resources and take action, as necessary, to preserve adequate liquidity, such as limiting discretionary spending and re-prioritizing our capital projects, to ensure that our business can continue to operate during these uncertain times.
The Company and certain of its domestic subsidiaries as borrowers maintain a financing agreement (as amended, the “Credit Agreement”) with a group of banking institutions. The Credit Agreement provides for a $35.0 million revolving credit facility, a $90.0 million term loan facility and up to a $30.0 million incremental facility, of which $12.0 million was primarily used to pay for the cash portion of the tender offer to purchase warrants during the second quarter of 2019 (the “Offer”). The Credit Agreement also provides for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The maturity date of the Credit Agreement is November 7, 2023.
Interest on the term loan and revolving credit facilities of the Credit Agreement is determined by reference to either LIBOR or a “base rate”, in each case plus an applicable margin of 4.50% per annum for LIBOR loans or 3.50% per annum for base rate loans. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum. The effective interest rates for the six months ended June 30, 2020 for the term loan and revolving credit facility were 6.23% and 1.09%, respectively.
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
As of June 30, 2020, we were in compliance with the covenants of the Credit Agreement.
As of June 30, 2020, we had total indebtedness of $93.2 million, consisting of borrowings under the term loan facility, excluding debt origination costs of $2.1 million. There were $53.0 million of additional borrowings available under these facilities as of June 30, 2020.
On April 20, 2020, the Company received funds under the Paycheck Protection Program (the “Program”) in the amount of $3.5 million. Although the Company believes that it met all eligibility criteria for a loan under the Program at the time of its application, subsequent to receiving the funds, the Small Business Administration (“SBA”), in consultation with the Department of the Treasury (“Treasury”), provided additional guidance to address public, borrower and lender questions concerning the eligibility criteria under the Program. Based on this guidance provided by the SBA and Treasury, the Company returned the funds received under the Program on April 29, 2020.
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

Index
business, financial condition and results of operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2020	2019
Statement of Cash Flows Data:
Net cash provided by operating activities	$21,473	$32,086
Net cash used in investing activities	(1,591)	(2,663)
Net cash (used in) provided by financing activities	(3,830)	4,327
Effect of exchange rate changes on cash	(184)	105
Net increase in cash	15,868	33,855

Cash, beginning of period	86,117	73,029
Cash, end of period	$101,985	$106,884
Operating Activities
Net cash provided by operating activities was $21.5 million for the six months ended June 30, 2020, representing a decrease of $10.6 million from net cash provided by operating activities of $32.1 million for the six months ended June 30, 2019. The decrease is a result of $14.8 million for changes in working capital, which may vary due to timing of transmittal orders and payments, offset by additional cash generated by our operating results for the six months ended June 30, 2020, which benefited from further growth of the business.
Investing Activities
Net cash used in investing activities was $1.6 million for the six months ended June 30, 2020, representing a decrease of $1.1 million from net cash used in investing activities of $2.7 million for the six months ended June 30, 2019. This decrease in cash used was primarily due to lower purchases of property and equipment and no acquisitions of agent locations during the six months ended June 30, 2020.
Financing Activities
Net cash used in financing activities was $3.8 million for the six months ended June 30, 2020, which consisted of scheduled quarterly repayments due on the term loan.
Net cash provided by financing activities was $4.3 million for the six months ended June 30, 2019, which consisted of $12.0 million in borrowings under the Credit Agreement and $5.0 million in additional revolving credit line borrowings offset by $10.0 million related to payments made in connection with the Offer, $2.4 million in quarterly payments due on the term loan, as well as the payment of debt origination costs associated with the Increase Joinder.
Contractual Obligations
The following table includes aggregated information about contractual obligations that affect our liquidity and capital needs. At June 30, 2020, our contractual obligations over the next several periods were as follows:

(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Debt, principal payments	$93,214	$7,661	$19,153	$66,400	$—
Interest payments	13,145	4,392	7,584	1,169	—
Non-cancelable operating leases	5,537	1,477	2,199	1,596	265
Total	$111,896	$13,530	$28,936	$69,165	$265
Our condensed consolidated balance sheet reflects $91.1 million of debt as of June 30, 2020, as the principal payment obligations of $93.2 million are gross of unamortized debt origination costs. The above table reflects the principal and interest of the revolver and term loan under the Credit Agreement that will be paid through the maturity of the debt using the rates in effect on June 30, 2020 and assuming no voluntary prepayments of principal.

Index
Non-cancelable operating leases include various office leases, including our office headquarters.
Off-Balance Sheet Arrangements
We are not a party to any material off-balance sheet arrangements, such as guarantee contracts, retained or contingent interests, certain derivative instruments and variable interest entities that either have, or are reasonably likely to have, a current or future material effect on our condensed consolidated financial statements.
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

Index
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
We manage foreign currency risk through the structure of the business and an active risk management process. We currently settle with our payers in Latin America primarily by entering into foreign exchange spot transactions with local and foreign currency providers (“counterparties”). The foreign currency exposure on our foreign exchange spot transactions is limited by the fact that all transactions are settled within two business days from trade date. Foreign currency fluctuations, however, may negatively affect our average exchange gain per transaction.
In addition, included in wire transfer and money orders payable in our condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, there are $3.5 million and $9.9 million, respectively, of wires payable denominated primarily in Mexican pesos and Guatemalan quetzales.
We are also exposed to changes in currency rates as a result of our investments in foreign operations and revenues generated in currencies other than the U.S. dollar. Revenues and profits generated by international operations will increase or decrease because of changes in foreign currency exchange rates. This foreign currency risk is related primarily to our operations in Mexico and Guatemala. Revenues from our foreign subsidiaries represent less than 3% of our consolidated revenues for the three and six months ended June 30, 2020 and 2019, respectively. Therefore, a 10% increase or decrease in these currency rates against the U.S. Dollar would result in a minimal change to our overall operating results.
The spot exchange rates as of June 30, 2020 and December 31, 2019 were 23.11 and 18.86 for the Mexican peso/dollar, respectively, 7.69 and 7.69 for the Guatemalan quetzal/dollar, respectively, and 1.37 and 1.31 for the Canadian dollar/U.S. dollar, respectively. The average exchange rates for the six months ended June 30, 2020 and 2019 were 21.64 and 19.15 for the Mexican peso/dollar and 7.68 and 7.69 for the Guatemalan quetzal/dollar, respectively. The average exchange rates for the Canadian dollar/U.S. dollar for the six months ended June 30, 2020 was 1.36; we commenced operations in Canada during the third quarter of 2019, therefore, information prior to this period has not been presented. Long-term sustained appreciation of the Mexican peso or Guatemalan quetzal as compared to the U.S. dollar could negatively affect our margins.
Beginning in March 2020, we have experienced increased volatility in the Mexican peso/dollar rates related to economic effects of the COVID-19 pandemic, as well as actions taken by governments and central banks in response to the pandemic. We continue to expect an increase in volatility in foreign exchange rates and depreciation against the U.S. dollar, especially for the Mexican peso, during 2020. We cannot, however, reasonably estimate the duration or extent of that volatility.
Interest Rate Risk
Interest on the term loan and revolving credit facility under the Credit Agreement is determined by reference to either LIBOR or a “base rate”, in each case, plus an applicable margin of 4.50% per annum for LIBOR loans or 3.50% per annum for base rate loans. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum. Because interest expense is subject to fluctuation, if interest rates increase, our debt service obligations on such variable rate indebtedness would increase even though the amount borrowed remained the same. Accordingly, an increase in interest rates would adversely affect our profitability. Due to the economic effects of the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond yield falling below 1.00% on March 3, 2020 and averaging 0.68% for the three months ended June 30, 2020, and the 30-day LIBOR rate decreasing to 0.16% as of June 30, 2020, favorably affecting interest expense on the variable-rate portion of our debt during the three months ended June 30, 2020. We cannot predict, however, whether or for how long interest rates will remain at these low levels.
As of June 30, 2020, we had $93.2 million in outstanding borrowings under the term loan. A hypothetical 1% increase or decrease in the interest rate on our indebtedness as of June 30, 2020 would have increased or decreased cash interest expense on our term loan by approximately $0.9 million per annum.
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
We are also exposed to credit risk related to receivable balances from sending agents. We perform a credit review before each agent signing and conduct ongoing analyses of sending agents and certain other parties we transact with directly. As of June 30, 2020, we also had $1.5 million outstanding of notes receivable from sending agents. Most of the notes are collateralized by personal guarantees from

Index
the sending agents and by assets from their businesses. Due to the COVID-19 pandemic, it is possible we could be adversely affected by credit losses, such as those related to our outstanding notes receivables from sending agents. At the date of this report, however, we are not aware of any significant exposure and are continuing to monitor our credit risk.
Our provision for bad debt was approximately $1.1 million for the six months ended June 30, 2020 (0.7% of total revenues) and $0.6 million for the six months ended June 30, 2019 (0.4% of total revenues) as write-offs were higher in the six months ended June 30, 2020, resulting primarily from the deterioration of the creditworthiness of a small number of sending agents during the first quarter adversely affected by events other than the COVID-19 pandemic.

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
As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, as of June 30, 2020.
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
Reference is made to Note 13 – Commitments and Contingencies in the Unaudited Condensed Consolidated Financial Statements of International Money Express, Inc. contained elsewhere in this Quarterly Report on Form 10–Q for information regarding certain legal proceedings to which we are a party, which information is incorporated by reference herein.
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
A public health epidemic or pandemic, such as the COVID-19 pandemic, can have a material adverse effect on the demand for our money remittance services to the extent it impacts the markets in which we operate, and poses the risk that we or our employees, network of agents and consumers and their beneficiaries may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns requested or mandated by governmental authorities, or that such epidemic may otherwise interrupt or impair business activities. In the first six months of 2020 we have been subject, on a limited basis, to such shutdowns. We have adjusted standard operating procedures within our business operations to ensure the continued safety of our workers, are taking further actions to mitigate the impact of the pandemic on our business, and are continually monitoring evolving health guidelines, as well as market conditions, and responding to changes as appropriate. Despite these efforts, the COVID-19 pandemic continues to pose the risk that we or our employees, sending and paying agents, as well as consumers and their beneficiaries, may be prevented from conducting business activities, partially or completely, for an indefinite period of time, including due to shutdowns requested or mandated by governmental authorities or imposed by our management, or that the pandemic may otherwise interrupt or impair business activities.
Adjustments to our operating procedures as a result of the COVID-19 pandemic only had a limited effect on the Company’s financial condition, results of operations and cash flows for the three and six months ended June 30, 2020, however, we will continue to monitor this evolving pandemic and its potential effects on the Company’s operations. The Company and our sending agents are considered essential businesses under current federal guidance, however, the Company’s business is dependent upon the willingness and ability of its employees, network of agents and consumers to conduct money transfer services and the ultimate effects of the economic disruption caused by the pandemic and responses thereto. Although the Company’s operations continued effectively in the first six months of 2020 despite store closures, social distancing and other measures taken in response to the pandemic, the ultimate impact of the COVID-19 pandemic on our results of operations and financial condition is dependent on future developments, including the duration of the pandemic and the related extent of its severity, as well as its impact on the economic conditions, particularly the level of unemployment of our customers, which remain uncertain and cannot be predicted at this time. If the global response to contain the COVID-19 pandemic escalates further or is unsuccessful, or if governmental decisions to ease pandemic related restrictions are ineffective, premature or counterproductive, the Company could experience a material adverse effect on the Company's financial condition, results of operations and cash flows.

Index
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

Index
ITEM 6. EXHIBITS

Exhibit No.	Document

10.1†	International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 15, 2020).

10.2†	International Money Express, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 15, 2020).

10.3*†	Form of Non-Qualified Stock Option Agreement pursuant to the International Money Express, Inc. 2020 Omnibus Equity Compensation Plan.

10.4*†	Form of RSU Agreement (Non-Employee Directors) pursuant to the International Money Express, Inc. 2020 Omnibus Equity Compensation Plan.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Chief Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Chief Financial Officer

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included with the Exhibit 101 attachments).

†Management contract or compensatory plan or arrangement.
*Filed herewith.

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2020

International Money Express, Inc.

By:	/s/ Robert Lisy
Robert Lisy
Chief Executive Officer and President

Date: August 6, 2020

International Money Express, Inc.

By:	/s/ Tony Lauro II
Tony Lauro II
Chief Financial Officer