Form 10-Q
period 2020-09-30
International Money Express, Inc.
filed 2020-11-06
CIK 1683695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020 OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒
As of October 30, 2020, there were 38,072,882 shares of the registrant’s common stock, $0.0001 par value per share, outstanding. The registrant has no other class of common stock outstanding.

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
◦international political factors or implementation of tariffs, border taxes or restrictions on remittances or transfers of money out of the United States and Canada;
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

Index
PART 1 – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	September 30, 2020	December 31, 2019
ASSETS	(unaudited)
Current assets:
Cash	$109,067	$86,117
Accounts receivable, net of allowance of $1,243 and $759, respectively	59,962	39,754
Prepaid wires, net	8,983	18,201
Prepaid expenses and other current assets	2,685	4,155
Total current assets	180,697	148,227

Property and equipment, net	12,770	13,282
Goodwill	36,260	36,260
Intangible assets, net	22,168	27,381
Deferred tax asset, net	—	741
Other assets	2,328	1,415
Total assets	$254,223	$227,306

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt, net	$7,044	$7,044
Accounts payable	9,890	13,401
Wire transfers and money orders payable, net	48,189	40,197
Accrued and other liabilities	24,086	23,074
Total current liabilities	89,209	83,716
Long-term liabilities:
Debt, net	82,340	87,623
Deferred tax liabilities, net	571	—
Total long-term liabilities	82,911	87,623

Commitments and contingencies, see Note 13

Stockholders' equity:
Common stock $0.0001 par value; 230,000,000 shares authorized, 38,059,737 and 38,034,389 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.	4	4
Additional paid-in capital	56,793	54,694
Retained earnings	25,340	1,176
Accumulated other comprehensive (loss) income	(34)	93
Total stockholders' equity	82,103	55,967
Total liabilities and stockholders' equity	$254,223	$227,306

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(in thousands, except for share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Wire transfer and money order fees, net	$82,646	$72,468	$222,534	$201,410
Foreign exchange gain, net	12,296	12,272	33,510	33,297
Other income	652	594	1,863	1,652
Total revenues	95,594	85,334	257,907	236,359

Operating expenses:
Service charges from agents and banks	63,904	56,319	172,403	156,510
Salaries and benefits	8,084	7,612	22,512	22,806
Other selling, general and administrative expenses	6,336	9,788	16,827	20,850
Depreciation and amortization	2,698	3,179	8,079	9,486
Total operating expenses	81,022	76,898	219,821	209,652

Operating income	14,572	8,436	38,086	26,707

Interest expense	1,530	2,145	5,033	6,503

Income before income taxes	13,042	6,291	33,053	20,204

Income tax provision	3,544	2,253	8,889	5,936

Net income	9,498	4,038	24,164	14,268

Other comprehensive income (loss)	14	(9)	(127)	34

Comprehensive income	$9,512	$4,029	$24,037	$14,302

Earnings per common share:
Basic	$0.25	$0.11	$0.64	$0.38
Diluted	$0.25	$0.11	$0.63	$0.38

Weighted-average common shares outstanding:
Basic	38,050,610	37,984,316	38,040,339	37,230,831
Diluted	38,652,707	38,286,702	38,246,429	37,365,371

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except for share data, unaudited)

	Three Months Ended
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance, June 30, 2020	38,035,279	$4	$56,098	$15,842	$(48)	$71,896
Net income	—	—	—	9,498	—	9,498
Issuance of common stock:
Exercise of stock options	10,607	—	(106)	—	—	(106)
Restricted stock units	13,851	—	—	—	—	—
Share-based compensation	—	—	801	—	—	801
Adjustment from foreign currency translation, net	—	—	—	—	14	14
Balance, September 30, 2020	38,059,737	$4	$56,793	$25,340	$(34)	$82,103

	Three Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance, June 30, 2019	37,982,848	$4	$53,118	$(8,203)	$41	$44,960
Net income	—	—	—	4,038	—	4,038
Issuance of common stock:
Exercise of stock options	1,583	—	(4)	—	—	(4)
Restricted stock units	21,192	—	—	—	—	—
Share-based compensation	—	—	634	—	—	634
Adjustment from foreign currency translation, net	—	—	—	—	(9)	(9)
Balance, September 30, 2019	38,005,623	$4	$53,748	$(4,165)	$32	$49,619

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except for share data, unaudited)

	Nine Months Ended
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2019	38,034,389	$4	$54,694	$1,176	$93	$55,967
Net income	—	—	—	24,164	—	24,164
Issuance of common stock:
Exercise of stock options	11,497	—	(110)	—	—	(110)
Restricted stock units	13,851	—	—	—	—	—
Share-based compensation	—	—	2,209	—	—	2,209
Adjustment from foreign currency translation, net	—	—	—	—	(127)	(127)
Balance, September 30, 2020	38,059,737	$4	$56,793	$25,340	$(34)	$82,103

	Nine Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2018	36,182,783	$4	$61,889	$(17,418)	$(2)	$44,473
Adoption of revenue recognition accounting pronouncement	—	—	—	(1,015)	—	(1,015)
Warrant exchange	1,800,065	—	(10,031)	—	—	(10,031)
Net income	—	—	—	14,268	—	14,268
Issuance of common stock:
Exercise of stock options	1,583	—	(4)	—	—	(4)
Restricted stock units	21,192	—	—	—	—	—
Share-based compensation	—	—	1,894	—	—	1,894
Adjustment from foreign currency translation, net	—	—	—	—	34	34
Balance, September 30, 2019	38,005,623	$4	$53,748	$(4,165)	$32	$49,619

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$24,164	$14,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,079	9,486
Share-based compensation	2,209	1,894
Provision for bad debt	1,421	1,171
Debt origination costs amortization	564	546
Deferred income tax provision, net	1,312	572
Loss on disposal of property and equipment	336	182
Total adjustments	13,921	13,851
Changes in operating assets and liabilities:
Accounts receivable	(21,694)	(19,224)
Prepaid wires, net	7,773	17,259
Prepaid expenses and other assets	433	933
Wire transfers and money orders payable, net	9,465	21,047
Accounts payable and accrued and other liabilities	(2,465)	9,013
Net cash provided by operating activities	31,597	57,147

Cash flows from investing activities:
Purchases of property and equipment	(2,770)	(3,817)
Acquisition of agent locations	—	(250)
Net cash used in investing activities	(2,770)	(4,067)

Cash flows from financing activities:
Borrowings under term loan	—	12,000
Repayments of term loan	(5,746)	(3,679)
Repayments under revolving loan, net	—	(30,000)
Debt origination costs	—	(240)
Proceeds from exercise of options	20	—
Cash paid in warrant exchange	—	(10,031)
Net cash used in financing activities	(5,726)	(31,950)

Effect of exchange rate changes on cash	(151)	30

Net increase in cash	22,950	21,160

Cash, beginning of period	86,117	73,029

Cash, end of period	$109,067	$94,189

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands, unaudited)

	Nine Months Ended September 30,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,475	$5,780
Cash paid for income taxes	$7,323	$2,550

Supplemental disclosure of non-cash investing activity:
Agent business acquired in exchange for receivables	$—	$85

Supplemental disclosure of non-cash financing activity:
Issuance of common stock for cashless exercise of options	$130	$4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 – BUSINESS AND ACCOUNTING POLICIES
International Money Express, Inc. (the “Company” or “us” or “we”) operates as a money transmitter between the United States of America (“U.S.”) and Canada to Mexico, Guatemala and other countries in Latin America, Africa and Asia through a network of authorized agents located in various unaffiliated retail establishments and 34 Company-operated stores throughout the U.S. and Canada.
The condensed consolidated financial statements of the Company include Intermex Holdings, Inc., its wholly-owned indirect subsidiary, Intermex Wire Transfer, LLC (“LLC”), Intermex Wire Transfers de Guatemala, S.A. (“Intermex Guatemala”) - 99.8% owned by LLC, Intermex Wire Transfer de Mexico, S.A. and Intermex Transfers de Mexico, S.A. (“Intermex Mexico”) - 98% owned by LLC, Intermex Wire Transfer Corp. - 100% owned by LLC, Intermex Wire Transfer II, LLC - 100% owned by LLC and Canada International Transfers Corp. - 100% owned by LLC. Non-controlling interest in the results of operations of consolidated subsidiaries represents the minority stockholders’ share of the profit or loss of Intermex Mexico and Intermex Guatemala. The non-controlling interest asset and non-controlling interest in the portion of the profit or loss from operations of these subsidiaries were not recorded by the Company as they are considered immaterial.
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
Risks and Uncertainties
On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of the outbreak of a new strain of coronavirus (“COVID-19”) and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally and national, state and local governments in the jurisdictions where we operate and serve our customers imposed emergency restrictions to mitigate the spread of the virus.
Starting in March 2020, governmental authorities took measures that restricted the normal course of operations of businesses and consumers. Although those restrictions were in place for most of the second and third quarter and affected the Company, sending and paying agents as well as consumers and their beneficiaries, those measures did not have a material adverse effect on the Company’s financial condition, results of operations and cash flows for the three and nine month periods ended September 30, 2020.
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
The FASB issued guidance, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (“IBORs”) and, particularly, the risk of cessation of the LIBOR, regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. This accounting standards update provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. This new guidance may be adopted by the Company no later than December 1, 2022, with early adoption permitted. The potential adoption of this guidance is not expected to have a material impact on the condensed consolidated financial statements.
NOTE 2 – REVENUES
The Company recognized revenues from contracts with customers for the three and nine months ended September 30, 2020 and 2019, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Wire transfer and money order fees	$82,890	$72,710	$223,171	$202,202
Discounts and promotions	(244)	(242)	(637)	(792)
Wire transfer and money order fees, net	82,646	72,468	222,534	201,410
Foreign exchange gain, net	12,296	12,272	33,510	33,297
Other income	652	594	1,863	1,652
Total revenues	$95,594	$85,334	$257,907	$236,359

There are no significant initial costs incurred to obtain contracts with customers, although the Company has a loyalty program under which customers earn one point for each wire transfer completed. Points can be redeemed for a discounted wire transaction fee or higher foreign exchange rate. The discounts vary by country, and the earned points expire if the customer has not initiated and completed an eligible wire transfer transaction within the immediately preceding 180 day period. In addition, earned points will expire 30 days after the end of the program. Therefore, because the loyalty program benefits represent a future performance obligation, a portion of the initial consideration is recorded as deferred revenue (see Note 7) and a corresponding loyalty program expense is recorded as contra revenue. Revenue from this performance obligation is recognized upon customers redeeming points or upon expiration of any points outstanding.
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
NOTE 3 – ACCOUNTS RECEIVABLE, NET OF ALLOWANCE
Accounts receivable represent outstanding balances from sending agents for pending wire transfers or money orders from our customers. The outstanding balance consists of the following (in thousands):

	September 30, 2020	December 31, 2019
Accounts receivable	$61,205	$40,513
Allowance for credit losses	(1,243)	(759)
Accounts receivable, net	$59,962	$39,754

The changes in the allowance for credit losses related to accounts receivable and notes receivable are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$1,350	$1,236	$1,236	$1,290
Provision	320	619	1,421	1,171
Charge-offs	(120)	(589)	(1,338)	(1,317)
Recoveries	154	45	385	167
Ending Balance	$1,704	$1,311	$1,704	$1,311

The allowance for credit losses allocated by financial instrument category is as follows (in thousands):

	September 30, 2020	December 31, 2019
Accounts receivable	$1,243	$759
Notes receivable (1)	461	477
Allowance for credit losses	$1,704	$1,236
(1) This allowance relates to $1.3 million in notes receivable from sending agents as of both September 30, 2020 and December 31, 2019. The current portion of these notes amounted to $1.1 million and $1.0 million as of September 30, 2020 and December 31, 2019, respectively. The net current portion is included in prepaid expenses and other current assets (see Note 4) and the net long-term portion is included in other assets in the condensed consolidated balance sheets.

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Prepaid insurance	$431	$404
Prepaid fees	682	1,211
Notes receivable, net of allowance	705	648
Prepaid taxes	130	1,025
Other prepaid expenses and current assets	737	867
	$2,685	$4,155

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS
Intangible assets on the condensed consolidated balance sheets of the Company consist of goodwill, agent relationships, trade name, developed technology and other intangible assets. Agent relationships, trade name and developed technology are all amortized over 15 years using an accelerated method that correlates with the projected realization of the benefit. The agent relationships intangible represents the network of independent sending agents; trade name refers to the Intermex name, branded on all agent locations and well recognized in the market; and developed technology includes the state-of-the-art system that the Company has continued to develop and improve upon over the past 20 years. Other intangible assets primarily relate to the acquisition of Company-operated stores, which are amortized on a straight line basis over 10 years. The determination of our intangible fair values includes several assumptions that are subject to various

Index

risks and uncertainties. Management believes it has made reasonable estimates and judgments concerning these risks and uncertainties. See below for further discussion on impairment.
The following table presents the changes in goodwill and intangible assets (in thousands):

	Goodwill	Intangibles
Balance at December 31, 2019	$36,260	$27,381
Amortization expense	—	(5,213)
Balance at September 30, 2020	$36,260	$22,168
Amortization expense related to intangible assets for the next five years and thereafter is as follows (in thousands):

2020	$1,738
2021	5,161
2022	3,997
2023	2,989
2024	2,270
Thereafter	6,013
$22,168

Due to the COVID-19 pandemic that has resulted in a deterioration in macro-economic conditions and increased stock market volatility, the Company performed a qualitative assessment of goodwill during both the second and third quarter of 2020 to determine whether a quantitative test was necessary. Although our fair value measurements include some significant inputs, such as the Company’s forecasted revenues and assumed turnover of agent locations, that may have or will be affected by the pandemic, we believe that as of September 30, 2020, the effects of the pandemic have not had a material negative effect on the Company’s financial condition, results of operations and cash flows. As a result, there are currently no indicators that the fair value of the Company’s goodwill is below its carrying amount based on our qualitative assessment. Therefore, we determined that a quantitative test was not necessary as of September 30, 2020.
For our finite-lived intangibles, we also assessed during both the second and third quarter of 2020 whether there were events or changes in circumstances that indicated that the carrying amounts of our intangible assets may not be recoverable. Similar to our goodwill assessment above, we believe that as of September 30, 2020, the effects of the COVID-19 pandemic have not had a material negative effect on the company’s financial condition, results of operations and cash flows. As a result, there are currently no indicators that could require an impairment test. Therefore, we determined that the carrying amounts of our intangibles are recoverable as of September 30, 2020.
We will continue to monitor this evolving pandemic to determine the need, if any, to further evaluate for impairment our goodwill and intangible assets.
NOTE 6 – WIRE TRANSFERS AND MONEY ORDERS PAYABLE, NET
Wire transfers and money orders payable, net consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Wire transfers payable, net	$18,995	$16,058
Customer voided wires payable	13,888	10,937
Money orders payable	15,306	13,202
	$48,189	$40,197
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

Index
NOTE 7 – ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Commissions payable to sending agents	$11,866	$10,124
Accrued legal settlement (see Note 13)	2,925	3,250
Accrued salaries and benefits	2,413	2,374
Accrued bank charges	1,158	976
Accrued interest	12	17
Accrued legal fees	343	120
Accrued other professional fees	848	655
Accrued taxes	866	2,345
Deferred revenue loyalty program	2,602	2,495
Other	1,053	718
	$24,086	$23,074

The following table shows the changes in the deferred revenue loyalty program liability (in thousands):

Balance, December 31, 2019	$2,495
Revenue deferred during the period	535
Revenue recognized during the period	(428)
Balance, September 30, 2020	$2,602

NOTE 8 – DEBT
Debt consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Term loan	$91,298	$97,044
Less: Current portion of long-term debt (1)	(7,044)	(7,044)
Less: Debt origination costs	(1,914)	(2,377)
	$82,340	$87,623
(1)Current portion of long-term debt is net of debt origination costs of approximately $0.6 million both at September 30, 2020 and December 31, 2019.
The Company and certain of its domestic subsidiaries as borrowers (the “Loan Parties”) have a financing agreement (as amended, the “Credit Agreement”) with a group of banking institutions. The Credit Agreement provides for a $35 million revolving credit facility, a $90 million term loan facility and an up to $30 million incremental facility of which $12 million was utilized in the second quarter of 2019. The Credit Agreement also provides for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The maturity date of the Credit Agreement is November 7, 2023. As of September 30, 2020 and December 31, 2019, there were no outstanding amounts drawn on the revolving credit facility.
Interest on the term loan facility and revolving credit facility under the Credit Agreement is determined by reference to either LIBOR or a “base rate”, in each case plus an applicable margin of 4.50% per annum for LIBOR loans or 3.50% per annum for base rate loans. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum. The effective interest rates for the nine months ended September 30, 2020 for the term loan facility and revolving credit facility were 5.93% and 0.99%, respectively.
The principal amount of the term loan facility under the Credit Agreement must be repaid in consecutive quarterly installments of 5.0% in year 1, 7.5% in years 2 and 3, and 10.0% in years 4 and 5, in each case on the last day of each quarter, which commenced in March 2019 with a final payment at maturity. The loans under the Credit Agreement may be prepaid at any time without premium or penalty.

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
NOTE 9 – FAIR VALUE MEASUREMENTS
The Company determines fair value in accordance with the provisions of FASB guidance, Fair Value Measurements and Disclosures, which defines fair value as an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-level fair value hierarchy that prioritizes the inputs used to measure fair value was established. There are three levels of inputs used to measure fair value and for disclosure purposes. Level 1 relates to quoted market prices for identical assets or liabilities in active markets. Level 2 relates to observable inputs other than quoted prices included in Level 1. Level 3 relates to unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The Company’s non-financial assets measured at fair value on a nonrecurring basis include goodwill and intangibles assets. The determination of our intangible fair values includes several assumptions and inputs (Level 3) that are subject to various risks and uncertainties. Management believes it has made reasonable estimates and judgments concerning these risks and uncertainties. All other financial assets and liabilities are carried at amortized cost.
The Company’s cash is representative of fair value as these balances are comprised of deposits available on demand. Accounts receivable, prepaid wires, accounts payable and wire transfers and money orders payable are representative of their fair values because of the short turnover of these items.
The Company’s financial liabilities include its revolving credit facility and term loan. The fair value of the term loan, which approximates book value, is estimated by discounting the future cash flows using a current market interest rate. The estimated fair value of the revolving credit facility would approximate face value given the payment schedule and interest rate structure, which approximates current market interest rates.
NOTE 10 – STOCKHOLDERS' EQUITY AND SHARE-BASED COMPENSATION
On September 30, 2020, the Company entered into an underwriting agreement with certain selling stockholders and several underwriters relating to the underwritten public offering of 4.9 million shares of the Company’s common stock at a price to the public of $13.50 per share. The closing of the offering occurred on October 5, 2020. Also, on November 4, 2020, the underwriters completed the purchase of 0.7 million additional shares of common stock at the same price as the initial shares under a 30-day option granted by certain of the selling stockholders. The Company did not receive any of the proceeds from the offering. It did, however, incur approximately $0.5 million in certain costs, which are included in other selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive income.
On June 26, 2020, at the 2020 Annual Meeting of Stockholders, the Company's stockholders approved the International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (the “2020 Plan”), which provides for the granting of stock-based incentive awards, including stock options and restricted stock units (“RSUs”), to employees and independent directors of the Company. There are 3.4 million shares of the Company's common stock available for issuance under the 2020 Plan, including 0.4 million shares that were available for grant under the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (the “2018 Plan”). As of September 30, 2020, there are 0.3 million stock options granted under the 2020 Plan. The 2018 Plan was terminated effective June 26, 2020. Hereafter, we refer to the 2020 Plan and 2018 Plan together as the “Plans.”
The value of each option grant is estimated on the grant date using the Black-Scholes option pricing model (“BSM”). The option pricing model requires the input of certain assumptions, including the grant date fair value of our common stock, expected volatility, risk-free interest rates, expected term and expected dividend yield. To determine the grant date fair value of the Company’s common stock, we use the closing market price of our common stock at the grant date. We also use an expected volatility based on the historical volatility of the

Index
Company's common stock and the “simplified” method for calculating the expected life of our stock options as the options are “plain vanilla” and we do not have any significant historical post-vesting activity. We have elected to account for forfeitures as they occur. The risk-free interest rates are obtained from publicly available U.S. Treasury yield curve rates.
Share-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The stock options issued under the Company’s Plans have 10-year terms and vest in four equal annual installments beginning one year after the date of the grant. During the nine months ended September 30, 2020, 0.7 million stock options vested. The Company recognized compensation expense for stock options of approximately $0.7 million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively, and $1.9 million for both the nine months ended September 30, 2020 and 2019, which are included in salaries and benefits in the condensed consolidated statements of operations and comprehensive income. As of September 30, 2020, there were 3.2 million outstanding stock options and unrecognized compensation expense of $7.4 million is expected to be recognized over a weighted-average period of 2.5 years.
A summary of the stock option activity under the Company’s Plans during the nine months ended September 30, 2020 is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2019	2,905,219	$10.51	8.74	$3.58
Granted	555,000	$12.66		$5.54
Exercised	(47,500)	$9.98		$3.45
Forfeited	(244,792)	$11.66		$3.89
Outstanding at September 30, 2020	3,167,927	$10.81	8.24	$3.90

Exercisable at September 30, 2020	1,239,443	$10.11	7.88	$3.48
The RSUs issued under the Company’s Plans to the Company’s independent directors vest on the one-year anniversary from the grant date and the RSUs issued under the 2020 Plan to the Company’s employees vest with respect to 25% of the shares on each of the first four anniversaries of the date of grant. The Company recognized compensation expense for RSUs of $89.1 thousand and $17.5 thousand for the three months ended September 30, 2020 and 2019, respectively, and $0.3 million and $0.1 million for the nine months ended September 30, 2020 and 2019, respectively, which is included in salaries and benefits in the condensed consolidated statements of operations and comprehensive income. During the nine months ended September 30, 2020, 10.0 thousand RSUs were granted to the Company's employees and no RSUs vested. There were no forfeited RSUs during the nine months ended September 30, 2020. As of September 30, 2020, there was $0.4 million of unrecognized compensation expense for the restricted stock units, which is expected to be recognized over a weighted-average period of 1.74 years.
NOTE 11 – EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income for the period by the weighted average number of common shares outstanding for the period. In computing dilutive earnings per share, basic earnings per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards, including common stock options and RSUs.

Index
Below are basic and diluted earnings per share for the periods indicated (in thousands, except for share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net income for basic and diluted earnings per common share	$9,498	$4,038	$24,164	$14,268
Shares:
Weighted-average common shares outstanding – basic	38,050,610	37,984,316	38,040,339	37,230,831
Effect of dilutive securities:
RSUs	12,721	19,222	9,570	16,555
Stock options	589,376	283,164	196,520	100,975
Warrants	—	—	—	17,010
Weighted-average common shares outstanding – diluted	38,652,707	38,286,702	38,246,429	37,365,371

Earnings per common share – basic	$0.25	$0.11	$0.64	$0.38
Earnings per common share – diluted	$0.25	$0.11	$0.63	$0.38
As of September 30, 2020, there were 0.7 million options excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.
As of September 30, 2019, there were 0.4 million options excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive. In April 2019, the Company executed a tender offer for all warrants, subsequent to which all warrants ceased to exist.
NOTE 12 – INCOME TAXES
A reconciliation between the income tax provision at the US statutory tax rate and the Company’s income tax provision on the condensed consolidated statements of operations and comprehensive income is below (in thousands, except for tax rates):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income before income taxes	$13,042	$6,291	$33,053	$20,204
US statutory tax rate	21%	21%	21%	21%
Income tax expense at statutory rate	2,739	1,321	6,941	4,243

State tax expense, net of federal	745	345	1,803	1,140
Foreign tax rates different from U.S. statutory rate	19	26	78	41
Non-deductible expenses	92	218	114	246
Credits	(7)	8	(10)	(1)
Other	(44)	335	(37)	267
Total tax provision	$3,544	$2,253	$8,889	$5,936

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
In January 2020, Intermex Holdings II, Inc., the Company's parent company prior to the 2018 merger, was notified by the IRS that its 2017 federal income tax return was selected for examination. In August 2020, the examination was closed with no changes to the reported tax.

Index
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effects of COVID-19. The CARES Act provides various tax law changes in response to the COVID-19 pandemic, including increasing the ability to deduct interest expense, providing for deferral on tax deposits, and amending certain provisions of the previously enacted Tax Cuts and Jobs Act. After considering the provisions of the CARES Act, the Company determined that the CARES Act did not have a material effect on its annual effective tax rate and the income tax provision for the three and nine months ended on September 30, 2020.
NOTE 13 – COMMITMENTS AND CONTINGENCIES
Leases
The Company is a party to leases for office space, warehouses and Company-operated store locations. Rent expense under all operating leases, included in other selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income, amounted to approximately $0.6 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively, and $1.6 million and $1.5 million for the nine months ended September 30, 2020 and 2019, respectively.

Index
At September 30, 2020, future minimum rental payments required under operating leases for the remainder of 2020 and thereafter are as follows (in thousands):

2020	$385
2021	1,374
2022	1,096
2023	882
2024	776
Thereafter	662
$5,175
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
The remaining balance of the amount payable under the Settlement Agreement of approximately $2.9 million is included in accrued and other liabilities in the condensed consolidated balance sheet as of September 30, 2020. The $2.9 million was paid to the settlement fund in October 2020.
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
Regulatory Requirements
Pursuant to applicable licensing laws, certain domestic subsidiaries of the Company are required to maintain minimum tangible net worth and liquid assets (eligible securities) to cover the amount outstanding of wire transfers and money orders payable. As of September 30, 2020, the Company’s subsidiaries were in compliance with these two requirements.

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
In response to the pandemic, our top priority has been to take appropriate actions to protect the health and safety of our employees. We have adjusted standard operating procedures within our business operations to ensure continued worker safety, and are continually monitoring evolving health guidelines and responding to changes as appropriate. These procedures include reconfiguring facilities to reduce employee density, expanded and more frequent cleaning within facilities, implementation of appropriate and mandated distancing programs, employee temperature monitoring and requiring use of certain personal protective equipment at our U.S. headquarters and call centers in Mexico and Guatemala. Initially, we temporarily closed our Company-operated stores and implemented a mandatory work-at-home program for all of our administrative offices and employees in all countries where we operate. Starting in the second quarter, however, we started to allow office-based employees to work from our offices on a voluntary basis, while maintaining the option to work at home and, as of September 30, 2020, all Company-operated stores have been reopened with adjustments to ensure social distancing and facial covering requirements established by state and local regulations.
Notwithstanding the operational challenges created by these measures, our business continues to function and, to date, our customer service has not been adversely affected in any material respect. Despite these efforts, the COVID-19 pandemic continues to pose the risk that we or our employees, sending and paying agents, as well as consumers and their beneficiaries, are or may become further restricted from conducting business activities, partially or completely, for an indefinite period of time, including due to shutdowns requested or mandated by governmental authorities or imposed by our management, or that the pandemic may otherwise interrupt or impair business activities. These risks could be magnified if the recent resurgence of COVID-19 illnesses continues or is not adequately contained and governmental authorities once again impose restrictions on commercial and social activities or businesses that employ our customers take actions that adversely affect the incomes of those employees.
The operational changes noted above had only a limited effect on the Company’s financial results for the three and nine month periods ended September 30, 2020. Although we saw a slight year over year decrease in our volume of transactions at the beginning of the pandemic, the three months ended September 30, 2020 have shown a year-over-year increase in volume and transactions, including an all-time high for one-month sales in August. The economic effects of the pandemic caused increased foreign exchange volatility, particularly with respect to the Mexican peso, which has created additional operational challenges; however, the overall effect on our results of operations to date has been positive. Despite positive trends during the third quarter, we continue to monitor this evolving pandemic and its potential effects on the Company’s operations.
Although governmental authorities took measures that restricted the normal course of operations of businesses and consumers that were in place for much of the pandemic affected period, the Company and our sending agents are considered essential businesses under current federal guidance and such measures did not have a material adverse effect on the Company’s financial condition, results of operations and cash flows for the three and nine month periods ended September 30, 2020. Notwithstanding the foregoing, the Company’s business is dependent upon the willingness and ability of its employees, network of agents and consumers to conduct money transfer services and the ultimate effects of the economic disruption caused by the pandemic and responses thereto. Although the Company’s operations continued effectively despite social distancing and other measures taken in response to the pandemic, the ultimate impact of the COVID-19 pandemic on our financial condition, results of operations and cash flows is dependent on future developments, including the duration of the pandemic and the related extent of its severity, as well as its impact on the economic conditions, particularly the level of unemployment of our customers, which remain uncertain and cannot be predicted at this time. If the global response to contain the COVID-19 pandemic escalates further or is unsuccessful, or if governmental decisions to ease pandemic related restrictions are ineffective, premature or counterproductive, the Company could experience a material adverse effect on its financial condition, results of operations and cash flows.
Further quantification and discussion of these pandemic related effects, to the extent relevant and material, are included in the discussion of results of operations below.

Index
Overview
We are a rapidly growing and leading money remittance services company focused primarily on the United States to Latin America and the Caribbean (“LAC”) corridor, which includes Mexico, Central and South America and the Caribbean. In 2019, we expanded our services to allow remittances to Africa from the United States and also began offering sending services from Canada to Latin America and Africa. We utilize our proprietary technology to deliver convenient, reliable and value-added services to our customers through a broad network of sending and paying agents. Our remittance services, which include a comprehensive suite of ancillary financial processing solutions and payment services, are available in all 50 states in the U.S., Washington D.C., Puerto Rico and 13 provinces in Canada, where customers can send money to beneficiaries in 17 LAC countries, seven countries in Africa and two countries in Asia. Our services are accessible in person through over 100,000 sending and paying agents and Company-operated stores, as well as online and via Internet-enabled mobile devices. Additionally, we have expanded our product and service portfolio to include online payment options, pre-paid debit cards and direct deposit payroll cards, which may present different cost, demand, regulatory and risk profiles relative to our core remittance business.
Money remittance services to LAC countries, primarily Mexico and Guatemala, are the primary source of our revenue. These services involve the movement of funds on behalf of an originating customer for receipt by a designated beneficiary at a designated receiving location. Our remittances to LAC countries are primarily generated in the United States by customers with roots in Latin American and Caribbean countries, many of whom do not have an existing relationship with a traditional full-service financial institution capable of providing the services we offer. We provide these customers with flexibility and convenience to help them meet their financial needs. We believe many of our customers who use our services may have access to traditional banking services, but prefer to use our services based on reliability, convenience and value. We generate money remittance revenue from fees paid by our customers (i.e., the senders of funds), which we share with our sending agents in the originating country and our paying agents in the destination country. Remittances paid in local currencies that are not pegged to the U.S. dollar also earn revenue through our daily management of currency exchange spreads.
Our money remittance services enable our customers to send funds through our broad network of locations in the United States and Canada that are primarily operated by third-party businesses, as well as through 34 Company-operated stores. Transactions are processed and payment is collected by our agent (“sending agent(s)”) and those funds become available for pickup by the beneficiary at the designated destination, usually within minutes, at any Intermex payer location (“paying agent(s)”). We refer to our sending agents and our paying agents collectively as agents. In addition, our services are offered digitally through Intermexonline.com and via Internet-enabled mobile devices. We currently operate in the United States, Mexico, Guatemala, Canada and 15 additional countries in LAC corridor, seven countries in Africa and two in Asia. Since January 2019 through September 30, 2020, we have grown our sending agent network by more than 13% and increased our remittance transactions volume by approximately 15%. In the three and nine months ended September 30, 2020, we processed approximately 8.5 million and 23.1 million remittances, respectively, representing approximately 13% and 10% growth in transactions, respectively, as compared to the same periods in 2019.
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
•international political factors or implementation of tariffs, border taxes or restrictions on remittances or transfers of money out of the United States and Canada;
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
Throughout 2020, Latin American political and economic conditions have remained unstable, as evidenced by high unemployment rates in key markets, currency reserves, currency controls, restricted lending activity, weak currencies, low consumer confidence and the impact of the COVID-19 pandemic, among other factors. Specifically, continued political and economic unrest in parts of Mexico and some countries in South America contributed to volatility. Our business has generally been resilient during times of economic instability as money remittances are essential to many recipients, with the funds used by the receiving party for their daily needs; however, long-term sustained appreciation of the Mexican peso or Guatemalan quetzal as compared to the U.S. Dollar could negatively affect our revenues and profitability.
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
The market for money remittance services is very competitive. Our competitors include a small number of large money remittance providers, financial institutions, banks and a large number of small niche money remittance service providers that serve select regions. We compete with larger companies, such as Western Union, MoneyGram and Euronet and a number of other smaller MSB entities. We generally compete for money remittance agents on the basis of value, service, quality, technical and operational differences, commission

Index
structure and marketing efforts. As a philosophy, we sell credible solutions to our sending agents, not discounts or higher commissions, as is typical for the industry. We compete for money remittance customers on the basis of trust, convenience, service, efficiency of outlets, value, technology and brand recognition.
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
Secondary Offering
On September 30, 2020, the Company entered into an underwriting agreement with certain selling stockholders and several underwriters relating to the underwritten public offering of 4.9 million shares of the Company’s common stock at a price to the public of $13.50 per share. The closing of the offering occurred on October 5, 2020. Also, on November 4, 2020, the underwriters completed the purchase of 0.7 million additional shares of common stock at the same price as the initial shares under a 30-day option granted by certain of the selling stockholders. The Company did not receive any of the proceeds from the offering. It did, however, incur approximately $0.5 million in certain costs, which are included in other selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive income.
How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are revenues, service charges from agents and banks, salaries and benefits, other selling, general and administrative expenses and net income. To help us assess our performance with these key indicators, we use Adjusted net income, Adjusted earnings per share and Adjusted EBITDA as non-GAAP financial measures. We believe these non-GAAP measures provide useful information to investors and expanded insight to measure our revenue and cost performance as a supplement to our U.S. GAAP consolidated financial statements. See the “Adjusted Net Income and Adjusted Earnings per Share” and “Adjusted EBITDA” sections below for reconciliations of these non-GAAP financial measures to net income and earnings per share, our closest GAAP measures.
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

Index
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
Other Selling, General and Administrative
General and administrative expenses primarily consist of fixed overhead expenses associated with our operations, such as information technology, rent, insurance, professional services, non-income taxes, facilities maintenance and other similar types of expenses. A portion of these expenses relate to our 34 Company-operated stores; however, the majority relate to the overall business and compliance requirements of a regulated publicly traded financial services company. Selling expenses include expenses such as advertising and promotion, provision for bad debt and expenses associated with increasing our network of agents. These expenses are expected to continue to increase in line with increase in revenues.
Depreciation and Amortization
Depreciation largely consists of depreciation of computer equipment and software that supports our technology platform. Amortization of intangible assets is primarily related to our agent relationships, trade name and developed technology.
Non-Operating Expenses
Interest Expense
Interest expense consists primarily of interest associated with our debt, which consists of a term loan and revolving credit facility. The effective interest rates for the nine months ended September 30, 2020 for the term loan facility and revolving credit facility were 5.93% and 0.99%, respectively. Interest on the term loan facility and revolving credit facility is determined by reference to either LIBOR or a “base rate”, in each case, plus an applicable margin of 4.50% per annum for LIBOR loans or 3.50% per annum for base rate loans. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum.
Income tax provision
Our income tax provision includes the expected benefit of all deferred tax assets, including our net operating loss carryforwards. With few exceptions, our net operating loss carryforwards will expire from 2029 through 2037. After consideration of all evidence, both positive and negative, management has determined that no valuation allowance is required at September 30, 2020 on the Company's U.S. federal or state deferred tax assets; however, a valuation allowance of $0.1 million as of September 30, 2020 has been recorded on deferred tax assets associated with Canadian net operating loss carryforwards. Our income tax provision reflects the effects of state taxes, non-deductible expenses, share-based compensation expenses, and foreign tax rates applicable to the Company’s foreign subsidiaries that are higher or lower than the U.S. statutory rate.
Net Income
Net income is determined by subtracting operating and non-operating expenses from revenues.
Segments
Our business is organized around one reportable segment that provides money transmittal services between the United States and Canada to Mexico, Guatemala and other countries in Latin America, Africa and Asia through a network of authorized agents located in various unaffiliated retail establishments and 34 Company-operated stores throughout the U.S. and Canada. This is based on the objectives

Index
of the business and how our chief operating decision maker, the CEO and President, monitors operating performance and allocates resources.
Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Revenues:
Wire transfer and money order fees, net	$82,646	$72,468	$222,534	$201,410
Foreign exchange gain, net	12,296	12,272	33,510	33,297
Other income	652	594	1,863	1,652
Total revenues	95,594	85,334	257,907	236,359
Operating expenses:
Service charges from agents and banks	63,904	56,319	172,403	156,510
Salaries and benefits	8,084	7,612	22,512	22,806
Other selling, general and administrative expenses	6,336	9,788	16,827	20,850
Depreciation and amortization	2,698	3,179	8,079	9,486
Total operating expenses	81,022	76,898	219,821	209,652

Operating income	14,572	8,436	38,086	26,707

Interest expense	1,530	2,145	5,033	6,503

Income before income taxes	13,042	6,291	33,053	20,204

Income tax provision	3,544	2,253	8,889	5,936

Net income	$9,498	$4,038	$24,164	$14,268

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Revenues
Revenues for the above periods are presented below:

($ in thousands)	Three Months Ended September 30, 2020	% of Revenues	Three Months Ended September 30, 2019	% of Revenues
Revenues:
Wire transfer and money order fees, net	$82,646	86%	$72,468	85%
Foreign exchange gain, net	12,296	13%	12,272	14%
Other income	652	1%	594	1%
Total revenues	$95,594	100%	$85,334	100%
Wire transfer and money order fees, net of $82.6 million for the three months ended September 30, 2020 increased by $10.1 million from $72.5 million for the three months ended September 30, 2019. This increase of $10.1 million was primarily due to a 13% increase in transaction volume compared to the third quarter of 2019, largely due to the continued growth in our agent network, which has increased by 5% from September 2019 to September 2020.
Revenues from foreign exchange gain, net of $12.3 million for the three months ended September 30, 2020 remained consistent with $12.3 million for the three months ended September 30, 2019 due to lower foreign exchange volatility during the quarter.

Index
Operating Expenses
Operating expenses for the above periods are presented below:

($ in thousands)	Three Months Ended September 30, 2020	% of Revenues	Three Months Ended September 30, 2019	% of Revenues
Operating expenses:
Service charges from agents and banks	$63,904	67%	$56,319	66%
Salaries and benefits	8,084	8%	7,612	9%
Other selling, general and administrative expenses	6,336	7%	9,788	11%
Depreciation and amortization	2,698	3%	3,179	4%
Total operating expenses	$81,022	85%	$76,898	90%
Service charges from agents and banks — Service charges from agents and banks were $63.9 million, or 67% of revenues, for the three months ended September 30, 2020 compared to $56.3 million, or 66% of revenues, for the three months ended September 30, 2019. The increase of $7.6 million was primarily due to the increase in transaction volume described above.
Salaries and benefits — Salaries and benefits of $8.1 million for the three months ended September 30, 2020 increased by $0.5 million from $7.6 million for the three months ended September 30, 2019. The increase of $0.5 million is primarily due to $0.6 million in increased wages to support the continued growth of our business and $0.2 increase in stock based compensation. These increases are offset by a $0.3 million decrease in commission expense for our representatives primarily due to a lower than expected gross margin achieved compared to established goals.
Other selling, general and administrative expenses — Other selling, general and administrative expenses of $6.3 million for the three months ended September 30, 2020 decreased by $3.5 million from $9.8 million for the three months ended September 30, 2019.
The decrease was the result of:
•$3.3 million - nonrecurrence of settlement and legal fees associated with a Telephone Consumer Protection Act of 1991 (“TCPA”) class action lawsuit in 2019;
•$0.3 million - reduction in advertising and promotion expense due to a change in marketing strategy;
•$0.3 million - lower legal and professional fees in connection with secondary offerings of the Company’s common stock; and
•$0.3 million - decrease in travel expenses due to reduced employee travel during the COVID-19 pandemic.

These decreases were partially offset by:

•$0.4 million - higher IT related expenses incurred to sustain our business expansion; and
•$0.3 million - loss incurred in the closure of a financial institution in Mexico.

Depreciation and amortization — Depreciation and amortization of $2.7 million for the three months ended September 30, 2020 decreased by $0.5 million from $3.2 million for the three months ended September 30, 2019. This decrease is mainly due to $0.6 million less amortization related to our trade name, developed technology and agent relationships during the third quarter of 2020 as these intangibles are being amortized on an accelerated basis, which declines over time. This decrease was partially offset by an increase in depreciation of $0.1 million associated primarily with additional computer equipment to support our growing business and sending agent network.
Non-Operating Expenses
Interest expense — Interest expense of $1.5 million for the three months ended September 30, 2020 decreased by $0.6 million from $2.1 million for the three months ended September 30, 2019. The decrease of $0.6 million was primarily due to a reduction in interest rates paid under the Credit Agreement (as defined below) and lower drawings under the revolving credit facility.
Income tax provision — Income tax provision of $3.5 million for the three months ended September 30, 2020 increased by $1.2 million from an income tax provision of $2.3 million for the three months ended September 30, 2019. The increase in the income tax provision was mainly attributable to higher taxable income resulting from higher revenues.

Index
Net Income
We reported net income of $9.5 million for the three months ended September 30, 2020 compared to net income of $4.0 million for the three months ended September 30, 2019, representing an increase of $5.5 million or 138%, due to the same factors discussed above.
Non-GAAP Financial Measures
We use Adjusted Net Income, Adjusted Earnings Per Share and Adjusted EBITDA to evaluate our performance, both internally and as compared with our peers, because these measures exclude certain items that may not be indicative of our core operating results, as well as items that can vary widely among companies within our industry. For example, non-cash compensation costs can be subject to volatility from changes in the market price per share of our common stock or variations in the value and number of shares granted, and amortization of intangible assets is subject to acquisition activity, which varies from period to period and amortization of intangibles expense is primarily related to the effects of push down accounting resulting from our 2018 merger.
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
Adjusted EBITDA is one of the primary metrics used by management to evaluate the financial performance of our business because it excludes, among other things, the effects of certain transactions that are outside the control of management, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the jurisdictions in which we operate and capital investments.
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
Adjusted Net Income and Adjusted Earnings per Share
Adjusted Net Income is defined as net income adjusted to add back certain charges and expenses, such as non-cash amortization of intangible assets resulting from push-down accounting, which will recur in future periods until these assets have been fully amortized, and excludes the amortization of other intangible assets related to the acquisition of Company-operated stores, non-cash compensation costs, litigation settlements and other items set forth in the table below, as these charges and expenses are not considered a part of our core business operations and are not an indicator of ongoing, future company performance.
Adjusted Earnings per Share - Basic and Diluted is calculated by dividing Adjusted Net Income by GAAP weighted-average common shares outstanding (basic and diluted).

Index
Adjusted Net Income for the three months ended September 30, 2020 was $12.2 million, representing an increase of $2.7 million, or 28%, from Adjusted Net Income of $9.5 million for the three months ended September 30, 2019. The increase in Adjusted Net Income was primarily due to the increase in revenues of $10.3 million, offset primarily by an increase in service charges from agents and banks of $7.6 million due to higher transaction volume.
The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted Net Income:

	Three Months Ended September 30,
(in thousands, except for per share data)	2020	2019
Net Income	$9,498	$4,038
Adjusted for:
Share-based compensation (a)	801	634
Offering costs (b)	479	766
TCPA settlement (c)	12	3,358
Loss on bank closure (d)	252	—
Other charges and expenses (e)	282	86
Amortization of intangibles (f)	1,710	2,312
Income tax benefit related to adjustments (g)	(822)	(1,654)
Adjusted Net Income	$12,212	$9,540

Adjusted Earnings per Share
Basic and diluted	$0.32	$0.25

Weighted-average common shares outstanding
Basic	38,050,610	37,984,316
Diluted	38,652,707	38,286,702
(a)Stock options and restricted stock were granted to employees and independent directors of the Company.
(b)Represents expenses incurred for professional and legal fees in connection with secondary offerings of the Company’s common stock.
(c)Represents legal fees and charge for the settlement of a class action lawsuit related to the TCPA.
(d)Represents a loss during the three months ended September 30, 2020 related to the closure of a financial institution in Mexico.
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

Adjusted Earnings per Share - Basic and Diluted for the three months ended September 30, 2020 was $0.32, representing an increase of $0.07, or 28%, compared to $0.25 for the three months ended September 30, 2019.
The following table presents the reconciliation of GAAP Earnings per Share, our closest GAAP measure, to Adjusted Earnings per Share:

	Three Months Ended September 30,
	2020	2019
GAAP Earnings per Share - Basic and Diluted	$0.25	$0.11
Adjusted for:
Share-based compensation	0.02	0.02
Offering costs	0.01	0.02
TCPA settlement	NM	0.09
Loss on bank closure	0.01	—
Other charges and expenses	0.01	NM
Amortization of intangibles	0.04	0.06
Income tax benefit related to adjustments	(0.02)	(0.04)
Adjusted Earnings per Share - Basic and Diluted	$0.32	$0.25

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
Adjusted EBITDA for the three months ended September 30, 2020 was $19.1 million, representing an increase of $2.6 million, or 16%, from $16.5 million for the three months ended September 30, 2019. The increase in Adjusted EBITDA was primarily due to the increase in revenues of $10.3 million, offset primarily by an increase in service charges from agents and banks of $7.6 million due to an increase in transaction volume.
The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted EBITDA:

	Three Months Ended September 30,
(in thousands)	2020	2019
Net Income	$9,498	$4,038
Adjusted for:
Interest expense	1,530	2,145
Income tax provision	3,544	2,253
Depreciation and amortization	2,698	3,179
EBITDA	17,270	11,615
Share-based compensation (a)	801	634
Offering costs (b)	479	766
TCPA settlement (c)	12	3,358
Loss on bank closure (d)	252	—
Other charges and expenses (e)	282	86
Adjusted EBITDA	$19,096	$16,459
(a)Stock options and restricted stock were granted to employees and independent directors of the Company.
(b)Represents expenses incurred for professional and legal fees in connection with secondary offerings for the Company’s common stock.
(c)Represents legal fees and charge for the settlement of a class action lawsuit related to the TCPA.
(d)Represents a loss in the three months ended September 30, 2020 related to the closure of a financial institution in Mexico.
(e)Includes loss on disposal of fixed assets and foreign currency (gains) losses.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Revenues
Revenues for the above periods are presented below:

($ in thousands)	Nine Months Ended September 30, 2020	% of Revenues	Nine Months Ended September 30, 2019	% of Revenues
Revenues:
Wire transfer and money order fees, net	$222,534	86%	$201,410	85%
Foreign exchange gain, net	33,510	13%	33,297	14%
Other income	1,863	1%	1,652	1%
Total revenues	$257,907	100%	$236,359	100%
Wire transfer and money order fees, net of $222.5 million for the nine months ended September 30, 2020 increased by $21.1 million from $201.4 million for the nine months ended September 30, 2019. This increase of $21.1 million was primarily due to a 10% increase in transaction volume compared to the nine months ended September 30, 2019, largely due to the continued growth in our agent network, which has increased by 5% from September 2019 to September 2020.

Index
Revenues from foreign exchange gain, net of $33.5 million for the nine months ended September 30, 2020 increased by $0.2 million from $33.3 million for the nine months ended September 30, 2019. This increase was primarily due to higher transaction volume resulting from growth in our agent network and a higher average amount sent by our customers as a result of increased foreign exchange volatility due to the pandemic for the first half of the year.
Operating Expenses
Operating expenses for the above periods are presented below:

($ in thousands)	Nine Months Ended September 30, 2020	% of Revenues	Nine Months Ended September 30, 2019	% of Revenues
Operating expenses:
Service charges from agents and banks	172,403	67%	$156,510	66%
Salaries and benefits	22,512	9%	22,806	10%
Other selling, general and administrative expenses	16,827	7%	20,850	9%
Depreciation and amortization	8,079	3%	9,486	4%
Total operating expenses	$219,821	85%	$209,652	89%
Service charges from agents and banks — Service charges from agents and banks were $172.4 million, or 67% of revenues, for the nine months ended September 30, 2020 compared to $156.5 million, or 66% of revenues, for the nine months ended September 30, 2019. The increase of $15.9 million was primarily due to the increase in transaction volume described above.
Salaries and benefits — Salaries and benefits of $22.5 million for the nine months ended September 30, 2020 decreased by $0.3 million from $22.8 million for the nine months ended September 30, 2019. The decrease of $0.3 million is primarily due to a $1.0 million decrease in commission expense for our representatives primarily due to lower than expected gross margin achieved compared to established goals. This decrease is offset by an increase of $0.4 million in increased wages, largely in management and other areas to support our growing operations and a $0.3 million increase related to share-based compensation.
Other selling, general and administrative expenses — Other selling, general and administrative expenses of $16.8 million for the nine months ended September 30, 2020 decreased by $4.1 million from $20.9 million for the nine months ended September 30, 2019.
The decrease was the result of:
•$3.3 million - nonrecurrence of settlement and legal fees associated with a TCPA class action lawsuit in 2019;
•$1.2 million - primarily lower legal and professional fees in connection with secondary offerings of the Company’s common stock and an exchange offer for warrants (“Warrant Offer”);
•$0.9 million - decrease in travel expenses due to reduced employee travel during the COVID-19 pandemic; and

These decreases were partially offset by:

•$0.8 million - higher IT related expenses incurred to sustain our business expansion;
•$0.3 million - loss incurred in the closure of a financial institution in Mexico; and
•$0.2 million - increase in provision for bad debt as write-offs were higher in the 2020 period, resulting primarily from the deterioration of the creditworthiness of a small number of sending agents during the first quarter that were affected by events other than the COVID-19 pandemic.

Depreciation and amortization — Depreciation and amortization of $8.1 million for the nine months ended September 30, 2020 decreased by $1.4 million from $9.5 million for the nine months ended September 30, 2019. This decrease is mainly due to $1.8 million less amortization related to our trade name, developed technology and agent relationships during the nine months ended September 30, 2020 as these intangibles are being amortized on an accelerated basis, which declines over time. This decrease was partially offset by an increase in depreciation of $0.4 million associated primarily with additional computer equipment to support our growing business and sending agent network.
Non-Operating Expenses
Interest expense — Interest expense was $5.0 million for the nine months ended September 30, 2020, representing a decrease of $1.5 million from $6.5 million for the nine months ended September 30, 2019. The decrease of $1.5 million was primarily due to a reduction in interest rates paid under the Credit Agreement (as defined below) and lower drawings under the revolving credit facility.

Index
Income tax provision — Income tax provision was $8.9 million for the nine months ended September 30, 2020, representing an increase of $3.0 million from an income tax provision of $5.9 million for the nine months ended September 30, 2019. This increase was mainly attributable to higher taxable income primarily as a result of higher revenues.
Net Income
We reported net income of $24.2 million for the nine months ended September 30, 2020 compared to net income of $14.3 million for the nine months ended September 30, 2019, representing an increase of $9.9 million or 69%, due to the same factors discussed above.
Non-GAAP Financial Measures
Adjusted Net Income and Adjusted Earnings per Share
Adjusted Net Income (previously defined and used as described above) for the nine months ended September 30, 2020 was $30.6 million, representing an increase of $5.6 million or 22% from Adjusted Net Income of $25.0 million for the nine months ended September 30, 2019. The increase in Adjusted Net Income was primarily due to the increase in revenues of $21.5 million, offset primarily by an increase in service charges from agents and banks of $15.9 million due to higher transaction volume.
The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted Net Income:

	Nine Months Ended September 30,
(in thousands, except for per share data)	2020	2019
Net Income	$24,164	$14,268
Adjusted for:
Share-based compensation (a)	2,209	1,894
Offering costs (b)	479	1,665
TCPA settlement (c)	58	3,358
Loss on bank closure (d)	252	—
Other employee severance (e)	—	172
Other charges and expenses (f)	526	205
Amortization of intangibles (g)	5,131	6,936
Income tax benefit related to adjustments (h)	(2,188)	(3,526)
Adjusted Net Income	$30,631	$24,972

Adjusted Earnings per Share
Basic	$0.81	$0.67
Diluted	$0.80	$0.67

Weighted-average common shares outstanding
Basic	38,040,339	37,230,831
Diluted	38,246,429	37,365,371
(a)Stock options and restricted stock were granted to employees and independent directors of the Company.
(b)Represents expenses incurred for professional and legal fees in connection with secondary offerings for the Company’s common stock and Warrants Offer.
(c)Represents legal fees and charge for the settlement of a class action lawsuit related to the TCPA.
(d)Represents a loss in the nine months ended September 30, 2020 related to the closure of a financial institution in Mexico.
(e)Represents severance costs incurred during the nine months ended September 30, 2019 related to departmental changes.
(f)Includes loss on disposal of fixed assets and foreign currency (gains) losses.
(g)Represents the amortization of certain intangible assets that resulted from the application of push-down accounting.
(h)Represents the current and deferred tax impact of the taxable adjustments to net income using the Company’s blended federal and state tax rate for each period. Relevant tax-deductible adjustments include all adjustments to net income.

Index
Adjusted Earnings per Share - Basic (previously defined and used as described above) for the nine months ended September 30, 2020 was $0.81, representing an increase of $0.14, or 21%, compared to $0.67 for the nine months ended September 30, 2019.
Adjusted Earnings per Share - Diluted (previously defined and used as described above) for the nine months ended September 30, 2020 was $0.80, representing an increase of $0.13, or 19%, compared to $0.67 for the nine months ended September 30, 2019.
The following table presents the reconciliation of GAAP Earnings per Share, our closest GAAP measure, to Adjusted Earnings per Share:

	Nine Months Ended September 30,
	2020		2019
	Basic	Diluted	Basic and Diluted
GAAP Earnings per Share	$0.64	$0.63	$0.38
Adjusted for:
Share-based compensation	0.06	0.06	0.05
Offering costs	0.01	0.01	0.05
TCPA settlement	NM	NM	0.09
Loss on bank closure	0.01	0.01	—
Other employee severance	—	—	NM
Other charges and expenses	0.01	0.01	0.01
Amortization of intangibles	0.13	0.13	0.19
Income tax benefit related to adjustments	(0.06)	(0.06)	(0.09)
Adjusted Earnings per Share	$0.81	$0.80	$0.67

NM - Per share amounts are not meaningful.
The table above may contain slight summation differences due to rounding.
Adjusted EBITDA
Adjusted EBITDA (previously defined and used as described above) for the nine months ended September 30, 2020 was $49.7 million, representing an increase of $6.2 million, or 14%, from $43.5 million for the nine months ended September 30, 2019. The increase in Adjusted EBITDA was primarily due to the increase in revenues of $21.5 million, offset primarily by an increase in service charges from agents and banks of $15.9 million due to an increase in transaction volume.
The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted EBITDA:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Net Income	$24,164	$14,268
Adjusted for:
Interest expense	5,033	6,503
Income tax provision	8,889	5,936
Depreciation and amortization	8,079	9,486
EBITDA	46,165	36,193
Share-based compensation (a)	2,209	1,894
Offering costs (b)	479	1,665
TCPA settlement (c)	58	3,358
Loss on bank closure (d)	252	—
Other employee severance (e)	—	172
Other charges and expenses (f)	526	205
Adjusted EBITDA	$49,689	$43,487
(a)Stock options and restricted stock were granted to employees and independent directors of the Company.
(b)Represents expenses incurred for professional and legal fees in connection with secondary offerings for the Company’s common stock and Warrants Offer.

Index
(c)Represents legal fees and charge for the settlement of a class action lawsuit related to the TCPA.
(d)Represents a loss in the nine months ended September 30, 2020 related to the closure of a financial institution in Mexico.
(e)Represents severance costs incurred during the nine months ended September 30, 2019 related to departmental changes.
(f)Includes loss on disposal of fixed assets and foreign currency (gains) losses.

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
Notwithstanding the recent effects of the COVID-19 pandemic in the U.S. economy, we still expect to continue funding our liquidity requirements through internally generated funds, supplemented in the ordinary course, with borrowings under our revolving credit facility. While our operating cash flows may be affected by the economic conditions resulting from the pandemic, we maintain a strong cash balance position and have access to committed funding sources, which we have used only on a limited and ordinary course basis during the nine months ended September 30, 2020. Therefore, we believe that our projected cash flows generated from operations, together with borrowings under our revolving credit facility are sufficient to fund our principal debt payments, interest expense, our working capital needs and our expected capital expenditures for at least the next twelve months. We will, however, continue to evaluate the nature and extent of these potential impacts to our business and liquidity and capital resources and take action, as necessary, to preserve adequate liquidity, such as limiting discretionary spending and re-prioritizing our capital projects, to ensure that our business can continue to operate during these uncertain times.
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
Interest on the term loan and revolving credit facilities of the Credit Agreement is determined by reference to either LIBOR or a “base rate”, in each case plus an applicable margin of 4.50% per annum for LIBOR loans or 3.50% per annum for base rate loans. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum. The effective interest rates for the nine months ended September 30, 2020 for the term loan facility and revolving credit facility were 5.93% and 0.99%, respectively.
The principal amount of the term loan facility under the Credit Agreement must be repaid in consecutive quarterly installments of 5% in year 1, 7.5% in years 2 and 3, and 10% in years 4 and 5, in each case on the last day of each quarter, which commenced in March 2019 with a final payment at maturity. The loans under the Credit Agreement may be prepaid at any time without payment or penalty.
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
As of September 30, 2020, we were in compliance with the covenants of the Credit Agreement.
As of September 30, 2020, we had total indebtedness of $91.3 million, consisting of borrowings under the term loan facility, excluding debt origination costs of $1.9 million. There were $53.0 million of additional borrowings available under these facilities as of September 30, 2020.
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

Index
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
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Statement of Cash Flows Data:
Net cash provided by operating activities	$31,597	$57,147
Net cash used in investing activities	(2,770)	(4,067)
Net cash used in financing activities	(5,726)	(31,950)
Effect of exchange rate changes on cash	(151)	30
Net increase in cash	22,950	21,160

Cash, beginning of period	86,117	73,029
Cash, end of period	$109,067	$94,189
Operating Activities
Net cash provided by operating activities was $31.6 million for the nine months ended September 30, 2020, representing a decrease of $25.5 million from net cash provided by operating activities of $57.1 million for the nine months ended September 30, 2019. The decrease is a result of a $35.5 million change in working capital, which may vary from period to period due to timing of transmittal orders and payments, offset by additional cash generated by our operating results for the nine months ended September 30, 2020, which benefited from further growth of the business.
Investing Activities
Net cash used in investing activities was $2.8 million for the nine months ended September 30, 2020, representing a decrease of $1.3 million from net cash used in investing activities of $4.1 million for the nine months ended September 30, 2019. This decrease in cash used in investing activities was primarily due to lower purchases of property and equipment and no acquisitions of agent locations during the nine months ended September 30, 2020.
Financing Activities
Net cash used in financing activities was $5.7 million for the nine months ended September 30, 2020, which consisted of scheduled quarterly repayments due on the term loan facility, offset by proceeds from issuance of stock as a result of the exercise of options.
Net cash used in financing activities was $32.0 million for the nine months ended September 30, 2019, which consisted of $30.0 million in revolving credit line repayments, $10.0 million related to payments made in connection with the Offer, $3.7 million in quarterly payments due on the term loan and payment of debt origination costs associated with an amendment to the Credit Agreement, offset by $12.0 million in borrowings under the Credit Agreement.

Index
Contractual Obligations
The following table includes aggregated information about contractual obligations that affect our liquidity and capital needs. At September 30, 2020, our contractual obligations over the next several periods were as follows:

(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Debt, principal payments	$91,298	$7,661	$19,792	$63,845	$—
Interest payments	11,970	4,286	7,331	353	—
Non-cancelable operating leases	5,175	1,441	2,092	1,537	105
Total	$108,443	$13,388	$29,215	$65,735	$105
Our condensed consolidated balance sheet reflects $89.4 million of debt as of September 30, 2020, as the principal payment obligations of $91.3 million are gross of unamortized debt origination costs. The above table reflects the principal and interest of the revolver and term loan under the Credit Agreement that will be paid through the maturity of the debt using the rates in effect on September 30, 2020 and assuming no voluntary prepayments of principal.
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
Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or otherwise complex. Our Critical Accounting Policies and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019, for which there were no material changes, included the following:
•Revenue Recognition
•Accounts Receivable and Allowance for Credit Losses
•Goodwill and Intangible Assets
•Income Taxes
Recent Accounting Pronouncements
Refer to Note 1 of our unaudited condensed consolidated financial statements included in this filing for further information on recent accounting pronouncements.
35

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
In addition, included in wire transfer and money orders payable in our condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, there are $7.6 million and $9.9 million, respectively, of wires payable denominated primarily in Mexican pesos and Guatemalan quetzales.
We are also exposed to changes in currency rates as a result of our investments in foreign operations and revenues generated in currencies other than the U.S. dollar. Revenues and profits generated by international operations will increase or decrease because of changes in foreign currency exchange rates. This foreign currency risk is related primarily to our operations in our foreign subsidiaries. Revenues from our foreign subsidiaries represent less than 1% of our consolidated revenues for the three and nine months ended September 30, 2020 and 2019, respectively. Therefore, a 10% increase or decrease in these currency rates against the U.S. Dollar would result in a minimal change to our overall operating results.
The spot exchange rates as of September 30, 2020 and December 31, 2019 were 22.16 and 18.86 for the U.S. dollar/Mexican peso, respectively, 7.77 and 7.69 for the U.S. dollar/Guatemalan quetzal, respectively, and 1.34 and 1.31 for the U.S. dollar/Canadian dollar, respectively. The average exchange rates for the nine months ended September 30, 2020 and 2019 were 21.79 and 19.24 for the U.S. dollar/Mexican peso, respectively, and 7.69 for both periods for the U.S. dollar/Guatemalan quetzal. The average exchange rates for the U.S. dollar/Canadian dollar for the nine months ended September 30, 2020 was 1.35 and the average rate for the 3 months ended September 30, 2019 was 1.32. We commenced operations in Canada during the third quarter of 2019, therefore, information prior to this period has not been presented. Long-term sustained appreciation of the Mexican peso or Guatemalan quetzal as compared to the U.S. dollar could negatively affect our margins.
Beginning in March 2020, we have experienced increased volatility in the U.S. dollar/Mexican peso rates related to economic effects of the COVID-19 pandemic, as well as actions taken by governments and central banks in response to the pandemic. We continue to expect an increase in volatility in foreign exchange rates and depreciation against the U.S. dollar, especially for the Mexican peso, during 2020. We cannot, however, reasonably estimate the duration or extent of that volatility.
Interest Rate Risk
Interest on the term loan and revolving credit facility under the Credit Agreement is determined by reference to either LIBOR or a “base rate”, in each case, plus an applicable margin of 4.50% per annum for LIBOR loans or 3.50% per annum for base rate loans. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum. Because interest expense is subject to fluctuation, if interest rates increase, our debt service obligations on such variable rate indebtedness would increase even though the amount borrowed remained the same. Accordingly, an increase in interest rates would adversely affect our profitability. Due to the economic effects of the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond yield falling below 1.00% on March 3, 2020 and averaging 0.65% for the three months ended September 30, 2020, and the 30-day LIBOR rate decreasing to 0.15% as of September 30, 2020, favorably affecting interest expense on the variable-rate portion of our debt during the three months ended September 30, 2020. We cannot predict, however, whether or for how long interest rates will remain at these low levels.
As of September 30, 2020, we had $91.3 million in outstanding borrowings under the term loan. A hypothetical 1% increase or decrease in the interest rate on our indebtedness as of September 30, 2020 would have increased or decreased cash interest expense on our term loan by approximately $0.9 million per annum.
Credit Risk
We maintain certain cash balances in various U.S. banks, which at times, may exceed federally insured limits. We have not incurred any losses on these accounts. In addition, we maintain various bank accounts in Mexico, Guatemala and Canada, which are not insured. Other than an isolated instance in the three months ended September 30, 2020, we have not incurred any losses on these uninsured accounts. To manage our exposures to credit risk with respect to cash balances and other credit risk exposures resulting from our relationships with banks and financial institutions, we regularly review cash concentrations, and we attempt to diversify our cash balances among global financial institutions.

Index
We are also exposed to credit risk related to receivable balances from sending agents. We perform a credit review before each agent signing and conduct ongoing analyses of sending agents and certain other parties we transact with directly. As of September 30, 2020, we also had $1.3 million outstanding of notes receivable from sending agents. Most of the notes are collateralized by personal guarantees from the sending agents and by assets from their businesses. Due to the COVID-19 pandemic, it is possible we could be adversely affected by credit losses, such as those related to our outstanding notes receivables from sending agents. At the date of this report, however, we are not aware of any significant exposure and are continuing to monitor our credit risk.
Our provision for bad debt was approximately $1.4 million for the nine months ended September 30, 2020 (0.6% of total revenues) and $1.2 million for the nine months ended September 30, 2019 (0.5% of total revenues) as write-offs were higher in the nine months ended September 30, 2020, resulting primarily from the deterioration of the creditworthiness of a small number of sending agents during the first quarter that were adversely affected by events other than the COVID-19 pandemic.

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
As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, as of September 30, 2020.
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
We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases. During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption, including significant volatility in the capital markets. The extent to which the COVID-19 pandemic affects our business, operations, financial results and the trading price of our common stock will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope and possible resurgence of the pandemic; governmental and business actions that have been and continue to be taken in response to the pandemic (including mitigation efforts such as stay at home and other social distancing orders) and the impact of the pandemic on economic activity and actions taken in response (including stimulus efforts such as the Families First Coronavirus Act and the CARES Act).
A public health epidemic or pandemic, such as the COVID-19 pandemic, can have a material adverse effect on the demand for our money remittance services to the extent it impacts the markets in which we operate, and poses the risk that we or our employees, network of agents and consumers and their beneficiaries may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns requested or mandated by governmental authorities, or that such epidemic may otherwise interrupt or impair business activities. In the first nine months of 2020 we have been subject, on a limited basis, to such shutdowns. We have adjusted standard operating procedures within our business operations to ensure the continued safety of our workers, continue to take further actions to mitigate the impact of the pandemic on our business, and are continually monitoring evolving health guidelines, as well as market conditions, and responding to changes as appropriate. Despite these efforts, the COVID-19 pandemic continues to pose the risk that we or our employees, sending and paying agents, as well as consumers and their beneficiaries, may be prevented from conducting business activities, partially or completely, for an indefinite period of time, including due to shutdowns requested or mandated by governmental authorities or imposed by our management, or that the pandemic may otherwise interrupt or impair business activities.
Adjustments to our operating procedures as a result of the COVID-19 pandemic only had a limited effect on the Company’s financial condition, results of operations and cash flows for the three and nine months ended September 30, 2020, however, we will continue to monitor this evolving pandemic and its potential effects on the Company’s operations. The Company and our sending agents are considered essential businesses under current federal guidance, however, the Company’s business is dependent upon the willingness and ability of its employees, network of agents and consumers to conduct money transfer services and the ultimate effects of the economic disruption caused by the pandemic and responses thereto. Although the Company’s operations continued effectively in the first nine months of 2020 despite store closures, social distancing and other measures taken in response to the pandemic, the ultimate impact of the COVID-19 pandemic on our results of operations and financial condition is dependent on future developments, including the duration of the pandemic and the related extent of its severity, as well as its impact on the economic conditions, particularly the level of unemployment of our customers, which remain uncertain and cannot be predicted at this time. If the global response to contain the COVID-19 pandemic escalates further or is unsuccessful, or if governmental decisions to ease pandemic related restrictions are ineffective, premature or counterproductive, the Company could experience a material adverse effect on the Company's financial condition, results of operations and cash flows.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

Index
ITEM 6. EXHIBITS

Exhibit No.	Document

4.1*	Shareholders Agreement Waiver, dated October 5, 2020, among the Company, FinTech Investor Holdings II and SPC Intermex Representative LLC.

10.1*†	Form of RSU Agreement (Employees) pursuant to the International Money Express, Inc. 2020 Omnibus Equity Compensation Plan.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Chief Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Chief Financial Officer

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included with the Exhibit 101 attachments).

†Management contract or compensatory plan or arrangement.
*Filed herewith.

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2020

International Money Express, Inc.

By:	/s/ Robert Lisy
Robert Lisy
Chief Executive Officer and President

Date: November 6, 2020

International Money Express, Inc.

By:	/s/ Tony Lauro II
Tony Lauro II
Chief Financial Officer