Form 10-K
period 2020-12-31
International Money Express, Inc.
filed 2021-03-15
CIK 1683695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2020
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☒	Accelerated filer
☐	Non-accelerated filer	☐	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒

As of June 30, 2020, the aggregate market value of the voting stock held by non-affiliates was $307,492,116 based on the closing sale price of $12.46 of the common stock as reported on the Nasdaq Capital Market.

As of March 5, 2021, 38,218,156 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding. The registrant has no other class of common stock outstanding.

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
•changes in applicable laws or regulations;
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
◦changes in U.S. tax laws;
◦political instability, currency restrictions and volatility in countries in which we operate or plan to operate;
◦consumer fraud and other risks relating to customers’ authentication;
◦weakness in U.S. or international economic conditions;
◦changes in immigration laws and their enforcement;
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

Index
ITEM 1.    BUSINESS
Overview
On July 26, 2018, International Money Express, Inc. (formerly a special purpose acquisition company called FinTech Acquisition Corp. II) consummated a merger transaction (the “Merger”) by which it acquired Intermex Holdings II, Inc. (“Intermex”) and its subsidiaries that comprise our operations. In connection with the closing of the Merger, we changed our name to International Money Express, Inc. (the “Company”). Unless the context herein otherwise provides, the “Company” refers to the combined company following the Merger and, together with their respective subsidiaries, “FinTech” refers to the registrant prior to the closing of the Merger and “Intermex” refers to Intermex Holdings II, Inc. prior to the closing of the Merger. Reference to the Company and its business operations and financial information as it existed pre-Merger refers to Intermex.
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
Our money remittance services enable our customers to send funds through our broad network of locations in the United States and Canada that are primarily operated by third-party businesses, as well as through 34 Company-operated stores. Transactions are processed and payments are collected by our agent (“sending agent(s)”) and those funds become available for pickup by the beneficiary at the designated destination, usually within minutes, at any Intermex payer location (“paying agent(s)”). We refer to our sending agents and our paying agents collectively as agents. In addition, our services are offered digitally through Intermexonline.com and via Internet-enabled mobile devices. Since January 2018 through December 31, 2020, we have grown our agent network by approximately 40% and increased our remittance transactions volume by more than 33%. In 2020, we processed approximately 32 million remittances, representing over 12% growth in transactions as compared to 2019.
Our Competitive Strengths
•Primary focus on the LAC corridor. Unlike many of our competitors, who we believe prioritize global reach over growth and profitability, we are focused on one or two geographical regions. We believe the LAC corridor provides an attractive operating environment with significant opportunity for future growth. According to latest available data published by the World Bank, the LAC corridor continues to be the most rapidly growing remittance corridor in the world.
•Highly scalable, proprietary software platform. We provide our money remittance services utilizing our internally developed proprietary software systems, which we believe enhance the productivity of our network of agents, enabling them to quickly, reliably and cost-effectively process remittance transactions. Our proprietary software systems were designed to incorporate real-time compliance functionality, which improves our regulatory compliance and helps to minimize fraud. We have developed a platform that has the capacity to handle traffic well in excess of the number of transactions we currently process. Our money remittance platform has proven reliable, with our 2020 downtime being less than 0.05%.
•Highly selective agent recruitment process designed to identify productive long-term partners. We strategically target agents for our network only after a metric-based analysis of potential productivity and a thorough vetting process. In our agent selection process, we

Index
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
•Powerful brand with strong consumer awareness and loyalty in the LAC corridor. We believe we are a leading money remittance provider from the United States to the LAC corridor, processing 18.5% of the aggregate volume of remittances to Mexico according to the latest available data published by the Central Bank of Mexico in 2020 and 27.1% of the aggregate volume of remittances to Guatemala according to the latest available data published by the Central Bank of Guatemala in 2020. We believe that our customers associate the Intermex brand with reliability, strong customer service and the ability to safely and efficiently remit their funds. The information contained in this paragraph is based on “Revenues by Workers’ Remittances” published in the Central Bank of Mexico’s website and “Income from family remittance” published in the Central Bank of Guatemala’s website.
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
•Experienced and proven management team. Our management team consists of industry veterans with a track record of achieving profitable growth. Our team is led by our Chief Executive Officer, Robert Lisy, with a successful 30-year track record in the retail financial services and electronic payment processing industry.
Our Growth Strategy
We believe we are well positioned to drive continued growth by executing on the following core strategies:
•Expand our market share in our largest corridors. The two largest remittance corridors we serve are the United States to Mexico and United States to Guatemala. According to the latest available data in the World Bank Remittance Matrix, the United States to Mexico remittance continues to be one of the largest in the world. We aim to continue to expand our market share in those states where we are currently well-established and poised for continued profitable growth within those markets via targeted regional penetration. We believe that we can leverage our current customer data to increase repeat customer usage, track and effectively recapture one-time users of our service and improve sending agent productivity to drive growth in these states. We are also staging a targeted marketing effort to realize significantly increased market share growth in large states where we are underrepresented.
•Expand our services into new corridors. We believe that there is significant room to grow our business in underserved geographic regions in the LAC corridor where there is demand from customers and agents for our value-added approach to money remittances. Specifically, we are targeting future growth opportunities via new corridors from the United States to other non-Spanish speaking regions, including the Caribbean and other continents. In 2019, we expanded our services to allow remittances to Africa from the United States and also began offering sending services from Canada to Latin America and Africa. In 2020, we achieved strong 5.3% and 13.2% growth in remittance volume to our emerging markets of El Salvador and Honduras, respectively, compared to 2019.
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

Index
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
Cash Management Bank Relationships
We buy and sell a number of global currencies and maintain a network of settlement accounts to facilitate the timely funding of money remittances and foreign exchange trades. Our relationships with clearing, check processing, trading and exchange rate and cash management banks are critical to an efficient and reliable remittance network. We benefit from our strong and long-term relationships with a number of large banks and financial institutions. We maintain strong relationships with a number of other national and regional banking and financial institutions in the United States, Canada and Latin America. In addition, we have benefited from our 15-year relationship with US Bank, which manages our main operating account, and from strong relationships with Bancomer, Wells Fargo, Bank of America and KeyBank as our primary banks for exchange rate management with respect to the foreign currencies.

Index
Information Technology
Currently, all of our money processing software is proprietary and has been developed primarily by our internal software development team. Our money processing software acts as a point of sale for our money remittance transactions and incorporates real-time compliance functionality, which improves our regulatory compliance and helps to minimize fraud. Our money processing software is critical to our operations while our back-office software is critical for settling our transactions.
In addition to our money remittance software, we continue to develop programs and defenses against cyber-attacks. We are fully aligned with the cybersecurity framework, which is a voluntary framework that most companies in the financial services industry follow. We utilize a number of third-party vendors that monitor our systems and inform us of any attempted attacks. Our Chief Information Security Officer delivers an annual report to our board of directors regarding our cybersecurity policies and practices at least once during the fiscal year.
In addition to our proprietary and internally developed software systems, we have analytical data which enables us to analyze market trends, performance of market territories, agents’ performance and consumers’ habits in real time.
We continually invest in our technology platform that has the capacity to handle traffic well in excess of the number of transactions we currently process. A load balancing configuration between tier-1 datacenters, in addition to failover redundancy, provide uptime performance. Our technology platform has experienced limited downtime, with our 2020 downtime being less than 0.05%.
Our Transaction Processing Engine (“TPE”), developed through a combination of databases, web services and applications, allows us to process money remittances reliably and quickly by leveraging a proprietary rules engine to apply granular-level product feature customization. The TPE also leverages real-time risk management algorithms to improve our regulatory compliance and helps to minimize fraud.
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
Sales and Marketing
The majority of our money remittance transactions are generated through our agent network of retail locations and Company-operated stores where the transaction is processed and payment is collected by our sending agent. Our agent locations include multi-service stores, grocery stores, convenience stores, bodegas and other retail locations. The vast majority of our agents are provided access to our proprietary money remittance software systems, while others have access to our combination telephone and fax/tablet set up, which we call telewire, enabling direct access to our call centers for money remittance services. In all of our independent sending agent locations the agent provides the physical infrastructure and staff required to complete the remittances, while we provide the central operating functions, such as transaction processing, settlement, marketing support, compliance training and support, and customer relationship management. We also maintain 34 Company-operated stores in the United States. We retain customer data, which enables us to increase repeat customer usage, track and effectively recapture one-time users of our service and improve sending agent productivity.
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

Index
Our Industry
We are a rapidly growing and leading money remittance services company primarily focused on the United States to the LAC corridor. We utilize our proprietary technology to deliver convenient, reliable and value-added services to our customers through a broad network of sending and paying agents. The two largest remittance corridors we serve are United States to Mexico and United States to Guatemala. According to the latest information available from the World Bank Remittance Matrix, the United States to Mexico remittance corridor was the largest in the world in 2020.
Trends in the cross-border money remittance business tend to correlate to immigration trends, global economic opportunity and related employment levels in certain industries such as construction, information, manufacturing, agriculture and certain service industries.
Throughout 2020, Latin American political and economic conditions remained unstable, as evidenced by high unemployment rates in key markets, currency reserves, currency controls, restricted lending activity, weak currencies and low consumer confidence, among other factors, in addition to the effects of the ongoing COVID pandemic. Specifically, continued political and economic unrest in parts of Mexico and some countries in South America contributed to volatility. Our business has generally been resilient during times of economic instability as money remittances are essential to many recipients, with the funds used by the receiving party for their daily needs. However, long-term sustained appreciation of the Mexican Peso or Guatemalan Quetzal as compared to the U.S. Dollar could negatively affect our revenues and profitability.
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
Government Regulation
As a non-bank financial institution in the United States, we are regulated by the Department of Treasury, the Internal Revenue Service, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”), the Consumer Financial Protection Bureau (“CFPB”), the Department of Banking and Finance of the State of Florida and additionally by the various regulatory institutions of those states in which we hold an operating license. We are duly registered as a Money Service Business (“MSB”) with FinCEN, the financial intelligence unit of the U.S. Department of the Treasury. We are also subject to a wide range of regulations in the United States and other countries, including anti-money laundering laws and regulations; financial services regulations; currency control regulations; anti-bribery laws; money transfer and payment instrument licensing laws; escheatment laws; privacy, data protection and information security laws, such as the Graham-Leach-Bliley Act (“GLBA”); and consumer disclosure and consumer protection laws, such as the California Consumer Privacy Act (“CCPA”).

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

Index
•registration or licensing of us or our agents with a state or federal agency in the United States or with the central bank or other proper authority in a foreign country; and
•minimum capital or capital adequacy requirements.
Anti-money laundering regulations are constantly evolving and vary from country to country. We continuously monitor our compliance with anti-money laundering regulations and implement policies and procedures in light of the most current legal requirements. Our money remittance services are primarily offered through third-party agents under contract with us, but we do not directly control these agents. As a MSB, we and our agents are required to establish anti-money laundering compliance programs that include internal policies and controls; a designated compliance officer; employee training and an independent review function. We have developed an anti-money laundering training manual and a program to assist with the education of our agents and employees on the applicable rules and regulations. We also offer in-person and online training as part of our agent compliance training program, engage in various activities to enable agent oversight and have adopted compliance policies that outline key principles of our compliance program to our agents. We have developed a regulatory compliance department, under the direction of our Chief Compliance Officer, whose foremost responsibility is to monitor transactions, detect suspicious activity, maintain financial records and train our employees and agents. An independent third-party consulting firm periodically reviews our policies and procedures to ensure the efficacy of our anti-money laundering and regulatory compliance program. Our key milestones in the compliance process include (1) the entry of the transaction by the sending agent requires completion of mandatory fields and identification requirements, (2) the sender and receiver are screened against government required lists (for OFAC and other purposes), (3) the transaction, before sent to the paying agent, is screened and any flagged exceptions are sent to the compliance unit for investigation and release or rejection and (4) the transaction is screened for limit restrictions, velocity levels, structuring and identification requirements.
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
Licensing. In most countries, either we or our agents are required to obtain licenses or to register with a government authority in order to offer money transfer services. Almost all states in the United States, the District of Columbia and Puerto Rico, as well as certain provinces in Canada, require us to be licensed to conduct business within their jurisdictions. Licensing requirements may include requirements related to net worth, providing surety bonds and letters of credit, operational procedures, agent oversight and maintenance of reserves to cover outstanding payment obligations. Acceptable forms of such reserves will vary based on jurisdiction and the applicable regulator, but generally include cash and cash equivalents, U.S. government securities and other highly rated debt instruments. Many regulators require us to file reports on a quarterly or more frequent basis to verify our compliance with their requirements. We are also subject to periodic examinations by the governmental agencies with regulatory authority over our business.
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
Consumer Protection. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) imposes additional regulatory requirements and creates additional regulatory oversight over us. The Dodd-Frank Act created the CFPB which issues and enforces consumer protection initiatives governing financial products and services, including money remittance services, in the United States through the CFPB’s Remittance Transfer Rule. Its requirements include: a disclosure requirement to provide consumers sending funds internationally from the United States enhanced pre-transaction written disclosures, an obligation to resolve certain errors, including errors that may be outside our control, and an obligation to cancel transactions that have not been completed at a customer’s request. As a “larger participant” in the market for international money transfers, we are subject to direct examination and supervision by the CFPB. We

Index
have modified our systems and consumer disclosures in light of the requirements of the Remittance Transfer Rule. In addition, under the Dodd-Frank Act, it is unlawful for any provider of consumer financial products or services to engage in unfair, deceptive, or abusive acts or practices. The CFPB has substantial rule making and enforcement authority to prevent unfair, deceptive, or abusive acts or practices in connection with any transaction with a consumer for a financial product or service. In addition, each state of the United States from time to time, may enact new laws and regulations, such as the CCPA, which creates new consumer rights relating to the access to, deletion of, and sharing of personal information that is collected by businesses. We have taken the necessary steps to review, modify and implement, as needed, policies and procedures designed to comply with the CFPB’s Remittance Transfer Rule. The Company’s communications, advertising and sales practices and that of its agent network are subject to regulation by, among other things, state and federal consumer protection laws including the Telephone Consumer Protection Act (“TCPA”). The FTC and the Federal Communications Commission have issued regulations under the TCPA that place restrictions on, among other things, unsolicited automated telephone calls or text messages to residential and wireless telephone subscribers by means of automatic telephone dialing systems and the use of prerecorded or artificial voice messages. The Company has taken steps to insulate itself from any such wrongful conduct, including conduct engaged in by its agents, by, among other things, requiring its agents to comply with the TCPA and such regulations.
Anti-Bribery Regulation. We are subject to regulations imposed by the Foreign Corrupt Practices Act (the “FCPA”) in the United States and similar anti-bribery laws in other jurisdictions. These laws may impose recordkeeping and other requirements on us. We maintain a compliance program designed to comply with anti-bribery laws and regulations applicable to our business.
Risk Management
At times, we are exposed to credit risk related to receivable balances from sending agents in the money remittance process if agents do not timely make payments to us.
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
We continually monitor fraud risk, perform credit reviews before adding agents to our network and conduct periodic credit risk analyses of agents and certain other parties that we transact with directly. For the fiscal year ended December 31, 2020, our provision for bad debt was equal to 0.5% of our total revenues.
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

Index
Human Capital
As of December 31, 2020, we had 262 employees in the United States, of whom 258 are full-time. We also have 449 employees in Mexico, of whom 217 are full-time, and 58 employees in Guatemala, all of whom are full time. As of December 31, 2020, 417 of the employees in Mexico were represented by a labor union.
We recruit employees with the skills and training relevant to functional responsibilities. Depending on the position, our recruitment reach can be national as well as local. New employees receive an orientation on the policies and practices of the Company. Also, they are provided industry-relevant compliance training and are introduced to our Code of Conduct and Ethics.
We invest in our workforce by offering competitive salaries, incentives, and benefits that are determined based on the preferences and needs of our employees. Our incentives are objective-based and we have a strong pay for performance culture that we believe drives superior results. All of our non-sale employees are eligible to participate in our incentive bonus plan, which is based on the achievement of certain personal objectives and our financial results.
During 2020 and due to the COVID-19 pandemic, we made the well-being and health of our employees a top priority. We adjusted standard operating procedures within our business operations to ensure continued worker safety. These procedures included reconfiguring facilities to reduce employee density, expanded and more frequent cleaning within facilities, implementation of appropriate and mandated distancing programs, employee temperature monitoring and requiring use of certain personal protective equipment at our U.S. headquarters and call centers in Mexico and Guatemala.
Available Information
The Company was incorporated as a Delaware corporation on May 28, 2015. Our principal executive office is located at 9480 South Dixie Highway, Miami, Florida 33156, and our telephone number at that address is (305) 671-8000. The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the “Investor Relations” section of the Company’s website, www.intermexonline.com, as soon as reasonably practical after they are filed with the Securities and Exchange Commission (“SEC”). The SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically with the SEC by the Company. In addition, you may automatically receive email alerts and other information when you enroll your email address by visiting the “Investor Relations” section of our website. The content of any website referred to in this document is not incorporated by reference into this document.

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
Risks Relating to Our Business and Industry
Our financial condition, results of operations, business and cash flow may be negatively affected by a public health crises, such as the recent coronavirus (COVID-19) pandemic.
We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases such as the global COVID-19 pandemic. The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption, including significant volatility in the capital markets. The extent to which the COVID-19 pandemic affects our business, operations, financial results and the trading price of our common stock depends on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope and possible resurgence of the pandemic; governmental and business actions that have been and continue to be taken in response to the pandemic (including mitigation efforts such as stay at home and other social distancing orders) and the impact of the pandemic on economic activity and actions taken in response (including stimulus efforts such as the Families First Coronavirus Act and the CARES Act).
A public health epidemic or pandemic, such as the COVID-19 pandemic, can have a material adverse effect on the demand for our money remittance services to the extent it impacts the markets in which we operate, and poses the risk that we or our employees, network of agents and consumers and their beneficiaries may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns requested or mandated by governmental authorities, or that such epidemic may otherwise interrupt or impair business activities. Since the pandemic began, we have been subject, on a limited basis, to such shutdowns. We have adjusted standard operating procedures within our business operations to ensure the continued safety of our workers, continue to take further actions to mitigate the impact of the pandemic on our business, and are continually monitoring evolving health guidelines, as well as market conditions, and responding to changes as appropriate.
Adjustments to our operating procedures as a result of the COVID-19 pandemic only had a limited effect on the Company’s financial condition, results of operations and cash flows for the year ended December 31, 2020, however, we will continue to monitor this evolving pandemic and its potential effects on the Company’s operations. The Company and our sending agents are considered essential businesses under current federal guidance, however, the Company’s business is dependent upon the willingness and ability of its employees, network of agents and consumers to conduct money transfer services and the ultimate effects of the economic disruption caused by the pandemic and responses thereto. The ultimate impact of the COVID-19 pandemic on our results of operations and financial condition is dependent on future developments, including the duration of the pandemic and the related extent of its severity, as well as its impact on the economic conditions, particularly the level of unemployment of our customers, which remain uncertain and cannot be predicted at this time. If the global response to contain the COVID-19 pandemic is unsuccessful, or if governmental decisions to ease pandemic related restrictions are ineffective, premature or counterproductive, the Company could experience a material adverse effect on the Company’s financial condition, results of operations and cash flows.
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
Most of our revenue is earned through our sending agent network. Sending agents are the persons who generate our customers and provide them with our money remittance services. If sending agents decide to leave our network, our revenue and profits could be adversely affected. The loss of sending agents may occur for a number of reasons, including competition from other money remittance

Index
providers, a sending agent’s dissatisfaction with its relationship with us or the revenue earned from the relationship, or a sending agent’s unwillingness or inability to comply with our standards or legal requirements, including those related to compliance with anti-money laundering regulations, anti-fraud measures or agent monitoring. Sending agents also may generate fewer transactions or reduce locations for reasons unrelated to our relationship with them, including increased competition in their business, general economic conditions, regulatory costs or other reasons. In addition, larger sending agents may demand additional financial concessions, which could increase competitive pressure.
We face intense competition, and if we are unable to continue to compete effectively, our business, financial condition and results of operations could be adversely affected.
The markets in which we operate are highly competitive, and we face a variety of competitors across our businesses, some of which have larger and more established customer bases and substantially greater financial, marketing and other resources than we have. We compete in a concentrated industry, with a small number of large competitors and a large number of small, niche competitors, including consumer money remittance companies, banks, card associations, web-based services, payment processors, informal remittance systems and others. We believe our services are differentiated by features and functionalities, including trust, convenience, service, efficiency of outlets, value, technology and brand recognition. Distribution channels and digital platforms such as online, account based and mobile solutions continue to evolve and impact the competitive environment for money remittances.
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
Our business is built on customer confidence in our brand and our ability to provide convenient, reliable and value-added money remittance services. Erosion in customer confidence in our business, or in consumer money remittance service providers as a means to transfer money more generally, could adversely impact transaction volumes which would in turn adversely impact our business, financial condition and results of operations.
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

Index
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
Although expansion of our business into new geographic or product markets may increase our aggregate revenues, such new geographic or product markets may be more expensive to operate in and may require us to receive lower payment per wire or remittance than that which we currently experience in our core geographic markets of Mexico and Guatemala or other more established product markets due to, among other things:
•increased compliance and regulatory costs requiring us to dedicate more expense, time and resources to comply with such regulatory requirements;
•potentially higher operational expenses, such as higher agent fees, taxes, fees, technology costs, support costs or other charges and expense associated with engaging in the money transfer business in different jurisdictions or as a result of new product offerings;
•reduced pricing models due to more intense competition with entities that may have more experience and resources as well as more established relationships with relevant customers, regulators and industry participants;
•potentially reduced demand for remittance services; and
•difficulty building and maintaining a network of sending and paying agents in a particular geographic area or with respect to a particular product offering.
We process remittances to Africa and Asia from the United States and also recently began offering sending services from Canada to Latin America and Africa. Additionally, we have expanded our product and service portfolio to include online payment options, pre-paid debit cards and direct deposit payroll cards, which may present different cost, demand, regulatory and risk profiles relative to our core remittance business. If we are unable to capitalize on these markets, or if we spend significant time and resources on expansion plans that fail or are delayed, our business will be adversely affected. Even if we are successful, we will be exposed to additional risks in these markets that we do not face in the United States or in our core remittance business, which could have an adverse effect on our business, financial condition and results of operations.
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
As the number of jurisdictions enacting privacy and related laws increases and the scope of these laws and enforcement efforts expands, we will increasingly become subject to new and varying requirements. For example, California enacted the CCPA, which became effective in January 2020. The CCPA requires covered companies to provide California consumers with new disclosures and expands the rights afforded to consumers regarding their data. The costs of compliance with, and other burdens imposed by, the CCPA and similar laws may limit the use and adoption of our products and services and/or require us to incur substantial compliance costs, which could have an adverse impact on our business. Failure to comply with existing or future data privacy and cybersecurity laws, regulations and requirements, including by reason of inadvertent disclosure of personal information, could result in significant adverse consequences, including reputational harm, civil litigation, regulatory enforcement, costs of remediation, increased expenses for security systems and personnel, harm to our consumers and harm to our agents.
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

Index
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
Our current risk management and compliance systems may not be able to exhaustively assess or mitigate all risks to which we are exposed from a transaction monitoring perspective.
We are engaged in ongoing efforts to enhance our risk management and compliance policies, procedures and systems to assure compliance with anti-money laundering laws and economic sanctions regulations. We have implemented, and are continuing to implement, policies, procedures and systems designed to address these laws and regulations, including monitoring on an automated and manual basis, the transactions processed through our systems and restricting business involving certain countries. However, the implementation of such policies, procedures and systems may be subject to human error. Further, we may be exposed to fraud or other misconduct committed by our employees, or other third parties, including but not limited to our customers and agents, or other events that are out of our control. Additionally, our risk management policies, procedures and systems are based upon our experience in the industry, and may not be adequate or effective in managing our future risk exposures or protecting us against unidentified or unanticipated risks, which could be significantly greater than those indicated by our past experience. As a result, we can offer no assurances that these policies, procedures and systems will be adequate to detect or prevent money laundering activity or OFAC violations. If any of these policies, procedures or systems do not operate properly, or are disabled, or are subject to intentional manipulation or inadvertent human error, we could suffer financial loss, a disruption of our business, regulatory intervention or reputational damage.
Our services might be used for illegal or improper purposes, such as consumer fraud or money laundering, which could expose us to additional liability.
Our services remain susceptible to potentially illegal or improper uses as criminals are using increasingly sophisticated methods to engage in illegal activities involving internet services and payment services, such as identity theft, fraud and paper instrument counterfeiting. As we make more of our services available online and via Internet-enabled mobile devices, we subject ourselves to new types of consumer fraud risk because requirements relating to consumer authentication are more complex with internet services and such other technologies. Additionally, it is possible that our agents could engage in fraud against consumers. We use a variety of tools to protect against fraud; however, these tools may not always be successful. Allegations of fraud may result in fines, settlements, litigation expenses and reputational damage.
Other illegal or improper uses of our services may include money laundering, terrorist financing, drug trafficking, human trafficking, illegal online gaming, romance and other online scams, illegal sexually-oriented services, prohibited sales of pharmaceuticals, fraudulent sale of goods or services, piracy of software, movies, music and other copyrighted or trademarked goods, unauthorized uses of credit and debit cards or bank accounts and similar misconduct. Users of our services also may encourage, promote, facilitate or instruct others to engage in illegal activities. If the measures we have taken are too restrictive and inadvertently screen proper transactions, this could diminish our customer experience which could harm our business. There is no assurance that the measures we have taken to detect and reduce the risk of this kind of conduct will stop all illegal or improper uses of our services. Our business could be harmed if customers use our system for illegal or improper purposes.
A breach of security in the systems on which we rely could adversely affect our reputation, business, financial condition and results of operations.
We rely on a variety of technologies to provide security for our systems. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments, including improper acts by third parties, may result in a compromise or breach of the security measures we use to protect our systems. We obtain, transmit and store confidential consumer, employer and agent information in connection with some of our services. These activities are subject to laws and regulations in the United States and other jurisdictions. The requirements imposed by these laws and regulations, which often differ materially among the many jurisdictions, are designed to protect the privacy of personal information and to prevent that information from being inappropriately disclosed. Any security breaches in our computer networks, databases or facilities could lead to the inappropriate use or disclosure of personal information, which could harm our business and reputation, adversely affect consumers’ confidence in our or our agents’ business, result in inquiries and fines or penalties from regulatory or governmental authorities, cause a loss of consumers, damage our reputation and subject us to lawsuits and subject us to potential financial losses. In addition, we may be required to expend significant capital and other resources to protect against these security breaches or to alleviate problems caused by these breaches. Our agents and third-party independent contractors may also experience security breaches involving the storage and transmission of our data as well as the ability to initiate unauthorized transactions. If users gain improper access to our, our agents’ or our third-party independent contractors’ computer networks or databases, they may be able to steal, publish, delete or modify confidential customer information or generate unauthorized money remittances. Such a breach could expose us to

Index
monetary liability, losses and legal proceedings, lead to reputational harm, cause a disruption in our operations, or make our consumers and agents less confident in our services.
Our business is particularly dependent on the efficient and uninterrupted operation of our information technology, computer network systems and data centers. Disruptions to these systems and data centers could adversely affect our business, financial condition and results of operations.
Our ability to provide reliable services largely depends on the efficient and uninterrupted operation of our computer network systems and data centers. Our business involves the movement of large sums of money and the management of data necessary to do so. The success of our business particularly depends upon the efficient and error-free handling of transactions and data. We rely on the ability of our employees and our internal systems and procedures to process these transactions in an efficient, uninterrupted and error-free manner.
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
Our money remittance business relies in part on the overall strength of economic conditions. Consumer money remittance transactions are affected by, among other things, employment opportunities and overall economic conditions. Additionally, consumers tend to be employed in industries such as construction, information, manufacturing, agriculture and certain service industries that tend to be cyclical and more significantly impacted by weak economic conditions than other industries. This may result in reduced job opportunities for our customers in the United States or other countries that are important to our business, which could adversely affect our business, financial condition and results of operations. In addition, increases in employment opportunities may lag other elements of any economic recovery.
If general market conditions in the United States or other countries important to our business were to deteriorate, our business, financial condition and results of operations could be adversely impacted. Our agents may have reduced sales or business as a result of weak economic conditions. As a result, our agents may reduce their number of locations, hours of operation, or cease doing business altogether. If our consumer transactions decline due to deteriorating economic conditions, we may be unable to timely and effectively reduce our operating costs or take other actions in response, which could adversely affect our business, financial condition and results of operations. Additionally, economic or political instability, wars, civil unrest, terrorism and natural disasters may make money transfers to, from or within a particular country more difficult. The inability to timely complete money transfers could adversely affect our business.
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

Index
A significant percentage of our banking relationships are concentrated in a few banks.
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
A significant portion of our paying agents are concentrated in a few large banks and financial institutions or large retail chains.
A substantial portion of our paying agents are concentrated in a few large banks and financial institutions and large retail chains. Because of the current concentration, if we lose an institution as a paying agent, which could be the result of many factors including, but not limited to, changes in regulation, our business, financial condition and results of operations could be adversely affected. Elektra, our largest paying agent by volume, accounted for approximately 18% of Intermex’s total remittance volume in fiscal year 2020. The loss of Elektra as one of our paying agents could have a material adverse impact on our business and results of operations.
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
•In the event of a major bank failure, we could face major risks to the recovery of our bank deposits used for the purpose of settling with our agents. A substantial portion of our cash and cash equivalents held at U.S. banks are not subject to federal deposit insurance protection against loss as they exceed the federal deposit insurance limit. Similarly, we hold cash and cash equivalents at foreign banks, which may not enjoy benefits such as the United States’ federal deposit insurance protection.
•We may be unable to borrow from financial institutions or institutional investors on favorable terms, or at all, which could adversely impact our ability to pursue our growth strategy and fund key strategic initiatives.
If financial liquidity deteriorates, there can be no assurance we will not experience an adverse effect, which may be material, on our ability to access capital or contingent liquidity sources.
Changes in banking industry regulation and practice could make it more difficult for us and our sending agents to maintain depository accounts with banks, which would harm our business.
The banking industry, in light of increased regulatory oversight, is continually examining its business relationships with companies that offer money remittance services and with retail agents that collect and remit cash collected from end consumers. Certain major national and international banks have withdrawn from providing service to money remittance services businesses. Should our existing relationship banks decide to not offer depository services to companies engaged in processing money remittance transactions, or to retail agents that collect and remit cash from end customers, our ability to complete money remittances, and to administer and collect fees from money remittance transactions, could be adversely affected.
Our regulatory status and the regulatory status of our agents as MSBs could affect our ability to offer our services. We also rely on bank accounts to provide our payment services. We and some of our agents may in the future have difficulty establishing or maintaining banking relationships due to the banks’ policies, including policies with respect to anti-money laundering. If we or a significant number of our agents are unable to maintain existing or establish new banking relationships, or if we or these agents face higher fees and other costs to maintain or establish new bank accounts, our ability and the ability of our agents to continue to offer our services may be adversely impacted.
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

Index
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
As a MSB, we are subject to reporting, recordkeeping and anti-money laundering provisions in the United States as well as many other jurisdictions. In the past few years there have been significant regulatory reviews and actions taken by U.S. and other regulators and law enforcement agencies against banks, MSBs and other financial institutions related to money laundering, and the trend appears to be greater scrutiny by regulators of potential money laundering activity through financial institutions. We are also subject to regulatory oversight and enforcement by FinCEN. Any determination that we have violated the anti-money-laundering laws could have an adverse effect on our business, financial condition and results of operations.
The Dodd-Frank Act increases the regulation and oversight of the financial services industry. The Dodd-Frank Act requires enforcement by various governmental agencies, including the CFPB. We could be subject to fines or other penalties if we are found to have violated the Dodd-Frank Act’s prohibition against unfair, deceptive or abusive acts or practices. The CFPB’s authority to change regulations adopted in the past by other regulators could increase our compliance costs and litigation exposure. Our litigation exposure may also be increased by the CFPB’s authority to limit or ban pre-dispute arbitration clauses. We may also be liable for failure of our agents to comply with the Dodd-Frank Act. The legislation and implementation of regulations associated with the Dodd-Frank Act have increased our costs of compliance and required changes in the way we and our agents conduct business. In addition, we are subject to

Index
periodic examination by the CFPB. These examinations may require us to change the way we conduct business or increase the costs of compliance.
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
Litigation or investigations involving us or our agents could result in material settlements, fines or penalties.
We have been, and in the future may be, subject to allegations and complaints that individuals or entities have used our money remittance services for fraud-induced money transfers, as well as certain money laundering activities, which may result in fines, penalties, judgments, settlements and litigation expenses. We also are the subject from time to time of litigation related to our business.
Regulatory and judicial proceedings and potential adverse developments in connection with ongoing litigation may adversely affect our business, financial condition and results of operations. There also may be adverse publicity associated with lawsuits and investigations that could decrease agent and consumer acceptance of our services. Additionally, our business has been in the past, and may be in the future, the subject of class action lawsuits, regulatory actions and investigations and other general litigation. The outcome of class action lawsuits, regulatory actions and investigations and other litigation is difficult to assess or quantify but may include substantial fines and expenses, as well as the revocation of required licenses or registrations or the loss of approved status, which could have a material and adverse effect on our business, financial position and results of operations or consumers’ confidence in our business. Plaintiffs or regulatory agencies in these lawsuits, actions or investigations may seek recovery of very large or indeterminate amounts, and the magnitude of these actions may remain unknown for substantial periods of time. The cost to defend or settle future lawsuits or investigations may be significant. In addition, improper activities, lawsuits or investigations involving our agents may adversely impact our business, financial condition and results of operations or reputation even if we are not directly involved.
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

Index
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
There can be no assurance that all of our employees and agents will abide by the policies and procedures we have implemented to promote compliance with local laws and regulations as well as U.S. laws and regulations, including FCPA and similar anti-corruption laws. If we are found to be liable for violations of the FCPA or similar anti-corruption laws in other jurisdictions, either due to our own or others’ acts or inadvertence, we could suffer, among other consequences, substantial civil and criminal penalties, including fines, incarceration, prohibitions or limitations on the conduct of our business, the loss of our financing facilities and significant reputational damage, any of which could have a material and adverse effect on our results of business, financial condition or results of operations.
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
Changes in U.S. tax laws could adversely affect our results of operations.
Changes in tax legislation by U.S. federal, state and local governments could impact our effective tax rates. If statutory tax rates are increased, our results of operations and cash flows could be adversely affected.
Our business and results of operations may be adversely affected by foreign political, economic and social instability risks, foreign currency restrictions and devaluation, and various local laws associated with doing business primarily in LAC countries.
We derive a substantial portion of our revenue from our money remittance transactions from the United States to the LAC corridor, particularly Mexico and Guatemala, and we are exposed to certain political, economic and other uncertainties not encountered in U.S. operations. LAC countries, in particular, have historically experienced uneven periods of economic growth, as well as recession, periods of high inflation and general economic and political instability. Additionally, as events in the LAC region have demonstrated, negative economic or political developments in one country in the region can lead to or exacerbate economic or political instability elsewhere in the region. Consequently, actions or events in LAC countries that are beyond our control could restrict our ability to operate there or otherwise adversely affect the profitability of those operations. Furthermore, changes in the business, regulatory or political climate in any of those

Index
countries, or significant fluctuations in currency exchange rates, could affect our ability to expand or continue our operations there, which could have a material and adverse impact on our business, financial condition and results of operations. In addition, we began offering remittances to Africa during 2019 and are now exposed to new political, economic and other uncertainties as a result of this geographic expansion, any of which could adversely impact our business, financial condition and results of operations.
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
•changes in political and economic conditions and potential instability in certain regions;
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

Index
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
We had approximately $89.4 million of indebtedness as of December 31, 2020, consisting of borrowings under the term loan facility. Our indebtedness could have important consequences to our investors, including, but not limited to:
•increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions;
•requiring the dedication of a substantial portion of our cash flow from operations to servicing debt;
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
In July 2017, the Financial Conduct Authority in the United Kingdom, which regulates the London Inter-bank Offered Rate (“LIBOR”), publicly announced that it will no longer compel or persuade banks to make LIBOR submissions after 2021. Recently, the date for certain LIBOR tenors has been extended to June 2023. These announcements are expected to practically end LIBOR rates beginning in 2022. While other alternatives have been proposed, it is unclear which, if any, alternative to LIBOR will be available and widely accepted in major financial markets. We currently have borrowings that are subject to LIBOR-based interest rates, including borrowings under our credit facility. Any alternative to replace LIBOR after 2021 may increase the costs associated with our credit facility.
Our Credit Agreement contains restrictive covenants that may impair our ability to conduct business.
The Credit Agreement contains operating covenants and financial covenants that may in each case limit management’s discretion with respect to certain business matters. Among other things, these covenants restrict our and our subsidiaries’ ability to grant additional liens, consolidate or merge with other entities, purchase or sell assets, declare dividends, incur additional debt, make advances, investments and loans, transact with affiliates, issue equity interests, modify organizational documents and engage in other business. We are required to comply with a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio. As a result of these covenants and restrictions, we may be limited in how we conduct our business and we may be unable to raise additional debt or other financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. Failure to comply with such restrictive covenants may lead to default and acceleration under our Credit Agreement and may impair our ability to conduct business. We may not be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants, which may result in foreclosure of our assets. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Intermex—Liquidity and Capital Resources” for more information.

Index
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
For as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies”, including not being required to obtain an assessment of the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, which we have elected to do.
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
The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If no or few securities or industry analysts commence coverage of the Company, our stock price would likely be less than that which we would obtain if we had such coverage and the liquidity, or trading volume of our common stock may be limited, making it more difficult for a stockholder to sell shares at an acceptable price or amount. If any analysts do cover the Company, their projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of research analysts covering us. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our share price or trading volume could decline.
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

Index
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
SPC Intermex, an affiliate of Stella Point, beneficially owns and has voting power over approximately 8.4% of our outstanding common stock as of December 31, 2020. Pursuant to the Shareholders Agreement, SPC Intermex has the right to designate eight of our directors until all the parties to the Shareholders Agreement hold, in aggregate, less than 10% of our outstanding common stock. SPC Intermex continues to be able to exert a significant degree of influence over the Company’s management and affairs and over matters requiring stockholder approval, including the election of directors and the approval of business combinations or dispositions and other extraordinary transactions. SPC Intermex also may have interests that differ from the interests of other holders of our common stock and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of the Company and may materially and adversely affect the market price of our common stock. In addition, Stella Point may in the future own businesses that directly compete with the business of the Company.
Certain of our directors have relationships with Stella Point, which may cause conflicts of interest with respect to our business.
As of the filing date of this Annual Report on Form 10-K, two of our eight directors are affiliated with Stella Point. Stella Point affiliated directors have fiduciary duties to us and, in addition, have duties to their respective funds. As a result, these directors may face real or apparent conflicts of interest with respect to matters affecting both us and their funds, whose interests may be adverse to ours in some circumstances.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

Index

ITEM 2.    PROPERTIES
Our leased corporate offices are located in Miami, Florida. In addition, we lease three other facilities in Miami, Florida. As of December 31, 2020, we lease 34 Company-operated stores all located in the United States. We have two international customer service centers located in Guatemala City, Guatemala and Puebla, Mexico where our employees answer operational questions from agents and customers. Our owned and leased facilities are used for operational, sales and administrative purposes in support of our business, and are all currently being utilized as intended.
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
Reference is made to Note 17 – Commitments and Contingencies in the Consolidated Financial Statements of International Money Express, Inc. contained elsewhere in this Annual Report on Form 10–K for information regarding certain legal proceedings to which we are a party, which information is incorporated by reference herein.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

Index
PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for the Company’s Common Stock
Our common stock trades on the Nasdaq Capital Market under the symbol “IMXI”.
As of March 5, 2021, there were 151 holders of record of our common stock.
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
Equity Compensation Plan Information
The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Form 10-K.
Performance Graph
The Company’s peer group (“Peer Group”) consists of publicly-traded companies that are in the money remittance and payment industries and is comprised of the following: MoneyGram, Euronet, and Western Union.
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividends reinvested basis, for (1) the Company’s common stock, (2) the Total Return Index for U.S. Companies traded on the Nasdaq Global Select Market (“CRSP NASDAQ Stock Market (US Companies)”) and (3) our Peer Group, for the period from July 27, 2018 (the first day our common stock was separately traded) through December 31, 2020. The graph assumes the value of the investment in our common stock and each index was $100 on July 27, 2018 and that all dividends were reinvested. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. Historic stock price performance is not necessarily indicative of future stock price performance.
COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG INTERNATIONAL MONEY EXPRESS, INC.,
NASDAQ INDEX AND PEER GROUP INDEX

The following table is a summary of the monthly cumulative total return for the day our stock began trading on the Nasdaq through each of the dates shown below:

	7/27/2018	9/30/2018	12/31/2018	3/31/2019	6/30/2019	9/30/2019	12/31/2019	3/31/2020	6/30/2020	9/30/2020	12/31/2020
IMXI	100	120.20	119.60	116.60	141.00	137.40	120.40	91.30	124.60	143.65	155.20
NASDAQ Stock Market (US Companies)	100	104.50	86.94	100.98	105.35	105.68	118.33	102.60	133.26	148.15	170.32
Peer Group	100	98.76	92.46	112.47	127.38	130.10	145.31	90.61	107.00	105.02	130.19

NOTE: Index Data: Calculated (or Derived) based from CRSP NASDAQ Stock Market (US Companies), Center for Research in Security Prices (CRSP®), Graduate School of Business, The University of Chicago. Copyright 2021. Used with permission. All rights reserved.
NOTE: Corporate Performance Graph with peer group uses peer group only performance (excludes only company).
The graph is furnished and shall not be deemed “filed” with the SEC or subject to Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
Recent Sales of Unregistered Securities
None.
Repurchases of Equity Securities of the Issuer
During the quarter ended December 31, 2020, we did not repurchase any of our outstanding securities.

Index
ITEM 6.    SELECTED FINANCIAL DATA
Reserved.

Index
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Annual Report on Form 10-K. See “Special Note Regarding Forward-Looking Statements” for additional factors relating to such statements and see “Risk Factors” included in Item 1A of this Annual Report on Form 10-K. Past operating results are not necessarily indicative of operating results in any future periods.
COVID-19 Update
During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The pandemic has had and continues to have a significant effect on economic conditions in the United States of America (“United States” or “U.S.”), as the efforts of federal, state, local and foreign governments to react to the public health crisis with mitigation measures have created and continue to cause significant uncertainties in the U.S. and global economy. The extent to which the COVID-19 pandemic affects our business, operations and financial results depends, and will continue to depend, on numerous evolving factors that we may not be able to accurately predict such as further government and health authorities restrictions, progress in and effectiveness of vaccination efforts in the United States or in the countries in which we operate and conduct business.
In response to the pandemic, our top priority has been to take appropriate actions to protect the health and safety of our employees. We have adjusted standard operating procedures within our business operations to ensure continued worker safety, and are continually monitoring evolving health guidelines and responding to changes as appropriate. These procedures include reconfiguring facilities to reduce employee density, expanded and more frequent cleaning within facilities, implementation of appropriate and mandated distancing programs, employee temperature monitoring and requiring use of certain personal protective equipment at our U.S. headquarters and call centers in Mexico and Guatemala. As of December 31, 2020, all of our facilities are open and operating with adjustments to ensure social distancing and facial covering requirements established by state and local regulations.
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
The operational changes noted above had only a limited effect on the Company’s financial results. Although we saw a slight year-over-year decrease in our volume of transactions at the beginning of the pandemic, the year ended December 31, 2020 has shown a year-over-year increase in both dollar volume and transactions, including all-time highs for one-month sales in August and again in October, as well as a quarterly record for sales in the fourth quarter of 2020. The economic effects of the pandemic caused increased foreign exchange volatility, particularly with respect to the Mexican peso, which has created additional operational challenges; however, the overall effect on our results of operations to date has been positive. Despite positive trends during the second half of the year, we continue to monitor this evolving pandemic and its potential effects on the Company’s operations.
Although governmental authorities took measures that restricted the normal course of operations of businesses and consumers that were in place for much of the year ended December 31, 2020, the Company and our sending agents are considered essential businesses under current governmental guidance and such measures did not have a material adverse effect on the Company’s financial condition, results of operations and cash flows for the year ended December 31, 2020. Notwithstanding the foregoing, the Company’s business is dependent upon the willingness and ability of its employees, network of agents and consumers to conduct money transfer services and the ultimate effects of the economic disruption caused by the pandemic and responses thereto. Although the Company’s operations continued effectively despite social distancing and other measures taken in response to the pandemic, the ultimate impact of the COVID-19 pandemic on our financial condition, results of operations and cash flows is subject to future developments, including the duration of the pandemic and the related extent of its severity, as well as its impact on the economic conditions, particularly the level of unemployment of our customers, which remain uncertain and cannot be predicted at this time. If the global response to contain and remedy the COVID-19 pandemic escalates further or is unsuccessful, or if governmental decisions to ease pandemic related restrictions are ineffective, premature or counterproductive, the Company could experience a material adverse effect on its financial condition, results of operations and cash flows.

Index
Further quantification and discussion of these pandemic related effects, to the extent relevant and material, are included in the discussion of results of operations below.
Overview
We are a rapidly growing and leading money remittance services company focused primarily on the United States to Latin America and the Caribbean (“LAC”) corridor, which includes Mexico, Central and South America and the Caribbean. In 2019, we expanded our services to allow remittances to Africa from the United States and also began offering sending services from Canada to Latin America and Africa. We utilize our proprietary technology to deliver convenient, reliable and value-added services to our customers through a broad network of sending and paying agents. Our remittance services, which include a comprehensive suite of ancillary financial processing solutions and payment services, are available in all 50 states in the U.S., Washington D.C., Puerto Rico and 13 provinces in Canada, where customers can send money to beneficiaries in 17 LAC countries, seven countries in Africa and two countries in Asia. Our services are accessible in person through over 100,000 independent sending and paying agents and 34 Company-operated stores, as well as online and via Internet-enabled mobile devices. Additionally, we have expanded our product and service portfolio to include online payment options, pre-paid debit cards and direct deposit payroll cards, which may present different cost, demand, regulatory and risk profiles relative to our core remittance business.
Money remittance services to LAC countries, primarily Mexico and Guatemala, are the primary source of our revenue. These services involve the movement of funds on behalf of an originating customer for receipt by a designated beneficiary at a designated receiving location. Our remittances to LAC countries are primarily generated in the United States by customers with roots in Latin American and Caribbean countries, many of whom do not have an existing relationship with a traditional full-service financial institution capable of providing the services we offer. We provide these customers with flexibility and convenience to help them meet their financial needs. We believe many of our customers who use our services may have access to traditional banking services, but prefer to use our services based on reliability, convenience and value. We generate money remittance revenue from fees paid by our customers (i.e., the senders of funds), which we share with our sending agents in the originating country and our paying agents in the destination country. Remittances paid in local currencies that are not pegged to the U.S. dollar can also generate revenue through if we are successful in our daily management of currency exchange spreads.
Our money remittance services enable our customers to send funds through our broad network of locations in the United States and Canada that are primarily operated by third-party businesses, as well as through our Company-operated stores. Transactions are processed and payment is collected by our agent (“sending agent(s)”) and those funds become available for pickup by the beneficiary at the designated destination, usually within minutes, at any Intermex payer location (“paying agent(s)”). We refer to our sending agents and our paying agents collectively as agents. In addition, our services are offered digitally through Intermexonline.com and via Internet-enabled mobile devices. During the three years ended December 31, 2020, we have grown our agent network by approximately 40% and increased our remittance transactions volume by more than 33%. In 2020, we processed approximately 32 million remittances, representing over 12% growth in transactions as compared to 2019.
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
•changes in U.S. tax laws;
•political instability, currency restrictions and volatility in countries in which we operate or plan to operate;
•consumer fraud and other risks relating to customer authentication;
•weakness in U.S. or international economic conditions;
•changes in immigration laws and their enforcement;
•our ability to protect our brand and intellectual property rights; and
•our ability to retain key personnel.
Throughout 2020, Latin American political and economic conditions have remained unstable, as evidenced by high unemployment rates in key markets, currency reserves, currency controls, restricted lending activity, weak currencies, low consumer confidence, some of which reflect the impact of the COVID-19 pandemic, among other factors. Specifically, continued political and economic unrest in parts of Mexico and some countries in South America contributed to volatility. Our business has generally been resilient during times of economic instability as money remittances are essential to many recipients, with the funds used by the receiving parties for their daily needs; however, long-term sustained appreciation of the Mexican peso or Guatemalan quetzal as compared to the U.S. Dollar could negatively affect our revenues and profitability.
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
We maintain a regulatory compliance department, under the direction of our Chief Compliance Officer, whose responsibility is to monitor transactions, detect suspicious activity, maintain financial records and train our employees and agents. An independent third-party consulting firm periodically reviews our policies and procedures to ensure the efficacy of our anti-money laundering and regulatory compliance program.
The market for money remittance services is very competitive. Our competitors include a small number of large money remittance providers, financial institutions, banks and a large number of small niche money remittance service providers that serve select regions. We compete with larger companies, such as Western Union, MoneyGram and Euronet, and a number of other smaller MSB entities. We generally compete for money remittance agents on the basis of value, service, quality, technical and operational differences, commission structure and marketing efforts. As a philosophy, we sell credible solutions to our sending agents, not discounts or higher commissions, as is typical for the industry. We compete for money remittance customers on the basis of trust, convenience, service, efficiency of outlets, value, technology and brand recognition.

Index
We have encountered and continue to expect to encounter increasing competition as new electronic platforms emerge that enable customers to send and receive money through a variety of channels, but we do not expect adoption rates to be as significant in the near term for the customer segment we serve. Regardless, we continue to innovate in the industry by differentiating our money remittance business through programs to foster loyalty among agents as well as customers and have expanded our channels through which our services are accessed to include online and mobile offerings which are experiencing customer adoption.
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
•an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies; and
•an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or communication of Critical Audit Matters (“CAMs”) in the auditor’s report. A CAM is defined as any matter arising from the audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements; and (2) involves especially challenging, subjective, or complex auditor judgment.

We will remain an “emerging growth company” until the earlier of (1) the earliest of the last day of the fiscal year (a) following January 19, 2022, the fifth anniversary of us becoming a publicly-traded company, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. As of June 30, 2020, the market value of our common stock that is held by non-affiliates approximated $307.5 million.

The Merger
As discussed in Part I of this Annual Report on Form 10-K, the Merger was completed on July 26, 2018 (the “Closing Date”) and was accounted for as a reverse recapitalization where FinTech was treated as the “acquired” company for financial reporting purposes. Accordingly, the Merger was treated as the equivalent of Intermex issuing stock for the net assets of FinTech, accompanied by a recapitalization. The net assets of FinTech were stated at historical cost, with no goodwill or other intangible assets resulting from the Merger. The consolidated assets, liabilities and results of operations prior to the Closing Date of the Merger are those of Intermex, and FinTech’s assets, liabilities and results of operations are consolidated with Intermex beginning on the Closing Date. The shares and corresponding capital amounts included in common stock and additional paid-in capital, pre-merger, have been retroactively restated as shares reflecting the exchange ratio in the Merger for all periods. The historical financial information and operating results of FinTech prior to the Merger have not been separately presented in this Annual Report as they were not significant or meaningful.

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

After the completion of the transactions on the Closing Date, there were 36.2 million shares of International Money Express, Inc. outstanding common stock, warrants to purchase 9 million shares of common stock (“Warrants”) and 3.4 million shares reserved for issuance under the International Money Express, Inc. 2018 Equity Compensation Plan, of which stock options to purchase 2.8 million shares of common stock and restricted stock units in respect of 21.2 thousand shares of common stock were granted to employees and independent directors of the Company in connection with the completion of the transaction. All of the Warrants were eliminated following the Closing Date through a tender offer and mandatory conversion that resulted in the issuance, between April and May of 2019, of approximately 1.8 million shares of common stock and the payment by the Company of approximately $10.0 million in cash in exchange for the Warrants tendered in the tender offer (the “Warrants Offer”). These transactions resulted in the Company having a total of approximately 38.0 million shares of Common Stock outstanding following the issuance.

Secondary Offerings
In September 2020 and September 2019, the Company conducted underwritten secondary public offerings in which certain selling stockholders sold an aggregate of 5.7 million shares of the Company’s common stock at a price to the public of $13.50 per share and 6.0 million shares of the Company’s common stock at a price to the public of $12.75 per share, respectively. The Company did not receive any proceeds from these sales of common stock.

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
Operating Expenses
Service Charges from Agents and Banks
Service charges and fees primarily consist of agent commissions and bank fees. Service charges and fees vary based on agent commission percentages and the amount of fees charged by the banks. Sending agents earn a commission on each transaction they process of approximately 50% of the transaction fee. Service charges and fees may increase if banks or payer organizations increase their fee structure or sending agents use higher fee methods to remit funds to us. Service charges also vary based on the method the customer selects to send the transfer and the payer organization that facilitates the transaction.
Salaries and Benefits
Salaries and benefits include cash and share-based compensation associated with our corporate employees and sales team as well as employees at our Company-operated stores. Corporate employees include management, customer service, compliance, information technology, finance and human resources. Our sales team, located throughout the United States and Canada, is focused on supporting and growing our sending agent network. Share-based compensation is recognized as an expense on a straight-line basis over the requisite service period; unrecognized compensation expense related to options and restricted stock units (“RSUs”) of approximately $6.3 million is expected to be recognized over a weighted-average period of 2.2 years.
Other Selling, General and Administrative
General and administrative expenses primarily consist of fixed overhead expenses associated with our operations, such as information technology, rent, insurance, professional services, non-income taxes, facilities maintenance and other similar types of expenses. A portion of these expenses relate to our Company-operated stores; however, the majority relate to the overall business and compliance requirements of a regulated publicly traded financial services company. Selling expenses include expenses such as advertising and promotion, provision for bad debt and expenses associated with increasing our network of agents. These expenses are expected to continue to increase at a slower pace than our increase in revenues.
Transaction Costs
We incurred transaction costs associated with the Merger in 2018. These costs included all internal and external costs directly related to the transaction, consisting primarily of legal, consulting, accounting, advisory fees and certain incentive bonuses. Due to their significance, they are presented separately in our consolidated financial statements. There were no similar transaction costs incurred in 2020 and 2019.
Depreciation and Amortization
Depreciation largely consists of depreciation of computer equipment and software that supports our technology platform. Amortization of intangible assets is primarily related to our agent relationships, trade name and developed technology.

Index
Non-Operating Expenses
Interest Expense
Interest expense consists primarily of interest associated with our debt, which consists of a term loan and revolving credit facility. The effective interest rates for the year ended December 31, 2020 for the term loan facility and revolving credit facility were 5.78% and 1.00%, respectively. Interest on the term loan and revolving credit facilities is determined by reference to either LIBOR or a “base rate”, in each case, plus an applicable margin of 4.50% per annum for LIBOR loans or 3.50% per annum for base rate loans. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum.
Income tax provision
Our income tax provision includes the expected benefit of all deferred tax assets, including our net operating loss carryforwards. With few exceptions, our net operating loss carryforwards will expire from 2029 through 2037. After consideration of all evidence, both positive and negative, management has determined that no valuation allowance is required at December 31, 2020 on the Company’s U.S. federal or state deferred tax assets; however, a valuation allowance of $0.2 million as of December 31, 2020 has been recorded on deferred tax assets associated with Canadian net operating loss carryforwards. Our income tax provision reflects the effects of state taxes, non-deductible expenses, share-based compensation expenses, and foreign tax rates applicable to the Company’s foreign subsidiaries that are higher or lower than the U.S. statutory rate. The Tax Cuts and Jobs Act, enacted in December 2017, reduced our federal corporate tax rate from 34% to 21% beginning in 2018.
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

Index
Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

	Year Ended December 31,
(in thousands, except for share data)	2020	2019	2018
Revenues:
Wire transfer and money order fees, net	$307,909	$273,081	$232,380
Foreign exchange gain, net	46,763	44,268	39,765
Other income	2,537	2,252	1,756
Total revenues	357,209	319,601	273,901

Operating expenses:
Service charges from agents and banks	238,597	212,670	182,471
Salaries and benefits	32,831	30,705	32,926
Other selling, general and administrative expenses	22,086	27,095	19,442
Transaction costs	—	—	10,319
Depreciation and amortization	10,828	12,689	15,671
Total operating expenses	304,342	283,159	260,829

Operating income	52,867	36,442	13,072

Interest expense	6,566	8,510	18,448

Income (loss) before income taxes	46,301	27,932	(5,376)

Income tax provision	12,517	8,323	1,868

Net income (loss)	$33,784	$19,609	$(7,244)

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Revenues
Revenues for the above periods are presented below:

	Year Ended December 31,
($ in thousands)	2020	% of Revenues	2019	% of Revenues
Revenues:
Wire transfer and money order fees, net	$307,909	86%	$273,081	85%
Foreign exchange gain, net	46,763	13%	44,268	14%
Other income	2,537	1%	2,252	1%
Total revenues	$357,209	100%	$319,601	100%
Wire transfer and money order fees, net of $307.9 million, for the year ended December 31, 2020 increased by $34.8 million from $273.1 million for the year ended December 31, 2019. This increase of $34.8 million was primarily due to a 18% increase in transaction volume largely due to the continued growth in our agent network, which grew by 5% from December 2019 to December 2020.
Revenues from foreign exchange gain, net of $46.8 million for the year ended December 31, 2020 increased by $2.5 million from $44.3 million for the year ended December 31, 2019. This increase was primarily due to higher transaction volume achieved by growth in our agent network and a higher average amount sent by our customers as a result of increased foreign exchange volatility during the year.

Index
Operating Expenses
Operating expenses for the above periods are presented below:

	Year Ended December 31,
($ in thousands)	2020	% of Revenues	2019	% of Revenues
Operating expenses:
Service charges from agents and banks	$238,597	67%	$212,670	67%
Salaries and benefits	32,831	9%	30,705	10%
Other selling, general and administrative expenses	22,086	6%	27,095	8%
Depreciation and amortization	10,828	3%	12,689	4%
Total operating expenses	$304,342	85%	$283,159	89%
Service charges from agents and banks— Service charges from agents and banks were $238.6 million for the year ended December 31, 2020 compared to $212.7 million for the year ended December 31, 2019. The increase of $25.9 million, or 12%, was primarily due to the increase in transaction volume described above.
Salaries and benefits— Salaries and benefits were $32.8 million for the year ended December 31, 2020, which represented an increase of $2.1 million from $30.7 million for the year ended December 31, 2019. The increase of $2.1 million is primarily due to $1.9 million in increased wages, largely in management and other areas, to support the continued growth of our business and $0.6 million increase in share-based compensation. These increases are partially offset by a $0.4 million decrease in commission expense for our representatives primarily due to a lower than expected gross margin achieved compared to established goals.
Other selling, general and administrative expenses— Other selling, general and administrative expenses of $22.1 million for the year ended December 31, 2020 decreased by $5.0 million from $27.1 million for the year ended December 31, 2019.
The decrease was the result of:
•$3.7 million - nonrecurrence of settlement and legal fees associated with a Telephone Consumer Protection Act of 1991 (“TCPA”) class action lawsuit in 2019;
•$1.2 million - primarily lower legal and professional fees in connection with the 2020 secondary offering of the Company’s common stock as compared to the 2019 fees, as well as the fees related to the Warrants Offer in 2019;
•$1.1 million - decrease in travel expenses due to reduced employee travel due to the COVID-19 pandemic; and
•$0.9 million - reduction in advertising and promotion expense due to a change in marketing strategy.

These decreases were partially offset by:

•$1.0 million - higher IT related expenses incurred to sustain our business expansion;
•$0.4 million - higher rent and other operating expenses;
•$0.3 million - loss incurred in the closure of a financial institution in Mexico; and
•$0.2 million - higher provision for bad debt as a result of higher account receivable balances due to the increase in volume.

Depreciation and amortization— Depreciation and amortization of $10.8 million for the year ended December 31, 2020 decreased by $1.9 million from $12.7 million for the year ended December 31, 2019. This decrease is mainly due to $2.4 million less amortization related to the trade name, developed technology and agent relationships during the year ended December 31, 2020 as these intangibles are being amortized on an accelerated basis, which declines over time. This decrease was partially offset by an increase in depreciation of $0.5 million associated primarily with additional computer equipment to support our growing business and agent network.
Non-Operating Expenses
Interest expense— Interest expense was $6.6 million for the year ended December 31, 2020, a decrease of $1.9 million from $8.5 million for the year ended December 31, 2019. The decrease was primarily due to a reduction in interest rates paid under the Credit Agreement (as defined below) and lower drawings under the revolving credit facility.
Income tax provision— Income tax provision was $12.5 million for the year ended December 31, 2020, an increase of $4.2 million from an income tax provision of $8.3 million for the year ended December 31, 2019. The increase in the income tax provision was mainly attributable to higher taxable income resulting from higher revenues.

Index
Net Income
We reported net income of $33.8 million for the year ended December 31, 2020 compared to net income of $19.6 million for the year ended December 31, 2019, which resulted in an increase of $14.2 million due to the same factors discussed above.
Earnings per Share
Earnings per Share - Basic for the year ended December 31, 2020 was $0.89, representing an increase of $0.37, or 71.2%, compared to $0.52 for the year ended December 31, 2019 due to the same factors discussed above.
Earnings per Share - Diluted for the year ended December 31, 2020 was $0.88, representing an increase of $0.36, or 69.2%, compared to $0.52 for the year ended December 31, 2019 due to the same factors discussed above.
Non-GAAP Financial Measures
We use Adjusted Net Income, Adjusted Earnings Per Share and Adjusted EBITDA to evaluate our performance, both internally and as compared with our peers, because these measures exclude certain items that may not be indicative of our core operating results, as well as items that can vary widely among companies within our industry. For example, non-cash compensation costs can be subject to volatility from changes in the market price per share of our common stock or variations in the value and number of shares granted, and amortization of intangible assets is subject to acquisition activity, which varies from period to period and amortization of intangibles expense is primarily related to the effects of push down accounting resulting from acquisitions.
We present these non-GAAP financial measures because we believe they are frequently used by analysts, investors and other interested parties to evaluate companies in our industry. Furthermore, we believe they are helpful in highlighting trends in our operating results by focusing on our core operating results and are useful to evaluate our performance in conjunction with our GAAP financial measures. Adjusted Net Income, Adjusted Earnings Per Share and Adjusted EBITDA are non-GAAP financial measures and should not be considered as an alternative to operating income, net income or earnings per share as a measure of operating performance or cash flows or as a measure of liquidity. Non-GAAP financial measures are not necessarily calculated the same way by different companies and should not be considered a substitute for or superior to GAAP measures.
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

Index
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
Adjusted Net Income for the year ended December 31, 2020 was $42.3 million, representing an increase of $9.7 million, or 30.0%, from Adjusted Net Income of $32.6 million for the year ended December 31, 2019. The increase in Adjusted Net Income was primarily due to the increase in revenues of $37.6 million, offset primarily by an increase in service charges from agents and banks of $25.9 million due to higher transaction volume.
The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted Net Income:

	Year Ended December 31,
(in thousands, except for share data)	2020	2019

Net Income	$33,784	$19,609

Adjusted for:
Share-based compensation (a)	3,237	2,609
Offering costs (b)	509	1,669
TCPA Settlement (c)	60	3,736
Loss on bank closure (d)	252	—
Other employee severance (e)	—	172
Other charges and expenses (f)	637	305
Amortization of intangibles (g)	6,841	9,248
Income tax benefit related to adjustments (h)	(2,981)	(4,789)
Adjusted Net Income	$42,339	$32,559

Adjusted Earnings per share
Basic	$1.11	$0.87
Diluted	$1.10	$0.87

Weighted-average common shares outstanding
Basic	38,060,290	37,428,345
Diluted	38,358,171	37,594,158

(a)Stock options and restricted stock were granted to employees and independent directors of the Company.
(b)Represents expenses incurred for professional and legal fees in connection with secondary offerings for the Company’s common stock and Warrants Offer.
(c)Represents legal fees and charge for the settlement of a class action lawsuit related to the TCPA.
(d)Represents a loss incurred in 2020 related to the closure of a financial institution in Mexico.
(e)Represents severance costs incurred during 2019 related to departmental changes.
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

Index
Adjusted Earnings per Share - Basic (previously defined and used as described above) for the year ended December 31, 2020 was $1.11, representing an increase of $0.24, or 27.6%, compared to $0.87 for the year ended December 31, 2019.
Adjusted Earnings per Share - Diluted (previously defined and used as described above) for the year ended December 31, 2020 was $1.10, representing an increase of $0.23, or 26.4%, compared to $0.87 for the year ended December 31, 2019.
The following table presents the reconciliation of GAAP Earnings per Share, our closest GAAP measure, to Adjusted Earnings per Share:

	Year Ended December 31,
	2020		2019
	Basic	Diluted	Basic and Diluted
GAAP Earnings per Share	$0.89	$0.88	$0.52
Adjusted for:
Share-based compensation	0.09	0.08	0.07
Offering costs	0.01	0.01	0.04
TCPA settlement	NM	NM	0.10
Loss on bank closure	0.01	0.01	—
Other employee severance	—	—	NM
Other charges and expenses	0.02	0.02	0.01
Amortization of intangibles	0.18	0.18	0.25
Income tax benefit related to adjustments	(0.08)	(0.08)	(0.13)
Adjusted Earnings per Share	$1.11	$1.10	$0.87

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
Adjusted EBITDA for the year ended December 31, 2020 was $68.4 million, representing an increase of $10.8 million, or 18.7%, from $57.6 million for the year ended December 31, 2019. The increase in Adjusted EBITDA was primarily due to the increase in revenues of $37.6 million, offset by an increase in service charges from agents and banks of $25.9 million due to an increase in volume transaction as well as increases in other operating expenses to support the growth in our business.
The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted EBITDA:

Index

	Year Ended December 31,
(in thousands)	2020	2019

Net Income	$33,784	$19,609

Adjusted for:
Interest expense	6,566	8,510
Income tax provision	12,517	8,323
Depreciation and amortization	10,828	12,689
EBITDA	63,695	49,131
Share-based compensation (a)	3,237	2,609
Offering costs (b)	509	1,669
TCPA Settlement (c)	60	3,736
Loss on bank closure (d)	252	—
Other employee severance (e)	—	172
Other charges and expenses (f)	637	305
Adjusted EBITDA	$68,390	$57,622
(a)Stock options and restricted stock were granted to employees and independent directors of the Company.
(b)Represents expenses incurred for professional and legal fees in connection with secondary offerings for the Company’s common stock and Warrants Offer.
(c)Represents legal fees and charge for the settlement of a class action lawsuit related to the TCPA.
(d)Represents a loss incurred in 2020 related to the closure of a financial institution in Mexico.
(e)Represents severance costs incurred during 2019 related to departmental changes
(f)Includes loss on disposal of fixed assets and foreign currency (gains) losses.

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Revenues
Revenues for the above periods are presented below:

	Year Ended December 31,
($ in thousands)	2019	% of Revenues	2018	% of Revenues
Revenues:
Wire transfer and money order fees, net	$273,081	85%	$232,380	84%
Foreign exchange gain, net	44,268	14%	39,765	15%
Other income	2,252	1%	1,756	1%
Total revenues	$319,601	100%	$273,901	100%

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

Index
Operating Expenses
Operating expenses for the above periods are presented below:

	Year Ended December 31,
($ in thousands)	2019	% of Revenues	2018	% of Revenues
Operating expenses:
Service charges from agents and banks	$212,670	67%	$182,471	67%
Salaries and benefits	30,705	10%	32,926	12%
Other selling, general and administrative expenses	27,095	8%	19,442	7%
Transaction costs	—	—	10,319	4%
Depreciation and amortization	12,689	4%	15,671	6%
Total operating expenses	$283,159	89%	$260,829	96%
Service charges from agents and banks— Service charges from agents and banks were $212.7 million for the year ended December 31, 2019 compared to $182.5 million for the year ended December 31, 2018. The increase of $30.2 million, or 17%, million was primarily due to the increase in transaction volume.
Salaries and benefits— Salaries and benefits were $30.7 million for the year ended December 31, 2019, which represented a decrease of $2.2 million from $32.9 million for the year ended December 31, 2018. The decrease of $2.2 million is primarily due to $4.7 million of share-based compensation in the year ended December 31, 2018 related to the accelerated vesting of incentive units in connection with the Merger that did not reoccur in 2019. This decrease during the year ended December 31, 2019 was offset by $1.0 million in increased wages, largely in management and other areas to support our growing operations and a $1.5 million increase related to share-based compensation.
Other selling, general and administrative expenses— Other selling, general and administrative expenses of $27.1 million for the year ended December 31, 2019 increased by $7.7 million from $19.4 million for the year ended December 31, 2018.
The increase was the result of:
•$3.7 million - settlement and legal fees associated with a TCPA class action lawsuit;
•$1.8 million - legal and other professional fees associated with the Company’s SEC filings, including the Warrants Offer and a secondary offering in 2019 of the Company’s common stock;
•$1.1 million - higher insurance premiums, property taxes and other operating expenses; and
•$1.1 million - higher IT related expenses incurred to sustain our business expansion.

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
Income tax provision— Income tax provision was $8.3 million for the year ended December 31, 2019, an increase of $6.4 million from an income tax provision of $1.9 million for the year ended December 31, 2018. The increase in the income tax provision was mainly due to an $8.5 million increase attributable to higher taxable income, offset by $1.6 million less non-deductible expenses and $0.5 million of write-offs of transaction costs and net operating losses and other items.

Index
Net Income (Loss)
We reported net income of $19.6 million for the year ended December 31, 2019 compared to net loss of $7.2 million for the year ended December 31, 2018, which resulted in an increase of $26.8 million due primarily to the same factors discussed above.
Earnings (Loss) per Share
Earnings per Share - Basic and Diluted for the year ended December 31, 2019 was $0.52, representing an increase of $0.80, or 285.7%, compared to a Loss per Share - Basic and Diluted of $0.28 for the year ended December 31, 2018 due primarily to the same factors discussed above.
Non-GAAP Financial Measures
Adjusted Net Income and Adjusted Earnings per Share
Adjusted Net Income (previously defined and used as described above) for the year ended December 31, 2019 was $32.6 million, representing an increase of $14.2 million, or 77%, from Adjusted Net Income of $18.4 million for the year ended December 31, 2018. The increase in Adjusted Net Income was primarily due to the increase in revenues of $45.7 million and a decrease in interest expense and salaries and benefits, offset by an increase in service charges from agents and banks of $30.2 million as well as increases in other operating expenses to support the growth in our business.
The following table presents the reconciliation of Net Income (Loss), our closest GAAP measure, to Adjusted Net Income:

	Year Ended December 31,
(in thousands, except for share data)	2019	2018

Net Income (Loss)	$19,609	$(7,244)

Adjusted for:
Transaction costs (a)	—	10,319
Incentive units plan (b)	—	4,735
Share-based compensation (c)	2,609	1,091
Offering costs (d)	1,669	—
Transition expenses (e)	—	348
Management fee (f)	—	585
TCPA Settlement (g)	3,736	192
Costs related to registering stock underlying warrants (h)	—	615
Other employee severance (i)	172	106
Other charges and expenses (j)	305	410
Amortization of intangibles (k)	9,248	12,392
Income tax benefit related to adjustments (l)	(4,789)	(5,187)
Adjusted Net Income	$32,559	$18,362

Adjusted Earnings per share
Basic and diluted	$0.87	$0.72

Weighted-average common shares outstanding
Basic	37,428,345	25,484,386
Diluted	37,594,158	25,484,386

(a)Represents direct costs related to the Merger, which consist primarily of legal, consulting, accounting, advisory fees and certain incentive bonuses.
(b)In connection with the Merger, incentive units were granted to our employees, which became fully vested and were paid out upon the closing of the Merger.
(c)Stock options and restricted stock were granted to employees and independent directors of the Company.

Index
(d)Represents expenses incurred for professional and legal fees in connection with a secondary offering of the Company’s common stock and the Warrants Offer.
(e)Represents recruiting fees and severance costs related to managerial changes in connection with becoming a publicly-traded company in 2018.
(f)Represents payments under a management agreement with a related party pursuant to which we paid a quarterly fee for certain advisory and consulting services. In connection with the Merger, this agreement was terminated.
(g)Represents legal fees and charges for settlement of class action lawsuits related to the TCPA.
(h)Represents professional fees in connection with the registration of common stock underlying outstanding warrants.
(i)Represents severance costs incurred related to departmental changes.
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

Adjusted Earnings per Share - Basic and Diluted (previously defined and used as described above) for the year ended December 31, 2019 was $0.87, representing an increase of $0.15, or 20.8%, compared to $0.72 for the year ended December 31, 2018.
The following table presents the reconciliation of GAAP Earnings per Share, our closest GAAP measure, to Adjusted Earnings per Share:

	Year Ended December 31,
	2019	2018
	Basic and Diluted	Basic and Diluted
GAAP Earnings (loss) per Share	$0.52	$(0.28)
Adjusted for:
Transaction costs	—	0.40
Incentive units plan	—	0.19
Share-based compensation	0.07	0.04
Offering costs	0.04	—
Transition expenses	—	0.01
Management fee	—	0.02
TCPA Settlement	0.10	0.01
Costs related to registering stock underlying warrants	—	0.02
Other employee severance	NM	NM
Other charges and expenses	0.01	0.02
Amortization of intangibles	0.25	0.49
Income tax benefit related to adjustments	(0.13)	(0.20)
Adjusted Earnings per Share	$0.87	$0.72

NM - Per share amounts are not meaningful.
The table above may contain slight summation differences due to rounding.

Index
Adjusted EBITDA
Adjusted EBITDA (previously defined and used as described above) for the year ended December 31, 2019 was $57.6 million, representing an increase of $10.5 million, or 22%, from $47.1 million for the year ended December 31, 2018. The increase in Adjusted EBITDA was primarily due to the increase in revenues of $45.7 million, offset by an increase in service charges from agents and banks of $30.2 million as well as increases in other operating expenses to support the growth in our business.
The following table presents the reconciliation of Net Income (Loss), our closest GAAP measure, to Adjusted EBITDA:

	Year Ended December 31,
(in thousands)	2019	2018

Net Income (Loss)	$19,609	$(7,244)

Adjusted for:
Interest expense	8,510	18,448
Income tax provision	8,323	1,868
Depreciation and amortization	12,689	15,671
EBITDA	49,131	28,743
Transaction costs (a)	—	10,319
Incentive units plan (b)	—	4,735
Share-based compensation (c)	2,609	1,091
Offering costs (d)	1,669	—
Transition expenses (e)	—	348
Management fee (f)	—	585
TCPA Settlement (g)	3,736	192
Costs related to registering stock underlying warrants (h)	—	615
Other employee severance (i)	172	106
Other charges and expenses (j)	305	410
Adjusted EBITDA	$57,622	$47,144
(a)Represents direct costs related to the Merger, which consist primarily of legal, consulting, accounting, advisory fees and certain incentive bonuses.
(b)In connection with the Merger, incentive units were granted to our employees, which became fully vested and were paid out upon the closing of the Merger.
(c)Stock options and restricted stock were granted to employees and independent directors of the Company.
(d)Represents expenses incurred for professional and legal fees in connection with a secondary offering of the Company’s common stock and the Warrants Offer.
(e)Represents recruiting fees and severance costs related to managerial changes in connection with becoming a publicly-traded company in 2018.
(f)Represents payments under a management agreement with a related party pursuant to which we paid a quarterly fee for certain advisory and consulting services. In connection with the Merger, this agreement was terminated.
(g)Represents legal fees and charges for settlement of class action lawsuits related to the TCPA.
(h)Represents professional fees in connection with the registration of common stock underlying outstanding warrants.
(i)Represents severance costs incurred related to departmental changes.
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

Index
Notwithstanding the recent effects of the COVID-19 pandemic in the U.S. economy, we have funded and still expect to continue funding our liquidity requirements through internally generated funds, supplemented in the ordinary course, with borrowings under our revolving credit facility. While our operating cash flows may be affected by the economic conditions resulting from the pandemic and other factors, we maintain a strong cash balance position and have access to committed funding sources, which we have used only on a limited and ordinary course basis during the year ended December 31, 2020. Therefore, we believe that our projected cash flows generated from operations, together with borrowings under our revolving credit facility are sufficient to fund our principal debt payments, interest expense, our working capital needs and our expected capital expenditures for at least the next twelve months. We will, however, continue to evaluate the nature and extent of these potential impacts to our business and liquidity and capital resources and take action, as necessary, to preserve adequate liquidity, such as limiting discretionary spending and re-prioritizing our capital projects, to ensure that our business can continue to operate during these uncertain times.
The Company and certain of its domestic subsidiaries as borrowers (the “Loan Parties”) entered into a financing agreement (as amended, the “Credit Agreement”) with a group of banking institutions. The Credit Agreement provides for a $35 million revolving credit facility, a $90 million term loan facility and an up to $30 million incremental facility of which $12 million was utilized in the second quarter of 2019 to pay for the cash portion of the Warrants Offer. The Credit Agreement also provides for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The maturity date of the Credit Agreement is November 7, 2023.
As of December 31, 2020, we had total indebtedness of $89.4 million, consisting of borrowings under the term loan facility and excluding debt origination costs of $1.8 million. As of December 31, 2020 and 2019, there were no outstanding amounts drawn on the revolving credit facility. There were $53.0 million of additional borrowings available under these facilities as of December 31, 2020.
Interest on the term loan facility and revolving credit facility under the Credit Agreement is determined by reference to either LIBOR or a “base rate”, in each case plus an applicable margin of 4.50% per annum for LIBOR loans or 3.50% per annum for base rate loans. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum. The effective interest rates for the year ended December 31, 2020 for the term loan and revolving credit facility were 5.78% and 1.00%, respectively.
The principal amount of the term loan facility under the Credit Agreement must be repaid in consecutive quarterly installments of 5.0% in year 1, 7.5% in years 2 and 3, and 10.0% in years 4 and 5, in each case on the last day of each quarter, which commenced in March 2019 with a final payment at maturity. The loans under the Credit Agreement may be prepaid at any time without payment or penalty.
The Credit Agreement contains financial covenants that require the Company to maintain a quarterly minimum fixed charge coverage ratio of 1.25:1.00 and a quarterly maximum consolidated leverage ratio of 3.25:1.00. As of December 31, 2020 and 2019, we were in compliance with the covenants of the Credit Agreement.
The Credit Agreement also contains covenants that limit the Company’s and its subsidiaries’ ability to, among other things, grant liens, incur additional indebtedness, make acquisitions or investments, dispose of certain assets, change the nature of their businesses, enter into certain transactions with affiliates or amend the terms of material indebtedness.
In addition, the Credit Agreement establishes certain restrictions on payment of dividends or cash distributions other than for certain purposes, including the following: i) to pay cash dividends to the Company in an amount necessary to cover reasonable and customary corporate and operating expenses, ii) to purchase, redeem or otherwise acquire warrants, rights or options on the Company’s common stock of an aggregate amount of up to $10 million plus the Available Amount (as defined in the Credit Agreement), iii) to repurchase the Company’s common stock from current or former employees in an aggregate amount of up to $5 million per calendar year, and iv) other restricted payments in an aggregate amount not to exceed $5 million plus the Available Amount.
As a result of the restrictions described above, among others, substantially all of the Company’s net assets as of December 31, 2020 and 2019 are considered restricted net assets.
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

Index
Indebtedness—We have a substantial amount of indebtedness, which may limit our operating flexibility and could adversely affect our business, financial condition and results of operations.”
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Statement of Cash Flows Data:
Net cash (used in) provided by operating activities	$(880)	$52,534	$19,838
Net cash used in investing activities	(4,062)	(6,719)	(5,451)
Net cash used in financing activities	(6,160)	(32,944)	(1,113)
Effect of exchange rate changes on cash	(108)	217	(40)
Net (decrease) increase in cash	(11,210)	13,088	13,234
Cash, beginning of the year	$86,117	$73,029	$59,795
Cash, end of the year	$74,907	$86,117	$73,029

Operating Activities
Net cash used in operating activities was $0.9 million for the year ended December 31, 2020, a decrease of $53.4 million from net cash provided by operating activities of $52.5 million for the year ended December 31, 2019. The decrease of $53.4 million is a result of $66.3 million related to changes in working capital, primarily due to prefunding activity with our paying agents, offset by $12.9 million of cash generated by our operating results for the year ended December 31, 2020, which were positively impacted by the further growth of the business.
Net cash provided by operating activities was $52.5 million for the year ended December 31, 2019, an increase of $32.7 million from $19.8 million for the year ended December 31, 2018. The increase of $32.7 million is a result of additional cash generated by our operating results for the year ended December 31, 2019, which were positively impacted by the further growth of the business, and also $15.5 million related to changes in working capital.
Investing Activities
Net cash used in investing activities was $4.1 million for the year ended December 31, 2020, a decrease of $2.6 million from $6.7 million for the year ended December 31, 2019. This decrease in cash used was primarily due to lower purchases of property and equipment, partially as a result of the COVID-19 pandemic, and no acquisitions of agent locations during the year ended December 31, 2020.
Net cash used in investing activities was $6.7 million for the year ended December 31, 2019, an increase of $1.2 million from $5.5 million for the year ended December 31, 2018. This increase in cash used was primarily due to higher purchases of property and equipment during the year ended December 31, 2019 consistent with the growth of our agent network and IT department infrastructure.
Financing Activities
Net cash used in financing activities was $6.2 million for the year ended December 31, 2020, which consisted of scheduled quarterly repayments due on the term loan facility, offset by proceeds from issuance of stock as a result of the exercise of options.
Net cash used in financing activities was $32.9 million for the year ended December 31, 2019, which consisted primarily of $30.0 million in revolving credit line repayments, $10.0 million related to payments made in connection with the Warrants Offer and $5.0 million of quarterly payments due on the term loan facility, partially offset by $12.0 million in borrowings under the Credit Agreement.
Net cash used in financing activities was $1.1 million for the year ended December 31, 2018. The year ended December 31, 2018 included the repayment of the term loan of $95.8 million, the payment of $3.5 million in debt origination costs and $1.8 million of a prepayment penalty, offset by borrowings of $90.0 million as part of the refinancing of a former senior secured credit facility, $10.0 million of net borrowings under the revolving facility and net proceeds related to the Merger.

Index
Contractual Obligations
The following table includes aggregated information about contractual obligations that affect our liquidity and capital needs. At December 31, 2020, our contractual obligations over the next several periods were as follows:

(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Debt, principal payments	$89,383	$7,661	$81,722	$—	$—
Interest payments	$10,918	4,216	6,702	—	—
Non-cancelable operating leases	$4,991	1,476	2,077	1,438	—
Total	$105,292	$13,353	$90,501	$1,438	$—

Our consolidated balance sheet reflects $87.6 million of debt as of December 31, 2020, as the principal payment obligations of $89.4 million are gross of unamortized debt origination costs of $1.8 million. The above table reflects the principal and interest of the revolver and term loan under the Credit Agreement that will be paid through the maturity of the debt using the rates in effect on December 31, 2020 and assuming no voluntary prepayments of principal.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect amounts reported in our consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. Management evaluates its accounting policies, estimates and judgments on an on-going basis. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note 2, “Summary of Significant Accounting Policies.”
Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or otherwise complex. Based on these criteria, management has identified the following critical accounting policies:
Revenue Recognition
Revenues for wire transfer and money order fees are recognized at the time the transaction is processed. The Company acts as the principal for these transactions as the Company controls the service at all times prior to transferring the funds to the beneficiary, is primarily responsible for fulfilling the customer contracts, has the risk of loss and has the ability to establish transaction prices. Therefore, these fees are recognized on a gross basis equal to the full amount of the fee charged to the customer. These fees also vary by transaction primarily depending upon, the principal amount sent, the send and receive locations, as well as the respective currencies of the send and receive locations. Foreign exchange gain, which represents the difference between the exchange rate set by the Company and the rate realized, is recognized upon the disbursement of U.S. dollars to entities from which the Company is acquiring foreign currency. Other income primarily represents revenues for technology services provided to the independent network of agents who utilize the Company’s technology in processing transactions and check cashing services, for which revenue is derived by a fee per transaction.
On January 1, 2019, the Company adopted the new accounting standard, Revenue from Contracts with Customers, as amended, which modified the existing accounting standards for revenue recognition. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 4, “Revenue Recognition Standard” for further information about the impact of the adoption of this new accounting standard.
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded upon initiation of the wire transfer and are typically due to us within five days. We maintain an allowance for credit losses for estimated losses resulting primarily from the inability of our sending agents to make required payments. When preparing these estimates, we consider a number of factors, including the aging of a sending agent’s account, creditworthiness of specific sending agents, historical trends and other information. We review our allowance for credit losses policy periodically, reflecting current risks and changes in industry conditions and, when necessary, will increase our allowance for credit losses and recognize a

Index
provision for bad debt expense, included in other selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).
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
Goodwill is not amortized, rather, an impairment test is conducted on an annual basis, at the beginning of the fourth quarter, or more frequently if indicators of impairment are present. For purposes of the annual impairment test, management initially performs a qualitative assessment, which includes consideration of the economic, industry and market conditions in addition to our overall financial performance and the performance of these assets. If our qualitative assessment does not conclude that it is more likely than not that the estimated fair value of the reporting unit is greater than the carrying value, we perform a quantitative analysis. In a quantitative test, the fair value of a reporting unit is determined based on a discounted cash flow analysis. A discounted cash flow analysis requires us to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on our long-term projections. Assumptions used in our impairment testing are consistent with our internal forecasts and operating plans. If the fair value of the reporting unit exceeds its carrying amount, there is no impairment. If not, we compare the implied fair value of goodwill with its carrying amount. To the extent the carrying amount exceeds its implied fair value, an impairment charge would be necessary.
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

Index
In addition, included in wire transfers and money orders payable, net in our consolidated balance sheets as of December 31, 2020 and 2019, there are $7.6 million and $12.6 million, respectively, of wire transfers payable denominated in foreign currencies, primarily in Mexican pesos and Guatemalan quetzales.
Also, included in prepaid wires, net in our consolidated balance sheets as of December 31, 2020 and 2019, there are $50.1 million and $16.4 million, respectively, of prepaid wires denominated in foreign currencies, primarily in Mexican pesos and Guatemalan quetzales.
We are also exposed to changes in currency rates as a result of our investments in foreign operations and revenues generated in currencies other than the U.S. dollar. Revenues and profits generated by international operations will increase or decrease because of changes in foreign currency exchange rates. This foreign currency risk is related primarily to our operations in our foreign subsidiaries. Revenues from our foreign subsidiaries represent less than 1% of our consolidated revenues for the year ended December 31, 2020. Therefore, a 10% increase or decrease in these currency rates against the U.S. Dollar would result in a de minimis change to our overall operating results.
The spot and average exchange rates for Mexico, Guatemala and Canada currencies to U.S. dollar are as follows:

	2020		2019		2018
	Spot(1)	Average(2)	Spot(1)	Average(2)	Spot(1)	Average(2)
U.S. dollar/Mexico Peso	19.89	21.47	18.86	19.23	19.65	19.22
U.S. dollar/Guatemala Quetzal	7.79	7.71	7.69	7.69	7.73	7.52
U.S. dollar/Canadian Dollar(3)	1.28	1.34	1.31	1.33	—	—
(1)Spot exchange rates are as of December 31, 2020, 2019 and 2018.
(2)Average exchange rates are for the years ended December 31, 2020, 2019 and 2018.
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
Interest Rate Risk
Interest on the term loan and revolving credit facility under the Credit Agreement is determined by reference to either LIBOR or a “base rate”, in each case, plus an applicable margin of 4.50% per annum for LIBOR loans or 3.50% per annum for base rate loans. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum. Because interest expense is subject to fluctuation, if interest rates increase, our debt service obligations on such variable rate indebtedness would increase even though the amount borrowed remained the same. Accordingly, an increase in interest rates would adversely affect our profitability. Due to the economic effects of the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond yield falling below 1.00% on March 3, 2020 and averaging 0.89% for the year ended December 31, 2020, and the 30-day LIBOR rate decreasing to 0.15% as of December 31, 2020, favorably affecting interest expense on the variable-rate portion of our debt for the year ended December 31, 2020. We cannot predict, however, whether or for how long interest rates will remain at these low levels.
As of December 31, 2020, we had $89.4 million in outstanding borrowings under the term loan. A hypothetical 1% increase or decrease in the interest rate on our indebtedness as of December 31, 2020 would have increased or decreased cash interest expense on our term loan by approximately $0.9 million per annum.
Credit Risk
We maintain certain cash balances in various U.S. banks, which at times, may exceed federally insured limits. We have not incurred any losses on these accounts. In addition, we maintain various bank accounts in Mexico, Guatemala and Canada, which are not insured. During the year ended December 31, 2020, we have not incurred material losses on these uninsured accounts. To manage our exposures to credit risk with respect to cash balances and other credit risk exposures resulting from our relationships with banks and financial institutions, we regularly review cash concentrations, and we attempt to diversify our cash balances among global financial institutions.
We are also exposed to credit risk related to receivable balances from sending agents. We perform a credit review before each agent signing and conduct ongoing analyses of sending agents and certain other parties we transact with directly. As of December 31, 2020, we also had $1.5 million outstanding of notes receivable from sending agents. Most of the notes are collateralized by personal guarantees from the sending agents and by assets from their businesses. Due to the COVID-19 pandemic, it is possible we could be adversely affected by

Index
credit losses, such as those related to our outstanding notes receivables from sending agents. At the date of this report, however, we are not aware of any significant exposure and are continuing to monitor our credit risk.
Our provision for bad debt was approximately $1.8 million for the year ended December 31, 2020 (0.5% of total revenues), $1.6 million for the year ended December 31, 2019 (0.5% of total revenues) and $1.2 million for the year ended December 31, 2018 (0.5% of total revenues). The increase in our provision for bad debt in the year ended December 31, 2020 is consistent with the increase in account receivable balances due to our growth in volume.

Index
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INTERNATIONAL MONEY EXPRESS, INC.

All other financial statement schedules for International Money Express, Inc. have been omitted because they are not applicable, or because the information required is included in the respective consolidated financial statements or notes thereto.

Index
Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
International Money Express, Inc.
Miami, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of International Money Express, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Miami, Florida

March 15, 2021

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$74,907	$86,117
Accounts receivable, net of allowance of $1,503 and $759, respectively	55,017	39,754
Prepaid wires, net	53,281	18,201
Prepaid expenses and other current assets	3,521	4,155
Total current assets	186,726	148,227

Property and equipment, net	13,021	13,282
Goodwill	36,260	36,260
Intangible assets, net	20,430	27,381
Deferred tax asset, net	—	741
Other assets	3,036	1,415
Total assets	$259,473	$227,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net	$7,044	$7,044
Accounts payable	12,771	13,401
Wire transfers and money orders payable, net	41,746	40,197
Accrued and other liabilities	22,380	23,074
Total current liabilities	83,941	83,716
Long-term liabilities:
Debt, net	80,579	87,623
Deferred tax liabilities, net	692	—
Total long-term liabilities	81,271	87,623

Commitments and contingencies, see Note 17

Stockholders’ equity:
Common stock $0.0001 par value; 230,000,000 shares authorized, 38,217,125 and 38,034,389 shares issued and outstanding as of December 31, 2020 and 2019, respectively	4	4
Additional paid-in capital	59,310	54,694
Retained earnings	34,960	1,176
Accumulated other comprehensive (loss) income	(13)	93
Total stockholders’ equity	94,261	55,967
Total liabilities and stockholders’ equity	$259,473	$227,306

The accompanying notes are an integral part of these consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(in thousands, except for share data)

	Year Ended December 31,
	2020	2019	2018

Revenues:
Wire transfer and money order fees, net	$307,909	$273,081	$232,380
Foreign exchange gain, net	46,763	44,268	39,765
Other income	2,537	2,252	1,756
Total revenues	357,209	319,601	273,901

Operating expenses:
Service charges from agents and banks	238,597	212,670	182,471
Salaries and benefits	32,831	30,705	32,926
Other selling, general and administrative expenses	22,086	27,095	19,442
Transaction costs	—	—	10,319
Depreciation and amortization	10,828	12,689	15,671
Total operating expenses	304,342	283,159	260,829

Operating income	52,867	36,442	13,072

Interest expense	6,566	8,510	18,448

Income (loss) before income taxes	46,301	27,932	(5,376)

Income tax provision	12,517	8,323	1,868

Net income (loss)	33,784	19,609	(7,244)

Other comprehensive (loss) income	(106)	95	—

Comprehensive income (loss)	$33,678	$19,704	$(7,244)

Earnings (loss) per common share:
Basic	$0.89	$0.52	$(0.28)
Diluted	$0.88	$0.52	$(0.28)

Weighted-average common shares outstanding:
Basic	38,060,290	37,428,345	25,484,386
Diluted	38,358,171	37,594,158	25,484,386

The accompanying notes are an integral part of these consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except for share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Amount

Balance, December 31, 2017	17,227,682	$2	$46,076	$(10,174)	$(2)	$35,902
Net loss	—	—	—	(7,244)	—	(7,244)
Net equity infusion from reverse recapitalization	18,955,101	2	9,987	—	—	9,989
Share-based compensation	—	—	5,826	—	—	5,826
Balance, December 31, 2018	36,182,783	$4	$61,889	$(17,418)	$(2)	$44,473
Adoption of new accounting pronouncement	—	—	—	(1,015)	—	(1,015)
Warrant exchange	1,800,065	—	(10,031)	—	—	(10,031)
Net income	—	—	—	19,609	—	19,609
Issuance of common stock:
Exercise of stock options	30,349	—	227	—	—	227
Restricted stock units	21,192	—	—	—	—	—
Share-based compensation	—	—	2,609	—	—	2,609
Adjustment from foreign currency translation, net	—	—	—	—	95	95
Balance, December 31, 2019	38,034,389	$4	$54,694	$1,176	$93	$55,967
Net income	—	—	—	33,784	—	33,784
Issuance of common stock:
Exercise of stock options	163,783	—	1,379	—	—	1,379
Restricted stock units	18,953	—	—	—	—	—
Share-based compensation	—	—	3,237	—	—	3,237
Adjustment from foreign currency translation, net	—	—	—	—	(106)	(106)
Balance, December 31, 2020	38,217,125	$4	$59,310	$34,960	$(13)	$94,261

The accompanying notes are an integral part of these consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$33,784	$19,609	$(7,244)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	10,828	12,689	15,671
Share-based compensation	3,237	2,609	5,826
Provision for bad debt	1,801	1,626	1,236
Debt origination costs amortization	760	734	4,448
Deferred income tax provision, net	1,433	1,863	191
Debt extinguishment costs	—	—	1,843
Loss on disposal of property and equipment	419	265	216
Total adjustments	18,478	19,786	29,431
Changes in operating assets and liabilities:
Accounts receivable	(17,080)	(5,655)	14,337
Prepaid wires, net	(35,598)	8,805	(19,000)
Prepaid expenses and other assets	(1,137)	(659)	(2,080)
Wire transfers and money orders payable, net	2,092	3,416	(11,899)
Accounts payable and accrued and other liabilities	(1,419)	7,232	16,293
Net cash (used in) provided by operating activities	(880)	52,534	19,838

Cash flows from investing activities:
Purchases of property and equipment	(4,062)	(6,469)	(5,331)
Acquisition of agent locations	—	(250)	(120)
Net cash used in investing activities	(4,062)	(6,719)	(5,451)

Cash flows from financing activities:
Borrowings under term loan	—	12,000	90,000
Repayments of term loan	(7,661)	(4,956)	(95,788)
(Repayments) borrowings under revolving loan, net	—	(30,000)	10,000
Debt origination costs	—	(240)	(3,487)
Debt extinguishment costs	—	—	(1,843)
Proceeds from reverse recapitalization	—	—	101,664
Cash consideration to Intermex shareholders	—	—	(101,659)
Cash paid in warrant exchange	—	(10,031)	—
Proceeds from exercise of options	1,501	283	—
Net cash used in financing activities	(6,160)	(32,944)	(1,113)

Effect of exchange rate changes on cash	(108)	217	(40)

Net (decrease) increase in cash	(11,210)	13,088	13,234

Cash, beginning of the year	86,117	73,029	59,795

Cash, end of the year	$74,907	$86,117	$73,029

The accompanying notes are an integral part of these consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,812	$8,768	$10,703
Cash paid for income taxes	$11,140	$4,870	$1,495

Supplemental disclosure of non-cash investing activity:
Agent business acquired in exchange for receivables	$—	$85	$—

Supplemental disclosure of non-cash financing activities:
Issuance of common stock for cashless exercise of options	$130	$21	$—
Intermex transaction accruals settled by acquisition proceeds	$—	$—	$9,062
Net assets acquired in the Merger	$—	$—	$922

The accompanying notes are an integral part of these consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS OF PRESENTATION AND BUSINESS
International Money Express, Inc. (the “Company” or “us” or “we”) operates as a money transmitter between the United States of America (“United States” or “U.S.”) and Canada to Mexico, Guatemala and other countries in Latin America, Africa and Asia through a network of authorized agents located in various unaffiliated retail establishments and 34 Company-operated stores throughout the U.S. and Canada.
During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The pandemic has had and continues to have a significant effect on economic conditions in the United States of America, as the efforts of federal, state, local and foreign governments to react to the public health crisis with mitigation measures have created and continue to cause significant uncertainties in the U.S. and global economy. The extent to which the COVID-19 pandemic affects our business, operations and financial results depends, and will continue to depend, on numerous evolving factors that we may not be able to accurately predict. Although the Company’s operations continued effectively despite social distancing and other measures taken in response to the pandemic, the ultimate impact of the COVID-19 pandemic on our financial condition, results of operations and cash flows is dependent on future developments, including the duration of the pandemic and the related extent of its severity, as well as its impact on the economic conditions, particularly the level of unemployment of our customers, which remain uncertain and cannot be predicted at this time. If the global response to contain the COVID-19 pandemic escalates further or is unsuccessful, or if governmental decisions to ease pandemic related restrictions are ineffective, premature or counterproductive, the Company could experience a material adverse effect on its financial condition, results of operations and cash flows.

The consolidated financial statements of the Company include Intermex Holdings, Inc., its wholly-owned indirect subsidiary, Intermex Wire Transfer, LLC (“LLC”), Intermex Wire Transfers de Guatemala, S.A. (“Intermex Guatemala”) - 99.8% owned by LLC, Intermex Wire Transfer de Mexico, S.A. and Intermex Transfers de Mexico, S.A. (“Intermex Mexico”) - 98% owned by LLC, Intermex Wire Transfer Corp. - 100% owned by LLC, Intermex Wire Transfer II, LLC - 100% owned by LLC and Canada International Transfers Corp. - 100% owned by LLC. Non-controlling interest in the results of operations of consolidated subsidiaries represents the minority stockholders’ share of the profit or loss of Intermex Mexico and Intermex Guatemala. The non-controlling interest in net assets of these subsidiaries, and the net income or loss attributable to the non-controlling interest, were not recorded by the Company as they are considered immaterial.
The accompanying financial statements in this Annual Report on Form 10-K are presented on a consolidated basis and include the accounts of the Company and its majority-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).
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
Cash
Cash is comprised of deposits in U.S. and foreign banks. The Company recognizes interest income from its cash deposits on an accrual basis. The Company considers cash equivalents to be short term, highly liquid investments with original maturities of three months or less.

Index
Concentrations
The Company maintains certain of its cash balances in various U.S. banks, which at times, may exceed federally insured limits. The Company has not incurred any losses on these accounts. In addition, the Company maintains various bank accounts in Mexico, Guatemala and Canada, which are not insured. During the year ended December 31, 2020, the Company has not incurred any material losses on these uninsured foreign bank accounts, and management believes it is not exposed to any significant credit risk regarding these accounts as it performs periodic reviews of the creditworthiness of the financial institutions the Company uses. Cash balances were as follows (in thousands):

	December 31,
	2020	2019
Cash in U.S. dollars in U.S. banks	$72,566	$80,736
Cash in foreign banks and foreign currency	2,332	5,372
Petty cash	9	9
	$74,907	$86,117

A substantial portion of our paying agents are concentrated in a few large banks and financial institutions and large retail chains. Our largest paying agent by volume accounted for approximately 18% of the Company’s total remittance volume for the years ended December 31, 2020 and 2019, primarily from the U.S. to Mexico.

Revenue Recognition
Revenues for wire transfer and money order fees are recognized at the time the transaction is processed. The Company acts as the principal for these transactions as the Company controls the service at all times prior to transferring the funds to the beneficiary, is primarily responsible for fulfilling the customer contracts, has the risk of loss and has the ability to establish transaction prices. Therefore, these fees are recognized on a gross basis equal to the full amount of the fee charged to the customer. These fees also vary by transaction primarily depending upon, the principal amount sent, the send and receive locations, as well as the respective currencies of the send and receive locations. Foreign exchange gain, net, which represents the difference between the exchange rate set by the Company and the rate realized, is recognized upon the disbursement of U.S. dollars to the entities from which the Company is acquiring foreign currency. Other income primarily represents revenues for technology services provided to the independent network of agents who utilize the Company’s technology in processing transactions and check cashing services, for which revenue is derived by a fee per transaction.

Refer to Note 4 for the discussion related to revenue recognition and additional information on the Company’s revenue.
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
Accounts Receivable and Allowance for Credit Losses
Accounts receivable are recorded upon initiation of the wire transfer and are typically due to the Company within five days. The Company maintains an allowance for credit losses for estimated losses resulting from the inability of its sending agents to make required payments. When preparing these estimates, management considers a number of factors, including the aging of a sending agent’s account, creditworthiness of specific sending agents, historical trends and other information. The Company reviews its allowance for credit losses policy periodically, reflecting current risks and changes in industry conditions and when necessary, will increase its allowance for credit losses and recognize a provision for bad debt, included in other selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). Accounts receivable that are more than 90 days past due are charged off against the allowance for credit losses.

Index
Prepaid Wires, Net
Prepaid wires, net represents funds provided to certain paying agents in advance of a transaction, net of wires pending to be picked up by the beneficiary of the money transfer.
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist primarily of prepaid expenses, notes receivable (see Note 6) and deferred financing costs. Interest income on notes receivable is recognized on a cash basis due at the end of each calendar month, which is when the interest payments are due from the majority of the notes receivable.
Wire Transfers Payable, Net
Wire transfers payable, net represent wires pending to be picked up by the beneficiary of the money transfer net of funds provided to certain paying agents in advance of a transaction.
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
Goodwill is not amortized, rather, an impairment test is conducted on an annual basis, at the beginning of the fourth quarter, or more frequently if indicators of impairment are present. For purposes of the annual impairment test, management initially performs a qualitative assessment, which includes consideration of the economic, industry and market conditions in addition to our overall financial performance and the performance of these assets. If our qualitative assessment does not conclude that it is more likely than not that the estimated fair value of the reporting unit is greater than the carrying value, we perform a quantitative analysis. In a quantitative test, the fair value of a reporting unit is determined based on a discounted cash flow analysis. A discounted cash flow analysis requires us to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on our long-term projections. Assumptions used in our impairment testing are consistent with our internal forecasts and operating plans. If the fair value of the reporting unit exceeds its carrying amount, there is no impairment. If not, we compare the implied fair value of goodwill with its carrying amount. To the extent the carrying amount exceeds its implied fair value, an impairment charge would be necessary.
The Company’s agent relationships, trade name and developed technology are amortized utilizing an accelerated method over their estimated useful lives of 15 years. Other intangible assets are amortized on a straight-line basis over a useful life of 10 years. The Company reviews for impairment indicators of finite-lived intangibles and other long-lived assets as described below in “Impairment of Long-Lived Assets.”
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

Index
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
Advertising Costs
Advertising costs are included in other selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss) and are expensed as incurred. The Company incurred advertising costs of approximately $0.4 million, $1.2 million and $1.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
Gains from foreign currency transactions amounted to approximately $217.6 thousand, $41.0 thousand and $29.8 thousand for the years ended December 31, 2020, 2019 and 2018, respectively, and are included in other selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).
We manage foreign currency risk through the structure of the business and an active risk management process. We currently settle with our payers in Latin America primarily by entering into foreign exchange spot transactions with local and foreign currency providers (“counterparties”). The foreign currency exposure on our foreign exchange spot transactions is limited by the fact that all transactions are settled within two business days from trade date. Foreign currency fluctuations, however, may negatively affect our average exchange gain per transaction. The Company had open spot foreign exchange contracts for Mexico and Guatemala amounting to approximately $42.5 million and $2.5 million at December 31, 2020 and 2019, respectively.
In addition, included in wire transfers and money orders payable, net in our consolidated balance sheets as of December 31, 2020 and 2019, there are $7.6 million and $12.6 million, respectively, of wire transfers payable denominated in foreign currencies, primarily in Mexican pesos and Guatemalan quetzales.
Also, included in prepaid wires, net in our consolidated balance sheets as of December 31, 2020 and 2019, there are $50.1 million and $16.4 million, respectively, of prepaid wires denominated in foreign currencies, primarily in Mexican pesos and Guatemalan quetzales.

Index
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and the foreign currency translation adjustment and is presented in the consolidated statements of operations and comprehensive income (loss).
Share-Based Compensation
The Company accounts for its share-based compensation expense related to stock options and RSUs under GAAP, which requires the measurement and recognition of compensation costs for all equity-based payment awards made to employees and directors based on estimated fair values. We have elected to account for forfeitures as they occur. See Note 14 for further discussion related to the Company’s share-based compensation plans.
Segments
The Company’s business is organized around one reportable segment that provides money transmittal services between the U.S. and Canada to Mexico, Guatemala and other countries in Latin America, Africa and Asia through a network of authorized agents located in various unaffiliated retail establishments and 34 Company-operated stores throughout the U.S. and Canada. This is based on the objectives of the business and how our chief operating decision maker, the CEO and President, monitors operating performance and allocates resources.
Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) issued amended guidance, Intangibles – Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment. The amended standard simplifies how an entity tests goodwill by eliminating Step 2 of the goodwill impairment test related to measuring an impairment charge. Instead, impairment will be recorded for the amount that the carrying amount of a reporting unit exceeds its fair value. This new guidance is effective for the Company on January 1, 2021. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.
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
The FASB issued guidance, Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This new guidance is effective for the Company on January 1, 2021. The Company will adopt this guidance on a prospective basis and it is not expected to have a material impact on the consolidated financial statements.
The FASB issued guidance, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. The guidance requires that a lessee recognizes a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. This guidance is required to be adopted by the Company on January 1, 2022 using the modified retrospective approach. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements.
The FASB issued guidance, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, regarding the measurement of credit losses for certain financial instruments. The new standard replaces the incurred loss model with a current expected credit loss (“CECL”) model. The CECL model is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. The Company is required to adopt the new guidance on January 1, 2023. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements.

Index
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
NOTE 3 – FINTECH MERGER
FinTech Merger
On July 26, 2018, the Company (formerly known as Fintech Acquisition Corp. II) consummated the merger transaction (the “Merger”), by and among FinTech Acquisition Corp. II, a Delaware corporation (“FinTech”), FinTech II Merger Sub Inc., FinTech II Merger Sub 2 LLC, Intermex Holdings II, Inc. (“Intermex”) and SPC Intermex Representative LLC, which was accounted for as a reverse recapitalization.

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
(1) The Company acquired approximately $1.0 million of deferred tax assets from FinTech. These deferred tax assets relate to capitalized transaction costs incurred by FinTech prior to the Merger; therefore, they were recorded through APIC and are amortizable on the Company’s post-Merger tax returns over a period of 15 years.
Transaction Costs
Direct costs related to the Merger were expensed as incurred and included as “transaction costs” in the consolidated statements of operations and comprehensive income (loss). Transaction costs included all internal and external costs directly related to the Merger, consisting primarily of legal, consulting, accounting, advisory and financing fees and certain incentive bonuses. Transaction costs for the year ended December 31, 2018 amounted to $10.3 million and related specifically to the Merger. There were no transaction costs for the years ended December 31, 2020 and 2019.

Index
NOTE 4 – REVENUE

On January 1, 2019, the Company adopted the new accounting standard, Revenue from Contracts with Customers, as amended, which modified the existing accounting standards for revenue recognition. The guidance establishes that an entity should recognize revenue to depict the transfer of promised goods or services, that is, the satisfaction of performance obligations, to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance establishes a five-step model to determine when revenue recognition is appropriate. The Company adopted the guidance using the modified retrospective approach recording the cumulative effect of initially applying the new guidance as an adjustment to the opening balance of retained earnings in the consolidated balance sheet, amounting to $1.0 million, net of tax, with a corresponding increase to deferred revenue liability, included within accrued and other liabilities in the consolidated balance sheet. In accordance with the modified retrospective approach, the 2018 comparative information was not restated and continues to be reported under the accounting standards in effect for that year.
The Company recognized in revenues from contracts with customers for the years ended December 31, 2020 and 2019, the following (in thousands):

	December 31,
	2020	2019
Wire transfer and money order fees	$308,850	$274,161
Discounts and promotions	(941)	(1,080)
Wire transfer and money order fees, net	307,909	273,081
Foreign exchange gain, net	46,763	44,268
Other income	2,537	2,252
Total revenues	$357,209	$319,601

There are no significant initial costs incurred to obtain contracts with customers, although the Company has a loyalty program under which customers earn one point for each wire transfer completed. Points can be redeemed for a discounted wire transaction fee or higher foreign exchange rate. The discounts vary by country, and the earned points expire if the customer has not initiated and completed an eligible wire transfer transaction within the immediately preceding 180-day period. In addition, earned points will expire 30 days after the end of the program. Therefore, because the loyalty program benefits represent a future performance obligation, a portion of the initial consideration is recorded as deferred revenue loyalty program (see Note 10) and a corresponding loyalty program expense is recorded as contra revenue. Revenue from this performance obligation is recognized upon customers redeeming points or upon expiration of any points outstanding.
Based on our assessment of the new standard, except for the loyalty program discussed above, we have determined that our revenues include only one performance obligation, which is to collect the consumer’s money and make funds available for payment, generally on the same day, to a designated recipient in the currency requested. As part of the adoption of ASC 606, the loyalty program reserve balance as of January 1, 2019 of $0.6 million, was credited to accumulated deficit as this became part of the beginning balance of the new deferred revenue loyalty program liability.
NOTE 5 – ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE, NET OF ALLOWANCE

Accounts Receivable

Accounts receivable represents outstanding balances from sending agents for pending wire transfers or money orders from our customers. The outstanding balance, net of allowance for credit losses, consists of the following (in thousands):

	December 31,
	2020	2019
Accounts receivable	$56,520	$40,513
Allowance for credit losses	(1,503)	(759)
Accounts receivable, net	$55,017	$39,754

Index
Notes Receivable

The Company had notes receivable, net of allowance for credit losses, from sending agents as follows (in thousands):

	December 31,
	2020	2019
Notes receivable, current	$710	$1,005
Allowance for credit losses	(244)	(357)
Net current	$466	$648

Notes receivable, long-term	$816	$311
Allowance for credit losses	(295)	(120)
Net long-term	$521	$191

The net current portion is included in prepaid expenses and other current assets, and the net long-term portion is included in other assets in the consolidated balance sheets. The notes have interest rates ranging from 0% to 15.5% per annum. At December 31, 2020 and 2019, there were $1.5 million and $1.3 million, respectively, of notes collateralized by personal guarantees from the sending agents and assets from their businesses in case of a default by the agent.
The maturities of notes receivable at December 31, 2020 are as follows (in thousands):

Unpaid Principle Balance
Under 1 year	$710
Between 1 and 2 years	459
Between 2 and 3 years	357
Total	$1,526

Allowance for Credit Losses
The changes in the allowance for credit losses related to accounts receivable and notes receivable are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Beginning balance	$1,236	$1,290	$990
Provision	1,801	1,626	1,236
Charge-offs	(1,491)	(1,972)	(1,438)
Recoveries	496	292	502
Ending Balance	$2,042	$1,236	$1,290

The allowance for credit losses allocated by financial instrument category is as follows (in thousands):

	December 31,
	2020	2019	2018
Accounts receivable	$1,503	$759	$842
Notes receivable	539	477	448
Allowance for credit losses	$2,042	$1,236	$1,290

Index
NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2020	2019
Prepaid insurance	$465	$404
Prepaid fees and services	1,452	1,609
Notes receivable, net of allowance	466	648
Assets pending settlement	218	214
Prepaid taxes	103	1,025
Prepaid expenses and current assets - other	817	255
	$3,521	$4,155

NOTE 7 – PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	December 31,		Estimated Useful Life (in years)
	2020	2019
Computer software and equipment	$22,337	$19,630	3 to 5
Office improvements	1,122	1,225	5
Furniture and fixtures	506	500	7
	23,965	21,355
Less accumulated depreciation	(10,944)	(8,073)
	$13,021	$13,282

Computer software and equipment above includes equipment assigned and used by sending agents of approximately $11.0 million and $9.3 million at December 31, 2020 and 2019, respectively. Also, it includes internal use software of approximately $2.8 million and $2.4 million at December 31, 2020 and 2019, respectively.
Depreciation expense included in depreciation and amortization expense in the consolidated statements of operations and comprehensive income (loss) was approximately $3.9 million, $3.3 million and $3.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Repairs and maintenance expenses included in other selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss) were approximately $2.0 million, $1.7 million and $1.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.
NOTE 8 – GOODWILL AND INTANGIBLE ASSETS
Goodwill consists of the following (in thousands):

	December 31,
	2020	2019
Indefinite life:
Goodwill	$36,260	$36,260
Total indefinite life	$36,260	$36,260

Index
Intangible assets consist of the following (in thousands):

	December 31, 2020			December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable:
Agent relationships	$40,500	$(29,759)	$10,741	$40,500	$(25,259)	$15,241
Trade name	15,500	(7,964)	7,536	15,500	(6,308)	9,192
Developed technology	6,600	(5,234)	1,366	6,600	(4,550)	2,050
Other intangibles	1,155	(368)	787	1,155	(257)	898
Net amortizable intangible assets	$63,755	$(43,325)	$20,430	$63,755	$(36,374)	$27,381

Goodwill and the majority of intangible assets on the consolidated balance sheets of the Company were recognized from a prior acquisition. The fair value measurements were based on significant inputs, such as the Company’s forecasted revenues, assumed turnover of agent locations, obsolescence assumptions for technology, market discount and royalty rates. These inputs are based on information not observable in the market and represent Level 3 measurements within the fair value hierarchy. Trade name refers to the Intermex name, branded on all agent locations and well recognized in the market. This fair value was determined using the relief-from-royalty method, which is based on the Company’s expected revenues and a royalty rate estimated using comparable market data. The Company determined it was appropriate to assign a finite useful life of 15 years to the trade name to provide better matching of the amortization expense during the period of expected benefits.
The agent relationships intangible represents the network of independent sending agents. This intangible was valued using the excess earnings method, which was based on the Company’s forecasts and historical activity at agent locations in order to develop a turnover rate and expected useful life. Assuming a year-over-year location turnover rate of 17.4%, this resulted in an expected useful life for this intangible of 15 years. Developed technology includes the state-of-the-art system that the Company has continued to develop and improve upon over the past 20 years. This intangible was valued using the relief-from-royalty method based on the Company’s forecasted revenues, a royalty rate estimated using comparable market data, an expected obsolescence rate of 18.0% and an estimated useful life of 15 years. Other intangibles primarily relate to the acquisition of Company-operated stores, which are amortized on a straight-line basis over 10 years. The net book value of these intangibles was $0.8 million and $0.9 million at December 31, 2020 and 2019, respectively.
Management believes it has made reasonable estimates and judgments concerning these risks and uncertainties. A change in the conditions, circumstances or strategy of the Company may result in a need to recognize an impairment charge.
As a result of the annual impairment tests, the Company determined that goodwill was not impaired as of December 31, 2020 and 2019.
The following table presents the changes in goodwill and intangible assets (in thousands):

	Goodwill	Intangible Assets
Balance at December 31, 2017	$36,260	$48,741
Acquisition of agent locations	—	120
Amortization expense	—	(12,466)
Balance at December 31, 2018	$36,260	$36,395
Acquisition of agent locations	—	335
Amortization expense	—	(9,349)
Balance at December 31, 2019	$36,260	$27,381
Amortization expense	—	(6,951)
Balance at December 31, 2020	$36,260	$20,430

Amortization expense related to intangible assets for the next five years and thereafter is as follows (in thousands):

Index

2021	$5,161
2022	3,997
2023	2,989
2024	2,270
2025	1,717
Thereafter	4,296
$20,430

NOTE 9 – WIRE TRANSFERS AND MONEY ORDERS PAYABLE, NET

Wire transfers and money orders payable, net, consisted of the following (in thousands):

	December 31,
	2020	2019
Wire transfers payable, net	$11,806	$16,058
Customer voided wires payable	13,374	10,937
Money orders payable	16,566	13,202
	$41,746	$40,197

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
NOTE 10 – ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Commissions payable to sending agents	$12,500	$10,124
Accrued legal settlement (see Note 17)	—	3,250
Accrued salaries and benefits	2,957	2,374
Accrued bank charges	1,170	976
Accrued legal fees	75	120
Accrued other professional fees	826	655
Accrued taxes	1,276	2,345
Deferred revenue loyalty program	2,750	2,495
Other	826	735
	$22,380	$23,074

The following table shows the changes in the deferred revenue loyalty program liability (in thousands):

Balance, December 31, 2018	$—
Adoption of ASC 606	1,976
Revenue deferred during the year	2,618
Revenue recognized during the year	(2,099)
Balance, December 31, 2019	2,495
Revenue deferred during the year	1,806
Revenue recognized during the year	(1,551)
Balance, December 31, 2020	$2,750

Index
NOTE 11 – DEBT
Debt consisted of the following (in thousands):

	December 31,
	2020	2019
Term loan	$89,383	$97,044
	89,383	97,044
Less: Current portion of long term debt (1)	(7,044)	(7,044)
Less: Debt origination costs	(1,760)	(2,377)
	$80,579	$87,623
(1)Current portion of long-term debt is net of debt origination costs of approximately $0.6 million both at December 31, 2020 and 2019.
The Company and certain of its domestic subsidiaries as borrowers (the “Loan Parties”) entered into a financing agreement (as amended, the “Credit Agreement”) with a group of banking institutions. The Credit Agreement provides for a $35 million revolving credit facility, a $90 million term loan facility and an up to $30 million incremental facility of which $12 million was utilized in the second quarter of 2019. The Credit Agreement also provides for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The maturity date of the Credit Agreement is November 7, 2023. As of December 31, 2020 and 2019, there were no outstanding amounts drawn on the revolving credit facility.
Interest on the term loan facility and revolving credit facility under the Credit Agreement is determined by reference to either LIBOR or a “base rate”, in each case plus an applicable margin of 4.50% per annum for LIBOR loans or 3.50% per annum for base rate loans. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum. The effective interest rates for the year ended December 31, 2020 for the term loan facility and revolving credit facility were 5.78% and 1.00%, respectively.
The principal amount of the term loan facility under the Credit Agreement must be repaid in consecutive quarterly installments of 5.0% in year 1, 7.5% in years 2 and 3, and 10.0% in years 4 and 5, in each case on the last day of each quarter, which commenced in March 2019 with a final balloon payment at maturity. The loans under the Credit Agreement may be prepaid at any time without premium or penalty.
The Credit Agreement contains financial covenants that require the Company to maintain a quarterly minimum fixed charge coverage ratio of 1.25:1.00 and a quarterly maximum consolidated leverage ratio of 3.25:1.00.
The Credit Agreement also contains covenants that limit the Company’s and its subsidiaries’ ability to, among other things, grant liens, incur additional indebtedness, make acquisitions or investments, dispose of certain assets, change the nature of their businesses, enter into certain transactions with affiliates or amend the terms of material indebtedness.
In addition, the Credit Agreement establishes certain restrictions on payment of dividends or cash distributions other than for certain purposes, including the following: i) to pay cash dividends to the Company in an amount necessary to cover reasonable and customary corporate and operating expenses, ii) to purchase, redeem or otherwise acquire warrants, right or options on the Company’s common stock of an aggregate amount of up to $10 million plus the Available Amount (as defined in the Credit Agreement), iii) to repurchase the Company’s common stock from current or former employees in an aggregate amount of up to $5 million per calendar year, and iv) other restricted payments in an aggregate amount not to exceed $5 million plus the Available Amount.
As a result of the restrictions described above, among others, substantially all of the Company’s subsidiaries’ net assets as of December 31, 2020 and 2019 are considered restricted net assets.
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

Index
provided additional guidance to address public, borrower and lender questions concerning the eligibility criteria under the Program. Based on this guidance provided by the SBA and Treasury, the Company returned the funds received under the Program on April 29, 2020.
The scheduled annual payments of the term loan at December 31, 2020 are as follows (in thousands):

2021	$7,661
2022	10,215
2023	71,507
$89,383

During 2019, the Company capitalized debt origination costs of approximately $0.2 million related to the incremental facility. During 2018, the Company capitalized debt origination costs of approximately $3.5 million related to the Credit Agreement. No debt origination costs were incurred during 2020.
The unamortized portion of debt origination costs totaled approximately $2.2 million and $2.9 million at December 31, 2020 and 2019, respectively. Amortization of debt origination costs is included as a component of interest expense in the consolidated statements of operations and comprehensive income (loss) and amounted to approximately $0.8 million, $0.7 million and $4.4 million for the years ended December 31, 2020, 2019, and 2018, respectively.
NOTE 12 - FAIR VALUE MEASUREMENTS
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
The Company’s cash balances are representative of their fair values as these balances are comprised of deposits available on demand. The carrying amounts of accounts receivable, prepaid wires, accounts payable and wire transfers and money orders payable are representative of their fair values because of the short turnover of these items.
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
NOTE 13 - RELATED PARTY TRANSACTIONS
From January 1, 2018 through July 26, 2018, Intermex paid a monthly management fee of $65.0 thousand, plus reimbursement of expenses, to a related party for management services, which is included in other selling, general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss). On July 26, 2018, the management fee agreement with the related party was terminated, and a one-time termination fee of $1.6 million was included as part of transaction costs in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2018. There were no amounts payable to or receivable from related parties included in the consolidated balance sheets at December 31, 2020 and 2019.
NOTE 14 – STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Common Stock and Secondary Offerings
On the Closing Date of the Merger, there were 36.2 million shares of the Company’s common stock outstanding and outstanding warrants to purchase approximately 9 million shares of common stock. As of the Closing Date, the former stockholders of Intermex owned approximately 48.3% and the former stockholders of FinTech owned approximately 51.7% of the combined company’s outstanding common stock. At December 31, 2020, the Company was authorized to issue 230.0 million shares of common stock and had approximately 38.2 million shares of common stock issued and outstanding at $0.0001 par value per common share.

Index
In September 2020 and 2019, the Company conducted unwritten secondary public offerings in which certain selling stockholders sold an aggregate of 5.7 million shares of the Company’s common stock, at a price to the public of $13.50 and 6.0 million shares of the Company’s common stock, at a price to the public of $12.75 per share. The Company did not receive any of the proceeds from these offerings; however, it did incur approximately $0.5 million and $0.8 million, respectively, in certain costs, which are included in other selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).
Equity Warrants
Prior to the Merger, FinTech issued 8.8 million public warrants (“Public Warrants”) and 0.2 million private placement warrants (“Placement Warrants” and together with the Public Warrants, the “Warrants”). The Company assumed the Warrants upon the change of control event. As a result of the Merger, the Warrants issued by FinTech were no longer exercisable for shares of FinTech common stock but instead were exercisable for common stock of the Company. All other features of the Warrants remained unchanged. There were no cash obligations for the Company pertaining to these Warrants.

Each whole Warrant entitled the holder to purchase one share of the Company’s common stock at a price of $11.50 per share. The Warrants became exercisable 30 days after the completion of the Merger and were to expire 5 years after that date, or earlier upon redemption or liquidation.
All of the Warrants were eliminated through a tender offer and mandatory conversion that resulted in the issuance, between April and May of 2019 of approximately 1.8 million shares of common stock and the payment by the Company of approximately $10.0 million in cash in exchange for the Warrants tendered in the tender offer (the “Warrants Offer”). These transactions resulted in the Company having a total of approximately 38.0 million shares of common stock outstanding following the issuance. For the year ended December 31, 2019, the Company incurred approximately $0.9 million in professional and legal fees related to the Warrants Offer, which are included in other selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

International Money Express, Inc. Omnibus Equity Compensation Plans
On June 26, 2020, at the 2020 Annual Meeting of Stockholders, the Company’s stockholders approved the International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (the “2020 Plan”), which provides for the granting of stock-based incentive awards, including stock options and restricted stock units (“RSUs”), to employees and independent directors of the Company. There are 3.4 million shares of the Company’s common stock available for issuance under the 2020 Plan, including 0.4 million shares that were available for grant under the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (the “2018 Plan” and together with the 2020 Plan, the “Plans”). As of December 31, 2020, there are 0.3 million stock options and 0.1 million RSUs granted under the 2020 Plan. Although outstanding awards under the 2018 Plan remain, the 2018 Plan was terminated upon effectiveness of the 2020 Plan.

Stock Options
The value of each option grant is estimated on the grant date using the Black-Scholes option pricing model (“BSM”). The option pricing model requires the input of highly subjective assumptions, including the grant date fair value of our common stock, expected volatility, risk-free interest rates, expected term and expected dividend yield. To determine the grant date fair value of the Company’s common stock, we use the closing market price of our common stock at the grant date. We also use an expected volatility based on the historical volatility of the Company’s common stock and the “simplified” method for calculating the expected life of our stock options as the options are “plain vanilla” and we do not have any significant historical post-vesting activity. We have elected to account for forfeitures as they occur. The risk-free interest rates are obtained from publicly available U.S. Treasury yield curve rates.
The Company used the following assumptions for the BSM to determine the fair value of the stock options:

	Year Ended December 31,
	2020	2019
Weighted-average grant date price of our common stock (per share)	$12.94	$13.83
Weighted-average expected volatility	45.2%	28.6%
Weighted-average risk-free interest rate	0.5%	1.7%
Expected term (in years)	6.25	6.25
Expected dividend yield	0.0%	0.0%
Share-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The stock options issued under the Plans have 10-year terms and vest in four equal annual installments beginning one year after the date of the grant. The Company recognized compensation expense for stock options of approximately $2.8 million, $2.6 million and $1.0 million for the years ended December 31, 2020, 2019 and 2018, respectively, which is included in salaries and benefits in the

Index
consolidated statements of operations and comprehensive income (loss). As of December 31, 2020, there were 2.7 million outstanding stock options and unrecognized compensation expense of approximately $5.9 million is expected to be recognized over a weighted-average period of 2.2 years.
A summary of the stock option activity during the year ended December 31, 2020 is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2019	2,905,219	$10.51	8.74	$3.58
Granted	622,500	$12.94		$5.71
Exercised(1)	(218,383)	$10.24		$3.51
Forfeited	(594,434)	$11.07		$3.82
Outstanding at December 31, 2020	2,714,902	$10.97	8.19	$4.03

Exercisable at December 31, 2020(2)	1,137,451	$10.17	7.64	$3.50

(1) The aggregate intrinsic value of stock options exercised during the year ended December 31, 2020 was $1.3 million.
(2) The aggregate fair value of all vested/exercisable options outstanding as of December 31, 2020 was $17.7 million.
RSU Grants to Employees

The RSUs granted under the Plans to the Company’s employees generally vest in four equal annual installments beginning one year after the date of the grant. The Company recognized compensation expense for RSUs granted to employees of approximately $4.1 thousand for the year ended December 31, 2020, which is included in salaries and benefits in the consolidated statements of operations and comprehensive income (loss). There was no compensation expense recognized for RSUs granted to employees in 2019 and 2018. As of December 31, 2020, unrecognized compensation expense of approximately $0.1 million is expected to be recognized over a weighted-average period of 3.8 years.

A summary of the RSU grant activity to employees of the Company during the year ended December 31, 2020 is presented below:

	Number of RSU awards	Weighted-Average Grant Price
Nonvested at December 31, 2019	—	$—
Granted	17,500	$14.87
Forfeited	(10,000)	$15.15
Nonvested at December 31, 2020	7,500	$14.49

RSU Grants to Independent Directors

The RSUs granted under the Plans to the Company’s independent directors vest on the one-year anniversary from the grant date. The Company recognized compensation expense for the RSUs granted to independent directors of $0.4 million, $0.2 million and $0.1 million for the years ended December 31, 2020, 2019 and 2018, respectively, which is included in salaries and benefits in the consolidated statements of operations and comprehensive income (loss). As of December 31, 2020, there was $0.3 million of unrecognized compensation expense for the RSUs. There were no forfeitures of RSUs granted to independent directors for the year ended December 31, 2020.

Index
A summary of the RSU grant activity to independent directors of the Company during the year ended December 31, 2020 is presented below:

	Number of RSU awards	Weighted-Average Grant Price
Nonvested at December 31, 2019	18,953	$14.77
Granted	33,381	$13.13
Vested	(18,953)	$14.77
Nonvested at December 31, 2020	33,381	$13.13

Under the 2020 Plan, effective October 1, 2020, the Lead Independent Director and Chairs of the Committees of the Board of Directors are granted, in aggregate, $64.0 thousand in awards of fully vested shares of the Company’s common stock, payable on a quarterly basis at the end of each quarter.

Incentive Units
Prior to the Merger, incentive units amounting to $4.7 million were granted to our employees, which became fully vested as a result of the Merger in 2018 and were immediately recognized as share-based compensation expense, which is included in salaries and benefits in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2018.
NOTE 15 – EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is calculated by dividing net income (loss) for the year by the weighted average number of common shares outstanding for the period. In computing dilutive earnings (loss) per share, basic earnings (loss) per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards, including common stock options, RSUs and warrants.

Below are basic and diluted earnings (loss) per share for the periods indicated (in thousands, except for share data):

	Year Ended December 31,
	2020	2019	2018
Net income (loss) for basic and diluted income (loss) per common share	$33,784	$19,609	$(7,244)
Shares:
Weighted-average common shares outstanding – basic	38,060,290	37,428,345	25,484,386
Effect of dilutive securities
RSUs	10,566	12,416	—
Stock options	287,315	140,640	—
Warrants	—	12,757	—
Weighted-average common shares outstanding – diluted	38,358,171	37,594,158	25,484,386

Earnings (loss) per common share - basic	$0.89	$0.52	$(0.28)
Earnings (loss) per common share - diluted	$0.88	$0.52	$(0.28)

As of December 31, 2020, there were 688.2 thousand options and 10.9 thousand RSUs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.
As of December 31, 2019, there were 471.8 thousand options and 19.0 thousand RSUs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive. The Warrants were included in the calculation of the diluted earnings per share for the periods for which they were outstanding; the shares issued in exchange for the Warrants tendered in the Warrants Offer were included in the basic earnings per share beginning on the date the shares were issued. All Warrants ceased to exist after they were tendered in the Warrants Offer.
As of December 31, 2018, there were 2.9 million options, 9.0 million warrants to purchase shares of the Company’s common stock and 21.2 thousand RSUs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.

Index
NOTE 16 - INCOME TAXES
The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current tax provision:
Foreign	$224	$201	$212
Federal	8,080	4,668	1,283
State	2,780	1,591	182
Total Current	11,084	6,460	1,677

Deferred tax provision:
Federal	1,089	1,290	93
State	344	573	98
Total deferred	1,433	1,863	191
Total tax provision:	$12,517	$8,323	$1,868

A reconciliation between the income tax provision (benefit) at the U.S. statutory tax rate and the Company’s income tax provision on the consolidated statements of operations and comprehensive income (loss) is below (in thousands):

	Year Ended December 31,
	2020	2019	2018
Income (loss) before income taxes	$46,301	$27,932	$(5,376)
U.S. statutory tax rate	21%	21%	21%
Income tax expense (benefit) at statutory rate	9,723	5,866	(1,129)

State tax expense, net of federal	2,530	1,639	145
Foreign tax rates different from U.S. statutory rate	264	260	146
Non-deductible expenses	57	374	1,978
Write-off of transaction costs	—	—	321
Write-off of net operating losses	—	—	314
Change in tax rate	(9)	71	76
Other	(48)	113	17
Total tax provision	$12,517	$8,323	$1,868

As presented in the income tax reconciliation above, the tax provision recognized on the consolidated statements of operations and comprehensive income (loss) was impacted by state taxes, non-deductible expenses, such as offering costs, share-based compensation expense, transaction costs and foreign tax rates applicable to the Company’s foreign subsidiaries that are higher or lower than the U.S. statutory rate. The Company is subject to tax in various U.S. state jurisdictions. Changes in the annual allocation and apportionment of the Company’s activity amongst these state jurisdictions results in changes to the blended state rate utilized to measure the Company’s deferred tax assets and liabilities.

Index
Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of the Company’s assets and liabilities. The following table outlines the principal components of the deferred tax assets and liabilities (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
U.S. federal and state net operating losses	$5,529	$6,385
Foreign net operating losses	165	73
Allowance for credit losses	483	275
Share-based compensation	1,468	897
Accrued compensation	487	279
Deferred revenue	725	653
Accrued TCPA claim	—	880
Total deferred tax assets	8,857	9,442

Deferred tax liabilities
Depreciation	(2,460)	(1,918)
Intangible amortization	(6,924)	(6,710)
Total deferred tax liabilities	(9,384)	(8,628)

Valuation allowance	(165)	(73)

Net deferred tax (liability) asset	$(692)	$741

At December 31, 2020, the Company had federal and state net operating loss carryforwards of approximately $22.7 million and $19.8 million, respectively, which are available to reduce future taxable income. With few exceptions, these net operating loss carryforwards will expire from 2029 through 2037. Utilization of the Company’s net operating loss carryforwards is now subject to an annual limitation under Internal Revenue Code Section 382. The Company has recorded a deferred tax asset for only the portion of its net operating loss carryforward that it expects to realize before expiration.
With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for the years prior to 2016. However, the Company has certain net operating loss carryforwards from tax years 2009 through 2017 that are subject to examination. As of December 31, 2020 and 2019, the Company did not have any amounts accrued for interest and penalties or recorded for uncertain tax positions.
In 2018, FinTech Acquisition Corp II was notified by the IRS that its 2017 federal income tax return was selected for examination. In 2019, the exam was closed with no adjustments to the reported tax. In January 2020, Intermex Holdings II, Inc., the Company’s parent company prior to the Merger, was notified by the IRS that its 2017 federal income tax return was selected for examination. In August 2020, the examination was closed with no changes to the reported tax. As of December 31, 2020 and 2019, no amounts for tax, interest, or penalties have been paid or accrued as a result of this examination.
In accordance with criteria under FASB guidance, Income Taxes, a valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. After consideration of all evidence, both positive and negative, management has determined that no valuation allowance is required at December 31, 2020 or 2019 on the Company’s U.S. deferred tax assets. However, a valuation allowance of $165.0 thousand and $73.3 thousand as of December 31, 2020 and 2019, respectively, has been recorded on deferred tax assets associated with Canadian net operating loss carryforwards.
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effects of COVID-19. The CARES Act provides various tax law changes in response to the COVID-19 pandemic, including increasing the ability to deduct interest expense, providing for deferral on tax deposits, and amending certain provisions of the previously enacted Tax Cuts and Jobs Act. After considering the provisions of the CARES Act, the Company determined that the CARES Act did not have a material effect on its annual effective tax rate and the income tax provision for the year ended December 31, 2020.

Index
NOTE 17 - COMMITMENTS AND CONTINGENCIES
Leases
The Company is a party to leases for office space, warehouses and Company-operated store locations. Rent expense under all operating leases, included in other selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss), amounted to approximately $2.2 million, $2.1 million and $1.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.
In April 2018, the Company renegotiated its corporate lease to extend the term through November 2025. At December 31, 2020, future minimum rental payments required under operating leases for the next five years and thereafter are as follows (in thousands):

2021	$1,476
2022	1,182
2023	895
2024	776
2025	662
Thereafter	—
$4,991
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
On May 30, 2019, Stuart Sawyer filed a putative class action complaint in the United States District Court for the Southern District of Florida asserting a claim under the TCPA, 47 U.S.C. § 227, et seq., based on allegations that since May 30, 2015, the Company had sent text messages to class members’ wireless telephones without their consent. The litigation was settled under a definitive Settlement Agreement on March 16, 2020, subsequently approved by the Court. The Settlement Agreement provides for resolution of Mr. Sawyer’s TCPA claims and the claims of a class of similarly situated individuals, as defined in the complaint, who received text messages from the Company during the period May 30, 2015 through October 7, 2019, and for the creation of a $3.25 million settlement fund that will be used to pay all class member claims, class counsel’s fees and the costs of administering the settlement.
The settlement fund will be managed by a duly-appointed settlement administrator which will be authorized to, among other things, make payments from the fund in accordance with the terms of the Settlement Agreement and the final judgment in the case. No amount of the settlement fund will revert to the Company; instead, any unclaimed funds will be sent to a consumer advocacy organization approved by the Court.
The settlement fund and related legal expenses were paid in full in October 2020, and therefore, no remaining balance is included in accrued and other liabilities in the consolidated balance sheet as of December 31, 2020. The settlement amount and related legal fees amounted to $3.8 million out of which approximately $0.1 million and $3.7 million were incurred during the years ended December 31, 2020 and 2019, respectively, and are included in other selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).
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
Regulatory Requirements
Certain domestic subsidiaries of the Company are subject to maintaining minimum tangible net worth and liquid assets (eligible securities) to cover the amount outstanding of wire transfers and money orders payable. As of December 31, 2020 and 2019, the Company’s subsidiaries were in compliance with these two requirements.

Index
NOTE 18 – DEFINED CONTRIBUTION PLAN
The Company has a defined contribution plan available to most of its employees, where the Company makes contributions to the plan based on employee contributions. Total employer contribution expense included in salaries and benefits in the consolidated statements of operations and comprehensive income (loss) was approximately $127.4 thousand, $132.0 thousand and $115.2 thousand for the years ended December 31, 2020, 2019 and 2018, respectively.

Index

INTERNATIONAL MONEY EXPRESS, INC.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

As of December 31, 2020, International Money Express, Inc. is no longer considered a Smaller Reporting Company under Rule 12b-2 of the Exchange Act. As a result and commencing with the fiscal year ended December 31, 2020, the Company is required to present Schedule I – Condensed Financial Information of the Registrant.

The following includes the Condensed Balance Sheets for the parent company as of December 31, 2020 and 2019 and Condensed Statements of Operations and Comprehensive Income (Loss) and Condensed Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED BALANCE SHEETS
(PARENT COMPANY ONLY)
(in thousands, except for share data)

	December 31,
	2020	2019
ASSETS
Investment in subsidiary	$94,211	$55,948
Deferred tax asset	50	19
Total assets	$94,261	$55,967

STOCKHOLDERS’ EQUITY

Stockholders’ equity:
Common stock $0.0001 par value; 230,000,000 shares authorized, 38,217,125 and 38,034,389 shares issued and outstanding as of December 31, 2020 and 2019, respectively	$4	$4
Additional paid-in capital	59,310	54,694
Retained earnings	34,960	1,176
Accumulated other comprehensive (loss) income	(13)	93
Total stockholders’ equity	$94,261	$55,967

See Notes to Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(PARENT COMPANY ONLY)
(in thousands)

	Year Ended December 31,
	2020	2019	2018

Income:
Equity in earnings (loss) from consolidated subsidiary, net of tax	$34,091	$19,725	$(7,180)
Total income (loss)	34,091	19,725	(7,180)

Expenses:
Shared-based compensation	404	192	88
Total expenses	404	192	88

Income (loss) before income taxes	33,687	19,533	(7,268)

Income tax benefit	(97)	(76)	(24)

Net income (loss)	33,784	19,609	(7,244)

Other comprehensive (loss) income	(106)	95	—

Comprehensive income (loss)	$33,678	$19,704	$(7,244)

See Notes to Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)
(in thousands)

	Year Ended December 31,
	2020	2019	2018

Cash flows from operating activities:
Net cash provided by operating activities	$97	$76	$24

Cash flows from financing activities:
Intercompany transactions, net	(1,598)	9,672	(24)
Cash paid in warrant exchange	—	(10,031)	—
Proceeds from exercise of options	1,501	283	—
Net cash used in financing activities	(97)	(76)	(24)

Net change in cash	—	—	—

Cash, beginning of the year	—	—	—

Cash, end of the year	$—	$—	$—

See Notes to Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

International Money Express, Inc. (the “Parent”) is a holding company that conducts substantially all of its business operations through its subsidiaries. The parent company financial information has been derived from its consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes of International Money Express, Inc. and its subsidiaries (the “Company”) included in Item 8, Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.

NOTE 2 – INCOME TAXES

The Parent files a consolidated United States federal income tax return and also a number of consolidated state income tax returns on behalf of its direct and indirect subsidiaries. In these circumstances, the Parent may be responsible for remitting income tax payments on behalf of the consolidated group. The Parent’s provision for income taxes has been computed as if it were a separate tax-paying entity. The Parent has not recorded deferred tax assets or liabilities associated with outside basis differences in its investment in subsidiary.

Index
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and President, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our Chief Executive Officer and President, and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure as of December 31, 2020.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Our management, with the participation of our Chief Executive Officer and President, and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control – Integrated Framework (the “COSO Framework”). Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
This Annual Report on Form 10-K does not include an attestation report of the Company’s registered independent public accounting firm on management’s assessment regarding internal control over financial reporting due to the exemption from such requirements established by rules of the SEC for emerging growth companies.
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
None.

Index
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Our board of directors (“Board of Directors” or “Board”) is presently fixed at eight directors in accordance with the bylaws of International Money Express, Inc. (the “Company”). The Board of Directors is divided into three classes designated as Class I, Class II and Class III. One class of directors is elected at each annual meeting of our stockholders for a term of three years. Each director holds office until his or her successor has been duly elected and qualified, or the director’s earlier resignation, death or removal. The term of the Board’s Class III directors expires at the 2021 annual meeting of stockholders, the term of the Board’s Class I directors expires at the 2022 annual meeting of stockholders and the term of the Class II directors expires at the 2023 annual meeting of stockholders.

Set forth below are the name and age of each of the directors of the Company, positions with the Company, term of office as a director of the Company, business experience during the past five years or more, and additional biographical data as of March 1, 2021.

Name	Age	Position	Director Since	Director Class
Robert Lisy	63	Chief Executive Officer, President and Chairman of the Board of Directors	2018	III
Adam Godfrey	58	Director	2018	III
Kurt Holstein	60	Director	2018	II
Christopher Lofgren	62	Director	2019	I
Laura Maydón	47	Director	2020	I
Michael Purcell	63	Lead Independent Director	2018	III
John Rincon	55	Director	2018	II
Justin Wender	51	Director	2018	I

Robert Lisy has served as a director of International Money Express, Inc. since 2018. Mr. Lisy served as a director of International Money Express Sub 2, LLC’s predecessor entities from 2009 to 2018. Mr. Lisy is the Chief Executive Officer, President, and Chairman of the Board of Directors of International Money Express, Inc. and its predecessors, which he joined in 2009. Mr. Lisy has 30 years of experience in the retail financial services and electronic payment processing industry in various positions, including three years as the Chief Marketing and Sales Officer of Vigo Remittance Corp., a money transfer and bill payments service in the United States and internationally, and over seven years at Western Union in various sales, marketing and operational positions of increasing responsibility. Mr. Lisy was a founding partner of Direct Express/Paystation America, which offered, among other things, prepaid debit cards to federal benefit recipients, where he served as Chief Operating Officer and on the board of directors. He was an integral part in the efforts to successfully sell Direct Express in 2000 to American Payment Systems. Mr. Lisy holds a bachelor’s degree in Finance from Cleveland State University. We believe that Mr. Lisy’s experience as the Chairman and Chief Executive Officer of Intermex coupled with his extensive operational experience in the retail financial services and remittance industries make him well qualified to serve as a director.

Adam Godfrey has served as a director of International Money Express, Inc. since 2018. Mr. Godfrey served as a director of the Company’s predecessor entity from 2006 to 2017. Mr. Godfrey is a Managing Partner of Stella Point Capital, which he co-founded in 2012. Stella Point Capital is a New York-based private equity firm focused on industrial, consumer and business services investments. Mr. Godfrey is an investment professional and has sourced and managed numerous investments for Stella Point Capital. Previously, Mr. Godfrey spent nearly 19 years with Lindsay Goldberg and its predecessor entities, which he joined in 1992. Mr. Godfrey was a Partner at the firm and served on the board of directors of 12 portfolio companies during his time with Lindsay Goldberg. Currently, he serves on the board of directors of First American Payment Systems Holdings, Inc., SPC Velir, LP, Vereco Holdings, LLC, American Orthodontics Corporation, and publicly traded Schneider National, Inc. (NYSE: SNDR), on which he currently also serves as Chairman of the board of directors and a member of the corporate governance committee. Mr. Godfrey holds a bachelor’s degree from Brown University and a master’s degree in business administration from the Tuck School of Business at Dartmouth. We believe that Mr. Godfrey’s extensive investment management and transactional experience coupled with his experience serving as the chairman of a publicly traded company and on the boards of directors of other companies make him well qualified to serve as a director.

Kurt Holstein joined the Board of Directors in 2018 upon completion of the merger among the Company, FinTech Acquisition Corp. II and certain other parties to the transaction (the “Merger”). Mr. Holstein is President of Azoic Ventures, Inc., an investment vehicle and advisory firm which he founded in 2011. Mr. Holstein co-founded Rosetta Marketing Group, which became one of the five largest independent digital agencies in the United States prior to its sale to a public company in 2011, where he served in various roles, including Chief Operating Officer, President and Vice Chairman, and led the execution of Rosetta’s significant acquisitions, financing rounds, and the sale of the firm. Previously, Mr. Holstein spent 16 years at Procter & Gamble (NYSE: PG) with positions of increasing responsibility in management systems and brand management. Mr. Holstein serves on the boards of directors of several privately held companies, including SPC Velir, LP and The Piseco Company. Mr. Holstein holds a bachelor’s degree in Engineering from Cornell University. We

Index
believe that Mr. Holstein’s extensive operational and transactional experience coupled with his experience serving on boards of directors make him well qualified to serve as a director.

Christopher Lofgren has served as a director of International Money Express, Inc. since 2019. Mr. Lofgren served as Chief Executive Officer and President, and as a director, of publicly traded Schneider National, Inc. (NYSE: SNDR) from August 2002 until his retirement in April 2019. He joined Schneider Logistics in 1994 as vice president of engineering and systems. He later served as Chief Information Officer and Chief Operating Officer before being named President and Chief Executive Officer of Schneider in 2002. Before joining Schneider, Mr. Lofgren held positions at Symantec Corporation, Motorola and CAPS Logistics. He currently serves as Chairman of the Board of the U.S. Chamber of Commerce, as a member of the board of directors of New Vista Acquisition Corporation, a newly formed corporation focusing on aerospace and aviation technologies, and as a member of the board of governors of the Montana State University Alumni Association. Previously, Mr. Lofgren served on the Board of Directors of CA Technologies for 13 years. He has also served on the Green Bay, Wisconsin Senior Advisory Board for Junior Achievement, the Boys and Girls Club, and the Green Bay Symphony Orchestra. He holds a bachelor’s degree and a master’s degree in industrial and management engineering from Montana State University and a doctorate in industrial and systems engineering from The Georgia Institute of Technology. In October 2009, Mr. Lofgren was inducted into the National Academy of Engineering. We believe that Mr. Lofgren’s experience as both a technology leader and a public company CEO coupled with his experience serving on boards of directors make him well qualified to serve as a director.

Laura Maydón has served as a director of International Money Express, Inc. since 2020. Ms. Maydón was the founding Managing Director and CEO for Endeavor Miami, an entrepreneurial accelerator for scale-ups, which she co-founded and led from September 2013 to June 2019, when she stepped away from day-to-day activities to serve for a year as a board member. She currently serves as mentor of the organization. From 2003 to 2013, Ms. Maydón held a variety of positions of increasing responsibility at Visa (NYSE: V), ultimately serving from 2010 through 2013 as Senior Business Leader, Commercial Solutions, LATAM & Caribbean after having been Business Development Leader, LATAM & Caribbean from 2004 to 2010. She currently serves on the Board of Advisors for Sustalytics and NovoPayment. She holds a Master of Business Administration from Harvard Business School and a B.S in Economics from Instituto Tecnologico Autonomo de México. We believe that Ms. Maydón’s years of experience at Visa and Endeavor Miami and knowledge of digital financial and payment services, make her well-qualified to serve as a director.

Michael Purcell joined the Board of Directors in 2018 upon completion of the Merger and was appointed lead independent director for the Company on September 24, 2020. Mr. Purcell is a certified public accountant and became an independent business consultant following retirement in 2015. Mr. Purcell spent more than 36 years with Deloitte, where he was an audit partner and the Philadelphia office leader of Deloitte’s middle-market and growth enterprise services. Mr. Purcell has served on the boards of directors of numerous companies and organizations, and currently serves as a director and member of the audit committee of publicly traded Tabula Rasa Healthcare, Inc. (NASDAQ: TRHC), CFG Community Bank, Hyperion Bank, McKean Defense Group and several other for-profit and non-profit entities. He is a member of the American Institute of Certified Public Accountants and a former President of the Philadelphia Chapter of the Pennsylvania Institute of Certified Public Accountants. Mr. Purcell holds a bachelor’s degree from Lehigh University and a master’s degree in business administration from Drexel University. We believe that Mr. Purcell’s extensive public accounting experience coupled with his experience serving on boards of directors make him well qualified to serve as a director.

John Rincon has served as a director of International Money Express, Inc. since 2018. Mr. Rincon served as a director of the Company’s predecessor entity from 1994 to 2017. Mr. Rincon founded Intermex Wire Transfer, LLC in 1994 and served as its Chairman and President until 2006. Mr. Rincon has more than 20 years of experience in the money remittance and telecommunications industries, having held various management and supervisory positions prior to founding the Company. Mr. Rincon is the Chairman of Rincon Capital Partners, a private investment firm, which he founded in 2007. We believe that Mr. Rincon’s experience as the Company’s founder coupled with his extensive operational and transactional experience in the money remittance industry make him well qualified to serve as a director.

Justin Wender has served as a director of International Money Express, Inc. since 2018. Mr. Wender served as a director of Interwire LLC, an affiliate of Stella Point Capital, from 2017 to 2018. Mr. Wender is a Managing Partner of Stella Point Capital, which he co-founded in 2012. Stella Point Capital is a New York-based private equity firm focused on industrial, consumer and business services investments. Mr. Wender is an investment professional and has sourced and managed numerous investments for Stella Point Capital. Mr. Wender serves as trustee of the Weitz Funds. Previously, Mr. Wender spent more than 17 years at Castle Harlan, which he joined in 1993. Mr. Wender served as President of the firm from 2006 to 2010, led the effort of raising two funds, and served on the board of directors of 11 portfolio companies during his time with Castle Harlan. Currently, he serves on the board of directors of First American Payment Systems Holdings, Inc. SPC Velir, LP, and Vereco Holdings, LLC, as well as on the boards of several educational and charitable organizations. Mr. Wender holds a bachelor’s degree from Carleton College and a master’s degree in business administration from the Wharton School at the University of Pennsylvania. We believe that Mr. Wender’s extensive investment management and transactional experience coupled with his experience serving on boards of directors make him well qualified as a director.

Index
Executive Officers

Set forth below is certain information regarding the Company’s current executive officers as of December 31, 2020:

Name	Age	Position
Robert Lisy	63	Chief Executive Officer, President and Chairman of the Board of Directors
Andras Bende	46	Chief Financial Officer
Randy Nilsen	58	Chief Revenue Officer
Joseph Aguilar	59	Chief Operating Officer
Ernesto Luciano	47	Chief Compliance Officer and General Counsel

Robert Lisy. Biographical information for Mr. Lisy is included above with the director biographies under the caption “Board of Directors.”
Andras Bende joined International Money Express, Inc. as Chief Financial Officer in December 2020. Prior to joining the Company, Mr. Bende served as the Chief Financial Officer of Computer Services, Inc., a financial technology company, from 2018 to 2019, where he helped guide the company during a period of significant growth and share price appreciation. Prior to his time at Computer Services, Inc., Mr. Bende held several international Chief Financial Officer and Controller roles at GE Capital from 2012 to 2017. Mr. Bende is a graduate of GE’s Financial Management Program and the GE Corporate Audit Staff and holds a bachelor’s degree in financial management from Clemson University.
Randy Nilsen has served as the Chief Revenue Officer of International Money Express, Inc. since 2018. Mr. Nilsen was Intermex’s Chief Revenue Officer from 2015 to 2018. Prior to joining the Company , Mr. Nilsen served as Chief Revenue Officer at Sigue Money Transfer Services (“Sigue”), a global remittance provider from 2011 to 2015 where he was responsible for revenue generation through acquisition and retention of both agents and consumers within North America. Prior to his employment with Sigue, Mr. Nilsen was the Chief Franchise Sales and Operations Officer at Jackson Hewitt from 2008 to 2011. Prior to Jackson Hewitt, Mr. Nilsen was with Western Union from 1987 to 2008 where he held roles with increasing responsibility in sales, marketing and sales planning and was responsible for business units in the U.S., Canada and the U.K. Mr. Nilsen is a graduate of the Executive Management program at the University of California Los Angeles’s Anderson School of Management and holds a bachelor’s degree in Business Finance from Brigham Young University.
Joseph Aguilar, joined International Money Express, Inc. in September 2019 as Chief Operating Officer. Prior to joining Intermex, Mr. Aguilar was a senior executive at Sigue Corporation; starting in 2005 as the Chief Auditor, where he established the Internal Audit function for its U.S. and Mexico Operations. Following several successful audit cycles, he was promoted to Chief Operating Officer, responsible for all operations and technology functions of the global organization. In 2014, Mr. Aguilar was promoted to President of SGS, Ltd. UK, the International Division of Sigue Corporation, with responsibility for all aspects of the business in the EU, Eastern Europe, Africa, Asia and South Asia. Prior to his roles at Sigue Corporation, Mr. Aguilar held senior roles at BBVA Bancomer, California Commerce Bank and Dai-Ichi Kangyo Bank of California. Mr. Aguilar holds a bachelor’s degree in English from University of California at Santa Barbara.
Ernesto Luciano joined International Money Express, Inc. as Chief Compliance Officer and General Counsel in December 2020. Prior to joining the Company, Mr. Luciano was the vice president & associate general counsel of Kaplan Higher Education, LLC (“Kaplan”) from 2016 to 2020. Prior to his role at Kaplan, Mr. Luciano was general counsel for Verizon Media’s U.S. Hispanic and Latin American division and also held senior legal positions with Home Box Office, Inc. (HBO), Gilat Satellite Networks Ltd., and Turner Broadcasting Systems (TBS), among others. Mr. Luciano holds a bachelor’s degree from the State University of New York at Albany and a Juris Doctor (J.D.) from the New England School of Law in Boston, Massachusetts.

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

Index
Delinquent Section 16(a) Reports
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Specific due dates for these reports have been established, and the Company is required to report any failure to comply therewith during the fiscal year ended December 31, 2020. To our knowledge, based solely on a review of the reports filed electronically with the SEC during the registrant’s most recent fiscal year and, where applicable, written representations that no other reports were required, all Section 16(a) filing requirements were complied with in a timely manner during the fiscal year ended December 31, 2020, except that: Joseph Aguilar filed one late Form 4 with respect to one transaction and the Hepco Family Trust, Jeremy Kuiper, Shami Patel, and the Swarthmore Trust of 2016 each filed one late Form 4 with respect to multiple transactions.

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

Audit Committee
The Audit Committee of the Board of Directors (the “Audit Committee”) was established by the Board in accordance with Section 3(a)(58)(A) of the Exchange Act, to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. Our Audit Committee consists of Messrs. Purcell, Holstein and Rincon and Ms. Maydón, with Mr. Purcell serving as the Chairman. The Board has determined that Messrs. Purcell, Holstein and Rincon and Ms. Maydón meet the independent director standards for Audit Committee members under the Nasdaq Capital Market (“Nasdaq”) listing rules and under Rule 10A-3(b)(1) of the Exchange Act. As required by the Nasdaq listing rules, the Audit Committee will at all times be composed exclusively of independent directors who are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. In addition, the Company is required to certify to Nasdaq that the Audit Committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The Board has determined that Mr. Purcell satisfies Nasdaq’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Index

ITEM 11.    EXECUTIVE COMPENSATION
Overview

As an emerging growth company, the Company has opted to comply with the executive compensation rules applicable to “smaller reporting companies,” as such term is defined under the Securities Act, which require compensation disclosure for the Company’s “named executive officers”, as defined below.

The tabular disclosure and discussion that follow describe the Company’s executive compensation program during the most recently completed fiscal year ended December 31, 2020, with respect to the Company’s named executive officers as of December 31, 2020, including: Robert Lisy, Chief Executive Officer and President; Tony Lauro, former Chief Financial Officer; Joseph Aguilar, Chief Operating Officer; and Randall D. Nilsen, Chief Revenue Officer (collectively, the Company’s “named executive officers”).

Summary Compensation Table
The following table sets forth the compensation paid and earned to the named executive officers (the “NEOs”) that is attributable to services performed during fiscal years 2020 and 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Nonequity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Robert Lisy Chief Executive Officer and President	2020	$752,885	$—	$—	$463,733	$88,579	$1,305,197
	2019	$725,000	$—	$—	$323,563	$88,437	$1,137,000
Tony Lauro II (4) Former Chief Financial Officer	2020	$339,615	$—	$—	$120,817	$4,275	$464,707
	2019	$330,852	$—	$209,643	$115,118	$2,530	$658,143
Joseph Aguilar Chief Operating Officer	2020	$327,115	$29,000	$713,605	$121,895	$39,000	$1,230,615
	2019	$72,692	$—	$570,210	$—	$17,000	$659,902
Randall D. Nilsen Chief Revenue Officer	2020	$299,269	$26,200	$—	$118,078	$15,232	$458,779
	2019	$280,582	$—	$—	$102,102	$14,148	$396,832

(1)The amounts included in the “Option Awards” column reflect the aggregate grant date fair value of stock options awarded to the NEOs as computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions made in the valuation reflected in these columns for fiscal year 2020, see Note 14 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

(2)The amounts included in the “Nonequity Incentive Plan Compensation” column reflect the quarterly and annual performance bonuses paid and earned under the Company’s Employee Incentive Bonus Plan for fiscal years 2020 and 2019. The “Annual Cash Incentive Awards” section below describes how the Employee Incentive Bonus Plan awards were determined.

(3)For Mr. Lisy, the amounts set forth above include (x) a housing allowance in the amount of $84.5 thousand for an apartment in the Miami, Florida area, for each of fiscal years 2020 and 2019 and (y) matching contributions under our 401(k) retirement savings plan, in the amount of $4.1 thousand and $3.9 thousand for fiscal years 2020 and 2019, respectively. For Mr. Lauro, the amounts set forth above include matching contributions under our 401(k) retirement savings plan, in the amount of $4.3 thousand and $2.5 thousand for fiscal years 2020 and 2019, respectively. For Mr. Aguilar, the amount set forth above includes (x) a housing allowance of $39.0 thousand and $12.0 thousand for fiscal years 2020 and 2019, respectively, and (y) a moving allowance of $5.0 thousand for fiscal year 2019 (none for 2020). For Mr. Nilsen, the amounts set forth above include (x) reimbursements for car-related costs of $13.0 thousand and $12.0 thousand for fiscal years 2020 and 2019, respectively, and (y) matching contributions under our 401(k) retirement savings plan, in the amount of $2.2 thousand and $2.1 thousand for fiscal years 2020 and 2019, respectively.

(4)Mr. Lauro resigned as the Chief Financial Officer of the Company effective November 13, 2020.

Annual Cash Incentive Awards

We maintain the Employee Incentive Bonus Plan (the “Bonus Plan”), an annual, cash-based, incentive plan, in which certain sales employees and all non-sales employees, including the named executive officers, participate. For 2020, payments under the Bonus Plan were determined based on completion of certain individual performance objectives, varying by employee category/position (the “Objective component”) and Company-wide Adjusted EBITDA targets (the “Adjusted EBITDA component”), as discussed below. Refer to the “Non-GAAP Financial Measures” section of Item 7 in this Annual Report on Form 10-K for our calculation methodology.

Index
Each named executive officer’s target bonus amount was determined at the outset of the year and was expressed generally as a percentage of such officer's base salary. The target bonus percentages for 2020 were 50% for Mr. Lisy, 35% for Mr. Lauro, 32% for Mr. Aguilar and 35% for Mr. Nilsen. The CEO’s Bonus Plan was determined solely based on Adjusted EBITDA performance. The Bonus Plan for the other named executive officers was determined 75% based on Adjusted EBITDA performance and 25% based on the Objective component.

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

For 2020, the pre-established quarterly Adjusted EBITDA targets were achieved for all quarters. The full-year Adjusted EBITDA performance of $68.4 million was above the target of $63.1 million, resulting in a full-year Adjusted EBITDA earnout of 127.8% of target.

Mr. Nilsen’s individual objectives are tied to his role as Chief Revenue Officer and are specifically measured based on actual gross margin sales versus budget for each quarter. For each quarter in 2020, Mr. Nilsen achieved between 92.1% to 104.5% of the applicable gross margin sales quarterly budget.

Mr. Lauro’s individual objectives were based on the following factors: (i) product profitability analysis, (ii) enhancing liquidity management, (iii) improving investor communication and (iv) enhancing budget and financial projections in light of COVID-19 pandemic effects. For each of the first three quarters in 2020, Mr. Lauro’s level of achievement of his individual objectives ranged from 95.0% to 98.8% of the applicable goal.

Mr. Aguilar’s individual objectives are based on the following factors: (i) enhancing and consolidating the Operations functions of the Company, (ii) improving functionality of the Company’s call centers in Mexico and Guatemala, and (iii) enhancing the Information Technology, Purchasing and New Products Departments. For each quarter in 2020, Mr. Aguilar’s level of achievement of his individual objectives ranged from 70% to 100% of the applicable goal.

Based on the combined impact of Adjusted EBITDA and Objective component performance, the overall payout as a percent of target was 127.8% of target for the CEO (based on Adjusted EBITDA performance only) and ranged from 101.5% to 120.7% for Messrs. Lauro, Aguilar and Nilsen, based on quarterly and annual Adjusted EBITDA and quarterly Objective components performance.

Employment Agreements

Each of Messrs. Lisy, Aguilar and Nilsen is a party to an employment agreement with the Company, summarized below.

Chief Executive Officer and President (Robert Lisy)

On December 19, 2017, Intermex Holdings, Inc. (“Intermex”) entered into an amended and restated employment agreement (the “CEO Employment Agreement”) with Mr. Lisy for the position of Chief Executive Officer and President, which was in effect through December 30, 2020. Effective January 1, 2021, Intermex entered into an amended and restated employment agreement with Mr. Lisy (the “New CEO Employment Agreement”), which expires on December 31, 2021 subject to automatic one-year extensions unless either the Company or Mr. Lisy provides at least 90 days’ written notice to the other of intent not to renew the term. The New CEO Employment Agreement replaced prior employment agreements between Mr. Lisy and the Company, including the CEO Employment Agreement in effect during 2020. During 2020, Mr. Lisy’s base salary was $725,000 and effective January 1, 2021, Mr. Lisy’s base salary is $1,000,000. The New CEO Employment Agreement also provides that Mr. Lisy is eligible to earn a performance based annual cash incentive. The amount of any annual cash incentive payable shall be determined by the Board of Directors in its discretion, and shall be conditioned on the achievement of certain performance goals, including the achievement by Intermex of budgeted Adjusted EBITDA (as defined in the CEO Employment Agreement) as approved by the Board in its reasonable discretion, and the achievement of individual performance goals as may be reasonably agreed to by the Board and Mr. Lisy. The Board may, with Mr. Lisy’s consent, prospectively amend or modify from time to time the established cash incentive criteria, including any related performance requirements and target levels. Effective as of January 1, 2020, Mr. Lisy’s annual cash incentive target was increased to up to $363,000 and effective January 1, 2021, Mr. Lisy’s annual cash incentive target was increased to 100% of his base salary, or $1,000,000. The New CEO Employment Agreement, subject to approval

Index
by the Compensation Committee, provides for an award to Mr. Lisy of restricted stock units (“RSUs”) and performance stock units (“PSUs”), in each case granted under the terms of the Company’s 2020 Omnibus Equity Compensation Plan (the “2020 Plan”) and having a grant date value of $1,250,000, as computed in accordance with U.S. GAAP. On March 4, 2021, the Compensation Committee approved the awards, consisting of 88,215 shares of restricted stock (in lieu of RSUs) and 88,215 PSUs. The vesting terms and performance goals of the awards were determined by the Compensation Committee at the time of grant and are generally consistent with awards granted to the Company’s other employees, except that, as required by the New CEO Employment Agreement, if Mr. Lisy retires after age 66, all awards will continue to vest in accordance with their original vesting schedule, subject to attainment of any applicable performance goals.

The New CEO Employment Agreement provides that Mr. Lisy continues to be eligible to participate in all benefit programs (excluding severance, bonus, incentive or profit-sharing plans) offered by Intermex on the same basis as generally made available to other employees of Intermex and vacation and reimbursement benefits customary for a chief executive officer. In addition, Mr. Lisy is also entitled to the following benefits: (a) car allowance; (b) reimbursement for legal and certain other advisory fees incurred in connection with the negotiation of the New CEO Employment Agreement; and (c) if obtained by Intermex during the term of Mr. Lisy’s employment, the right to acquire and assume the premium payments under any life insurance policy held by Intermex upon termination of Mr. Lisy’s employment. Prior to January 1, 2021, under the CEO Employment Agreement, Mr. Lisy was also entitled to an apartment allowance in and/or around Miami, Florida and reimbursement on or before the consummation of the Merger for all legal, accounting and tax advisory services rendered to Mr. Lisy in connection with the CEO Employment Agreement, the Merger, and any other related matters and agreements. The New CEO Employment Agreement continues to subject Mr. Lisy to the following restrictive covenants: (i) non-solicitation of customers and employees of Intermex during employment and for two years thereafter; (ii) non-competition during employment and for two years thereafter; (iii) non-disclosure of confidential information for an unspecified duration; and (iv) mutual and perpetual non-disparagement. The CEO Employment Agreement also provides for severance upon a termination of employment under certain circumstances, as described below under “—Potential Payments upon Termination or Change in Control.”

Chief Operating Officer (Joseph Aguilar)

On September 23, 2019, the Company entered into an employment agreement (the “COO Employment Agreement”) with Mr. Aguilar for the position of Chief Operating Officer for an indefinite term beginning on September 23, 2019. The COO Employment Agreement provides for a base salary of $315,000 per year, subject to increase at the discretion of the Board of Directors. The COO Employment Agreement also provides that Mr. Aguilar is eligible to participate in the Company’s annual incentive compensation plan and shall have the opportunity to earn a performance based annual cash incentive of up to $100,000. The amount of any annual cash incentive payable shall be determined by the Board of Directors in its discretion, and may be conditioned on the achievement of certain performance goals established by the Board of Directors in its discretion, including the achievement by the Company of certain Adjusted EBITDA results and the achievement by Mr. Aguilar of certain personal objectives. The Board may amend or modify from time to time the annual incentive compensation plan, including modifying the performance requirements, target levels and participation terms thereof. Mr. Aguilar is also eligible to participate in any benefit plans (excluding severance, bonus, incentive or profit-sharing plans, unless approved or determined by the Board of Directors in its discretion) offered by the Company as in effect from time to time on the same basis as generally made available to other employees of the Company. In addition, Mr. Aguilar is entitled to reimbursement and vacation benefits typical for a senior executive. The COO Employment Agreement subjects Mr. Aguilar to the following restrictive covenants: (i) non-solicitation of customers and employees of the Company during employment and for three years thereafter; (ii) non-competition during employment and for nine months thereafter; (iii) non-disclosure of confidential information for an unspecified duration; and (iv) perpetual non-disparagement. The COO Employment Agreement also provides for severance upon termination of employment under certain circumstances, as described below under “—Potential Payments upon Termination or Change in Control.”

Chief Revenue Officer (Randy Nilsen)

On February 1, 2017, Intermex entered into an employment agreement (the “CRO Employment Agreement”) with Mr. Nilsen for the position of Chief Revenue Officer for an indefinite term beginning on February 1, 2017. The CRO Employment Agreement provides for a base salary, subject to increase at the discretion of the Board of Directors. Effective January 1, 2020, Mr. Nilsen’s base salary was $288,500. The CRO Employment Agreement also provides that Mr. Nilsen is eligible to participate in Intermex’s annual incentive compensation plan and shall have the opportunity to earn a performance based annual cash incentive of up to $100,975. The amount of any annual cash incentive payable shall be determined by the Board of Directors in its discretion, and may be conditioned on the achievement of certain performance goals established by the Board of Directors in its discretion. The Board may amend or modify from time to time the annual incentive compensation plan, including modifying the performance requirements, target levels and participation terms thereof. Mr. Nilsen is also eligible to participate in any benefit plans (excluding severance, bonus, incentive or profit-sharing plans, unless approved or determined by the Board of Directors in its discretion) offered by Intermex as in effect from time to time on the same basis as generally made available to other employees of Intermex. In addition, Mr. Nilsen is entitled to reimbursement and vacation benefits customary for a senior executive. The CRO Employment Agreement subjects Mr. Nilsen to the following restrictive covenants: (i) non-solicitation of customers and employees of Intermex during employment and for three years thereafter; (ii) non-competition during employment and for nine months thereafter; (iii) non-disclosure of confidential information for an unspecified period; and (iv) perpetual non-disparagement. The CRO Employment Agreement also provides for severance upon a termination of employment under certain circumstances, as described below under “—Potential Payments upon Termination or Change in Control.”

Index

Outstanding Equity Awards at End of Fiscal Year 2020

Name	Option Awards(1)
	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Robert Lisy Chief Executive Officer and President	7/26/2018	594,951	594,951	—	$9.91	7/26/2028
Joseph Aguilar Chief Operating Officer	9/23/2019	31,250	93,750	—	$14.46	9/23/2029
	6/20/2020	—	125,500	—	$12.45	6/30/2030
Randall D. Nilsen Chief Revenue Officer	7/26/2018	115,000	115,000	—	$9.91	7/26/2028
Tony Lauro Former Chief Financial Officer (2)

(1)The Option Awards column reflects stock options granted to the applicable NEO on the dates shown, which vest and become exercisable in four equal installments beginning one year after the date of grant, subject to the NEO’s continued employment with the Company. The Option Awards described in this table were granted under the Intermex 2018 Omnibus Equity Compensation Plan.
(2)Mr. Lauro resigned as the Chief Financial Officer of the Company effective November 13, 2020. Mr. Lauro did not have any outstanding equity awards at the end of fiscal year 2020.

Retirement Benefit Programs

The Company maintains a tax-qualified defined contribution plan (the “401(k) Plan”) that provides retirement benefits to employees, including matching contributions. The Company matches 50% of each employee’s contributions up to a maximum of 3% of their total compensation. The NEOs are eligible to participate in the 401(k) Plan on the same terms as other participating employees.

Potential Payments upon Termination or Change in Control

Severance under Employment Agreements

Pursuant to the terms of the employment agreements with Mr. Lisy, Mr. Aguilar and Mr. Nilsen, the NEOs are entitled to receive certain payments in connection with certain termination events.

In the event that (i) Mr. Lisy is terminated by Intermex other than for Cause, Disability (as such terms are defined in the New CEO Employment Agreement) or death, (ii) if Mr. Lisy resigns for Good Reason (as defined in the New CEO Employment Agreement) or (iii) Mr. Lisy’s employment is terminated pursuant to the Company providing notice of non-renewal of the term of the New CEO Employment Agreement, Mr. Lisy is entitled to an amount equal to two times the sum of Mr. Lisy’s base salary and Mr. Lisy’s target bonus payable in equal installments over the two year period following termination and any other Accrued Rights (as defined in the New CEO Employment Agreement). In the event Mr. Lisy’s employment is terminated by us for Cause (as defined in the New CEO Employment Agreement), Mr. Lisy would be entitled to receive any base salary through the date of termination that remains unpaid as of the date of termination, any accrued and unpaid bonus for any previously completed year that Mr. Lisy is entitled to receive as of the date of termination, and any other Accrued Rights (as defined in the New CEO Employment Agreement).

If Mr. Lisy resigns for retirement (resignation after attainment of age 66 and providing six months’ notice), then outstanding awards granted under the Intermex long term incentive program will continue to vest in accordance with their original vesting schedule, subject to attainment of any applicable performance goals.

Pursuant to the New CEO Employment Agreement, in the event that any of the payments or benefits provided by Intermex to Mr. Lisy (whether pursuant to the terms of the New CEO Employment Agreement or any equity compensation or other agreement with Intermex) would constitute “parachute payments” (“Parachute Payments”) within the meaning of Section 280G of the Code, and would be subject to the excise tax imposed under Section 4999 of the Code or any interest or penalties with respect to such excise tax (collectively, the “Excise Tax”), then such Parachute Payments to be made to Mr. Lisy shall be payable either (1) in full or (2) as to such lesser amount which would result in no portion of such Parachute Payments being subject to the Excise Tax, whichever of the foregoing amounts, taking into account

Index
the applicable federal, state and local income taxes and the Excise Tax, results in Mr. Lisy’s receipt on an after-tax basis, of the greatest amount of economic benefits under the New CEO Employment Agreement, notwithstanding that all or some portion of such benefits may be subject to the Excise Tax. If a reduction in the Parachute Payment is necessary, then the reduction shall occur in accordance with the terms of the New CEO Employment Agreement.

In the event that Mr. Aguilar is terminated by Intermex other than for Cause, Disability (as defined in the COO Employment Agreement) or death or if Mr. Aguilar resigns for Good Reason (as defined in the COO Employment Agreement), he is entitled to base salary continuation for nine months, a pro-rata portion of his target bonus for the year in which termination occurs (less any bonus amounts already paid for such year) and any other Accrued Rights (as defined in the COO Employment Agreement). In the event Mr. Aguilar’s employment is terminated by the Company for Cause (as defined in the COO Employment Agreement), Mr. Aguilar would be entitled to any base salary through the date of termination that remains unpaid as of the date of termination, any accrued and unpaid bonus for any previously completed bonus period that Mr. Aguilar is entitled to receive as of the date of termination, and any other Accrued Rights (as defined in the COO Employment Agreement).

In the event that Mr. Nilsen is terminated by Intermex other than for Cause, Disability (as defined in the CRO Employment Agreement) or death or if Mr. Nilsen resigns for Good Reason (as defined in the CRO Employment Agreement), he is entitled to base salary continuation for nine months, a pro-rata portion of his target bonus for the year in which termination occurs (less any bonus amounts already paid for such year) and any other Accrued Rights (as defined in the CRO Employment Agreement). In the event Mr. Nilsen’s employment is terminated by the Company for Cause (as defined in the CRO Employment Agreement), Mr. Nilsen would be entitled to receive any base salary through the date of termination that remains unpaid as of the date of termination, any accrued and unpaid bonus for any previously completed bonus period that Mr. Nilsen is entitled to receive as of the date of termination, and any other Accrued Rights (as defined in the CRO Employment Agreement).

In addition to the rights described above upon certain terminations, termination of an NEO’s employment due to death or disability of will result in accelerated of vesting of outstanding awards under the Intermex 2018 Omnibus Equity Compensation Plan (the “2018 Plan”) and the 2020 Plan, although the number of any outstanding PSUs that vest depends on when the termination occurs during the applicable vesting period (either 100% of target or based on attainment of performance goals).

In the event of a change in control (as defined in the 2018 Plan) of Intermex, the NEO would be entitled to a full vesting of all options outstanding under the 2018 Plan. For options and other equity awards (RSUs or PSUs) granted on or after June 26, 2020, the award will be granted under the 2020 Plan. Although none of the NEOs have an award under the 2020 Plan as of December 31, 2020, awards granted under the standard form of option and RSU award agreements under the 2020 Plan provide that upon a change in control (as defined in the 2020 Plan) of Intermex, all awards will vest for an NEO if (a) the award is not assumed in the change in control and (b) the award in assumed in the change in control but within two years following the change in control the NEO’s employment is terminated without Cause (as defined in the 2020 Plan form of award agreement).

For awards of PSUs under the 2020 Plan standard form, if a change in control (as defined in the 2020 Plan) of Intermex occurs, the PSUs will generally convert into RSUs if the award is assumed in the change in control and the RSUs will continue to vest either based on target or based on attainment of performance goals through the change in control, but the other vesting rules applicable to RSU awards under the 2020 Plan will then apply (either full acceleration of vesting if no assumption of the RSU in the change in control or full acceleration of vesting following a termination without Cause within 2 years following the change in control). In addition, in the event of a termination without Cause (as defined in the 2020 Plan form PSU agreement) after the first year of the performance period, a pro rata portion of the PSUs may vest depending upon attainment of performance goals identified in the PSU agreement. Except for the terms of the awards for Mr. Lisy as described above, awards of RSUs and PSUs granted to NEOs in March 2021 each contain the terms set forth in the standard form of RSU and PSU agreement, as applicable.

Compensation of Directors

The directors for fiscal year 2020 included Robert Lisy, Justin Wender, Adam Godfrey, Robert Jahn, John Rincon, Stephen Paul, Kurt Holstein, Michael Purcell, Christopher Lofgren and Laura Maydón. Only the independent non-employee directors of the Company, John Rincon, Kurt Holstein, Michael Purcell, Christopher Lofgren and Laura Maydón, received compensation for their service as directors for the fiscal year ended December 31, 2020. Robert Jahn and Stephen Paul retired from the Board of Directors effective September 14, 2020; Laura Maydón joined the Board of Directors effective October 15, 2020.

Until September 30, 2020, the compensation of the independent non-employee directors consisted of the following: (a) annual cash retainer amount of $50,000; (b) an additional annual cash retainer of $35,000 for the Audit Committee Chair and an additional annual cash retainer of $10,000 for each non-chair member of the Audit Committee; (c) an additional annual cash retainer of $15,000 for the Compensation Committee Chair and an additional annual cash retainer of $7,500 for each non-chair member of the Compensation Committee; (d) an additional annual cash retainer of $10,000 for the Nominating and Corporate Governance Committee Chair and an additional annual cash retainer of $5,000 for non-chair members of the Nominating and Corporate Governance Committee; and (e) $70,000 paid in an equity-based award, vesting on the one-year anniversary of the grant date.

Index

Effective October 1, 2020, the Compensation Committee of the Board approved the following changes to the compensation of the independent non-employee directors: (a) the Lead Independent Director will receive an annual retainer of $36,000 in cash and $36,000 in an award of fully vested shares, payable on a quarterly basis, at the end of each quarter; (b) the Audit Committee Chair will receive an annual retainer of $12,000 in cash and $12,000 in an award of fully vested shares, payable on a quarterly basis, at the end of each quarter; (c) the Compensation Committee Chair and Nominating and Corporate Governance Committee Chair will each receive an annual retainer of $8,000 in cash and $8,000 in an award of fully vested shares, payable on a quarterly basis at the end of each quarter; (d) the non-chair members of all committees will each receive an annual retainer of $8,000 in cash payable on an annual basis; and (e) the equity portion of the annual retainer for all independent non-employee directors was increased to $100,000, payable on an annual basis in an equity-based award that vests on the one-year anniversary of the grant date. Independent non-employee directors will also each continue to receive an annual cash retainer of $50,000, payable on an annual basis.

Also, all members of our Board of Directors are reimbursed for their usual and customary expenses incurred in connection with attending all Board and other committee meetings.

Director Compensation Table for Fiscal Year 2020

The following table sets forth information for the year ended December 31, 2020 regarding the compensation awarded to, earned by or paid to our independent non-employee directors:

Director(1)	Fees earned or paid in cash ($)	Stock awards ($)(2)(3)	Total ($)
John Rincon	$67,125	$92,110	$159,235
Kurt Holstein	$67,750	$92,110	$159,860
Michael Purcell	$95,406	$92,110	$187,516
Christopher Lofgren	$61,500	$92,110	$153,610
Laura Maydón(4)	$31,500	$69,900	$101,400

(1)Does not include any non-independent directors, including directors who also serve as officers of the Company, as these directors do not receive compensation for their service on the Board of Directors.

(2)Amounts shown in this column represent the grant date fair value of restricted stock units issued to each of the Company’s independent directors during fiscal year 2020 as computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions made in the valuation reflected in these columns, see Note 14 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

(3)Represents the aggregate number of unvested restricted stock units outstanding for each of our independent directors as of December 31, 2020.

(4)Ms. Maydón joined the Board effective October 15, 2020.

Index

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued under all of our equity compensation plans as of December 31, 2020, which included: the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (“2018 Plan”) the International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (“2020 Plan”) and the International Money Express, Inc. 2020 Employee Stock Purchase Plan (the “ESPP”), each of which was approved by the Company’s stockholders. The 2018 Plan was terminated effective June 26, 2020.

Plan category	Number of securities to be issued upon exercise of outstanding options, RSUs, warrants and rights	Weighted-average exercise price of outstanding options, RSUs, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,755,783	$11.00	4,084,111	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	2,755,783	$11.00	4,084,111

(1)Represents 3,334,111 shares available for issuance under the 2020 Plan and 750,000 shares available for issuance under the ESPP.

Index

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our outstanding shares of common stock as of March 5, 2021 by: (a) each person or “group” (as such term is used in Section 13(d)(3) of the Exchange Act) who is known by us to beneficially own 5% or more of our shares of Common Stock, (b) each of our directors and each of our NEOs, and (c) all of our directors and executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all of the common stock owned by them.

Unless otherwise provided, beneficial ownership of common stock of the Company is based on 38,218,156 shares of common stock of the Company issued and outstanding as of March 5, 2021.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Common Stock Beneficially Owned (2)

Directors and Executive Officers:(3)
Robert Lisy (4)	1,847,111	4.8%
Tony Lauro	—	—
Randall D. Nilsen (5)	285,922	*
Joseph Aguilar	31,250	*
Adam Godfrey (6)	3,192,076	8.4%
Kurt Holstein (7)	90,276	*
Michael Purcell (8)	12,453	*
Christopher Lofgren (9)	23,131	*
Laura Maydón (10)	—	—
John Rincon (11)	897,400	2.3%
Justin Wender (7)	3,192,076	8.4%
All directors and executive officers as a group (13 individuals)	6,494,619	17.0%

Five Percent Holders:
SPC Intermex, LP (12)	3,192,076	8.4%
Wellington Management Group LLP (13)	3,504,023	9.2%
Federated Hermes, Inc. (14)	2,834,830	7.4%
Conifer Management, L.L.C. (15)	2,594,241	6.8%
Steamboat Capital Partners, LLC (16)	2,530,448	6.6%
BlackRock, Inc. (17)	2,286,855	5.9%
Royce & Associates, LP (18)	2,175,182	5.7%
Nantahala Capital Management, LLC (19)	2,134,092	5.6%
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

(2)In calculating the percentage ownership or percent of equity vote for a given individual or group, the number of common shares outstanding includes unissued shares subject to options, warrants, rights or conversion privileges, exercisable within 60 days of March 5, 2021, held by such individual or group, but are not deemed outstanding by any other person or group.

Index
(3)Unless otherwise noted, the business address of each of the directors and executive officers is 9480 South Dixie Highway, Miami, Florida 33156.

(4)Includes (i) 438,531 shares held by Hawk Time Enterprises, LLC, a Delaware limited liability company (“Hawk Time”), (ii) 813,629 shares held by the Robert Lisy Family Revocable Living Trust (the “Lisy Trust”) and (iii) 594,951 shares held by Mr. Lisy, representing shares issuable upon exercise of options that are exercisable as of January 31, 2021. Mr. Lisy is the sole manager of Hawk Time and sole trustee of the Lisy Trust.

(5)Includes 115,000 shares issuable upon exercise of options that are exercisable as of January 31, 2021.

(6)Includes 3,192,076 shares held by SPC Intermex, LP, whose general partner is SPC Intermex GP, LLC. Stella Point Capital (“Stella Point”) is the sole manager of SPC Intermex GP, LLC, and Messrs. Godfrey and Wender are Managing Partners of Stella Point and as a result of their position they may be deemed to be the beneficial owner of those shares. Messrs. Godfrey and Wender serve on the Board of Directors of the Company as representatives of Stella Point. The ownership information set forth herein is based in its entirety on the material contained in Schedule 13D, as amended, dated November 5, 2020, filed with the SEC by Messrs. Godfrey and Wender, along with certain other filing parties. Based on the Schedule 13D, as amended, Messrs. Godfrey and Wender are each the beneficial owner of an aggregate of 3,192,076 shares with shared voting power over 3,192,076 shares and shared dispositive power over 3,192,076 shares. Messrs. Godfrey and Wender disclaim beneficial ownership of any shares of common stock held by SPC Intermex, LP. The address for Messrs. Godfrey and Wender is c/o Stella Point Capital LLC, 444 Madison Ave., 25th Floor, New York, New York 10022.

(7)Mr. Holstein, who owns 90,276 shares on a personal basis, currently serves on the Board of Directors of the Company. Excludes 7,144 shares deliverable within 30 days after vesting of restricted stock units on June 26, 2021.

(8)Mr. Purcell, who owns 12,453 shares on a personal basis, currently serves on the Board of Directors of the Company. Excludes 7,144 shares deliverable within 30 days after vesting of restricted stock units on June 26, 2021.

(9)Mr. Lofgren, who owns 23,131 shares on a personal basis, currently serves on the Board of Directors of the Company. Excludes 7,144 shares deliverable within 30 days after vesting of restricted stock units on June 26, 2021.

(10)Ms. Maydón currently serves on the Board of Directors of the Company. Excludes 4,805 shares deliverable within 30 days after vesting of restricted stock units on June 26, 2021.

(11)Includes (i) 11,681 shares held by Mr. Rincon, (ii) 705,288 shares held by Latin American Investment Holdings, Inc. and (iii) 180,431 shares held by Rincon Capital Partners, LLC. Mr. Rincon owns 100% of Latin American Investment Holdings, Inc. (“LAIH”) and jointly owns Rincon Capital Partners, LLC (“Rincon LLC”). Excludes 7,144 shares of which are deliverable to Mr. Ricon within 30 days after vesting of restricted stock units on June 26, 2021. Mr. Rincon owns 100% of LAIH and jointly owns Rincon LLC and is its managing member.

(12)Includes 3,192,706 shares held by SPC Intermex, LP. The ownership information set forth herein is based in its entirety on the information contained in the Schedule 13D, as amended, filed with the SEC on November 5, 2020 by SPC Intermex, LP, SPC Intermex GP, LLC and Stella Point, along with certain other filing parties. Based on the Schedule 13D, as amended, SPC Intermex, LP is the beneficial owner of an aggregate of 3,192,706 shares with shared voting power over 3,192,706 shares and shared dispositive power over 3,192,706 shares. The general partner of SPC Intermex, LP is SPC Intermex GP, LLC and Stella Point is the sole manager of SPC Intermex GP, LLC. Messrs. Godfrey and Wender are the Managing Partners of and jointly control Stella Point. SPC Intermex GP, LLC, Stella Point, and Messrs. Godfrey and Wender may be deemed to share beneficial ownership of the shares held of record by SPC Intermex, LP, but disclaim beneficial ownership of such shares. See “Risk Factors - Because Stella Point controls a significant percentage of our common stock, it may influence our major corporate decisions and its interests may conflict with the interests of other holders of our common stock” in Item 1A of this Annual Report on Form 10-K. The address for SPC Intermex, LP is c/o Stella Point Capital LLC, 444 Madison Ave., 25th Floor, New York, New York 10022.

(13)Based solely on the information contained in the Schedule 13G, as amended, jointly filed with the SEC on February 4, 2021 by Wellington Management Group LLP (“WMG”), Wellington Group Holdings LLP (“WGH”), Wellington Investment Advisors Holdings LLP (“WIAH”) and Wellington Management Company LLP (“WMC” and collectively with WMG, WGH and WIAH, the “Wellington Group”), each of WMG, WGH and WIAH is the beneficial owner of 3,504,023 shares with shared voting and shared dispositive power over all of such shares, and WMC is the beneficial owner of 3,462,012 shares with shared voting and shared dispositive power over all of such shares. The shares were acquired by the following subsidiaries of WMG, as the parent holding company of certain holding companies and investment advisors: WGH, WIAH, Wellington Management Global Holdings, Ltd., WMC, Wellington Management Canada LLC, Wellington Management Singapore Pte Ltd, Wellington Management Hong Kong Ltd, Wellington Management International Ltd, Wellington Management Japan Pte Ltd, and Wellington

Index
Management Australia Pty Ltd. The address for the Wellington Group is c/o Wellington Management Company LLP 280 Congress Street, Boston, MA 02210.

(14)Based solely on the information contained in the Schedule 13G jointly filed with the SEC on February 12, 2021 by Federated Hermes, Inc. (“Federated”), Voting Shares Irrevocable Trust (“Voting Shares Trust”) and Thomas R. Donahue, Rhodora J. Donahue and J. Christopher Donahue (collectively “Donahue”), Federated and Voting Shares Trust may each be deemed to be the beneficial owner of 2,834,830 shares with sole voting and sole dispositive power over all of such shares, and Donahue may be deemed to be the beneficial owner of 2,834,830 shares with shared voting and shared dispositive power over all of such shares. As the managing members of Federated, Donahue may be deemed to be a beneficial owner of such shares. The address for each of Federated and Messrs. Donahue is 1001 Liberty Avenue, Pittsburgh, PA 15222-3779.

(15)Based solely on the information contained in the Schedule 13G filed with the SEC on February 16, 2021 by Conifer Management, L.L.C. (“Conifer”), Conifer may be deemed to be the beneficial owner of 2,594,241 shares with sole voting and sole dispositive power over all of such shares. The address for Conifer is 9 West 57th Street, Suite 5000, New York, New York 10019-2701.

(16)Based solely on the information contained in the Schedule 13D, as amended, jointly filed with the SEC on January 7, 2021 by Steamboat Capital Partners, LLC (“Steamboat”) and Parsa Kiai, Steamboat may be deemed to be the beneficial owner of 2,530,448 shares with sole voting power over 2,346,915 shares and sole dispositive power over 2,530,448 shares and Parsa Kiai may be deemed to be the beneficial owner of 2,530,448 shares with sole voting power over 2,346,915 shares and sole dispositive power over 2,530,448 shares. The address for each of Steamboat and Parsa Kiai is 31 Old Wagon Road, Old Greenwich, CT 06870.

(17)Based solely on the information contained in the Schedule 13G filed with the SEC on February 2, 2021 by BlackRock, Inc. (“BlackRock”), BlackRock is the beneficial owner of 2,286,855 shares with sole voting power over 2,191,982 shares and sole dispositive power over 2,286,855 shares. The shares were acquired by the following subsidiaries of BlackRock: BlackRock Advisors, LLC, BlackRock Investment Management (UK) Limited, BlackRock Asset Management Canada Limited, BlackRock Fund Advisors, BlackRock Asset Management Ireland Limited, BlackRock Institutional Trust Company, National Association, BlackRock Financial Management, Inc., BlackRock Japan Co., Ltd., BlackRock Asset Management Schweiz AG, and BlackRock Investment Management, LLC. The address for BlackRock is 55 East 52nd Street, New York, NY 10055.

(18)Based solely on the information contained in the Schedule 13G, as amended, filed jointly with the SEC on January 27, 2021 by Royce & Associates, LP (“Royce”), Royce may be deemed to be the beneficial owner of 2,175,182 shares with sole voting and sole dispositive power over all of such shares. The address for Royce is 745 Fifth Avenue, New York, NY 10151.

(19)Based solely on the information contained in the Schedule 13G, as amended, jointly filed with the SEC on February 16, 2021 by Nantahala Capital Management, LLC (“Nantahala”), Wilmot B. Harkey and Daniel Mack, Nantahala may be deemed to be the beneficial owner of 2,134,092 shares with shared voting and shared dispositive power over all of such shares. As the managing members of Nantahala, each of Messrs. Harkey and Mack may be deemed to be a beneficial owner of such shares. The address for each of Nantahala and Messrs. Harkey and Mack is 130 Main St. 2nd Floor, New Canaan, CT 06840.

Index

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

Our Board has also adopted a written related person transaction policy that sets forth the policies and procedures for the review and approval or ratification of related person transactions. In accordance with our Related Person Transactions Policy and Procedures, either the Audit Committee or the affirmative vote of a majority of directors who do not have a direct or indirect material interest in such related party transaction must review and approve all transactions in which (i) the Company or one of its subsidiaries is a participant, (ii) the amount involved exceeds $120,000 and (iii) a related person has a direct or indirect material interest, other than transactions available to all employees of the Company generally.

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

Certain Related Person Transactions

Since the beginning of the fiscal year ended December 31, 2020, there has not been, nor is there, any currently proposed transaction or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeded or exceeds the lesser of $120,000 and in which any related person had, has or will have a direct or indirect material interest, other than as set forth in the sections captioned “Executive Compensation”, “Director Compensation Table” and “Security Ownership of Certain Beneficial Owners and Management” above, in the second paragraph under the section captioned “Secondary Offerings” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, or as disclosed below. In addition, please see the section captioned “Risk Factors” in this Annual Report on Form 10-K for descriptions of risks that may arise as a result of these and other such relationships and related person transactions.

Registration Rights

On the Closing Date, the Company entered into the Registration Rights Agreement with certain of FinTech’s initial stockholders and certain of the Company’s legacy stockholders, including entities affiliated with Messrs. Godfrey, Wender, Rincon, Lisy and Holstein, our former directors, Messrs. Jahn and Paul, two of our executives, Messrs. Lisy, and Nilsen, and two of our former executives, Messrs. Azcarate and Perez-Villareal, that provides certain registration rights with respect to the shares of the Company’s common stock. The Registration Rights Agreement requires the Company to, among other things, file a resale shelf registration statement on behalf of the stockholders party to the Registration Rights Agreement as promptly as practicable upon request by Stella Point following the closing of the Merger. Two members of our Board, Messrs. Godfrey and Wender, are Managing Partners of Stella Point. Our former director, Robert Jahn, also serves as a Managing Director of Stella Point. The Registration Rights Agreement also provides the stockholders party to the agreement the right (such right, the “Demand Registration Right”) to require the Company to effect one or more shelf registrations under the Securities Act, covering all or part of such stockholder’s common stock upon written request to the Company. Demand Registration Rights are available exclusively to Stella Point for the first 15 months after the closing of the Merger, and thereafter to certain other stockholders party to the Registration Rights Agreement. The Registration Rights Agreement additionally provides piggyback rights to the stockholders party to the Registration Rights Agreement, subject to customary underwriter cutbacks and issuer blackout periods. The Company also agreed to pay certain fees and expenses relating to registrations under the Registration Rights Agreement.

On September 30, 2020, the Company entered into an underwriting agreement with certain selling stockholders, including entities affiliated with Messrs. Godfrey, Wender, Rincon and Lisy, and several underwriters relating to the underwritten public offering of 4.9 million shares of the Company’s common stock at a price to the public of $13.50 per share. The closing of the offering occurred on October 5, 2020. Also, on November 4, 2020, the underwriters completed the purchase of 0.7 million additional shares of common stock at the same price as the initial shares under a 30-day option granted by certain of the selling stockholders. The Company did not receive any of the proceeds from the offering.

Shareholders Agreement

On the Closing Date of the Merger, the Company entered into an agreement by and between certain shareholders (the “Shareholders Agreement”), including entities affiliated with Messrs. Godfrey, Wender and Lisy, two former directors, Messrs. Jahn and Paul, two of our executives, Messrs. Lisy and Nilsen, and two former executives, Messrs. Azcarate and Perez-Villareal. Pursuant to the Shareholders

Index
Agreement, for so long as the Company’s legacy stockholders party thereto hold, in the aggregate, at least 10% of the total outstanding shares of the Company’s common stock, SPC Intermex will be entitled to designate eight individuals for election to the Company’s Board of Directors of which at least three designees must qualify as an “independent director” under the Exchange Act and Nasdaq rules. Following such times as the collective ownership of such legacy stockholders is less than 10% of the outstanding shares of the Company’s common stock, SPC Intermex will be entitled to designate one person for election to the Company’s Board of Directors, which designation right will lapse at such time as the Company’s legacy stockholders’ collective ownership is less than 5% of the outstanding shares of the Company’s common stock. Pursuant to the Shareholders Agreement, all of the stockholders party thereto are required to vote their shares of the Company’s common stock subject to the Shareholders Agreement as set forth therein for the director nominees designated thereunder; however, on October 5, 2020, the Company, FinTech Investor Holdings II and SPC Intermex Representative LLC entered into a Waiver to the Shareholders Agreement, pursuant to which the obligation of each party to the Shareholders Agreement (other than SPC Intermex LP) to vote to elect and/or maintain in office as members of the Company’s board of directors the individuals nominated by SPC Intermex Representative LLC was irrevocably and permanently waived. In addition, for so long as FinTech’s initial stockholders that are party to the Shareholders Agreement collectively own more than 5% of the Company’s outstanding common stock, FinTech Investor Holdings II, LLC, as representative, is entitled to designate one person as a non-voting observer to the Company’s Board of Directors. See “Risk Factors - Because Stella Point controls a significant percentage of our common stock, it may influence our major corporate decisions and its interests may conflict with the interests of other holders of our common stock” of this Annual Report on Form 10-K for additional information.

Director Independence

Nasdaq listing rules require that a majority of the board of directors of a company listed on Nasdaq be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that Michael Purcell, Kurt Holstein, Christopher Lofgren, John Rincon and Laura Maydón are independent directors under the Nasdaq listing rules and Rule 10A-3 of the Exchange Act. In making these determinations, our Board of Directors considered the current and prior relationships that each non-employee director had with FinTech Acquisition Corp. II and Intermex Holdings II, Inc. and has with the Company and all other facts and circumstances our Board of Directors deemed relevant in determining independence, including the beneficial ownership of our common stock by each non-employee director, and the transactions involving them. In addition, the Board of Directors appointed Mr. Purcell as the Lead Independent Director, effective September 2020.

Index

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The following tables present fees for professional audit services rendered by BDO USA, LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2020 and 2019, and fees billed for the other services rendered during those periods.

	2020	2019
Audit fees (1)	$692,932	$669,200
Audit-related fees (2)	$—	$—
Tax fees (3)	$—	$—
All other fees (4)	$—	$—

(1)Audit Fees

Audit fees include the aggregate fees for the audit of our annual consolidated financial statements included in our Forms 10-K and the reviews of each of the quarterly consolidated financial statements included in our Forms 10-Q, as well as work generally only the independent registered certified public accountants can reasonably be expected to provide, such as statutory and other audit work performed with respect to certain of our subsidiaries. Such audit fees also include professional services for comfort letters, consents and reviews of documents filed with the Securities and Exchange Commission.

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

4.3**	Shareholders Agreement, dated July 26, 2018, between the Company and the stockholders of the Company signatory thereto (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

4.4**	Shareholders Agreement Amendment, dated as of December 12, 2018, by and among FinTech Investor Holdings II, LLC, the Company and SPC Intermex Representative LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K on filed on December 14, 2018).

4.5**	Shareholders Agreement Waiver dated August 23, 2019, among Fintech Investor Holdings II, LLC, the Company and SPC Intermex Representative LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K Filed on August 23, 2019).

4.6**
Shareholders Agreement Waiver, dated October 5, 2020, among the Company, FinTech Investor Holdings II and SPC Intermex Representative LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2020).

4.7**	Description of Securities (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K Filed on March 11, 2020).

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

10.2(b)**	Amendment No. 1 to the Registration Rights Agreement, dated July 29, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 30, 2019).

10.3**	Registration Rights Agreement Waiver dated August 23, 2019, among Fintech Investor Holdings II, LLC, International Money Express, Inc. and SPC Intermex, LP (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 23, 2019).

10.4**	Settlement Agreement and Release, dated March 16, 2020, among Stuart Sawyer, on behalf of himself and all Settlement Class Members, and Intermex Wire Transfer, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2020).

10.5**†
International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.3(a) to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.6**†
Form of Nonqualified Stock Option Agreement (Robert Lisy) pursuant to the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.4(f) to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.7**†
Form of Nonqualified Stock Option Agreement pursuant to the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.4(b) to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.8**†
Form of Incentive Stock Option Award pursuant to the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.4(a) to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.9**†
Form of Restricted Stock Award (Executive Officer) pursuant to the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.4(e) to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.10**†
Form of Restricted Stock Award (Director) pursuant to the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.4(d) to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.11**†
Form of Restricted Stock Award (Non-executive) pursuant to the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.4(c) to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.12**†
Form of Director RSU Agreement pursuant to the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.3(b) to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.13**†
International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 15, 2020).

10.14**†
International Money Express, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 15, 2020).

10.15**†
Form of Non-Qualified Stock Option Agreement pursuant to the International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2020).

10.16**†
Form of RSU Agreement (Non-Employee Directors) pursuant to the International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2020).

10.17*†	Form of RSU Agreement (Employees) pursuant to the International Money Express, Inc. 2020 Omnibus Equity Compensation Plan.

10.18*†	Form of PSU Agreement (Employees) pursuant to the International Money Express, Inc. 2020 Omnibus Equity Compensation Plan.

10.19*†	Form of PSU Agreement (Robert Lisy) pursuant to the International Money Express, Inc. 2020 Omnibus Equity Compensation Plan.

10.20*†	Form of Restricted Stock Award Agreement (Robert Lisy) pursuant to the International Money Express, Inc. 2020 Omnibus Equity Compensation Plan.

10.21**†
Amended and Restated Employment Agreement by and between Robert Lisy and Intermex Holdings, Inc., dated as of January 5, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2021).

10.22**†
Employment Agreement by and between Andras Bende and the Company, dated as of December 7, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2020).

10.23**†	Employment Agreement by and between Randy Nilsen and Intermex Holdings, Inc. dated as of February 1, 2017 (incorporated by reference to Exhibit 10.5(e) to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.24**†
Employment Agreement dated September 23, 2019, between Joseph Aguilar and the Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed On October 3, 2019).

10.25**†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

21.1*	Subsidiaries of the registrant

23.1*	Consent of BDO USA, LLP.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Chief Executive Officer

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Chief Financial Officer

32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, are formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Audited Consolidated Balance Sheets, (ii) the Audited Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Audited Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Audited Consolidated Statements of Cash Flows, and (v) the Notes to Audited Consolidated Financial Statements.

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL and contained in Exhibit 101.

†Management contract or compensatory plan or arrangement.
*Filed herewith.
**Previously filed.
#    Furnished herewith.

Index
ITEM 16.    FORM 10-K SUMMARY
None.

Index
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Money Express, Inc. (Registrant)

March 15, 2021	By:	/s/ Robert Lisy
Robert Lisy
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Lisy	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 15, 2021
Robert Lisy

/s/ Andras Bende	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2021
Andras Bende

/s/ Adam Godfrey	Director	March 15, 2021
Adam Godfrey

/s/ Kurt Holstein	Director	March 15, 2021
Kurt Holstein

/s/ Christopher Lofgren	Director	March 15, 2021
Christopher Lofgren

/s/ Laura Maydón	Director	March 15, 2021
Laura Maydón

/s/ Michael Purcell	Lead Director	March 15, 2021
Michael Purcell

/s/ John Rincon	Director	March 15, 2021
John Rincon

/s/ Justin Wender	Director	March 15, 2021
Justin Wender