Form 10-Q
period 2021-03-31
International Money Express, Inc.
filed 2021-05-10
CIK 1683695

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

As of May 4, 2021, there were 39,143,088 shares of the registrant’s common stock, $0.0001 par value per share, outstanding. The registrant has no other class of common stock outstanding.

Index
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
These statements relate to expectations concerning matters that are not historical fact and may include the words or phrases such as “would,” “will,” “should,” “expects,” “believes,” “anticipates,” “continues,” “could,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “forecasts,” “intends,” “assumes,” “estimates,” “approximately,” “shall,” “our planning assumptions,” “future outlook” and similar expressions, but the absence of these words does not mean that a statement is not forward-looking. Except for historical information, matters discussed in this Form 10-Q are forward-looking statements. These forward-looking statements are based largely on information currently available to our management and on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, as well as macroeconomic conditions, and are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance and there are a number of known and unknown risks, uncertainties, contingencies and other factors (many of which are outside our control) that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, there is no assurance that our expectations will, in fact, occur or that our estimates or assumptions will be correct, and we caution investors and all others not to place undue reliance on such forward-looking statements. Some factors that could cause or contribute to such differences include, but are not limited to, the following:
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
◦our ability to maintain compliance with regulatory requirements of the jurisdictions in which we operate or plan to operate;
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
◦our ability to retain key personnel; and
•other economic, business and/or competitive factors, risks and uncertainties, including those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in our Annual Report on Form 10-K for the year ended December 31, 2020.
All forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Index
PART 1 – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	March 31, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets:
Cash	$55,087	$74,907
Accounts receivable, net of allowance of $1,580 and $1,503, respectively	66,789	55,017
Prepaid wires, net	89,127	53,281
Prepaid expenses and other current assets	3,588	3,521
Total current assets	214,591	186,726

Property and equipment, net	13,831	13,021
Goodwill	36,260	36,260
Intangible assets, net	19,140	20,430
Other assets	2,981	3,036
Total assets	$286,803	$259,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net	$7,682	$7,044
Accounts payable	11,181	12,771
Wire transfers and money orders payable, net	41,967	41,746
Accrued and other liabilities	26,682	22,380
Total current liabilities	87,512	83,941
Long-term liabilities:
Debt, net	93,179	80,579
Deferred tax liabilities, net	548	692
Total long-term liabilities	93,727	81,271

Commitments and contingencies, see Note 13

Stockholders’ equity:
Common stock $0.0001 par value; 230,000,000 shares authorized, 38,362,788 and 38,217,125 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.	4	4
Additional paid-in capital	61,640	59,310
Retained earnings	43,937	34,960
Accumulated other comprehensive loss	(17)	(13)
Total stockholders’ equity	105,564	94,261
Total liabilities and stockholders’ equity	$286,803	$259,473

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(in thousands, except for share data, unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Wire transfer and money order fees, net	$80,912	$67,095
Foreign exchange gain, net	13,049	9,554
Other income	616	602
Total revenues	94,577	77,251

Operating expenses:
Service charges from agents and banks	63,372	52,227
Salaries and benefits	9,875	7,359
Other selling, general and administrative expenses	5,505	5,337
Depreciation and amortization	2,335	2,690
Total operating expenses	81,087	67,613

Operating income	13,490	9,638

Interest expense	1,339	1,870

Income before income taxes	12,151	7,768

Income tax provision	3,174	2,080

Net income	8,977	5,688

Other comprehensive loss	(4)	(144)

Comprehensive income	$8,973	$5,544

Earnings per common share:
Basic and diluted	$0.23	$0.15

Weighted-average common shares outstanding:
Basic	38,239,130	38,035,014
Diluted	38,846,906	38,038,674

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except for share data, unaudited)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	38,217,125	$4	$59,310	$34,960	$(13)	$94,261
Net income	—	—	—	8,977	—	8,977
Issuance of common stock:
Exercise of stock options	144,632	—	1,434	—	—	1,434
Fully vested shares	1,031	—	—	—	—	—
Share-based compensation	—	—	896	—	—	896
Adjustment from foreign currency translation, net	—	—	—	—	(4)	(4)
Balance, March 31, 2021	38,362,788	$4	$61,640	$43,937	$(17)	$105,564

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	38,034,389	$4	$54,694	$1,176	$93	$55,967
Net income	—	—	—	5,688	—	5,688
Issuance of common stock:
Exercise of stock options	890	—	(4)	—	—	(4)
Share-based compensation	—	—	722	—	—	722
Adjustment from foreign currency translation, net	—	—	—	—	(144)	(144)
Balance, March 31, 2020	38,035,279	$4	$55,412	$6,864	$(51)	$62,229

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$8,977	$5,688
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,335	2,690
Share-based compensation	896	722
Provision for credit losses	162	737
Debt origination costs amortization	200	188
Deferred income tax (benefit) provision, net	(144)	382
Loss on disposal of property and equipment	65	57
Total adjustments	3,514	4,776
Changes in operating assets and liabilities:
Accounts receivable	(11,938)	744
Prepaid wires, net	(36,163)	9,271
Prepaid expenses and other assets	(59)	1,240
Wire transfers and money orders payable, net	548	758
Accounts payable and accrued and other liabilities	2,715	(3,697)
Net cash (used in) provided by operating activities	(32,406)	18,780

Cash flows from investing activities:
Purchases of property and equipment	(1,930)	(901)
Net cash used in investing activities	(1,930)	(901)

Cash flows from financing activities:
Repayments of term loan facility	(1,915)	(1,915)
Borrowings under revolving credit facility, net	15,000	—
Proceeds from exercise of options	1,434	—
Net cash provided by (used in) financing activities	14,519	(1,915)

Effect of exchange rate changes on cash	(3)	(243)

Net (decrease) increase in cash	(19,820)	15,721

Cash, beginning of period	74,907	86,117

Cash, end of period	$55,087	$101,838

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands, unaudited)

	Three Months Ended March 31,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,138	$1,685
Cash paid for income taxes	$75	$832

Supplemental disclosure of non-cash financing activity:
Issuance of common stock for cashless exercise of options	$—	$4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BUSINESS AND ACCOUNTING POLICIES
International Money Express, Inc. (the “Company” or “us” or “we”) operates as a money transmitter between the United States of America (“United States” or “U.S.”) and Canada to Mexico, Guatemala and other countries in Latin America, Africa and Asia through a network of authorized agents located in various unaffiliated retail establishments and 34 Company-operated stores throughout the United States and Canada.

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

The condensed consolidated financial statements of the Company include Intermex Holdings, Inc., its wholly-owned indirect subsidiary, Intermex Wire Transfer, LLC (“LLC”), Intermex Wire Transfers de Guatemala, S.A. (“Intermex Guatemala”) - 100% owned by LLC, Intermex Wire Transfer de Mexico, S.A. and Intermex Transfers de Mexico, S.A. (“Intermex Mexico”) - 98% owned by LLC, Intermex Wire Transfer Corp. - 100% owned by LLC, Intermex Wire Transfer II, LLC - 100% owned by LLC and Canada International Transfers Corp. - 100% owned by LLC.

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All significant inter-company balances and transactions have been eliminated from the condensed consolidated financial statements.

The Company’s interim condensed consolidated financial statements and related notes are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) and disclosures necessary for a fair presentation of these interim financial statements have been included. The results reported in these interim financial statements are not necessarily indicative of the results that may be reported for the entire year. Certain information and footnote disclosures required by GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued amended guidance, Intangibles – Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment. The amended standard simplifies how an entity tests goodwill by eliminating Step 2 of the goodwill impairment test related to measuring an impairment charge. Instead, impairment will be recorded for the amount that the carrying amount of a reporting unit exceeds its fair value. This guidance was adopted by the Company on January 1, 2021. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements.

The FASB issued amended guidance, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amended standard requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement if those costs would be capitalized by the customers in a software licensing arrangement. This guidance was adopted by the Company on January 1, 2021. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements.

The FASB issued guidance, Simplifying the Accounting for Income Taxes (Topic 740), which removes certain exceptions to the general principles in Topic 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This guidance was adopted by the Company on January 1, 2021. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements.

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

NOTE 2 – REVENUES
The Company recognized revenues from contracts with customers for the three months ended March 31, 2021 and 2020, as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Wire transfer and money order fees	$81,216	$67,316
Discounts and promotions	(304)	(221)
Wire transfer and money order fees, net	80,912	67,095
Foreign exchange gain, net	13,049	9,554
Other income	616	602
Total revenues	$94,577	$77,251

There are no significant initial costs incurred to obtain contracts with customers, although the Company has a loyalty program under which customers earn one point for each wire transfer completed. Points can be redeemed for a discounted wire transaction fee or a foreign exchange rate that is more favorable to the customer. The customer benefits vary by country, and the earned points expire if the customer has not initiated and completed an eligible wire transfer transaction within the immediately preceding 180-day period. In addition, earned points will expire 30 days after the end of the program. Because the loyalty program benefits represent a future performance obligation, a portion of the initial consideration is recorded as deferred revenue loyalty program (see Note 7) and a corresponding loyalty program expense is recorded as contra revenue. Revenue from this performance obligation is recognized upon customers redeeming points or upon expiration of any points outstanding.

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

Index
NOTE 3 – ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE, NET OF ALLOWANCE
Accounts Receivable

Accounts receivable represents outstanding balances from sending agents for pending wire transfers or money orders from our customers. The outstanding balance, net of allowance for credit losses, consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Accounts receivable	$68,369	$56,520
Allowance for credit losses	(1,580)	(1,503)
Accounts receivable, net	$66,789	$55,017

Notes Receivable

The Company had notes receivable, net of allowance for credit losses, from sending agents as follows (in thousands):

	March 31, 2021	December 31, 2020
Notes receivable, current	$570	$710
Allowance for credit losses	(204)	(244)
Net current	$366	$466

Notes receivable, long-term	$763	$816
Allowance for credit losses	(274)	(295)
Net long-term	$489	$521

The net current portion is included in prepaid expenses and other current assets (see Note 4), and the net long-term portion is included in other assets in the condensed consolidated balance sheets. The notes have interest rates ranging from 0% to 16% per annum. At March 31, 2021 and December 31, 2020, there were $1.3 million and $1.5 million, respectively, of notes collateralized by personal guarantees from the sending agents and assets from their businesses in case of a default by the agent.

The maturities of notes receivable at March 31, 2021 are as follows (in thousands):

Unpaid Principle Balance
Under 1 year	$570
Between 1 and 2 years	516
Between 2 and 3 years	247
Total	$1,333

Allowance for Credit Losses

The changes in the allowance for credit losses related to accounts receivable and notes receivable are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Beginning balance	$2,042	$1,236
Provision	162	737
Charge-offs	(265)	(629)
Recoveries	119	133
Ending Balance	$2,058	$1,477

Index
The allowance for credit losses allocated by financial instrument category is as follows (in thousands):

	March 31, 2021	December 31, 2020
Accounts receivable	$1,580	$1,503
Notes receivable	478	539
Allowance for credit losses	$2,058	$2,042

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Prepaid insurance	$365	$465
Prepaid fees and services	1,644	1,452
Notes receivable, net of allowance	366	466
Assets pending settlement	208	218
Prepaid income taxes	—	103
Prepaid expenses and current assets - other	1,005	817
	$3,588	$3,521

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS
Intangible assets on the condensed consolidated balance sheets of the Company consist of goodwill, agent relationships, trade name, developed technology and other intangible assets. Agent relationships, trade name and developed technology are all amortized over 15 years using an accelerated method that correlates with the projected realization of the benefit. The agent relationships intangible represents the network of independent sending agents; trade name refers to the Intermex name, branded on all agent locations and well recognized in the market; and developed technology includes the state-of-the-art system that the Company has continued to develop and improve over the past 20 years. Other intangible assets primarily relate to the acquisition of Company-operated stores, which are amortized on a straight line basis over 10 years. The determination of our intangible fair values includes several assumptions that are subject to various risks and uncertainties. Management believes it has made reasonable estimates and judgments concerning these risks and uncertainties, and no impairment charges were determined necessary to be recognized during the three months ended March 31, 2021.

The following table presents the changes in goodwill and intangible assets (in thousands):

	Goodwill	Intangibles
Balance at December 31, 2020	$36,260	$20,430
Amortization expense	—	(1,290)
Balance at March 31, 2021	$36,260	$19,140

Amortization expense related to intangible assets for the next five years and thereafter is as follows (in thousands):

2021	$3,871
2022	3,997
2023	2,989
2024	2,270
2025	1,717
Thereafter	4,296
$19,140

Index
NOTE 6 – WIRE TRANSFERS AND MONEY ORDERS PAYABLE, NET
Wire transfers and money orders payable, net consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Wire transfers payable, net	$9,473	$11,806
Customer voided wires payable	13,711	13,374
Money orders payable	18,783	16,566
	$41,967	$41,746

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

NOTE 7 – ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Commissions payable to sending agents	$13,295	$12,500
Accrued salaries and benefits	2,745	2,957
Accrued bank charges	1,562	1,170
Accrued legal fees	—	75
Accrued other professional fees	711	826
Accrued taxes	4,408	1,276
Deferred revenue loyalty program	2,819	2,750
Other	1,142	826
	$26,682	$22,380

The following table shows the changes in the deferred revenue loyalty program liability (in thousands):

Balance, December 31, 2020	$2,750
Revenue deferred during the period	454
Revenue recognized during the period	(385)
Balance, March 31, 2021	$2,819

NOTE 8 – DEBT
Debt consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Revolving credit facility	$15,000	$—
Term loan facility	87,468	89,383
	102,468	89,383
Less: Current portion of long-term debt (1)	(7,682)	(7,044)
Less: Debt origination costs	(1,607)	(1,760)
	$93,179	$80,579
(1)Current portion of long-term debt is net of debt origination costs of approximately $0.6 million both at March 31, 2021 and December 31, 2020.

Index
The Company and certain of its domestic subsidiaries as borrowers (the “Loan Parties”) entered into a financing agreement (as amended, the “Credit Agreement”) with a group of banking institutions. The Credit Agreement provides for a $35 million revolving credit facility, a $90 million term loan facility and an up to $30 million incremental facility of which $12 million was utilized in 2019. The Credit Agreement also provides for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The maturity date of the Credit Agreement is November 7, 2023.

Interest on the term loan facility and revolving credit facility under the Credit Agreement is determined by reference to either LIBOR or a “base rate”, in each case plus an applicable margin of 4.50% per annum for LIBOR loans or 3.50% per annum for base rate loans. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum. The effective interest rates for the three months ended March 31, 2021 for the term loan facility and revolving credit facility were 5.32% and 0.96%, respectively.

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

As a result of the restrictions described above, among others, substantially all of the Company’s subsidiaries’ net assets as of March 31, 2021 and December 31, 2020 are considered restricted net assets.

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

Index
NOTE 10 – SHARE-BASED COMPENSATION
International Money Express, Inc. Omnibus Equity Compensation Plans

On June 26, 2020, at the 2020 Annual Meeting of Stockholders, the Company’s stockholders approved the International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (the “2020 Plan”), which provides for the granting of stock-based incentive awards, including stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) to employees and independent directors of the Company. There are 3.4 million shares of the Company’s common stock available for issuance under the 2020 Plan, including 0.4 million shares that were available for grant under the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (the “2018 Plan” and together with the 2020 Plan, the “Plans”). As of March 31, 2021, 2.9 million shares remained available for future awards under the 2020 Plan. The 2018 Plan was terminated effective June 26, 2020.

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

Share-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The stock options issued under the Plans have 10-year terms and vest in four equal annual installments beginning one year after the date of the grant. The Company recognized compensation expense for stock options of approximately $0.6 million for both the three months ended March 31, 2021 and 2020, which is included in salaries and benefits in the condensed consolidated statements of operations and comprehensive income. As of March 31, 2021, there were 2.5 million outstanding stock options and unrecognized compensation expense of $5.2 million is expected to be recognized over a weighted-average period of 1.7 years.

A summary of the stock option activity under the Plans during the three months ended March 31, 2021 is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2020	2,714,902	$10.97	8.19	$4.03
Granted	—	$—		$—
Exercised	(144,632)	$9.91		$3.55
Forfeited	(44,500)	$10.08		$4.48
Outstanding at March 31, 2021	2,525,770	$11.05	7.79	$4.11

Exercisable at March 31, 2021	1,005,569	$10.19	7.41	$3.56

Restricted Stock Units and Share Awards

The RSUs granted under the Plans to the Company’s employees generally vest in four equal annual installments beginning one year after the date of the grant, while RSUs issued to the Company’s independent directors vest on the one year anniversary from the grant date. The Company recognized compensation expense for RSUs of approximately $0.2 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively, which is included in salaries and benefits in the condensed consolidated statements of operations

Index
and comprehensive income. As of March 31, 2021, unrecognized compensation expense of approximately $2.3 million is expected to be recognized over a weighted-average period of 2.3 years.

A summary of the RSU activity during the three months ended March 31, 2021 is presented below:

	Number of RSUs	Weighted-Average Grant Price
Nonvested at December 31, 2020	40,881	$13.38
Granted	158,705	$14.17
Forfeited	(7,500)	$14.49
Nonvested at March 31, 2021	192,086	$13.99

Under the 2020 Plan, effective October 1, 2020, the Lead Independent Director and Chairs of the Committees of the Board of Directors are granted, in aggregate, $64.0 thousand in awards of fully vested shares of the Company’s common stock, payable on a quarterly basis at the end of each quarter in payment of fees earned in such capacities. During the three months ended March 31, 2021, 1,031 fully vested shares were granted to the Lead Independent Director and Chairs of the Committees of the Board of Directors.

Restricted Stock Awards

The RSAs issued under the Plans to the Company’s employees vest in four equal annual installments beginning one year after the date of grant. The Company recognized compensation expense for RSAs granted of $23.1 thousand for the three months ended March 31, 2021, which is included in salaries and benefits in the condensed consolidated statement of operations and comprehensive income. No compensation expense was recognized for the three months ended March 31, 2020. As of March 31, 2021, there was $1.2 million of unrecognized compensation expense for the RSAs, which is expected to be recognized over a weighted-average period of 2.5 years.

A summary of the RSA activity during the three months ended March 31, 2021 is presented below:

	Number of RSAs	Weighted-Average Grant Price
Nonvested at December 31, 2020	—	$—
Granted	88,215	$14.17
Vested	—	$—
Forfeited	—	$—
Nonvested at March 31, 2021	88,215	$14.17

Performance Stock Units

PSUs granted to the Company’s employees vest subject to attainment of performance criteria during the service period established by the Compensation Committee. Each PSU represents the right to receive one share of common stock, and the actual number of shares issuable upon vesting is determined based upon performance compared to financial performance targets. The PSUs vest based on the achievement of certain revenue parameters for a period of two years combined with a service period of three years. Compensation cost is recognized over the requisite service period when it is probable that the performance condition will be satisfied. The Company recognized compensation expense for PSUs of $63.6 thousand for the three months ended March 31, 2021, which is included in salaries and benefits in the condensed consolidated statement of operations and comprehensive income. There was no compensation expense recognized for the

Index
three months ended March 31, 2020. As of March 31, 2021, there was $2.4 million of unrecognized compensation expense for the PSUs, which is expected to be recognized over a weighted-average period of 2.8 years.

A summary of the PSU activity during the three months ended March 31, 2021 is presented below:

	Number of PSUs	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Price
Nonvested at December 31, 2020	—	—	$—
Granted	171,500		$14.17
Vested	—		$—
Forfeited	—		$—
Nonvested at March 31, 2021	171,500	9.92	$14.17

NOTE 11 – EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income for the year by the weighted average number of common shares outstanding for the period. In computing dilutive earnings per share, basic earnings per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards, including common stock options, RSUs, RSAs and PSUs.

Below are basic and diluted earnings per share for the periods indicated (in thousands, except for share data):

	Three Months Ended March 31,
	2021	2020

Net income for basic and diluted earnings per common share	$8,977	$5,688

Shares:
Weighted-average common shares outstanding – basic	38,239,130	38,035,014
Effect of dilutive securities:
RSUs	26,242	3,477
Stock options	573,770	183
RSAs	2,574	—
PSUs	5,190	—
Weighted-average common shares outstanding – diluted	38,846,906	38,038,674

Earnings per common share – basic and diluted	$0.23	$0.15

As of March 31, 2021 and 2020, there were 0.6 million and 3.0 million options, respectively, excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.

Index
NOTE 12 – INCOME TAXES
A reconciliation between the income tax provision at the U.S. statutory tax rate and the Company’s income tax provision on the condensed consolidated statements of operations and comprehensive income is below (in thousands, except for tax rates):

	Three Months Ended March 31,
	2021	2020
Income before income taxes	$12,151	$7,768
U.S statutory tax rate	21%	21%
Income tax expense at statutory rate	2,552	1,631

State tax expense, net of federal	678	400
Foreign tax rates different from U.S. statutory rate	17	32
Non-deductible expenses	62	11
Other	(135)	6
Total tax provision	$3,174	$2,080

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

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effects of COVID-19. The CARES Act provides various tax law changes in response to the COVID-19 pandemic, including increasing the ability to deduct interest expense, providing for deferral on tax deposits, and amending certain provisions of the previously enacted Tax Cuts and Jobs Act. After considering the provisions of the CARES Act, the Company determined that the CARES Act did not have a material effect on its annual effective tax rate and the income tax provision for the three months ended on March 31, 2021.

NOTE 13 – COMMITMENTS AND CONTINGENCIES
Leases

The Company is a party to leases for office space, warehouses and Company-operated store locations. Rent expense under all operating leases, included in other selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income, amounted to approximately $0.6 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively.

At March 31, 2021, future minimum rental payments required under operating leases for the remainder of 2021 and thereafter are as follows (in thousands):

2021	$1,162
2022	1,278
2023	970
2024	814
2025	697
Thereafter	—
$4,921

Index

Contingencies and Legal Proceedings

The Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of the Company’s management, based upon the information available at this time and the stage of the proceedings, that it is not possible to determine the probability of loss or estimate of damages, and therefore, the Company has not established a reserve for any of these proceedings.

The Company operates in all 50 states in the United States, two U.S. territories and three other countries. Money transmitters and their agents are under regulation by state and federal laws. Violations may result in civil or criminal penalties or a prohibition from providing money transfer services in a particular jurisdiction. It is the opinion of the Company’s management, based on information available at this time, that the expected outcome of regulatory examinations will not have a material adverse effect on either the results of operations or financial condition of the Company.

Regulatory Requirements

Pursuant to applicable licensing laws, certain domestic subsidiaries of the Company are required to maintain minimum tangible net worth and liquid assets (eligible securities) to cover the amount outstanding of wire transfers and money orders payable. As of March 31, 2021, the Company’s subsidiaries were in compliance with these two requirements.

Index
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report on Form 10-Q, as well as our Audited Consolidated Financial Statements and related Notes and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2020. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q, including “Risk Factors,” which are incorporated in the MD&A by reference. See “Special Note Regarding Forward-Looking Statements” for additional factors relating to such statements, and see “Risk Factors” in the documents that we have filed with or furnished to the SEC for a discussion of certain risk factors applicable to our business, financial condition and results of operations. Past operating results are not necessarily indicative of operating results in any future periods.

COVID-19 Update
During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The pandemic has had and continues to have a significant effect on economic conditions in the United States of America (“United States” or “U.S.”), as the efforts of federal, state, local and foreign governments to react to the public health crisis with mitigation measures have created and continue to cause significant uncertainties in the U.S. and global economy. The extent to which the COVID-19 pandemic affects our business, operations and financial results depends, and will continue to depend, on numerous evolving factors that we may not be able to accurately predict such as further government and health authorities restrictions and progress in and effectiveness of vaccination efforts in the United States or in the countries in which we operate and conduct business.

In response to the pandemic, our top priority has been to take appropriate actions to protect the health and safety of our employees. We have adjusted standard operating procedures within our business operations to ensure continued worker safety, and are continually monitoring evolving health guidelines and responding to changes as appropriate. These procedures include reconfiguring facilities to reduce employee density, expanded and more frequent cleaning within facilities, implementation of appropriate and mandated distancing programs, employee temperature monitoring and requiring use of certain personal protective equipment at our U.S. headquarters and call centers in Mexico and Guatemala. As of March 31, 2021, all of our facilities are open and operating with adjustments to ensure social distancing and facial covering requirements established by state and local regulations.

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

Although certain measures that restrict the normal course of operations of businesses and consumers were still in place for the three months ended March 31, 2021, the Company and our sending agents are considered essential businesses under current governmental guidance and such measures did not have a material adverse effect on the Company’s financial condition, results of operations and cash flows for the three months ended March 31, 2021. Notwithstanding the foregoing, the Company’s business is dependent upon the willingness and ability of its employees, network of agents and consumers to conduct money transfer services and the ultimate effects of the economic disruption caused by the pandemic and responses thereto. Although the Company’s operations continued effectively despite social distancing and other measures taken in response to the pandemic, the ultimate impact of the COVID-19 pandemic on our financial condition, results of operations and cash flows is subject to future developments, including the duration of the pandemic and the related extent of its severity, as well as its impact on the economic conditions, particularly the level of unemployment of our customers, which remain uncertain and cannot be predicted at this time. If the global response to contain and remedy the COVID-19 pandemic escalates further or is unsuccessful, or if governmental decisions to ease pandemic related restrictions are ineffective, premature or counterproductive, the Company could experience a material adverse effect on its financial condition, results of operations and cash flows.

Further quantification and discussion of these pandemic related effects, to the extent relevant and material, are included in the discussion of results of operations below.

Index
Overview
We are a rapidly growing and leading money remittance services company focused primarily on the United States to Latin America and the Caribbean (“LAC”) corridor, which includes Mexico, Central and South America and the Caribbean. In recent years, we expanded our services to allow remittances to Africa from the United States and also began offering sending services from Canada to Latin America and Africa. We utilize our proprietary technology to deliver convenient, reliable and value-added services to our customers through a broad network of sending and paying agents. Our remittance services, which include a comprehensive suite of ancillary financial processing solutions and payment services, are available in all 50 states in the U.S., Washington D.C., Puerto Rico and 13 provinces in Canada, where customers can send money to beneficiaries in 17 LAC countries, seven countries in Africa and two countries in Asia. Our services are accessible in person through over 100,000 independent sending and paying agents and 34 Company-operated stores, as well as online and via Internet-enabled mobile devices. Additionally, we have expanded our product and service portfolio to include online payment options, pre-paid debit cards and direct deposit payroll cards, which may present different cost, demand, regulatory and risk profiles relative to our core remittance business.

Money remittance services to LAC countries, primarily Mexico and Guatemala, are the primary source of our revenue. These services involve the movement of funds on behalf of an originating customer for receipt by a designated beneficiary at a designated receiving location. Our remittances to LAC countries are primarily generated in the United States by customers with roots in Latin American and Caribbean countries, many of whom do not have an existing relationship with a traditional full-service financial institution capable of providing the services we offer. We provide these customers with flexibility and convenience to help them meet their financial needs. We believe many of our customers who use our services may have access to traditional banking services, but prefer to use our services based on reliability, convenience and value. We generate money remittance revenue from fees paid by our customers (i.e., the senders of funds), which we share with our sending agents in the originating country and our paying agents in the destination country. Remittances paid in local currencies that are not pegged to the U.S. dollar can also generate revenue if we are successful in our daily management of currency exchange spreads.

Our money remittance services enable our customers to send funds through our broad network of locations in the United States and Canada that are primarily operated by third-party businesses, as well as through our Company-operated stores. Transactions are processed and payment is collected by our agent (“sending agent(s)”) and those funds become available for pickup by the beneficiary at the designated destination, usually within minutes, at any Intermex payer location (“paying agent(s)”). We refer to our sending agents and our paying agents collectively as agents. In addition, our services are offered digitally through Intermexonline.com and via Internet-enabled mobile devices. Since January 2020 through March 31, 2021, we have grown our agent network by approximately 13%. For the three months ended March 31, 2021, principal amount sent increased by approximately 30% as compared to the same period in 2020 and total remittances processed were approximately 8.4 million, representing a 19% increase as compared to the same period in 2020.

As a non-bank financial institution in the United States, we are regulated by the Department of Treasury, the Internal Revenue Service, FinCEN, the Consumer Financial Protection Bureau, the Department of Banking and Finance of the State of Florida and additionally by the various regulatory institutions of those states in which we hold an operating license. We are duly registered as a Money Service Business (“MSB”) with FinCEN, the financial intelligence unit of the U.S. Department of the Treasury. We are also subject to a wide range of regulations in the United States and other countries, including anti-money laundering laws and regulations; financial services regulations; currency control regulations; anti-bribery laws; money transfer and payment instrument licensing laws; escheatment laws; privacy, data protection and information security laws, such as the Graham-Leach-Bliley Act; and consumer disclosure and consumer protection laws, such as the California Consumer Privacy Act.

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

Index

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

•our ability to maintain compliance with regulatory requirements of the jurisdictions in which we operate or plan to operate;

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

•our ability to protect our brand and intellectual property rights; and

•our ability to retain key personnel.

Throughout 2020 and the first quarter of 2021, Latin American political and economic conditions have remained unstable, as evidenced by high unemployment rates in key markets, currency reserves, currency controls, restricted lending activity, weak currencies and low consumer confidence, some of which reflects the impact of the COVID-19 pandemic, among other factors. Specifically, continued political and economic unrest in parts of Mexico and some countries in South America contributed to volatility. Our business has generally been resilient during times of economic instability as money remittances are essential to many recipients, with the funds used by the receiving parties for their daily needs; however, long-term sustained appreciation of the Mexican peso or Guatemalan quetzal as compared to the U.S. dollar could negatively affect our revenues and profitability.

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

We maintain a compliance department, the responsibility of which is to monitor transactions, detect and report suspicious activity, maintain appropriate records and train our employees and agents. An independent third-party periodically reviews our policies and procedures and performs independent testing to assess the effectiveness of our anti-money laundering and Bank Secrecy Act compliance program. We also maintain a regulatory affairs and licensing department, under the direction of our Chief Regulatory Affairs Officer, whose responsibility is to manage regulatory affairs and licensing.

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

Operating Expenses
Service Charges from Agents and Banks

Service charges primarily consist of agent commissions and bank fees. Service charges vary based on agent commission percentages and the amount of fees charged by the banks. Sending agents earn a commission on each transaction they process of approximately 50% of the transaction fee. Service charges may increase if banks or payer organizations increase their fee structure or sending agents use higher fee methods to remit funds to us. Service charges also vary based on the method the customer selects to send the transfer and the payer organization that facilitates the transaction.

Salaries and Benefits

Salaries and benefits include cash and share-based compensation associated with our corporate employees and sales team as well as employees at our Company-operated stores. Corporate employees include management, customer service, compliance, information

Index
technology, operations, finance and human resources. Our sales team, located throughout the United States and Canada, is focused on supporting and growing our sending agent network. Share-based compensation is recognized as an expense on a straight-line basis over the requisite service period; unrecognized compensation expense related to options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) of approximately $11.1 million is expected to be recognized over a weighted-average period of 2.1 years.

Other Selling, General and Administrative

General and administrative expenses primarily consist of fixed overhead expenses associated with our operations, such as information technology, telecommunications, rent, insurance, professional services, non-income taxes, facilities maintenance and other similar types of operating expenses. A portion of these expenses relate to our Company-operated stores; however, the majority relate to the overall business and compliance requirements of a regulated publicly traded financial services company. Selling expenses include expenses such as advertising and promotion, provision for credit losses and expenses associated with increasing our network of agents. These expenses are expected to continue to increase at a slower pace than our increase in revenues.

Depreciation and Amortization

Depreciation largely consists of depreciation of computer equipment and software that supports our technology platform. Amortization of intangible assets is primarily related to our agent relationships, trade name and developed technology.

Non-Operating Expenses
Interest Expense

Interest expense consists primarily of interest associated with our debt, which consists of a term loan facility and a revolving credit facility. The effective interest rates for the three months ended March 31, 2021 for the term loan facility and revolving credit facility were 5.32% and 0.96%, respectively. Interest on the term loan and revolving credit facilities is determined by reference to either LIBOR or a “base rate”, in each case, plus an applicable margin of 4.50% per annum for LIBOR loans or 3.50% per annum for base rate loans. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum.

Income tax provision

Our income tax provision includes the expected benefit of all deferred tax assets, including our net operating loss carryforwards. With few exceptions, our net operating loss carryforwards will expire from 2029 through 2037. After consideration of all evidence, both positive and negative, management has determined that no valuation allowance is required at March 31, 2021 on the Company’s U.S. federal or state deferred tax assets; however, a valuation allowance of $0.2 million as of March 31, 2021 has been recorded on deferred tax assets associated with Canadian net operating loss carryforwards. Our income tax provision reflects the effects of state taxes, non-deductible expenses, share-based compensation expenses, and foreign tax rates applicable to the Company’s foreign subsidiaries that are higher or lower than the U.S. statutory rate.

Net Income
Net income is determined by subtracting operating and non-operating expenses from revenues.

Earnings per Share
Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding for each period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares and common share equivalents outstanding for each period. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock units, restricted stock and performance stock units have vested, using the treasury stock method.

Segments
Our business is organized around one reportable segment that provides money transmittal services between the United States and Canada to Mexico, Guatemala and other countries in Latin America, Africa and Asia through a network of authorized agents located in various unaffiliated retail establishments and 34 Company-operated stores throughout the United States and Canada. This is based on the objectives of the business and how our chief operating decision maker, the CEO and President, monitors operating performance and allocates resources.

Index
Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

	Three Months Ended March 31,
(in thousands, except for share data)	2021	2020
Revenues:
Wire transfer and money order fees, net	$80,912	$67,095
Foreign exchange gain, net	13,049	9,554
Other income	616	602
Total revenues	94,577	77,251
Operating expenses:
Service charges from agents and banks	63,372	52,227
Salaries and benefits	9,875	7,359
Other selling, general and administrative expenses	5,505	5,337
Depreciation and amortization	2,335	2,690
Total operating expenses	81,087	67,613

Operating income	13,490	9,638

Interest expense	1,339	1,870

Income before income taxes	12,151	7,768

Income tax provision	3,174	2,080

Net income	$8,977	$5,688

Earnings per common share:
Basic and diluted	$0.23	$0.15

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Revenues
Revenues for the above periods are presented below:

($ in thousands)	Three Months Ended March 31, 2021	% of Revenues	Three Months Ended March 31, 2020	% of Revenues
Revenues:
Wire transfer and money order fees, net	$80,912	85%	$67,095	87%
Foreign exchange gain, net	13,049	14%	9,554	12%
Other income	616	1%	602	1%
Total revenues	$94,577	100%	$77,251	100%

Wire transfer and money order fees, net of $80.9 million for the three months ended March 31, 2021 increased by $13.8 million from $67.1 million for the three months ended March 31, 2020. This increase of $13.8 million was primarily due to a 19% increase in transaction volume compared to the first quarter of 2020, largely due to the continued growth in our agent network, which increased by 13% from March 2020 to March 2021.

Index
Revenues from foreign exchange gain, net of $13.0 million for the three months ended March 31, 2021 increased by $3.4 million from $9.6 million for the three months ended March 31, 2020. This increase was primarily due to higher transaction volume achieved by growth in our agent network and a higher average amount sent by our customers as a result of increased foreign exchange volatility in the Mexican peso during the first quarter of 2021.

Operating Expenses
Operating expenses for the above periods are presented below:

($ in thousands)	Three Months Ended March 31, 2021	% of Revenues	Three Months Ended March 31, 2020	% of Revenues
Operating expenses:
Service charges from agents and banks	$63,372	67%	$52,227	68%
Salaries and benefits	9,875	10%	7,359	10%
Other selling, general and administrative expenses	5,505	6%	5,337	7%
Depreciation and amortization	2,335	3%	2,690	3%
Total operating expenses	$81,087	86%	$67,613	88%

Service charges from agents and banks — Service charges from agents and banks were $63.4 million for the three months ended March 31, 2021 compared to $52.2 million for the three months ended March 31, 2020. The increase of $11.2 million was primarily due to the increase in transaction volume described above.

Salaries and benefits — Salaries and benefits of $9.9 million for the three months ended March 31, 2021 increased by $2.5 million from $7.4 million for the three months ended March 31, 2020. The increase of $2.5 million is primarily due to $1.6 million in increased wages to support the continued growth of our business, a $0.7 million increase in commission expense for our sales representatives and $0.2 million increase in share-based compensation as a result of new awards granted in March 2021.

Other selling, general and administrative expenses — Other selling, general and administrative expenses of $5.5 million for the three months ended March 31, 2021 increased by $0.2 million from $5.3 million for the three months ended March 31, 2020.

The increase was the result of:

•$0.4 million - increase in advertising and promotion expense due to a change in marketing strategy;
•$0.3 million - higher rent, property taxes and other operating expenses; and
•$0.1 million - higher IT related expenses incurred to sustain our business expansion.

These increases were partially offset by:

•$0.6 million - reduction in provision for credit losses, as the three months ended March 31, 2020 include certain losses resulting from the deterioration of the creditworthiness of a small number of sending agents rather than the result of sending agents that were adversely affected by the COVID-19 pandemic.

Depreciation and amortization — Depreciation and amortization of $2.3 million for the three months ended March 31, 2021 decreased by $0.4 million from $2.7 million for the three months ended March 31, 2020. This decrease is mainly due to $0.5 million less amortization related to our trade name, developed technology and agent relationships during the first quarter of 2021, as these intangibles are being amortized on an accelerated basis, which declines over time. This decrease was partially offset by an increase in depreciation of $0.1 million associated primarily with additional computer equipment to support our growing business and sending agent network.

Non-Operating Expenses
Interest expense — Interest expense of $1.3 million for the three months ended March 31, 2021 decreased by $0.6 million from $1.9 million for the three months ended March 31, 2020. The decrease was primarily due to a reduction in market interest rates paid under the Credit Agreement (as defined below) and lower drawings under the revolving credit facility.

Income tax provision — Income tax provision was $3.2 million for the three months ended March 31, 2021, which represents an increase of $1.1 million from an income tax provision of $2.1 million for the three months ended March 31, 2020. The increase in the income tax provision was mainly attributable to higher taxable income resulting from higher revenues.

Index
Net Income
We reported net income of $9.0 million for the three months ended March 31, 2021 compared to net income of $5.7 million for the three months ended March 31, 2020, which resulted in an increase of $3.3 million due to the same factors discussed above.

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

Adjusted Net Income and Adjusted Earnings per Share

Adjusted Net Income is defined as net income adjusted to add back certain charges and expenses, such as non-cash amortization of intangible assets resulting from push-down accounting, which will recur in future periods until these assets have been fully amortized, non-cash compensation costs, litigation settlements and other items set forth in the table below, as these charges and expenses are not considered a part of our core business operations and are not an indicator of ongoing, future company performance.

Adjusted Earnings per Share - Basic and Diluted is calculated by dividing Adjusted Net Income by GAAP weighted-average common shares outstanding (basic and diluted).

Adjusted Net Income for the three months ended March 31, 2021 was $10.6 million, representing an increase of $3.0 million, or 40.0%, from Adjusted Net Income of $7.6 million for the three months ended March 31, 2020. The increase in Adjusted Net Income was

Index
primarily due to the increase in revenues of $17.3 million, offset primarily by an increase in service charges from agents and banks of $11.2 million due to higher transaction volume.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted Net Income:

	Three Months Ended March 31,
(in thousands, except for per share data)	2021	2020
Net Income	$8,977	$5,688
Adjusted for:
Share-based compensation (a)	896	722
TCPA settlement (b)	—	23
Other charges and expenses (c)	117	147
Amortization of intangibles (d)	1,262	1,711
Income tax benefit related to adjustments (e)	(619)	(695)
Adjusted Net Income	$10,633	$7,596

Adjusted Earnings per Share
Basic	$0.28	$0.20
Diluted	$0.27	$0.20

Weighted-average common shares outstanding
Basic	38,239,130	38,035,014
Diluted	38,846,906	38,038,674

(a)Equity awards were granted to employees and independent directors of the Company.
(b)Represents legal fees for the settlement of a class action lawsuit related to the TCPA.
(c)Includes loss on disposal of fixed assets and foreign currency (gains) losses.
(d)Represents the amortization of certain intangible assets that resulted from the application of push-down accounting.
(e)Represents the current and deferred tax impact of the taxable adjustments to net income using the Company’s blended federal and state tax rate for each period. Relevant tax-deductible adjustments include all adjustments to net income.

Adjusted Earnings per Share - Basic for the three months ended March 31, 2021 was $0.28, representing an increase of $0.08, or 40%, compared to $0.20 for the three months ended March 31, 2020.

Adjusted Earnings per Share - Diluted for the three months ended March 31, 2021 was $0.27, representing an increase of $0.07, or 35%, compared to $0.20 for the three months ended March 31, 2020.

The following table presents the reconciliation of GAAP Earnings per Share, our closest GAAP measure, to Adjusted Earnings per Share:

	Three Months Ended March 31,
	2021		2020
	Basic	Diluted	Basic and Diluted
GAAP Earnings per Share	$0.23	$0.23	$0.15
Adjusted for:
Share-based compensation	0.02	0.02	0.02
TCPA settlement	—	—	NM
Other charges and expenses	NM	NM	NM
Amortization of intangibles	0.03	0.03	0.04
Income tax benefit related to adjustments	(0.01)	(0.01)	(0.02)
Adjusted Earnings per Share	$0.28	$0.27	$0.20

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

Adjusted EBITDA for the three months ended March 31, 2021 was $16.8 million, representing an increase of $3.6 million, or 27.4%, from $13.2 million for the three months ended March 31, 2020. The increase in Adjusted EBITDA was primarily due to the increase in revenues of $17.3 million, offset primarily by an increase in service charges from agents and banks of $11.2 million due to an increase in transaction volume.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net Income	$8,977	$5,688
Adjusted for:
Interest expense	1,339	1,870
Income tax provision	3,174	2,080
Depreciation and amortization	2,335	2,690
EBITDA	15,825	12,328
Share-based compensation (a)	896	722
TCPA settlement (b)	—	23
Other charges and expenses (c)	117	147
Adjusted EBITDA	$16,838	$13,220

(a)Equity awards were granted to employees and independent directors of the Company.
(b)Represents legal fees for the settlement of a class action lawsuit related to the TCPA.
(c)Includes loss on disposal of fixed assets and foreign currency (gains) losses.

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

Notwithstanding the recent effects of the COVID-19 pandemic in the U.S. economy, we have funded and still expect to continue funding our liquidity requirements through internally generated funds, supplemented in the ordinary course, with borrowings under our revolving credit facility. While our operating cash flows may be affected by the economic conditions resulting from the pandemic and other factors, we maintain a strong cash balance position and have access to committed funding sources, which we have used only on a limited and ordinary course basis during the three months ended March 31, 2021. Therefore, we believe that our projected cash flows generated from operations, together with borrowings under our revolving credit facility are sufficient to fund our principal debt payments, interest expense, our working capital needs and our expected capital expenditures for at least the next twelve months.

The Company and certain of its domestic subsidiaries as borrowers (the “Loan Parties”) entered into a financing agreement (as amended, the “Credit Agreement”) with a group of banking institutions. The Credit Agreement provides for a $35 million revolving credit facility, a $90 million term loan facility and an up to $30 million incremental facility of which $12 million was utilized during 2019. The Credit Agreement also provides for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The maturity date of the Credit Agreement is November 7, 2023.

As of March 31, 2021, we had total indebtedness of $102.5 million, consisting of $87.5 million of borrowings under the term loan facility, $15.0 million in borrowings under the revolving credit facility and excluding debt origination costs of $1.6 million. There were $38.0 million of additional borrowings available under these facilities as of March 31, 2021.

Index

Interest on the term loan and revolving credit facilities of the Credit Agreement is determined by reference to either LIBOR or a “base rate”, in each case plus an applicable margin of 4.50% per annum for LIBOR loans or 3.50% per annum for base rate loans. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum. The effective interest rates for the three months ended March 31, 2021 for the term loan facility and revolving credit facility were 5.32% and 0.96%, respectively.

The principal amount of the term loan facility under the Credit Agreement must be repaid in consecutive quarterly installments of 5% in year 1, 7.5% in years 2 and 3, and 10% in years 4 and 5, in each case on the last day of each quarter, which commenced in March 2019 with a final payment at maturity. The loans under the Credit Agreement may be prepaid at any time without payment or penalty.

The Credit Agreement contains financial covenants that require the Company to maintain a quarterly minimum fixed charge coverage ratio of 1.25:1.00 and a quarterly maximum consolidated leverage ratio of 3.25:1.00. As of March 31, 2021 and December 31, 2020, we were in compliance with the covenants of the Credit Agreement.

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

As a result of the restrictions described above, among others, substantially all of the Company’s net assets as of March 31, 2021 and December 31, 2020 are considered restricted net assets.

The obligations under the Credit Agreement are guaranteed by the Company and certain domestic subsidiaries of the Company and secured by liens on substantially all of the assets of the Loan Parties, subject to certain exclusions and limitations.

Our indebtedness could adversely affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations. See “Risk Factors—Risks Relating to Our Indebtedness—We have a substantial amount of indebtedness, which may limit our operating flexibility and could adversely affect our business, financial condition and results of operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2021	2020
Statement of Cash Flows Data:
Net cash (used in) provided by operating activities	$(32,406)	$18,780
Net cash used in investing activities	(1,930)	(901)
Net cash provided by (used in) financing activities	14,519	(1,915)
Effect of exchange rate changes on cash	(3)	(243)
Net (decrease) increase in cash	(19,820)	15,721

Cash, beginning of period	74,907	86,117
Cash, end of period	$55,087	$101,838

Operating Activities
Net cash used in operating activities was $32.4 million for the three months ended March 31, 2021, a decrease of $51.2 million from net cash provided by operating activities of $18.8 million for the three months ended March 31, 2020. The decrease is a result of additional prefunding to our paying agents to fund wire activity during the Holy Week celebration in Latin America, offset by additional cash

Index
generated by our operating results for the three months ended March 31, 2021, which were positively impacted by the further growth of the business.

Investing Activities
Net cash used in investing activities was $1.9 million for the three months ended March 31, 2021, representing an increase of $1.0 million from net cash used in investing activities of $0.9 million for the three months ended March 31, 2020. This increase was due to higher purchases of property and equipment during the three months ended March 31, 2021 as a result of our business expansion.

Financing Activities
Net cash provided by financing activities was $14.5 million for the three months ended March 31, 2021, which primarily consisted of $15.0 million in a draw of our revolving credit facility in order to prefund our paying agents in preparation for wire activity during the Holy Week celebration in Latin America, and $1.4 million in proceeds from issuance of stock as a result of the exercise of options, offset by a $1.9 million scheduled quarterly payment due on the term loan facility.

Net cash used in financing activities was $1.9 million for the three months ended March 31, 2020, which consisted of a scheduled quarterly payment due on the term loan facility.

Contractual Obligations
The following table includes aggregated information about contractual obligations that affect our liquidity and capital needs. At March 31, 2021, our contractual obligations over the next several periods were as follows:

(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Debt, principal payments	$102,468	$8,300	$94,168	$—	$—
Interest payments	9,684	4,064	5,620	—	—
Non-cancelable operating leases	4,921	1,515	2,094	1,312	—
Total	$117,073	$13,879	$101,882	$1,312	$—

Our condensed consolidated balance sheet reflects $100.9 million of debt as of March 31, 2021, as the principal payment obligations of $102.5 million are gross of unamortized debt origination costs. The above table reflects the principal and interest of the revolving credit facility and term loan facility under the Credit Agreement that will be paid through the term of the debt using the rates in effect on March 31, 2021 and assuming no voluntary prepayments of principal.

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

Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or otherwise complex. Our Critical Accounting Policies and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020, for which there were no material changes, included the following:

•Revenue Recognition

Index
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

In addition, included in wire transfer and money orders payable, net in our condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, there are $3.3 million and $7.6 million, respectively, of wires payable denominated in foreign currencies, primarily Mexican pesos and Guatemalan quetzales.

Also, included in prepaid wires, net in our consolidated balance sheets as of March 31, 2021 and December 31, 2020, there are $84.7 million and $50.1 million, respectively, of prepaid wires denominated in foreign currencies, primarily Mexican pesos and Guatemalan quetzales.

We are also exposed to changes in currency rates as a result of our investments in foreign operations and revenues generated in currencies other than the U.S. dollar. Revenues and profits generated by international operations will increase or decrease because of changes in foreign currency exchange rates. This foreign currency risk is related primarily to our operations in our foreign subsidiaries. Revenues from our foreign subsidiaries represent less than 1% of our consolidated revenues for the three months ended March 31, 2021. Therefore, a 10% increase or decrease in these currency rates against the U.S. dollar would result in a de minimis change to our overall operating results.

The spot and average exchange rates for Mexico, Guatemala and Canada currencies to U.S. dollar are as follows:

	2021		2020
	Spot(1)	Average(2)	Spot(1)	Average(2)
U.S. dollar/Mexico Peso	20.45	20.33	19.89	19.97
U.S. dollar/Guatemala Quetzal	7.70	7.74	7.79	7.66
U.S. dollar/Canadian Dollar	1.26	1.27	1.28	1.34
(1)Spot exchange rates are as of March 31, 2021 and December 31, 2020.
(2)Average exchange rates are for the three months ended March 31, 2021 and 2020.

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

As of March 31, 2021, we had $102.5 million in outstanding borrowings under the term loan and revolving credit facility. A hypothetical 1% increase or decrease in the interest rate on our indebtedness as of March 31, 2021 would have increased or decreased cash interest expense on our term loan facility by approximately $0.9 million per annum.

Credit Risk
We maintain certain cash balances in various U.S. banks, which at times, may exceed federally insured limits. We have not incurred any losses on these accounts. In addition, we maintain various bank accounts in Mexico, Guatemala and Canada, which are not insured. During the three months ended March 31, 2021, we have not incurred any losses on these uninsured accounts. To manage our exposure to credit risk with respect to cash balances and other credit risk exposure resulting from our relationships with banks and financial institutions, we regularly review cash concentrations, and we attempt to diversify our cash balances among global financial institutions.

We are also exposed to credit risk related to receivable balances from sending agents. We perform a credit review before each agent signing and conduct ongoing analyses of sending agents and certain other parties we transact with directly. As of March 31, 2021, we also had $1.3 million outstanding of notes receivable from sending agents. Most of the notes are collateralized by personal guarantees from the

Index
sending agents and by assets from their businesses. Due to the COVID-19 pandemic, it is possible we could be adversely affected by credit losses, such as those related to our outstanding notes receivables from sending agents. At the date of this report, however, we are not aware of any significant exposure and are continuing to monitor our credit risk.

Our provision for credit losses was approximately $0.2 million for the three months ended March 31, 2021 (0.2% of total revenues) and $0.7 million for the three months ended March 31, 2020 (1% of total revenues). The decrease in our provision for credit losses in the three months ended March 31, 2021 is due to the 2020 provision including losses resulting from the deterioration of the creditworthiness of a small number of sending agents rather than the result of sending agents that were adversely affected by the COVID-19 pandemic.

Index
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and President, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our Chief Executive Officer and President, and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure as of March 31, 2021.

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

ITEM 1A. RISK FACTORS
There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). Prospective investors are encouraged to consider the risks described in our 2020 Form 10-K, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q and in our 2020 Form 10-K, and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

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

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Chief Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Chief Financial Officer

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included with the Exhibit 101 attachments).
†Management contract or compensatory plan or arrangement.
*Filed herewith.
**Furnished herewith.

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Money Express, Inc. (Registrant)

Date: May 10, 2021	By:	/s/ Robert Lisy
Robert Lisy
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 10, 2021	By:	/s/ Andras Bende
Andras Bende
Chief Financial Officer
(Principal Financial Officer)