Form 10-Q
period 2021-06-30
International Money Express, Inc.
filed 2021-08-06
CIK 1683695

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of July 30, 2021, there were 38,593,052 shares of the registrant’s common stock, $0.0001 par value per share, outstanding. The registrant has no other class of common stock outstanding.

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
•factors relating to our business, operations and financial performance, including:
◦the COVID-19 pandemic, responses thereto and the economic and market effects thereof, including unemployment levels, inflation and increased capital markets volatility;
◦competition in the markets in which we operate;
◦volatility in foreign exchange rates that could affect the volume of consumer remittance activity and/or affect our foreign exchange related gains and losses;
◦cyber-attacks or disruptions to our information technology environment, computer network systems and data centers;
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

Index
PART 1 – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	June 30, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets:
Cash	$139,716	$74,907
Accounts receivable, net of allowance of $1,486 and $1,503, respectively	70,540	55,017
Prepaid wires, net	14,457	53,281
Prepaid expenses and other current assets	4,985	3,521
Total current assets	229,698	186,726

Property and equipment, net	13,937	13,021
Goodwill	36,260	36,260
Intangible assets, net	17,850	20,430
Other assets	4,678	3,036
Total assets	$302,423	$259,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net	$3,882	$7,044
Accounts payable	14,009	12,771
Wire transfers and money orders payable, net	54,982	41,746
Accrued and other liabilities	25,822	22,380
Total current liabilities	98,695	83,941
Long-term liabilities:
Debt, net	81,152	80,579
Deferred tax liability, net	1,400	692
Total long-term liabilities	82,552	81,271

Commitments and contingencies, see Note 13

Stockholders’ equity:
Common stock $0.0001 par value; 230,000,000 shares authorized, 38,585,724 and 38,217,125 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.	4	4
Additional paid-in capital	64,009	59,310
Retained earnings	57,164	34,960
Accumulated other comprehensive loss	(1)	(13)
Total stockholders’ equity	121,176	94,261
Total liabilities and stockholders’ equity	$302,423	$259,473

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(in thousands, except for share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Wire transfer and money order fees, net	$99,306	$72,793	$180,218	$139,888
Foreign exchange gain, net	16,655	11,660	29,703	21,214
Other income	786	609	1,402	1,211
Total revenues	116,747	85,062	211,323	162,313

Operating expenses:
Service charges from agents and banks	77,864	56,271	141,237	108,498
Salaries and benefits	10,175	7,069	20,050	14,428
Other selling, general and administrative expenses	7,079	5,155	12,582	10,492
Depreciation and amortization	2,345	2,691	4,679	5,381
Total operating expenses	97,463	71,186	178,548	138,799

Operating income	19,284	13,876	32,775	23,514

Interest expense	1,254	1,633	2,594	3,503

Income before income taxes	18,030	12,243	30,181	20,011

Income tax provision	4,803	3,265	7,977	5,345

Net income	13,227	8,978	22,204	14,666

Other comprehensive income (loss)	16	3	12	(141)

Comprehensive income	$13,243	$8,981	$22,216	$14,525

Earnings per common share:
Basic	$0.34	$0.24	$0.58	$0.39
Diluted	$0.34	$0.24	$0.57	$0.39

Weighted-average common shares outstanding:
Basic	38,433,748	38,035,279	38,336,977	38,035,146
Diluted	39,027,414	38,047,792	38,937,699	38,043,233

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except for share data, unaudited)

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2021	38,362,788	$4	$61,640	$43,937	$(17)	$105,564
Net income	—	—	—	13,227	—	13,227
Issuance of common stock:
Exercise of stock options	100,275	—	995	—	—	995
Restricted stock units	33,381	—	—	—	—	—
Restricted stock awards	88,215	—	—	—	—	—
Fully vested shares	1,065	—	—	—	—	—
Share-based compensation	—	—	1,374	—	—	1,374
Adjustment from foreign currency translation, net	—	—	—	—	16	16
Balance, June 30, 2021	38,585,724	$4	$64,009	$57,164	$(1)	$121,176

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2020	38,035,279	$4	$55,412	$6,864	$(51)	$62,229
Net income	—	—	—	8,978	—	8,978
Share-based compensation	—	—	686	—	—	686
Adjustment from foreign currency translation, net	—	—	—	—	3	3
Balance, June 30, 2020	38,035,279	$4	$56,098	$15,842	$(48)	$71,896

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(CONTINUED)
(in thousands, except for share data, unaudited)

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	38,217,125	$4	$59,310	$34,960	$(13)	$94,261
Net income	—	—	—	22,204	—	22,204
Issuance of common stock:
Exercise of stock options	244,907	—	2,429	—	—	2,429
Restricted stock units	33,381	—	—	—	—	—
Restricted stock awards	88,215	—	—	—	—	—
Fully vested shares	2,096	—	—	—	—	—
Share-based compensation	—	—	2,270	—	—	2,270
Adjustment from foreign currency translation, net	—	—	—	—	12	12
Balance, June 30, 2021	38,585,724	$4	$64,009	$57,164	$(1)	$121,176

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	38,034,389	$4	$54,694	$1,176	$93	$55,967
Net income	—	—	—	14,666	—	14,666
Issuance of common stock:
Exercise of stock options	890	—	(4)	—	—	(4)
Share-based compensation	—	—	1,408	—	—	1,408
Adjustment from foreign currency translation, net	—	—	—	—	(141)	(141)
Balance, June 30, 2020	38,035,279	$4	$56,098	$15,842	$(48)	$71,896
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$22,204	$14,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,679	5,381
Share-based compensation	2,270	1,408
Provision for credit losses	667	1,101
Debt origination costs amortization	385	376
Deferred income tax provision, net	708	658
Loss on disposal of property and equipment	169	131
Total adjustments	8,878	9,055
Changes in operating assets and liabilities:
Accounts receivable, net	(16,174)	(21,485)
Prepaid wires, net	38,825	11,635
Prepaid expenses and other assets	(1,305)	1,008
Wire transfers and money orders payable, net	13,228	8,648
Accounts payable and accrued and other liabilities	4,634	(2,054)
Net cash provided by operating activities	70,290	21,473

Cash flows from investing activities:
Purchases of property and equipment	(3,181)	(1,591)
Net cash used in investing activities	(3,181)	(1,591)

Cash flows from financing activities:
Repayments of term loan facility	(42,041)	(3,830)
Borrowings under term loan facility	40,158	—
Debt origination costs	(2,894)	—
Proceeds from exercise of stock options	2,429	—
Net cash used in financing activities	(2,348)	(3,830)

Effect of exchange rate changes on cash	48	(184)

Net increase in cash	64,809	15,868

Cash, beginning of period	74,907	86,117

Cash, end of period	$139,716	$101,985

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands, unaudited)

	Six Months Ended June 30,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,169	$3,133
Cash paid for income taxes	$8,825	$2,403

Supplemental disclosure of non-cash financing activity:
Issuance of common stock for cashless exercise of stock options	$—	$4

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

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). Although the worst effects of the pandemic appear to have subsided in the United States, the pandemic has had and continues to have a significant effect on economic conditions in the United States, and continues to cause significant uncertainties in the U.S. and global economies, particularly as a result of a new Delta variant of COVID-19, which appears to be causing an increase in COVID-19 cases. Public health officials and medical professionals have warned that a resurgence of COVID-19 cases may continue to spike, particularly if vaccination rates do not quickly increase or if additional, potent disease variants emerge. It is unclear how long the resurgence will last, how severe it will be, and what safety measures governments will impose in response to it.

The extent to which the COVID-19 pandemic affects our business, operations and financial results depends, and will continue to depend, on numerous evolving factors that we may not be able to accurately predict. Although the Company’s operations continued effectively despite social distancing and other measures taken in response to the pandemic, the ultimate impact of the COVID-19 pandemic on our financial condition, results of operations and cash flows is dependent on future developments, including the duration or resurgence of the pandemic and the related extent of its severity, as well as its impact on the economic conditions, particularly the level of unemployment of our customers, inflation, interest rate levels and foreign exchange volatility, all of which remain uncertain and cannot be predicted at this time. If governmental decisions to ease pandemic related restrictions are ineffective, premature or counterproductive, or if an escalation in the global response to contain the COVID-19 pandemic is required or is unsuccessful, the Company could experience a material adverse effect on its financial condition, results of operations and cash flows.

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

The Company’s interim condensed consolidated financial statements and related notes are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. The results reported in these interim condensed consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. Certain information and footnote disclosures required by GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

NOTE 2 – REVENUES
The Company recognized revenues from contracts with customers for the three and six months ended June 30, 2021 and 2020, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Wire transfer and money order fees	$99,671	$72,965	$180,887	$140,281
Discounts and promotions	(365)	(172)	(669)	(393)
Wire transfer and money order fees, net	99,306	72,793	180,218	139,888
Foreign exchange gain, net	16,655	11,660	29,703	21,214
Other income	786	609	1,402	1,211
Total revenues	$116,747	$85,062	$211,323	$162,313

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

Index

NOTE 3 – ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE, NET OF ALLOWANCE
Accounts Receivable

Accounts receivable represents outstanding balances from sending agents for pending wire transfers or money orders from our customers. The outstanding balance, net of allowance for credit losses, consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Accounts receivable	$72,026	$56,520
Allowance for credit losses	(1,486)	(1,503)
Accounts receivable, net	$70,540	$55,017

Notes Receivable

The Company had notes receivable, net of allowance for credit losses, from sending agents as follows (in thousands):

	June 30, 2021	December 31, 2020
Notes receivable, current	$630	$710
Allowance for credit losses	(215)	(244)
Net current	$415	$466

Notes receivable, long-term	$921	$816
Allowance for credit losses	(327)	(295)
Net long-term	$594	$521

The net current portion of notes receivable is included in prepaid expenses and other current assets (see Note 4), and the net long-term portion is included in other assets in the condensed consolidated balance sheets. The notes have interest rates ranging from 0% to 16% per annum. At June 30, 2021 and December 31, 2020, there were $1.6 million and $1.5 million, respectively, of notes collateralized by personal guarantees from the sending agents and assets from their businesses in case of a default by the agent.

The maturities of notes receivable at June 30, 2021 are as follows (in thousands):

Unpaid Principal Balance
Under 1 year	$630
Between 1 and 2 years	692
Between 2 and 3 years	229
Total	$1,551

Allowance for Credit Losses

The changes in the allowance for credit losses related to accounts receivable and notes receivable are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$2,058	$1,477	$2,042	$1,236
Provision	504	364	667	1,101
Charge-offs	(623)	(589)	(888)	(1,186)
Recoveries	89	98	207	199
Ending Balance	$2,028	$1,350	$2,028	$1,350

Index
The allowance for credit losses allocated by financial instrument category is as follows (in thousands):

	June 30, 2021	December 31, 2020
Accounts receivable	$1,486	$1,503
Notes receivable	542	539
Allowance for credit losses	$2,028	$2,042

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Prepaid insurance	$297	$465
Prepaid fees and services	1,230	1,452
Notes receivable, net of allowance	415	466
Assets pending settlement	229	218
Prepaid income taxes	1,861	103
Prepaid expenses and current assets - other	953	817
	$4,985	$3,521

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS
Intangible assets on the condensed consolidated balance sheets of the Company consist of goodwill, agent relationships, trade name, developed technology and other intangible assets. Agent relationships, trade name and developed technology are all amortized over 15 years using an accelerated method that correlates with the projected realization of the benefit. The agent relationships intangible represents the network of independent sending agents; trade name refers to the Intermex name, branded on all agent locations and well recognized in the market; and developed technology includes the state-of-the-art system that the Company has continued to develop and improve over the past 20 years. Other intangible assets primarily relate to the acquisition of Company-operated stores, which are amortized on a straight line basis over 10 years. The determination of our intangible fair values includes several assumptions that are subject to various risks and uncertainties. Management believes it has made reasonable estimates and judgments concerning these risks and uncertainties, and no impairment charges were determined necessary to be recognized during the three and six months ended June 30, 2021.

The following table presents the changes in goodwill and intangible assets (in thousands):

	Goodwill	Intangibles
Balance at December 31, 2020	$36,260	$20,430
Amortization expense	—	(2,580)
Balance at June 30, 2021	$36,260	$17,850

Amortization expense related to intangible assets for the next five years and thereafter is as follows (in thousands):

2021	$2,581
2022	3,997
2023	2,989
2024	2,270
2025	1,717
Thereafter	4,296
$17,850

Index

NOTE 6 – WIRE TRANSFERS AND MONEY ORDERS PAYABLE, NET
Wire transfers and money orders payable, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Wire transfers payable, net	$22,436	$11,806
Customer voided wires payable	15,180	13,374
Money orders payable	17,366	16,566
	$54,982	$41,746

Customer voided wires payable consist primarily of wire transfers that were not completed because the recipient did not collect the funds within 30 days and the sender has not claimed the funds and, therefore, are considered unclaimed property. Unclaimed property laws of each state in the United States in which we operate, the District of Columbia, and Puerto Rico require us to track certain information for all of our money remittances and payment instruments and, if the funds underlying such remittances and instruments are unclaimed at the end of an applicable statutory abandonment period, require us to remit the proceeds of the unclaimed property to the appropriate jurisdiction. Applicable statutory abandonment periods range from three to seven years.

NOTE 7 – ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Commissions payable to sending agents	$14,566	$12,500
Accrued salaries and benefits	3,248	2,957
Accrued bank charges	1,602	1,170
Accrued legal fees	60	75
Accrued other professional fees	1,011	826
Accrued taxes	1,486	1,276
Deferred revenue loyalty program	2,944	2,750
Other	905	826
	$25,822	$22,380

The following table shows the changes in the deferred revenue loyalty program liability (in thousands):

Balance, December 31, 2020	$2,750
Revenue deferred during the period	1,036
Revenue recognized during the period	(842)
Balance, June 30, 2021	$2,944

NOTE 8 – DEBT
Debt consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Term loan facility	$87,500	$89,383
	87,500	89,383
Less: Current portion of long-term debt (1)	(3,882)	(7,044)
Less: Debt origination costs	(2,466)	(1,760)
	$81,152	$80,579
(1)Current portion of long-term debt is net of debt origination costs of approximately $0.5 million and $0.6 million at June 30, 2021 and December 31, 2020, respectively.

Index
The Company and certain of its domestic subsidiaries as borrowers and the other guarantors from time to time party thereto (collectively, the “Loan Parties”) entered into a financing agreement with a group of banking institutions, dated November 7, 2018 and further amended on December 7, 2018 (the “Original Credit Agreement”). The Original Credit Agreement provided for a $35 million revolving credit facility, a $90 million term loan facility and an up to $30 million incremental facility of which $12 million was utilized in 2019 for the term loan facility and $10 million was utilized in May of 2021 for the revolving credit facility (see below). The Original Credit Agreement also provided for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The maturity date of the Original Credit Agreement was November 7, 2023.

Effective as of May 12, 2021, the Company amended the Original Credit Agreement by entering into Increase Joinder No. 2 (the “Joinder No. 2”) to the Original Credit Agreement, which was accounted for as a debt modification, under which the revolving line of credit commitment under the Original Credit Agreement was increased by $10 million to an aggregate of $45 million. The Joinder No. 2 did not have any impact to any of the terms of the term loan facility under the Original Credit Agreement. The Company incurred debt origination costs of $76.8 thousand which were capitalized and will be amortized over the remaining life of the revolving line of credit facility, as described below, using the straight-line method, as it is not significantly different than the effective interest method.

On June 24, 2021, the Loan Parties entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with a group of banking institutions. The A&R Credit Agreement amended and restated in its entirety the Original Credit Agreement. The A&R Credit Agreement provides for a $150 million revolving credit facility, an $87.5 million term loan facility and an uncommitted incremental facility, which may be utilized for additional revolving or term loans, of up to $70 million. The A&R Credit Agreement also provides for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The proceeds of the term loan were used to refinance the $87.5 million principal amount of the existing term loan facility under the Original Credit Agreement, and the revolving credit facility is available for working capital, general corporate purposes and to pay fees and expenses in connection with this transaction. The maturity date of the A&R Credit Agreement is June 24, 2026.

This refinancing was accounted for as a debt modification. The balance of the unamortized debt origination costs of $1.8 million under the Original Credit Agreement, the origination costs paid to the Loan Parties of $1.0 million in connection with the term loan facility of the A&R Credit Agreement and debt origination costs paid to the Loan Parties and third-party costs of $1.8 million incurred in connection with the revolving credit facility of the A&R Credit Agreement will be associated with the new arrangement, and therefore, they will be amortized over the remaining life of the A&R Credit Agreement using the straight-line method, as it is not significantly different than the effective interest method. Debt origination costs paid to third parties related to a portion of the term loan facility in connection with the A&R Credit Agreement were expensed as incurred during the three months ended June 30, 2021.

At the election of the Company, interest on the term loan facility and revolving credit facility under the A&R Credit Agreement is determined by reference to either LIBOR (subject to replacement) or a “base rate”, in each case plus an applicable margin ranging between 2.50% and 3.00% per annum for LIBOR loans and between 1.50% and 2.00% per annum for base rate loans depending on the level of our consolidated leverage ratio, as calculated pursuant to the terms of the A&R Credit Agreement. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum. The effective interest rates for the six months ended June 30, 2021 for the term loan facility and revolving credit facility, which substantially related to the Original Credit Agreement, were 5.19% and 0.98%, respectively.

Interest is payable (x)(i) generally on the last day of each interest period selected for LIBOR loans, but in any event, not less frequently than every three months, and (ii) on the last business day of each quarter for base rate loans and (y) at final maturity. The principal amount of the term loan facility under the A&R Credit Agreement must be repaid in consecutive quarterly installments of 5.0% in years 1 and 2, 7.5% in year 3, and 10.0% in years 4 and 5, in each case on the last day of each quarter, commencing in September 2021 with a final balloon payment at maturity. The term loans under the A&R Credit Agreement may be prepaid at any time without premium or penalty. Revolving loans may be borrowed, repaid and reborrowed from time to time in accordance with the terms and conditions of the A&R Credit Agreement. The Company is also required to repay the loans upon receipt of net proceeds from certain casualty events, upon the disposition of certain property and upon incurrence of indebtedness not permitted by the A&R Credit Agreement. In addition, the Company is required to make mandatory prepayments annually from excess cash flow if the Company’s consolidated leverage ratio (as calculated under the A&R Credit Agreement) is greater than or equal to 3.0, and the remainder of any such excess cash flow is contributed to the available amount which may be used for a variety of purposes, including investments and distributions.

The A&R Credit Agreement contains financial covenants that require the Company to maintain a quarterly minimum fixed charge coverage ratio of 1.25:1.00 and a quarterly maximum consolidated leverage ratio of 3.25:1.00. The A&R Credit Agreement also contains covenants that limit the Company’s and its subsidiaries’ ability to, among other things, grant liens, incur additional indebtedness, make acquisitions or investments, dispose of certain assets, change the nature of their businesses, enter into certain transactions with affiliates or amend the terms of material indebtedness.

In addition, the A&R Credit Agreement generally restricts the payment of dividends or cash distributions by the Company with certain exceptions, including the following: i) to repurchase the Company’s common stock from current or former employees in an aggregate

Index
amount of up to $10.0 million per calendar year, and ii) other restricted payments in an aggregate amount not to exceed $40.0 million plus the Available Amount (as defined in the A&R Credit Agreement).

The obligations under the A&R Credit Agreement are guaranteed by the Company and certain domestic subsidiaries of the Company and secured by liens on substantially all of the assets of the Loan Parties, subject to certain exclusions and limitations.

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

The Company’s cash balances are representative of their fair values as these balances are comprised of deposits available on demand. The carrying amounts of accounts receivable, prepaid wires, accounts payable and wire transfers and money orders payable are representative of their fair values because of the short turnover of these instruments.

The Company’s financial liabilities include its revolving credit facility and term loan facility. The fair value of the term loan facility, which approximates book value, is estimated by discounting the future cash flows using a current market interest rate. The estimated fair value of the revolving credit facility would approximate face value given the payment schedule and interest rate structure, which approximates current market interest rates.

NOTE 10 – SHARE-BASED COMPENSATION
International Money Express, Inc. Omnibus Equity Compensation Plans

On June 26, 2020, at the 2020 Annual Meeting of Stockholders, the Company’s stockholders approved the International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (the “2020 Plan”), which provides for the granting of stock-based incentive awards, including stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) to employees and independent directors of the Company. There are 3.4 million shares of the Company’s common stock available for issuance under the 2020 Plan, including 0.4 million shares that were available for grant under the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (the “2018 Plan” and together with the 2020 Plan, the “Plans”). As of June 30, 2021, 2.6 million shares remained available for future awards under the 2020 Plan. The 2018 Plan was terminated effective June 26, 2020.

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

Share-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The stock options issued under the Plans have 10-year terms and generally vest in four equal annual installments beginning one year after the date of the grant. The Company recognized compensation expense for stock options of approximately $0.6 million for both the three months ended June 30, 2021 and 2020, and $1.3 million and $1.2 million for the six months ended June 30, 2021 and 2020, respectively, which are included in salaries and benefits in the condensed consolidated statements of operations and comprehensive income. As of June 30, 2021, unrecognized compensation expense related to stock options of approximately $4.5 million is expected to be recognized over a weighted-average period of 1.6 years.

Index
A summary of the stock option activity under the Plans during the six months ended June 30, 2021 is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2020	2,714,902	$10.97	8.19	$4.03
Granted	—	$—		$—
Exercised	(244,907)	$9.92		$3.71
Forfeited	(50,750)	$10.34		$4.45
Outstanding at June 30, 2021	2,419,245	$11.09	7.56	$4.11

Exercisable at June 30, 2021	940,294	$10.30	7.24	$3.60

Restricted Stock Units and Share Awards

The RSUs granted under the Plans to the Company’s employees generally vest in four equal annual installments beginning one year after the date of the grant, while RSUs issued to the Company’s independent directors vest on the one year anniversary from the grant date. The Company recognized compensation expense for RSUs of approximately $0.3 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and $0.5 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively, which are included in salaries and benefits in the condensed consolidated statements of operations and comprehensive income. As of June 30, 2021, unrecognized compensation expense related to RSUs of approximately $3.5 million is expected to be recognized over a weighted-average period of 2.1 years.

A summary of the RSU activity during the six months ended June 30, 2021 is presented below:

	Number of RSUs	Weighted-Average Grant Price
Nonvested at December 31, 2020	40,881	$13.38
Granted	269,631	$14.94
Vested	(33,381)	$13.13
Forfeited	(17,408)	$14.36
Nonvested at June 30, 2021	259,723	$14.97

Under the 2020 Plan, effective October 1, 2020, the Lead Independent Director and Chairs of the Committees of the Board of Directors are granted, in aggregate, $64.0 thousand in awards of fully vested shares of the Company’s common stock, payable on a quarterly basis at the end of each quarter in payment of fees earned in such capacities. During the three and six months ended June 30, 2021, 1,065 and 2,096 fully vested shares were granted to the Lead Independent Director and Chairs of the Committees of the Board of Directors resulting in compensation expense of $16.0 thousand and $32.0 thousand, respectively, recorded in the condensed consolidated statements of operations and comprehensive income.

Restricted Stock Awards

The RSAs issued under the Plans to the Company’s employees generally vest in four equal annual installments beginning one year after the date of grant. The Company recognized compensation expense for RSAs granted of $78 thousand and $101 thousand for the three and six months ended June 30, 2021, respectively, which are included in salaries and benefits in the condensed consolidated statements of operations and comprehensive income. No compensation expense was recognized for the three and six months ended June 30, 2020. As of June 30, 2021, there was $1.1 million of unrecognized compensation expense related to RSAs, which is expected to be recognized over a weighted-average period of 2.3 years.

A summary of the RSA activity during the six months ended June 30, 2021 is presented below:

Index

	Number of RSAs	Weighted-Average Grant Price
Nonvested at December 31, 2020	—	$—
Granted	88,215	$14.17
Vested	—	$—
Forfeited	—	$—
Nonvested at June 30, 2021	88,215	$14.17

Performance Stock Units

PSUs granted to the Company’s employees generally vest subject to attainment of performance criteria during the service period established by the Compensation Committee. Each PSU represents the right to receive one share of common stock, and the actual number of shares issuable upon vesting is determined based upon performance compared to financial performance targets. The PSUs vest based on the achievement of certain revenue parameters for a period of two years combined with a service period of three years. Compensation cost is recognized over the requisite service period when it is probable that the performance condition will be satisfied. The Company recognized compensation expense for PSUs of $0.2 million and $0.3 million for the three and six months ended June 30, 2021, which are included in salaries and benefits in the condensed consolidated statements of operations and comprehensive income. There was no compensation expense recognized for the three and six months ended June 30, 2020. As of June 30, 2021, there was $2.2 million of unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted-average period of 2.5 years.

A summary of the PSU activity during the six months ended June 30, 2021 is presented below:

	Number of PSUs	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Price
Nonvested at December 31, 2020	—	—	$—
Granted	171,500		$14.17
Vested	—		$—
Forfeited	—		$—
Nonvested at June 30, 2021	171,500	9.68	$14.17

NOTE 11 – EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income for the year by the weighted average number of common shares outstanding for the period. In computing dilutive earnings per share, basic earnings per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards, including common stock options, RSUs, RSAs and PSUs.

Below are basic and diluted earnings per share for the periods indicated (in thousands, except for share data):

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net income for basic and diluted earnings per common share	$13,227	$8,978	$22,204	$14,666

Shares:
Weighted-average common shares outstanding – basic	38,433,748	38,035,279	38,336,977	38,035,146
Effect of dilutive securities:
RSUs	41,323	12,513	33,783	7,995
Stock options	532,231	—	553,001	92
RSAs	6,234	—	4,404	—
PSUs	13,878	—	9,534	—
Weighted-average common shares outstanding – diluted	39,027,414	38,047,792	38,937,699	38,043,233

Earnings per common share – basic	$0.34	$0.24	$0.58	$0.39
Earnings per common share – diluted	$0.34	$0.24	$0.57	$0.39

As of June 30, 2021, there were 0.6 million options and 53,864 RSUs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.

As of June 30, 2020, there were 3.1 million options and 22,500 RSUs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.

NOTE 12 – INCOME TAXES
A reconciliation between the income tax provision at the U.S. statutory tax rate and the Company’s income tax provision on the condensed consolidated statements of operations and comprehensive income is below (in thousands, except for tax rates):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income before income taxes	$18,030	$12,243	$30,181	$20,011
U.S statutory tax rate	21%	21%	21%	21%
Income tax expense at statutory rate	3,786	2,571	6,338	4,202

State tax expense, net of federal	995	659	1,673	1,058
Foreign tax rates different from U.S. statutory rate	23	26	40	59
Non-deductible expenses	74	12	137	22
Other	(75)	(3)	(211)	4
Total tax provision	$4,803	$3,265	$7,977	$5,345

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

As presented in the income tax reconciliation above, the tax provision recognized on the condensed consolidated statements of operations and comprehensive income was affected by state taxes, non-deductible expenses, share-based compensation expense and foreign tax rates applicable to the Company’s foreign subsidiaries that are higher or lower than the U.S. statutory rate.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a

Index
nationwide effort to curtail the effects of COVID-19. The CARES Act provides various tax law changes in response to the COVID-19 pandemic, including increasing the ability to deduct interest expense, providing for deferral on tax deposits, and amending certain provisions of the previously enacted Tax Cuts and Jobs Act. After considering the provisions of the CARES Act, the Company determined that the CARES Act did not have a material effect on its annual effective tax rate and the income tax provision for the three and six months ended on June 30, 2021 or 2020.

NOTE 13 – COMMITMENTS AND CONTINGENCIES
Leases

The Company is a party to leases for office space, warehouses and Company-operated store locations. Rent expense under all operating leases, included in other selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income, amounted to approximately $0.6 million and $0.5 million for the three months ended June 30, 2021 and 2020, respectively, and $1.2 million and $1.0 million for the six months ended June 30, 2021 and 2020, respectively,

At June 30, 2021, future minimum rental payments required under operating leases for the remainder of 2021 and thereafter are as follows (in thousands):

2021	$816
2022	1,322
2023	970
2024	815
2025	696
Thereafter	—
$4,619

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

Regulatory Requirements

Pursuant to applicable licensing laws, certain domestic subsidiaries of the Company are required to maintain minimum tangible net worth and liquid assets (eligible securities) to cover the amount outstanding of wire transfers and money orders payable. As of June 30, 2021, the Company’s subsidiaries were in compliance with these two requirements.

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

COVID-19 Update
During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The pandemic has had and continues to have a significant effect on economic conditions in the United States of America (“United States” or “U.S.”), as the efforts of federal, state, local and foreign governments to react to the public health crisis with mitigation measures have created and continue to cause significant uncertainties in the U.S. and global economy, particularly as a new Delta variant of COVID-19 appears to be causing an increase in COVID-19 cases. The extent to which the COVID-19 pandemic affects our business, operations and financial results depends, and will continue to depend, on numerous evolving factors that we may not be able to accurately predict such as the reduction or reimposition by government and health authorities of restrictions and progress in and effectiveness of vaccination efforts in the United States or in the countries in which we operate and conduct business.

In response to the pandemic, our top priority continues being to take appropriate actions to protect the health and safety of our employees. We have adjusted standard operating procedures within our business operations to ensure continued worker safety, and are continually monitoring evolving health guidelines and responding to changes as appropriate. These procedures include reconfiguring facilities to reduce employee density, expanded and more frequent cleaning within facilities, implementation of appropriate and mandated distancing programs, employee temperature monitoring and requiring use of certain personal protective equipment at our call centers in Mexico and Guatemala. As of June 30, 2021, all of our facilities are open and operating with adjustments to ensure compliance with social distancing and facial covering recommendations and requirements established by state and local regulations.

Notwithstanding the operational challenges created by the pandemic, our business continues to function and, to date, our customer service has not been adversely affected in any material respect. Nevertheless, the COVID-19 pandemic continues to pose the risk that we or our employees, sending and paying agents, as well as consumers and their beneficiaries, are or may become further restricted from conducting business activities, partially or completely, for an indefinite period of time, including due to shutdowns requested or mandated by governmental authorities or imposed by our management, or that the pandemic may otherwise interrupt or impair business activities.

Although certain measures that restrict the normal course of operations of businesses and consumers were still in place for the three and six months ended June 30, 2021, such measures did not have a material adverse effect on the Company’s financial condition, results of operations and cash flows for the three and six months ended June 30, 2021. Notwithstanding the foregoing, the Company’s business is dependent upon the willingness and ability of its employees, network of agents and consumers to conduct money transfer services and the ultimate effects of the economic disruption caused by the pandemic and responses thereto. Although the Company’s operations continued effectively despite social distancing and other measures taken in response to the pandemic, the ultimate impact of the COVID-19 pandemic on our financial condition, results of operations and cash flows is subject to future developments, including the duration of the pandemic and the related extent of its severity, as well as its impact on the economic conditions, particularly the level of unemployment of our customers, which remain uncertain and cannot be predicted at this time. If the global response to contain and remedy the COVID-19 pandemic escalates further or is unsuccessful, or if governmental decisions to ease pandemic related restrictions are ineffective, premature or counterproductive, the Company could experience a material adverse effect on its financial condition, results of operations and cash flows.

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

Our money remittance services enable our customers to send funds through our broad network of locations in the United States and Canada that are primarily operated by third-party businesses, as well as through our Company-operated stores. Transactions are processed and payment is collected by our agent (“sending agent(s)”) and those funds become available for pickup by the beneficiary at the designated destination, usually within minutes, at any Intermex payer location (“paying agent(s)”). We refer to our sending agents and our paying agents collectively as agents. In addition, our services are offered digitally through Intermexonline.com and via Internet-enabled mobile devices. Since January 2020 through June 30, 2021, we have grown our agent network by approximately 18.0%. For the three and six months ended June 30, 2021, principal amount sent increased by approximately 53.2% and 42.2%, respectively, as compared to the same periods in 2020 and total remittances processed were approximately 10.1 million and 18.4 million, representing approximately a 33.4% and 26.6% increase, respectively, as compared to the same periods in 2020.

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

•the COVID-19 pandemic, responses thereto and the economic and market effects thereof, including unemployment levels, inflation and increased capital market volatility;

•competition in the markets in which we operate;

•volatility in foreign exchange rates that could affect the volume of consumer remittance activity and/or affect our foreign exchange related gains and losses;

•cyber-attacks or disruptions to our information technology environment, computer network systems and data centers;

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

•our ability to protect our brand and intellectual property rights; and

•our ability to retain key personnel.

Throughout 2020 and the first half of 2021, Latin American political and economic conditions have remained unstable, as evidenced by high unemployment rates in key markets, currency reserves, currency controls, restricted lending activity, weak currencies and low consumer confidence, some of which reflects the impact of the COVID-19 pandemic, among other factors. Specifically, continued political and economic unrest in parts of Mexico and some countries in South America contributed to volatility. Our business has generally been resilient during times of economic instability as money remittances are essential to many recipients, with the funds used by the receiving parties for their daily needs; however, long-term sustained appreciation of the Mexican peso or Guatemalan quetzal as compared to the U.S. dollar could negatively affect our revenues and profitability.

Money remittance businesses have continued to be subject to strict legal and regulatory requirements, and we continue to focus on and regularly review our compliance programs. In connection with these reviews, and in light of regulatory complexity and heightened attention of governmental and regulatory authorities related to cybersecurity and compliance activities, we have made, and continue to make, enhancements to our processes and systems designed to detect and prevent cyber-attacks, consumer fraud, money laundering, terrorist financing and other illicit activities, along with enhancements to improve consumer protection, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and similar regulations outside the United States. In coming periods, we expect these and future enhancements will continue to result in changes to certain of our business practices and may result in increased costs.

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

We will remain an “emerging growth company” until the earlier of (1) the earliest of the last day of the fiscal year (a) following January 19, 2022, the fifth anniversary of us becoming a publicly-traded company, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. As of June 30, 2021, the market value of our common stock that is held by non-affiliates approximated $488.5 million.

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

Salaries and Benefits

Index
Salaries and benefits include cash and share-based compensation associated with our corporate employees and sales team as well as employees at our Company-operated stores. Corporate employees include management, customer service, compliance, information technology, operations, finance and human resources. Our sales team, located throughout the United States and Canada, is focused on supporting and growing our sending agent network. Share-based compensation is recognized as an expense on a straight-line basis over the requisite service period; unrecognized compensation expense related to options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) of approximately $11.4 million is expected to be recognized over a weighted-average period of 2.0 years.

Other Selling, General and Administrative

General and administrative expenses primarily consist of fixed overhead expenses associated with our operations, such as information technology, telecommunications, rent, insurance, professional services, non-income taxes, facilities maintenance and other similar types of operating expenses. A portion of these expenses relate to our Company-operated stores; however, the majority relate to the overall business and compliance requirements of a regulated publicly traded financial services company. Selling expenses include expenses such as advertising and promotion, provision for credit losses and expenses associated with increasing our network of agents. These expenses are expected to continue to increase at a slower pace than the increase in our revenues.

Depreciation and Amortization

Depreciation largely consists of depreciation of computer equipment and software that supports our technology platform. Amortization of intangible assets is primarily related to our agent relationships, trade name and developed technology.

Non-Operating Expenses
Interest Expense

Interest expense consists primarily of interest associated with our debt, which consists of a term loan facility and a revolving credit facility. The effective interest rates for the six months ended June 30, 2021 for the term loan facility and revolving credit facility, which substantially related to the Original Credit Agreement, were 5.19% and 0.98%, respectively. Interest on the term loan and revolving credit facilities is determined by reference to either LIBOR (subject to replacement) or a “base rate”, in each case plus an applicable margin, under the amended and restated credit agreement, of between 2.50% and 3.00% per annum for LIBOR loans and between 1.50% and 2.00% per annum for base rate loans depending on the level of our consolidated leverage ratio. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum.

Income tax provision

Our income tax provision includes the expected benefit of all deferred tax assets, including our net operating loss carryforwards. With few exceptions, our net operating loss carryforwards will expire from 2029 through 2037. After consideration of all evidence, both positive and negative, management has determined that no valuation allowance is required at June 30, 2021 on the Company’s U.S. federal or state deferred tax assets; however, a valuation allowance has been recorded as of June 30, 2021 on deferred tax assets associated with Canadian net operating loss carryforwards. Our income tax provision reflects the effects of state taxes, non-deductible expenses, share-based compensation expense, and foreign tax rates applicable to the Company’s foreign subsidiaries that are higher or lower than the U.S. statutory rate.

Net Income
Net income is determined by subtracting operating and non-operating expenses from revenues.

Earnings per Share
Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding for each period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares and common share equivalents outstanding for each period. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock units, restricted stock awards and performance stock units have vested, using the treasury stock method.

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

Index
objectives of the business and how our chief operating decision maker, the CEO and President, monitors operating performance and allocates resources.

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share data)	2021	2020	2021	2020
Revenues:
Wire transfer and money order fees, net	$99,306	$72,793	$180,218	$139,888
Foreign exchange gain, net	16,655	11,660	29,703	21,214
Other income	786	609	1,402	1,211
Total revenues	116,747	85,062	211,323	162,313
Operating expenses:
Service charges from agents and banks	77,864	56,271	141,237	108,498
Salaries and benefits	10,175	7,069	20,050	14,428
Other selling, general and administrative expenses	7,079	5,155	12,582	10,492
Depreciation and amortization	2,345	2,691	4,679	5,381
Total operating expenses	97,463	71,186	178,548	138,799

Operating income	19,284	13,876	32,775	23,514

Interest expense	1,254	1,633	2,594	3,503

Income before income taxes	18,030	12,243	30,181	20,011

Income tax provision	4,803	3,265	7,977	5,345

Net income	$13,227	$8,978	$22,204	$14,666

Earnings per common share:
Basic	$0.34	$0.24	$0.58	$0.39
Diluted	$0.34	$0.24	$0.57	$0.39

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Revenues
Revenues for the above periods are presented below:

($ in thousands)	Three Months Ended June 30, 2021	% of Revenues	Three Months Ended June 30, 2020	% of Revenues
Revenues:
Wire transfer and money order fees, net	$99,306	85%	$72,793	85%
Foreign exchange gain, net	16,655	14%	11,660	14%
Other income	786	1%	609	1%
Total revenues	$116,747	100%	$85,062	100%

Wire transfer and money order fees, net of $99.3 million for the three months ended June 30, 2021 increased by $26.5 million from $72.8 million for the three months ended June 30, 2020. This increase of $26.5 million was primarily due to a 33.4% increase in

Index
transaction volume compared to the second quarter of 2020, largely due to the continued growth in our agent network, which increased by 17.9% from June 2020 to June 2021.

Revenues from foreign exchange gain, net of $16.7 million for the three months ended June 30, 2021 increased by $5.0 million from $11.7 million for the three months ended June 30, 2020. This increase was primarily due to higher transaction volume achieved by growth in our agent network and a higher average amount sent by our customers, primarily as a result of increased foreign exchange volatility in the Mexican peso during the second quarter of 2021.

Operating Expenses
Operating expenses for the above periods are presented below:

($ in thousands)	Three Months Ended June 30, 2021	% of Revenues	Three Months Ended June 30, 2020	% of Revenues
Operating expenses:
Service charges from agents and banks	$77,864	67%	$56,271	66%
Salaries and benefits	10,175	9%	7,069	8%
Other selling, general and administrative expenses	7,079	6%	5,155	6%
Depreciation and amortization	2,345	2%	2,691	3%
Total operating expenses	$97,463	84%	$71,186	83%

Service charges from agents and banks — Service charges from agents and banks were $77.9 million for the three months ended June 30, 2021 compared to $56.3 million for the three months ended June 30, 2020. The increase of $21.6 million was primarily due to the increase in transaction volume described above.

Salaries and benefits — Salaries and benefits of $10.2 million for the three months ended June 30, 2021 increased by $3.1 million from $7.1 million for the three months ended June 30, 2020. The increase of $3.1 million is primarily due to $2.3 million spent in talent acquisition and retention and increased wages to recognize performance, and to support the continued growth of our business, $0.1 million increase in commission expense for our sales representatives and $0.7 million increase in share-based compensation as a result of new awards granted in the three months ended June 30, 2021 and at the end of the first quarter of 2021.

Other selling, general and administrative expenses — Other selling, general and administrative expenses of $7.1 million for the three months ended June 30, 2021 increased by $1.9 million from $5.2 million for the three months ended June 30, 2020.

The increase was the result of:

•$0.8 million - increase in advertising and promotion expenses as last year we curtailed these activities because of the COVID-19 pandemic;
•$0.6 million - higher professional fees, travel and other operating expenses to support our business growth, some of which expenses were reduced last year by the COVID-19 pandemic;
•$0.4 million - higher IT related expenses incurred to sustain our business expansion and improve our technology environment; and
•$0.1 million - increase in provision for credit losses, as write-offs were higher in the three months ended June 30, 2021.

Depreciation and amortization — Depreciation and amortization of $2.3 million for the three months ended June 30, 2021 decreased by $0.4 million from $2.7 million for the three months ended June 30, 2020. This decrease is mainly due to approximately $0.5 million less amortization related to our trade name, developed technology and agent relationships during the second quarter of 2021, as these intangibles are being amortized on an accelerated basis, which declines over time. This decrease was partially offset by an increase in depreciation of $0.1 million associated primarily with additional computer equipment acquired to support our growing business and sending agent network.

Non-Operating Expenses
Interest expense — Interest expense of $1.3 million for the three months ended June 30, 2021 decreased by $0.3 million from $1.6 million for the three months ended June 30, 2020. The decrease was primarily due to lower market interest rates paid under the credit agreements (as described below) and lower drawings under our revolving credit facility.

Index
Income tax provision — Income tax provision was $4.8 million for the three months ended June 30, 2021, which represents an increase of $1.5 million from an income tax provision of $3.3 million for the three months ended June 30, 2020. The increase in the income tax provision was mainly attributable to higher taxable income resulting from higher revenues from our growth.

Net Income
We reported net income of $13.2 million for the three months ended June 30, 2021 compared to net income of $9.0 million for the three months ended June 30, 2020, which resulted in an increase of $4.2 million due to the same factors discussed above.

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

Adjusted Net Income for the three months ended June 30, 2021 was $15.3 million, representing an increase of $4.5 million, or 41.2%, from Adjusted Net Income of $10.8 million for the three months ended June 30, 2020. The increase in Adjusted Net Income was primarily due to the increase in revenues of $31.7 million, offset primarily by an increase in service charges from agents and banks of $21.6 million due to higher transaction volume.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted Net Income:

	Three Months Ended June 30,
(in thousands, except for per share data)	2021	2020
Net Income	$13,227	$8,978
Adjusted for:
Share-based compensation (a)	1,374	686
TCPA settlement (b)	—	23
Other charges and expenses (c)	176	97
Amortization of intangibles (d)	1,263	1,710
Income tax benefit related to adjustments (e)	(763)	(671)
Adjusted Net Income	$15,277	$10,823

Adjusted Earnings per Share
Basic	$0.40	$0.28
Diluted	$0.39	$0.28

Weighted-average common shares outstanding
Basic	38,433,748	38,035,279
Diluted	39,027,414	38,047,792

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

Index

Adjusted Earnings per Share - Basic for the three months ended June 30, 2021 was $0.40, representing an increase of $0.12, or 42.9%, compared to $0.28 for the three months ended June 30, 2020.

Adjusted Earnings per Share - Diluted for the three months ended June 30, 2021 was $0.39, representing an increase of $0.11, or 39.3%, compared to $0.28 for the three months ended June 30, 2020.

The following table presents the reconciliation of GAAP Earnings per Share, our closest GAAP measure, to Adjusted Earnings per Share:

	Three Months Ended June 30,
	2021		2020
	Basic	Diluted	Basic and Diluted
GAAP Earnings per Share	$0.34	$0.34	$0.24
Adjusted for:
Share-based compensation	0.04	0.04	0.02
TCPA settlement	—	—	NM
Other charges and expenses	NM	NM	NM
Amortization of intangibles	0.03	0.03	0.04
Income tax benefit related to adjustments	(0.01)	(0.02)	(0.02)
Adjusted Earnings per Share	$0.40	$0.39	$0.28

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

Adjusted EBITDA for the three months ended June 30, 2021 was $23.2 million, representing an increase of $5.8 million, or 33.4%, from $17.4 million for the three months ended June 30, 2020. The increase in Adjusted EBITDA was primarily due to the increase in revenues of $31.7 million, offset primarily by an increase in service charges from agents and banks of $21.6 million due to an increase in transaction volume.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted EBITDA:

	Three Months Ended June 30,
(in thousands)	2021	2020
Net Income	$13,227	$8,978
Adjusted for:
Interest expense	1,254	1,633
Income tax provision	4,803	3,265
Depreciation and amortization	2,345	2,691
EBITDA	21,629	16,567
Share-based compensation (a)	1,374	686
TCPA settlement (b)	—	23
Other charges and expenses (c)	176	97
Adjusted EBITDA	$23,179	$17,373

(a)Equity awards were granted to employees and independent directors of the Company.
(b)Represents legal fees for the settlement of a class action lawsuit related to the TCPA.
(c)Includes loss on disposal of fixed assets and foreign currency (gains) losses.

Index

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Revenues
Revenues for the above periods are presented below:

($ in thousands)	Six Months Ended June 30, 2021	% of Revenues	Six Months Ended June 30, 2020	% of Revenues
Revenues:
Wire transfer and money order fees, net	$180,218	85%	$139,888	86%
Foreign exchange gain, net	29,703	14%	21,214	13%
Other income	1,402	1%	1,211	1%
Total revenues	$211,323	100%	$162,313	100%

Wire transfer and money order fees, net of $180.2 million for the six months ended June 30, 2021 increased by $40.3 million from $139.9 million for the six months ended June 30, 2020. This increase of $40.3 million was primarily due to a 26.6% increase in transaction volume compared to the six months ended June 30, 2020, largely due to the continued growth in our agent network, which increased by 17.9% from June 2020 to June 2021.

Revenues from foreign exchange gain, net of $29.7 million for the six months ended June 30, 2021 increased by $8.5 million from $21.2 million for the six months ended June 30, 2020. This increase was primarily due to higher transaction volume achieved by growth in our agent network and a higher average amount sent by our customers primarily as a result of increased foreign exchange volatility in the Mexican peso during the first six months of 2021.

Operating Expenses
Operating expenses for the above periods are presented below:

($ in thousands)	Six Months Ended June 30, 2021	% of Revenues	Six Months Ended June 30, 2020	% of Revenues
Operating expenses:
Service charges from agents and banks	$141,237	67%	$108,498	67%
Salaries and benefits	20,050	9%	14,428	9%
Other selling, general and administrative expenses	12,582	6%	10,492	7%
Depreciation and amortization	4,679	2%	5,381	3%
Total operating expenses	$178,548	84%	$138,799	86%

Service charges from agents and banks — Service charges from agents and banks were $141.2 million for the six months ended June 30, 2021 compared to $108.5 million for the six months ended June 30, 2020. The increase of $32.7 million was primarily due to the increase in transaction volume described above.

Salaries and benefits — Salaries and benefits of $20.1 million for the six months ended June 30, 2021 increased by $5.7 million from $14.4 million for the six months ended June 30, 2020. The increase of $5.7 million is primarily due to $4.0 million spent in talent acquisition and retention and increased wages to recognize performance, and to support the continued growth of our business, a $0.8 million increase in commission expense for our sales representatives and $0.9 million increase in share-based compensation as a result of new awards granted in the first six months of 2021.

Other selling, general and administrative expenses — Other selling, general and administrative expenses of $12.6 million for the six months ended June 30, 2021 increased by $2.1 million from $10.5 million for the six months ended June 30, 2020.

The increase was the result of:

Index
•$1.1 million - increase in advertising and promotion expenses as last year we curtailed these activities because of the COVID-19 pandemic;
•$0.7 million - higher professional fees and other operating expenses to support our business growth, some of which expenses were reduced last year by the COVID-19 pandemic; and
•$0.7 million - higher IT related expenses incurred to sustain our business expansion and improve our technology environment.

These increases were partially offset by:

•$0.4 million - reduction in provision for credit losses, as the six months ended June 30, 2020 include certain losses resulting from the deterioration of the creditworthiness of a small number of sending agents rather than the result of sending agents that were adversely affected by the COVID-19 pandemic.

Depreciation and amortization — Depreciation and amortization of $4.7 million for the six months ended June 30, 2021 decreased by $0.7 million from $5.4 million for the six months ended June 30, 2020. This decrease is mainly due to $0.9 million less amortization related to our trade name, developed technology and agent relationships during the first half of 2021, as these intangibles are being amortized on an accelerated basis, which declines over time. This decrease was partially offset by an increase in depreciation of $0.2 million associated primarily with additional computer equipment acquired to support our growing business and sending agent network.

Non-Operating Expenses
Interest expense — Interest expense of $2.6 million for the six months ended June 30, 2021 decreased by $0.9 million from $3.5 million for the six months ended June 30, 2020. The decrease was primarily due to lower market interest rates paid under the credit agreements (as described below) and lower drawings under our revolving credit facility.

Income tax provision — Income tax provision was $8.0 million for the six months ended June 30, 2021, which represents an increase of $2.7 million from an income tax provision of $5.3 million for the six months ended June 30, 2020. The increase in the income tax provision was mainly attributable to higher taxable income resulting from higher revenues from our growth.

Net Income
We reported net income of $22.2 million for the six months ended June 30, 2021 compared to net income of $14.7 million for the six months ended June 30, 2020, which resulted in an increase of $7.5 million due to the same factors discussed above.

Non-GAAP Financial Measures
Adjusted Net Income and Adjusted Earnings per Share

Adjusted Net Income (previously defined and used as described above) for the six months ended June 30, 2021 was $25.9 million, representing an increase of $7.5 million, or 40.7%, from Adjusted Net Income of $18.4 million for the six months ended June 30, 2020. The increase in Adjusted Net Income was primarily due to the increase in revenues of $49.0 million, offset primarily by an increase in service charges from agents and banks of $32.7 million due to higher transaction volume.

Index
The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted Net Income:

	Six Months Ended June 30,
(in thousands, except for per share data)	2021	2020
Net Income	$22,204	$14,666
Adjusted for:
Share-based compensation (a)	2,270	1,408
TCPA settlement (b)	—	46
Other charges and expenses (c)	293	244
Amortization of intangibles (d)	2,525	3,421
Income tax benefit related to adjustments (e)	(1,382)	(1,366)
Adjusted Net Income	$25,910	$18,419

Adjusted Earnings per Share
Basic	$0.68	$0.48
Diluted	$0.67	$0.48

Weighted-average common shares outstanding
Basic	38,336,977	38,035,146
Diluted	38,937,699	38,043,233

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

Adjusted Earnings per Share - Basic (previously defined and used as described above) for the six months ended June 30, 2021 was $0.68, representing an increase of $0.20, or 41.7%, compared to $0.48 for the six months ended June 30, 2020.

Adjusted Earnings per Share - Diluted (previously defined and used as described above) for the six months ended June 30, 2021 was $0.67, representing an increase of $0.19, or 39.6%, compared to $0.48 for the six months ended June 30, 2020.

The following table presents the reconciliation of GAAP Earnings per Share, our closest GAAP measure, to Adjusted Earnings per Share:

	Six Months Ended June 30,
	2021		2020
	Basic	Diluted	Basic and Diluted
GAAP Earnings per Share	$0.58	$0.57	$0.39
Adjusted for:
Share-based compensation	0.06	0.06	0.04
TCPA settlement	—	—	NM
Other charges and expenses	0.01	0.01	0.01
Amortization of intangibles	0.07	0.07	0.09
Income tax benefit related to adjustments	(0.04)	(0.04)	(0.04)
Adjusted Earnings per Share	$0.68	$0.67	$0.48

NM - Per share amounts are not meaningful.
The table above may contain slight summation differences due to rounding.

Index

Adjusted EBITDA

Adjusted EBITDA (previously defined and used as described above) for the six months ended June 30, 2021 was $40.0 million, representing an increase of $9.4 million, or 30.8%, from $30.6 million for the six months ended June 30, 2020. The increase in Adjusted EBITDA was primarily due to the increase in revenues of $49.0 million, offset primarily by an increase in service charges from agents and banks of $32.7 million due to an increase in transaction volume.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted EBITDA:

	Six Months Ended June 30,
(in thousands)	2021	2020
Net Income	$22,204	$14,666
Adjusted for:
Interest expense	2,594	3,503
Income tax provision	7,977	5,345
Depreciation and amortization	4,679	5,381
EBITDA	37,454	28,895
Share-based compensation (a)	2,270	1,408
TCPA settlement (b)	—	46
Other charges and expenses (c)	293	244
Adjusted EBITDA	$40,017	$30,593

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

Notwithstanding the recent effects of the COVID-19 pandemic in the U.S. economy, we have funded and still expect to continue funding our liquidity requirements through internally generated funds, supplemented in the ordinary course, with borrowings under our revolving credit facility. While our operating cash flows may be affected by the economic conditions resulting from the pandemic and other factors, we maintain a strong cash balance position and have access to committed funding sources, which we have used only on a limited and ordinary course basis during the six months ended June 30, 2021. Therefore, we believe that our projected cash flows generated from operations, together with borrowings under our revolving credit facility are sufficient to fund our principal debt payments, interest expense, our working capital needs and our expected capital expenditures for at least the next twelve months.

The Company and certain of its domestic subsidiaries as borrowers and the other guarantors from time to time party thereto (collectively, the “Loan Parties”) entered into a financing agreement with a group of banking institutions, dated November 7, 2018 and further amended on December 7, 2018 (the “Original Credit Agreement”). The Original Credit Agreement provided for a $35 million revolving credit facility, a $90 million term loan facility and an up to $30 million incremental facility of which $12 million was utilized for the term loan facility in 2019 and $10 million was utilized for the revolving credit facility in May of 2021 (see below). The Original Credit Agreement also provided for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The maturity date of the Original Credit Agreement was November 7, 2023.

Effective as of May 12, 2021, the Company amended the Original Credit Agreement by entering into Increase Joinder No. 2 (the “Joinder No. 2”) to the Original Credit Agreement, under which the revolving line of credit commitment under the Original Credit Agreement was increased by $10 million to an aggregate of $45 million. The Joinder No. 2 did not have any impact to any of the terms of the term loan facility under the Original Credit Agreement.

Index

On June 24, 2021, the Loan Parties entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with a group of banking institutions. The A&R Credit Agreement amended and restated in its entirety the Original Credit Agreement. The A&R Credit Agreement provides for a $150 million revolving credit facility, an $87.5 million term loan facility and an uncommitted incremental facility, which may be utilized for additional revolving or term loans, of up to $70 million. The A&R Credit Agreement also provides for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The proceeds of the term loan were used to refinance the $87.5 million principal amount of the existing term loan under the Original Credit Agreement, and the revolving credit facility is available for working capital, general corporate purposes and to pay fees and expenses in connection with this transaction. The maturity date of the A&R Credit Agreement is June 24, 2026.

As of June 30, 2021, we had total indebtedness of $87.5 million, consisting of borrowings under the term loan facility, excluding debt origination costs of $2.5 million. There were $220.0 million of additional borrowings available under these facilities as of June 30, 2021.

At the election of the Company, interest on the term loan facility and revolving credit facility under the A&R Credit Agreement is determined by reference to either LIBOR (subject to replacement) or a “base rate”, in each case plus an applicable margin ranging between 2.50% and 3.00% per annum for LIBOR loans and between 1.50% and 2.00% per annum for base rate loans depending on the level of our consolidated leverage ratio, as calculated pursuant to the terms of the A&R Credit Agreement. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum. The effective interest rates for the six months ended June 30, 2021 for the term loan facility and revolving credit facility, which substantially related to the Original Credit Agreement, were 5.19% and 0.98%, respectively.

Interest is payable (x)(i) generally on the last day of each interest period selected for LIBOR loans, but in any event, not less frequently than every three months, and (ii) on the last business day of each quarter for base rate loans and (y) at final maturity. The principal amount of the term loan facility under the A&R Credit Agreement must be repaid in consecutive quarterly installments of 5.0% in years 1 and 2, 7.5% in year 3, and 10.0% in years 4 and 5, in each case on the last day of each quarter, commencing in September 2021 with a final balloon payment at maturity. The term loans under the A&R Credit Agreement may be prepaid at any time without premium or penalty. Revolving loans may be borrowed, repaid and reborrowed from time to time in accordance with the terms and conditions of the A&R Credit Agreement. The Company is also required to repay the loans upon receipt of net proceeds from certain casualty events, upon the disposition of certain property and upon incurrence of indebtedness not permitted by the A&R Credit Agreement. In addition, the Company is required to make mandatory prepayments annually from excess cash flow if the Company’s consolidated leverage ratio (as calculated under the A&R Credit Agreement) is greater than or equal to 3.0, and the remainder of any such excess cash flow is contributed to the available amount which may be used for a variety of purposes, including investments and distributions.

The A&R Credit Agreement contains financial covenants that require the Company to maintain a quarterly minimum fixed charge coverage ratio of 1.25:1.00 and a quarterly maximum consolidated leverage ratio of 3.25:1.00. As of June 30, 2021, we were in compliance with the covenants of the A&R Credit Agreement. The A&R Credit Agreement also contains covenants that limit the Company’s and its subsidiaries’ ability to, among other things, grant liens, incur additional indebtedness, make acquisitions or investments, dispose of certain assets, change the nature of their businesses, enter into certain transactions with affiliates or amend the terms of material indebtedness.

In addition, the A&R Credit Agreement generally restricts the payment of dividends or cash distributions by the Company with certain exceptions, including the following: i) to repurchase the Company’s common stock from current or former employees in an aggregate amount of up to $10 million per calendar year, and ii) other restricted payments in an aggregate amount not to exceed $40 million plus the Available Amount (as defined in the A&R Credit Agreement).

The obligations under the A&R Credit Agreement are guaranteed by the Company and certain domestic subsidiaries of the Company and secured by liens on substantially all of the assets of the Loan Parties, subject to certain exclusions and limitations.

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

Index
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2021	2020
Statement of Cash Flows Data:
Net cash provided by operating activities	$70,290	$21,473
Net cash used in investing activities	(3,181)	(1,591)
Net cash used in financing activities	(2,348)	(3,830)
Effect of exchange rate changes on cash	48	(184)
Net increase in cash	64,809	15,868

Cash, beginning of period	74,907	86,117
Cash, end of period	$139,716	$101,985

Operating Activities
Net cash provided by operating activities was $70.3 million for the six months ended June 30, 2021, an increase of $48.8 million from net cash provided by operating activities of $21.5 million for the six months ended June 30, 2020. The increase is a result of $41.5 million changes in working capital, which varies due to timing of transmittal orders and payments, and by additional cash generated by our operating results for the six months ended June 30, 2021, which were positively affected by the further growth of the business.

Investing Activities
Net cash used in investing activities was $3.2 million for the six months ended June 30, 2021, representing an increase of $1.6 million from net cash used in investing activities of $1.6 million for the six months ended June 30, 2020. This increase was due to higher purchases of property and equipment during the six months ended June 30, 2021 as a result of the continued expansion of our business.

Financing Activities
Net cash used in financing activities was $2.3 million for the six months ended June 30, 2021, which primarily consisted of a $40.1 million repayment and $2.9 million of debt origination costs in connection with the refinancing of the Original Credit Agreement, and a $1.9 million scheduled quarterly payment due on the term loan facility, offset by $40.2 million borrowings in connection with the refinancing of the Original Credit Agreement and $2.4 million in proceeds from issuance of stock as a result of the exercise of options.

Net cash used in financing activities was $3.8 million for the six months ended June 30, 2020, which consisted of scheduled quarterly repayments due on the term loan facility.

Contractual Obligations
The following table includes aggregated information about contractual obligations that affect our liquidity and capital needs. At June 30, 2021, our contractual obligations over the next several periods were as follows:

(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Debt, principal payments	$87,500	$4,375	$10,938	$72,187	$—
Interest payments	12,367	2,774	5,183	4,410	—
Non-cancelable operating leases	4,619	1,530	1,981	1,108	—
Total	$104,486	$8,679	$18,102	$77,705	$—

Our condensed consolidated balance sheet reflects $85.0 million of debt as of June 30, 2021, as the principal payment obligations of $87.5 million are gross of unamortized debt origination costs. The above table reflects the principal and interest of the revolving credit facility and term loan facility under the A&R Credit Agreement that will be paid through the term of the debt using the rates in effect on June 30, 2021 and assuming no voluntary prepayments of principal.

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

In addition, included in wire transfer and money orders payable, net in our condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, there are $15.3 million and $7.6 million, respectively, of wires payable denominated in foreign currencies, primarily Mexican pesos and Guatemalan quetzales.

Also, included in prepaid wires, net in our condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, there are $11.6 million and $50.1 million, respectively, of prepaid wires denominated in foreign currencies, primarily Mexican pesos and Guatemalan quetzales.

We are also exposed to changes in currency rates as a result of our investments in foreign operations and revenues generated in currencies other than the U.S. dollar. Revenues and profits generated by international operations will increase or decrease because of changes in foreign currency exchange rates. This foreign currency risk is related primarily to our operations in our foreign subsidiaries. Revenues from our foreign subsidiaries represent less than 1% of our consolidated revenues for the six months ended June 30, 2021. Therefore, a 10% increase or decrease in these currency rates against the U.S. dollar would result in a de minimis change to our overall operating results.

The spot and average exchange rates for Mexico, Guatemala and Canada currencies to U.S. dollar are as follows:

	2021		2020
	Spot(1)	Average(2)	Spot(1)	Average(2)
U.S. dollar/Mexico Peso	19.89	20.17	19.89	21.64
U.S. dollar/Guatemala Quetzal	7.74	7.72	7.79	7.68
U.S. dollar/Canadian Dollar	1.24	1.25	1.28	1.36
(1)Spot exchange rates are as of June 30, 2021 and December 31, 2020.
(2)Average exchange rates are for the six months ended June 30, 2021 and 2020.

Long-term sustained appreciation of the Mexican peso or Guatemalan quetzal as compared to the U.S. dollar could affect our margins.

Interest Rate Risk
Interest on the term loan facility and revolving credit facility under the A&R Credit Agreement is determined by reference to either LIBOR (subject to replacement) or a “base rate”, in each case plus an applicable margin ranging between 2.50% and 3.00% per annum for LIBOR loans and between 1.50% and 2.00% per annum for base rate loans depending on the level of our consolidated leverage ratio. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum. Because interest expense is subject to fluctuation, if interest rates increase, our debt service obligations on such variable rate indebtedness would increase even though the amount borrowed remained the same. Accordingly, an increase in interest rates would adversely affect our profitability.

As of June 30, 2021, we had $87.5 million in outstanding borrowings under the term loan and revolving credit facility. A hypothetical 1% increase or decrease in the interest rate on our indebtedness as of June 30, 2021 would have increased or decreased cash interest expense on our term loan facility by approximately $0.9 million per annum.

Credit Risk
We maintain certain cash balances in various U.S. banks, which at times, may exceed federally insured limits. We have not incurred any losses on these accounts. In addition, we maintain various bank accounts in Mexico, Guatemala and Canada, which are not insured. During the six months ended June 30, 2021, we have not incurred any losses on these uninsured accounts. To manage our exposure to credit risk with respect to cash balances and other credit risk exposure resulting from our relationships with banks and financial institutions, we regularly review cash concentrations, and we attempt to diversify our cash balances among global financial institutions.

We are also exposed to credit risk related to receivable balances from sending agents. We perform a credit review before each agent signing and conduct ongoing analyses of sending agents and certain other parties we transact with directly. As of June 30, 2021, we also

Index
had $1.6 million outstanding of notes receivable from sending agents. Most of the notes are collateralized by personal guarantees from the sending agents and by assets from their businesses. Due to the COVID-19 pandemic, it is possible we could be adversely affected by credit losses, such as those related to our outstanding notes receivables from sending agents. At the date of this report, however, we are not aware of any significant exposure and are continuing to monitor our credit risk.

Our provision for credit losses was approximately $0.7 million for the six months ended June 30, 2021 (0.6% of total revenues) and $1.1 million for the six months ended June 30, 2020 (0.7% of total revenues). The decrease in our provision for credit losses in the six months ended June 30, 2021 is due to the 2020 provision including losses resulting from the deterioration of the creditworthiness of a small number of sending agents rather than the result of sending agents that were adversely affected by the COVID-19 pandemic.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our Chief Executive Officer and President, and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure as of June 30, 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

Index
ITEM 6. EXHIBITS

Exhibit No.	Document

10.1**	Increase Joinder No. 2 to Credit Agreement, dated as of May 12, 2021, by and among International Money Express, Inc., as Holdings, International Money Express Sub 2, LLC, as Intermediate Holdings, Intermex Holdings, Inc., as the Term Borrower, Intermex Wire Transfer, LLC, as the Revolver Borrower, the other guarantors from time to time party thereto, the lenders from time to time party thereto and KeyBank National Association, as the Administrative Agent and L/C Issuer. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2021)

10.2**	Amended and Restated Credit Agreement, dated as of June 24, 2021, by and among International Money Express, Inc., as Holdings, International Money Express Sub 2, LLC, as Intermediate Holdings, Intermex Holdings, Inc., as the Term Borrower, Intermex Wire Transfer, LLC, as the Revolver Borrower, the other guarantors from time to time party thereto, the lenders from time to time party thereto and KeyBank National Association, as the Administrative Agent and L/C Issuer. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2021)

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Chief Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Chief Financial Officer

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included with the Exhibit 101 attachments).
*Filed herewith.
**Previously filed.
#    Furnished herewith.

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Money Express, Inc. (Registrant)

Date: August 6, 2021	By:	/s/ Robert Lisy
Robert Lisy
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 6, 2021	By:	/s/ Andras Bende
Andras Bende
Chief Financial Officer
(Principal Financial Officer)