Form 10-Q
period 2021-09-30
International Money Express, Inc.
filed 2021-11-05
CIK 1683695

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of October 29, 2021, there were 38,613,689 shares of the registrant’s common stock, $0.0001 par value per share, outstanding. The registrant has no other class of common stock outstanding.

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
•factors relating to our business, operations and financial performance, including:
◦the COVID-19 pandemic, responses thereto and the economic and market effects thereof, including unemployment levels, inflation, recovery from related adverse economic effects, and increased capital markets volatility;
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

Index
PART 1 – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	September 30, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets:
Cash	$125,132	$74,907
Accounts receivable, net of allowance of $2,156 and $1,503, respectively	97,406	55,017
Prepaid wires, net	14,355	53,281
Prepaid expenses and other current assets	6,369	3,521
Total current assets	243,262	186,726

Property and equipment, net	14,051	13,021
Goodwill	36,260	36,260
Intangible assets, net	16,560	20,430
Other assets	7,973	3,036
Total assets	$318,106	$259,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net	$3,882	$7,044
Accounts payable	13,696	12,771
Wire transfers and money orders payable, net	59,520	41,746
Accrued and other liabilities	27,108	22,380
Total current liabilities	104,206	83,941
Long-term liabilities:
Debt, net	80,181	80,579
Deferred tax liability, net	1,365	692
Total long-term liabilities	81,546	81,271

Commitments and contingencies, see Note 15

Stockholders’ equity:
Common stock $0.0001 par value; 230,000,000 shares authorized, 38,739,480 and 38,217,125 shares issued and 38,669,040 and 38,217,125 shares outstanding as of September 30, 2021 and December 31, 2020, respectively.	4	4
Additional paid-in capital	65,036	59,310
Retained earnings	68,671	34,960
Accumulated other comprehensive loss	(152)	(13)
Treasury stock, at cost; 70,440 shares as of September 30, 2021 (none as of December 31, 2020)	(1,205)	—
Total stockholders’ equity	132,354	94,261
Total liabilities and stockholders’ equity	$318,106	$259,473

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(in thousands, except for share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Wire transfer and money order fees, net	$104,191	$82,646	$284,409	$222,534
Foreign exchange gain, net	15,643	12,296	45,347	33,510
Other income	873	652	2,275	1,863
Total revenues	120,707	95,594	332,031	257,907

Operating expenses:
Service charges from agents and banks	81,416	63,904	222,654	172,403
Salaries and benefits	10,859	8,084	30,909	22,512
Other selling, general and administrative expenses	9,966	6,336	22,549	16,827
Depreciation and amortization	2,362	2,698	7,041	8,079
Total operating expenses	104,603	81,022	283,153	219,821

Operating income	16,104	14,572	48,878	38,086

Interest expense	968	1,530	3,562	5,033

Income before income taxes	15,136	13,042	45,316	33,053

Income tax provision	3,629	3,544	11,605	8,889

Net income	11,507	9,498	33,711	24,164

Other comprehensive (loss) income	(151)	14	(139)	(127)

Comprehensive income	$11,356	$9,512	$33,572	$24,037

Earnings per common share:
Basic	$0.30	$0.25	$0.88	$0.64
Diluted	$0.29	$0.25	$0.86	$0.63

Weighted-average common shares outstanding:
Basic	38,647,931	38,050,610	38,441,767	38,040,339
Diluted	39,336,051	38,652,707	39,071,622	38,246,429

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except for share data, unaudited)

	Three Months Ended September 30, 2021
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2021	38,585,724	$4	—	$—	$64,009	$57,164	$(1)	$121,176
Net income	—	—	—	—	—	11,507	—	11,507
Issuance of common stock:
Exercise of stock options, net of shares withheld for taxes	152,678	—	—	—	(85)	—	—	(85)
Fully vested shares	1,078	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1,112	—	—	1,112
Adjustment from foreign currency translation, net	—	—	—	—	—	—	(151)	(151)
Acquisition of treasury stock, at cost	—	—	(70,440)	(1,205)	—	—	—	(1,205)
Balance, September 30, 2021	38,739,480	$4	(70,440)	$(1,205)	$65,036	$68,671	$(152)	$132,354

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2020	38,035,279	$4	$56,098	$15,842	$(48)	$71,896
Net income	—	—	—	9,498	—	9,498
Issuance of common stock:
Exercise of stock options	10,607	—	(106)	—	—	(106)
Restricted stock units	13,851	—	—	—	—	—
Share-based compensation	—	—	801	—	—	801
Adjustment from foreign currency translation, net	—	—	—	—	14	14
Balance, September 30, 2020	38,059,737	$4	$56,793	$25,340	$(34)	$82,103

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(CONTINUED)
(in thousands, except for share data, unaudited)

	Nine Months Ended September 30, 2021
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	38,217,125	$4	—	$—	$59,310	$34,960	$(13)	$94,261
Net income	—	—	—	—	—	33,711	—	33,711
Issuance of common stock:
Exercise of stock options, net of shares withheld for taxes	397,585	—	—	—	2,344	—	—	2,344
Restricted stock units	33,381	—	—	—	—	—	—	—
Restricted stock awards	88,215	—	—	—	—	—	—	—
Fully vested shares	3,174	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	3,382	—	—	3,382
Adjustment from foreign currency translation, net	—	—	—	—	—	—	(139)	(139)
Acquisition of treasury stock, at cost	—	—	(70,440)	(1,205)	—	—	—	(1,205)
Balance, September 30, 2021	38,739,480	$4	(70,440)	$(1,205)	$65,036	$68,671	$(152)	$132,354

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	38,034,389	$4	$54,694	$1,176	$93	$55,967
Net income	—	—	—	24,164	—	24,164
Issuance of common stock:
Exercise of stock options	11,497	—	(110)	—	—	(110)
Restricted stock units	13,851	—	—	—	—	—
Share-based compensation	—	—	2,209	—	—	2,209
Adjustment from foreign currency translation, net	—	—	—	—	(127)	(127)
Balance, September 30, 2020	38,059,737	$4	$56,793	$25,340	$(34)	$82,103
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$33,711	$24,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,041	8,079
Share-based compensation	3,382	2,209
Provision for credit losses	1,009	1,421
Debt origination costs amortization	626	564
Deferred income tax provision, net	673	1,312
Loss on disposal of property and equipment	1,311	336
Total adjustments	14,042	13,921
Changes in operating assets and liabilities:
Accounts receivable, net	(43,402)	(21,694)
Prepaid wires, net	38,561	7,773
Prepaid expenses and other assets	(6,210)	433
Wire transfers and money orders payable, net	18,136	9,465
Accounts payable and accrued and other liabilities	5,867	(2,465)
Net cash provided by operating activities	60,705	31,597

Cash flows from investing activities:
Purchases of property and equipment	(5,523)	(2,770)
Net cash used in investing activities	(5,523)	(2,770)

Cash flows from financing activities:
Repayments of term loan facility	(43,135)	(5,746)
Borrowings under term loan facility	40,158	—
Debt origination costs	(2,894)	—
Proceeds from exercise of stock options	3,192	20
Payments for stock-based awards	(849)	—
Repurchases of common stock	(1,205)	—
Net cash used in financing activities	(4,733)	(5,726)

Effect of exchange rate changes on cash	(224)	(151)

Net increase in cash	50,225	22,950

Cash, beginning of period	74,907	86,117

Cash, end of period	$125,132	$109,067

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands, unaudited)

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,940	$4,475
Cash paid for income taxes	$12,567	$7,323

Supplemental disclosure of non-cash financing activity:
Issuance of common stock for cashless exercise of stock options	$2,973	$130

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

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). Although the worst effects of the pandemic appear to have subsided in the United States, the pandemic has had and continues to have a significant effect on economic conditions in the United States, and continues to cause significant uncertainties in the U.S. and global economies, particularly as a result of new Delta and other variants of COVID-19, which appear to be causing an increase in COVID-19 cases in certain places around the world. Public health officials and medical professionals have warned that COVID-19 resurgences may continue to occur due to a variety of factors, including the extent of economic activity, social interaction, vaccination rates and the emergence of potent variants. It is unclear how long any resurgence will last, how severe it will be, and what safety measures governments and businesses will impose in response.

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

NOTE 2 – REVENUES
The Company recognized revenues from contracts with customers for the three and nine months ended September 30, 2021 and 2020, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Wire transfer and money order fees	$104,543	$82,890	$285,430	$223,171
Discounts and promotions	(352)	(244)	(1,021)	(637)
Wire transfer and money order fees, net	104,191	82,646	284,409	222,534
Foreign exchange gain, net	15,643	12,296	45,347	33,510
Other income	873	652	2,275	1,863
Total revenues	$120,707	$95,594	$332,031	$257,907

There are no significant initial costs incurred to obtain contracts with customers, although the Company has a loyalty program under which customers earn one point for each wire transfer completed. Points can be redeemed for a discounted wire transaction fee or a foreign exchange rate that is more favorable to the customer. The customer benefits vary by country, and the earned points expire if the customer has not initiated and completed an eligible wire transfer transaction within the immediately preceding 180-day period. In addition, earned points will expire 30 days after the end of the program. Because the loyalty program benefits represent a future performance obligation, a portion of the initial consideration is recorded as deferred revenue loyalty program (see Note 8) and a corresponding loyalty program expense is recorded as contra revenue. Revenue from this performance obligation is recognized upon customers redeeming points or upon expiration of any points outstanding.

Index
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

NOTE 3 – ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE, NET OF ALLOWANCE
Accounts Receivable

Accounts receivable represents outstanding balances from sending agents for pending wire transfers or money orders from our customers. The outstanding balance of accounts receivable, net of allowance for credit losses, consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Accounts receivable	$99,562	$56,520
Allowance for credit losses	(2,156)	(1,503)
Accounts receivable, net	$97,406	$55,017

Notes Receivable

The Company had notes receivable, net of allowance for credit losses, from sending agents as follows (in thousands):

	September 30, 2021	December 31, 2020
Notes receivable, current	$685	$710
Allowance for credit losses	(17)	(244)
Net current	$668	$466

Notes receivable, long-term	$982	$816
Allowance for credit losses	(33)	(295)
Net long-term	$949	$521

The net current portion of notes receivable is included in prepaid expenses and other current assets (see Note 4), and the net long-term portion is included in other assets in the condensed consolidated balance sheets. The notes have interest rates ranging from 0% to 16% per annum. At September 30, 2021 and December 31, 2020, there were $1.7 million and $1.5 million, respectively, of notes collateralized by personal guarantees from the sending agents and assets from their businesses in case of a default by the agent.

The maturities of notes receivable at September 30, 2021 are as follows (in thousands):

Unpaid Principal Balance
Under 1 year	$685
Between 1 and 2 years	982
Total	$1,667

Allowance for Credit Losses

Index
The changes in the allowance for credit losses related to accounts receivable and notes receivable are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$2,028	$1,350	$2,042	$1,236
Provision	342	320	1,009	1,421
Charge-offs	(361)	(120)	(1,249)	(1,338)
Recoveries	197	154	404	385
Ending Balance	$2,206	$1,704	$2,206	$1,704

The allowance for credit losses allocated by financial instrument category is as follows (in thousands):

	September 30, 2021	December 31, 2020
Accounts receivable	$2,156	$1,503
Notes receivable	50	539
Allowance for credit losses	$2,206	$2,042

Change in Accounting Estimate to Calculate the Allowance for Credit Losses

Accounts receivable and notes receivable are recorded at their net realizable value, which is net of an allowance for credit losses. The current accounting policy for the allowance for credit losses considers a number of factors, predominantly collection experience and historical net loss rates, but also other qualitative considerations.

In the third quarter of 2021, the Company modified its estimate of the allowance for credit losses and made refinements to the related calculation methodology of net historical loss rates for the different pools of accounts and notes receivable grouped based on similar characteristics.

The aforementioned change was treated as a change in accounting estimate for accounting purposes and applied prospectively beginning August 2021. The impact of the change in estimate and any effect in comparability to prior periods are not material. Further, the change is not expected to materially impact any financial statement line items or the Company’s results from operations in a future period.

Index
NOTE 4 – PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid insurance	$1,040	$465
Prepaid fees and services	1,201	1,452
Notes receivable, net of allowance	668	466
Assets pending settlement	400	218
Prepaid income taxes	1,756	103
Prepaid expenses and current assets - other	1,304	817
	$6,369	$3,521

Other assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Revolving line origination fees	$2,108	$423
Agent incentives advances	980	1,110
Notes receivable, net of allowance	949	521
Funds held by seized banking entities	3,239	130
Other assets	697	852
	$7,973	$3,036

During September 2021, local banking regulators in Mexico resolved to close and liquidate a local financial institution, citing a lack of compliance with minimum capital requirements. The Company had approximately $5.2 million on deposit with this bank when it was closed. In accordance with the banking regulations in Mexico, large depositors such as the Company will be paid once the assets of the financial institution are liquidated. Currently, it is difficult to predict the length of the liquidation process or if the proceeds from the asset liquidation will be sufficient to recover a portion or all of its funds on deposit. As of September 30, 2021, the Company recognized a pre-tax provision of $2.0 million in connection with the closure of the financial institution, which is included in other selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS
Intangible assets on the condensed consolidated balance sheets of the Company consist of goodwill, agent relationships, trade name, developed technology and other intangible assets. Agent relationships, trade name and developed technology are all amortized over 15 years using an accelerated method that correlates with the projected realization of the benefit. The agent relationships intangible represents the network of independent sending agents; trade name refers to the Intermex name, branded on all agent locations and well recognized in the market; and developed technology includes the state-of-the-art system that the Company has continued to develop and improve over the past 20 years. Other intangible assets primarily relate to the acquisition of Company-operated stores, which are amortized on a straight line basis over 10 years. The determination of our intangible fair values includes several assumptions that are subject to various risks and uncertainties. Management believes it has made reasonable estimates and judgments concerning these risks and uncertainties, and no impairment charges were determined necessary to be recognized during the three and nine months ended September 30, 2021.

The following table presents the changes in goodwill and intangible assets (in thousands):

	Goodwill	Intangibles
Balance at December 31, 2020	$36,260	$20,430
Amortization expense	—	(3,870)
Balance at September 30, 2021	$36,260	$16,560

Amortization expense related to intangible assets for the next five years and thereafter is as follows (in thousands):

Index

2021	$1,291
2022	3,997
2023	2,989
2024	2,270
2025	1,717
Thereafter	4,296
$16,560

NOTE 6 – PROPERTY AND EQUIPMENT
Property and equipment amounted to $14.1 million and $13.0 million as of September 30, 2021 and December 31, 2020, respectively, net of $13.6 million and $10.9 million of accumulated depreciation, respectively. During the three months ended September 30, 2021, the Company wrote-off $1.0 million in software development expenditures, which is included in other selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.

NOTE 7 – WIRE TRANSFERS AND MONEY ORDERS PAYABLE, NET
Wire transfers and money orders payable, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Wire transfers payable, net	$26,962	$11,806
Customer voided wires payable	15,606	13,374
Money orders payable	16,952	16,566
	$59,520	$41,746

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

NOTE 8 – ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Commissions payable to sending agents	$15,048	$12,500
Accrued salaries and benefits	3,674	2,957
Accrued bank charges	1,410	1,170
Accrued legal fees	65	75
Accrued other professional fees	1,244	826
Accrued taxes	1,199	1,276
Deferred revenue loyalty program	3,181	2,750
Other	1,287	826
	$27,108	$22,380

The following table shows the changes in the deferred revenue loyalty program liability (in thousands):

Index

Balance, December 31, 2020	$2,750
Revenue deferred during the period	1,657
Revenue recognized during the period	(1,226)
Balance, September 30, 2021	$3,181

NOTE 9 – DEBT
Debt consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Term loan facility	$86,406	$89,383
	86,406	89,383
Less: Current portion of long-term debt (1)	(3,882)	(7,044)
Less: Debt origination costs	(2,343)	(1,760)
	$80,181	$80,579
(1)Current portion of long-term debt is net of debt origination costs of approximately $0.5 million and $0.6 million at September 30, 2021 and December 31, 2020, respectively.

The Company and certain of its domestic subsidiaries as borrowers and the other guarantors from time to time party thereto (collectively, the “Loan Parties”) entered into a financing agreement with a group of banking institutions, dated November 7, 2018 and further amended on December 7, 2018 (the “Original Credit Agreement”). The Original Credit Agreement provided for a $35.0 million revolving credit facility, a $90.0 million term loan facility and an up to $30.0 million incremental facility of which $12.0 million was utilized in 2019 for the term loan facility and $10.0 million was utilized in May of 2021 for the revolving credit facility (see below). The Original Credit Agreement also provided for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The maturity date of the Original Credit Agreement was November 7, 2023.

Effective as of May 12, 2021, the Company amended the Original Credit Agreement by entering into Increase Joinder No. 2 (the “Joinder No. 2”) to the Original Credit Agreement, which was accounted for as a debt modification, under which the revolving line of credit commitment under the Original Credit Agreement was increased by $10.0 million to an aggregate of $45.0 million. The Joinder No. 2 did not have any impact to any of the terms of the term loan facility under the Original Credit Agreement. The Company incurred debt origination costs of $76.8 thousand in the second quarter of 2021 which were capitalized and will be amortized over the remaining life of the revolving line of credit facility, as described below, using the straight-line method, as it is not significantly different than the effective interest method.

On June 24, 2021, the Loan Parties entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with a group of banking institutions. The A&R Credit Agreement amended and restated in its entirety the Original Credit Agreement. The A&R Credit Agreement provides for a $150.0 million revolving credit facility, an $87.5 million term loan facility and an uncommitted incremental facility, which may be utilized for additional revolving or term loans, of up to $70.0 million. The A&R Credit Agreement also provides for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The proceeds of the term loan were used to refinance the $87.5 million principal amount of the existing term loan facility under the Original Credit Agreement, and the revolving credit facility is available for working capital, general corporate purposes and to pay fees and expenses in connection with this transaction. The maturity date of the A&R Credit Agreement is June 24, 2026.

This refinancing was accounted for as a debt modification. The balance of the unamortized debt origination costs of $1.8 million under the Original Credit Agreement, the origination costs paid to the Loan Parties of $1.0 million in connection with the term loan facility of the A&R Credit Agreement and debt origination costs paid to the Loan Parties and third-party costs of $1.8 million incurred in connection with the revolving credit facility of the A&R Credit Agreement will be associated with the new arrangement, and therefore, they will be amortized over the remaining life of the A&R Credit Agreement using the straight-line method, as it is not significantly different than the effective interest method. Debt origination costs paid to third parties related to a portion of the term loan facility in connection with the A&R Credit Agreement were expensed as incurred during the second quarter of 2021.

At the election of the Company, interest on the term loan facility and revolving credit facility under the A&R Credit Agreement is determined by reference to either LIBOR (subject to replacement) or a “base rate”, in each case plus an applicable margin ranging between 2.50% and 3.00% per annum for LIBOR loans and between 1.50% and 2.00% per annum for base rate loans depending on the level of our consolidated leverage ratio, as calculated pursuant to the terms of the A&R Credit Agreement. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum. The effective interest rates for the nine months ended September 30, 2021 for the term loan facility and revolving credit facility, which substantially related to the Original Credit Agreement, were 4.58% and 0.82%, respectively.

Index

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

In addition, the A&R Credit Agreement generally restricts the payment of dividends or cash distributions by the Company with certain exceptions, including the following: i) to repurchase the Company’s common stock from current or former employees in an aggregate amount of up to $10.0 million per calendar year, and ii) other restricted payments in an aggregate amount not to exceed $40.0 million plus the Available Amount (as defined in the A&R Credit Agreement).

The obligations under the A&R Credit Agreement are guaranteed by the Company and certain domestic subsidiaries of the Company and secured by liens on substantially all of the assets of the Loan Parties, subject to certain exclusions and limitations.

NOTE 10 – FAIR VALUE MEASUREMENTS
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

NOTE 11 – SHARE-BASED COMPENSATION
International Money Express, Inc. Omnibus Equity Compensation Plans

On June 26, 2020, at the 2020 Annual Meeting of Stockholders, the Company’s stockholders approved the International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (the “2020 Plan”), which provides for the granting of stock-based incentive awards, including stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) to employees and independent directors of the Company. There are 3.4 million shares of the Company’s common stock available for issuance under the 2020 Plan, including 0.4 million shares that were available for grant under the International Money Express, Inc. 2018 Omnibus

Index
Equity Compensation Plan (the “2018 Plan” and together with the 2020 Plan, the “Plans”). As of September 30, 2021, 3.6 million shares remained available for future awards under the 2020 Plan. The 2018 Plan was terminated effective June 26, 2020.

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

Share-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The stock options issued under the Plans have 10-year terms and generally vest in four equal annual installments beginning one year after the date of the grant. The Company recognized compensation expense for stock options of approximately $0.5 million and $0.7 million for the three months ended September 30, 2021 and 2020, respectively, and $1.8 million and $1.9 million for the nine months ended September 30, 2021 and 2020, respectively, which are included in salaries and benefits in the condensed consolidated statements of operations and comprehensive income. As of September 30, 2021, unrecognized compensation expense related to stock options of approximately $3.5 million is expected to be recognized over a weighted-average period of 1.5 years.

A summary of the stock option activity under the Plans during the nine months ended September 30, 2021 is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2020	2,714,902	$10.97	8.19	$4.03
Granted	—	$—		$—
Exercised	(621,082)	$9.93		$3.55
Forfeited	(120,125)	$12.67		$5.95
Outstanding at September 30, 2021	1,973,695	$11.19	7.34	$4.14

Exercisable at September 30, 2021	1,111,094	$10.64	7.09	$3.76

Restricted Stock Units and Share Awards

The RSUs granted under the Plans to the Company’s employees generally vest in four equal annual installments beginning one year after the date of the grant, while RSUs issued to the Company’s independent directors vest on the one-year anniversary from the grant date. The Company recognized compensation expense for RSUs of approximately $0.3 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $0.8 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively, which are included in salaries and benefits in the condensed consolidated statements of operations and comprehensive

Index
income. As of September 30, 2021, unrecognized compensation expense related to RSUs of approximately $3.0 million is expected to be recognized over a weighted-average period of 2.0 years.

A summary of the RSU activity during the nine months ended September 30, 2021 is presented below:

	Number of RSUs	Weighted-Average Grant Price
Nonvested at December 31, 2020	40,881	$13.38
Granted	281,602	$14.98
Vested	(33,381)	$13.13
Forfeited	(43,554)	$14.81
Nonvested at September 30, 2021	245,548	$14.99

Under the 2020 Plan and effective October 1, 2020, the Lead Independent Director and Chairs of the Committees of the Board of Directors are granted, in aggregate, $64.0 thousand in awards of fully vested shares of the Company’s common stock, payable on a quarterly basis at the end of each quarter in payment of fees earned in such capacities. During the three and nine months ended September 30, 2021, 1,078 and 3,174 fully vested shares were granted to the Lead Independent Director and Chairs of the Committees of the Board of Directors resulting in compensation expense of $16.0 thousand and $48.0 thousand, respectively, recorded in the condensed consolidated statements of operations and comprehensive income.

Restricted Stock Awards

The RSAs issued under the Plans to the Company’s employees generally vest in four equal annual installments beginning one year after the date of grant. The Company recognized compensation expense for RSAs granted of $78.8 thousand and $179.8 thousand for the three and nine months ended September 30, 2021, respectively, which are included in salaries and benefits in the condensed consolidated statements of operations and comprehensive income. No compensation expense was recognized for the three and nine months ended September 30, 2020. As of September 30, 2021, there was $1.1 million of unrecognized compensation expense related to RSAs, which is expected to be recognized over a weighted-average period of 2.2 years.

A summary of the RSA activity during the nine months ended September 30, 2021 is presented below:

	Number of RSAs	Weighted-Average Grant Price
Nonvested at December 31, 2020	—	$—
Granted	88,215	$14.17
Vested	—	$—
Forfeited	—	$—
Nonvested at September 30, 2021	88,215	$14.17

Performance Stock Units

PSUs granted to the Company’s employees generally vest subject to attainment of performance criteria during the service period established by the Compensation Committee. Each PSU represents the right to receive one share of common stock, and the actual number of shares issuable upon vesting is determined based upon performance compared to financial performance targets. The PSUs vest based on the achievement of certain revenue parameters for a period of two years combined with a service period of three years. Compensation cost is recognized over the requisite service period when it is probable that the performance condition will be satisfied. The Company recognized compensation expense for PSUs of $0.2 million and $0.5 million for the three and nine months ended September 30, 2021, which are included in salaries and benefits in the condensed consolidated statements of operations and comprehensive income. There was no compensation expense recognized for the three and nine months ended September 30, 2020. As of September 30, 2021, there was $1.9

Index
million of unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted-average period of 2.3 years.

A summary of the PSU activity during the nine months ended September 30, 2021 is presented below:

	Number of PSUs	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Price
Nonvested at December 31, 2020	—	—	$—
Granted	171,500		$14.17
Vested	—		$—
Forfeited	—		$—
Nonvested at September 30, 2021	171,500	9.42	$14.17

NOTE 12 – EQUITY
In August 2021, the Company's Board of Directors approved a stock repurchase program (the “Repurchase Program”) that authorizes the Company to purchase up to $40.0 million of outstanding shares of the Company’s common stock. Under the Repurchase Program, the Company is authorized to repurchase shares from time to time in accordance with applicable laws, both on the open market and in privately negotiated transactions and may include the use of derivative contracts or structured share repurchase agreements. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of the Company’s common stock and the nature of other investment opportunities. The Repurchase Program may be limited, suspended or discontinued at any time without prior notice. The program does not have an expiration date. Under the terms of the A&R Credit Agreement, the Company has restrictions that limit the maximum amount of repurchases to (i) $40.0 million in the aggregate (plus the Available Amount as defined in the A&R Credit Agreement) and (ii) $10.0 million annually for shares held by any current or former officer, director, employee or consultant (or any spouses, ex-spouses or estates of the foregoing) of the Company or its subsidiaries.

The Company accounts for purchases of treasury stock under the cost method. Any direct costs incurred to acquire treasury stock are considered stock issue costs and added to the cost of the treasury stock. During the three and nine months ended September 30, 2021, the Company purchased 70,440 shares for an aggregate purchase price totaling $1.2 million. As of September 30, 2021, the remaining amount available for future share repurchases under the Repurchase Program was $38.8 million.

NOTE 13 – EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income for the year by the weighted average number of common shares outstanding for the period. In computing dilutive earnings per share, basic earnings per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards, including common stock options, RSUs, RSAs and PSUs.

Below are basic and diluted earnings per share for the periods indicated (in thousands, except for share data):

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income for basic and diluted earnings per common share	$11,507	$9,498	$33,711	$24,164

Shares:
Weighted-average common shares outstanding – basic	38,647,931	38,050,610	38,441,767	38,040,339
Effect of dilutive securities:
RSUs	66,964	12,721	44,843	9,570
Stock options	539,111	589,376	548,371	196,520
RSAs	25,199	—	11,336	—
PSUs	56,846	—	25,305	—
Weighted-average common shares outstanding – diluted	39,336,051	38,652,707	39,071,622	38,246,429

Earnings per common share – basic	$0.30	$0.25	$0.88	$0.64
Earnings per common share – diluted	$0.29	$0.25	$0.86	$0.63

As of September 30, 2021, there were 0.4 million options excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.

As of September 30, 2020, there were 0.7 million options excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.

As discussed in Note 12, during the third quarter of 2021 the Company’s Board of Directors authorized the Repurchase Program, under which the Company repurchased 70,440 shares of treasury stock for $1.2 million in the three and nine months ended September 30, 2021. The effect of these repurchases on the Company’s weighted average shares outstanding for the three and nine months ended September 30, 2021 was a reduction of 14,578 shares and 4,913 shares, respectively, due to the timing of the repurchases.

NOTE 14 – INCOME TAXES
A reconciliation between the income tax provision at the U.S. statutory tax rate and the Company’s income tax provision on the condensed consolidated statements of operations and comprehensive income is below (in thousands, except for tax rates):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income before income taxes	$15,136	$13,042	$45,316	$33,053
U.S statutory tax rate	21%	21%	21%	21%
Income tax expense at statutory rate	3,179	2,739	9,516	6,941

State tax expense, net of federal	736	745	2,409	1,803
Foreign tax rates different from U.S. statutory rate	8	19	48	78
Non-deductible expenses	74	92	210	114
Credits	—	(7)	—	(10)
Other	(368)	(44)	(578)	(37)
Total tax provision	$3,629	$3,544	$11,605	$8,889

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

Index
As presented in the income tax reconciliation above, the tax provision recognized on the condensed consolidated statements of operations and comprehensive income was affected by state taxes, non-deductible expenses, share-based compensation expense and foreign tax rates applicable to the Company’s foreign subsidiaries that are higher or lower than the U.S. statutory rate.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effects of COVID-19. The CARES Act provides various tax law changes in response to the COVID-19 pandemic, including increasing the ability to deduct interest expense, providing for deferral on tax deposits, and amending certain provisions of the previously enacted Tax Cuts and Jobs Act. After considering the provisions of the CARES Act, the Company determined that the CARES Act did not have a material effect on its annual effective tax rate and the income tax provision for the three and nine months ended on September 30, 2021 or 2020.

NOTE 15 – COMMITMENTS AND CONTINGENCIES
Leases

The Company is a party to leases for office space, warehouses and Company-operated store locations. Rent expense under all operating leases, included in other selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income, amounted to approximately $0.6 million for both the three months ended September 30, 2021 and 2020, and $1.8 million and $1.6 million for the nine months ended September 30, 2021 and 2020, respectively.

At September 30, 2021, future minimum rental payments required under operating leases for the remainder of 2021 and thereafter are as follows (in thousands):

2021	$441
2022	1,519
2023	1,123
2024	937
2025	783
Thereafter	29
$4,832

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

Regulatory Requirements

Pursuant to applicable licensing laws, certain domestic subsidiaries of the Company are required to maintain minimum tangible net worth and liquid assets (eligible securities) to cover the amount outstanding of wire transfers and money orders payable. As of September 30, 2021, the Company’s subsidiaries were in compliance with these two requirements.

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

COVID-19 Update
During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The pandemic has had and continues to have a significant effect on economic conditions in the United States of America (“United States” or “U.S.”), as the efforts of federal, state, local and foreign governments to react to the public health crisis with mitigation measures have created and continue to cause significant uncertainties in the U.S. and global economy, particularly as new Delta and other variants of COVID-19 appear to be causing an increase in COVID-19 cases in certain places around the world. The extent to which the COVID-19 pandemic affects our business, operations and financial results depends, and will continue to depend, on numerous evolving factors that we may not be able to accurately predict such as the reduction or reimposition by government and health authorities of restrictions and progress in and effectiveness of vaccination efforts in the United States or in the countries in which we operate and conduct business.

In response to the pandemic, our top priority continues being to take appropriate actions to protect the health and safety of our employees. We have adjusted standard operating procedures within our business operations to ensure continued worker safety, and are continually monitoring evolving health guidelines and responding to changes as appropriate. These procedures include reconfiguring facilities to reduce employee density, expanded and more frequent cleaning within facilities, implementation of appropriate and mandated distancing programs, employee temperature monitoring, frequent testing and requiring use of certain personal protective equipment at our call centers in Mexico and Guatemala. As of September 30, 2021, all of our facilities are open and operating with adjustments to ensure compliance with social distancing and facial covering recommendations and requirements established by state and local regulations.

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

Although certain measures that restrict the normal course of operations of businesses and consumers were still in place for the three and nine months ended September 30, 2021, such measures did not have a material adverse effect on the Company’s financial condition, results of operations and cash flows for the three and nine months ended September 30, 2021. Notwithstanding the foregoing, the Company’s business is dependent upon the willingness and ability of its employees, network of agents and consumers to conduct money transfer services and the ultimate effects of the economic disruption caused by the pandemic and responses thereto. Although the Company’s operations continued effectively despite social distancing and other measures taken in response to the pandemic, the ultimate impact of the COVID-19 pandemic on our financial condition, results of operations and cash flows is subject to future developments, including the duration of the pandemic and the related extent of its severity, as well as its impact on the economic conditions, particularly the level of unemployment of our customers, inflation, interest rate levels and foreign exchange volatility, all of which remain uncertain and cannot be predicted at this time. If the global response to contain and remedy the COVID-19 pandemic escalates further or is unsuccessful, or if governmental decisions to ease pandemic related restrictions are ineffective, premature or counterproductive, the Company could experience a material adverse effect on its financial condition, results of operations and cash flows.

Further quantification and discussion of these pandemic related effects, to the extent relevant and material, are included in the discussion of results of operations below.

Index
Overview
We are a rapidly growing and leading money remittance services company focused primarily on the United States to Latin America and the Caribbean (“LAC”) corridor, which includes Mexico, Central and South America and the Caribbean. In recent years, we expanded our services to allow remittances to Africa and Asia from the United States and also began offering sending services from Canada to Latin America and Africa. We utilize our proprietary technology to deliver convenient, reliable and value-added services to our customers through a broad network of sending and paying agents. Our remittance services, which include a comprehensive suite of ancillary financial processing solutions and payment services, are available in all 50 states in the U.S., Washington D.C., Puerto Rico and 13 provinces in Canada, where customers can send money to beneficiaries in 17 LAC countries, seven countries in Africa and two countries in Asia. Our services are accessible in person through over 100,000 independent sending and paying agents and 34 Company-operated stores, as well as online and via Internet-enabled mobile devices. Additionally, we have expanded our product and service portfolio to include online payment options, pre-paid debit cards and direct deposit payroll cards, which may present different cost, demand, regulatory and risk profiles relative to our core remittance business.

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

Our money remittance services enable our customers to send funds through our broad network of locations in the United States and Canada that are primarily operated by third-party businesses, as well as through our Company-operated stores. Transactions are processed and payment is collected by our agent (“sending agent(s)”) and those funds become available for pickup by the beneficiary at the designated destination, usually within minutes, at any Intermex payer location (“paying agent(s)”). We refer to our sending agents and our paying agents collectively as agents. In addition, our services are offered digitally through Intermexonline.com and via Internet-enabled mobile devices. Since January 2020 through September 30, 2021, we have grown our agent network by approximately 20.9%. For the three and nine months ended September 30, 2021, principal amount sent increased by approximately 36.5% and 40.0%, respectively, as compared to the same periods in 2020 and total remittances processed were approximately 10.5 million and 29.0 million, representing approximately a 23.4% and 25.4% increase, respectively, as compared to the same periods in 2020.

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

•the COVID-19 pandemic, responses thereto and the economic and market effects thereof, including unemployment levels, inflation, recovery from related adverse economic effects, and increased capital market volatility;

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

•our ability to protect our brand and intellectual property rights; and

•our ability to retain key personnel.

Throughout 2021, Latin American political and economic conditions have remained unstable, as evidenced by high unemployment rates in key markets, currency reserves, currency controls, restricted lending activity, weak currencies and low consumer confidence, some of which reflects the impact of the COVID-19 pandemic, among other factors. Specifically, continued political and economic unrest in parts of Mexico and some countries in South America contributed to volatility. Our business has generally been resilient during times of economic instability as money remittances are essential to many recipients, with the funds used by the receiving parties for their daily needs; however, long-term sustained appreciation of the Mexican peso or Guatemalan quetzal as compared to the U.S. dollar could negatively affect our revenues and profitability.

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

Salaries and Benefits

Index
Salaries and benefits include cash and share-based compensation associated with our corporate employees and sales team as well as employees at our Company-operated stores. Corporate employees include management, customer service, compliance, information technology, operations, finance and human resources. Our sales team, located throughout the United States and Canada, is focused on supporting and growing our sending agent network. Share-based compensation is recognized as an expense on a straight-line basis over the requisite service period; unrecognized compensation expense related to options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) of approximately $9.6 million is expected to be recognized over a weighted-average period of 1.9 years.

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

Non-Operating Expenses
Interest Expense

Interest expense consists primarily of interest associated with our debt, which consists of a term loan facility and a revolving credit facility. The effective interest rates for the nine months ended September 30, 2021 for the term loan facility and revolving credit facility, which substantially related to the Original Credit Agreement, were 4.58% and 0.82%, respectively. Interest on the term loan and revolving credit facilities is determined by reference to either LIBOR (subject to replacement) or a “base rate”, in each case plus an applicable margin, under the amended and restated credit agreement, of between 2.50% and 3.00% per annum for LIBOR loans and between 1.50% and 2.00% per annum for base rate loans depending on the level of our consolidated leverage ratio. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum.

Income tax provision

Our income tax provision includes the expected benefit of all deferred tax assets, including our net operating loss carryforwards. With few exceptions, our net operating loss carryforwards will expire from 2029 through 2037. After consideration of all evidence, both positive and negative, management has determined that no valuation allowance is required at September 30, 2021 on the Company’s U.S. federal or state deferred tax assets; however, a valuation allowance has been recorded as of September 30, 2021 on deferred tax assets associated with Canadian net operating loss carryforwards. Our income tax provision reflects the effects of state taxes, non-deductible expenses, share-based compensation expense, and foreign tax rates applicable to the Company’s foreign subsidiaries that are higher or lower than the U.S. statutory rate.

Net Income
Net income is determined by subtracting operating and non-operating expenses from revenues.

Earnings per Share
Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding for each period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares and common share equivalents outstanding for each period. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock units, restricted stock awards and performance stock units have vested, using the treasury stock method. Treasury stock shares that have been repurchased are not considered outstanding and therefore are excluded from the weighted average number of common shares outstanding calculation.

Segments
Our business is organized around one reportable segment that provides money transmittal services between the United States and Canada to Mexico, Guatemala and other countries in Latin America, Africa and Asia through a network of authorized agents located in

Index
various unaffiliated retail establishments and 34 Company-operated stores throughout the United States and Canada. This is based on the objectives of the business and how our chief operating decision maker, the CEO and President, monitors operating performance and allocates resources.

Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share data)	2021	2020	2021	2020
Revenues:
Wire transfer and money order fees, net	$104,191	$82,646	$284,409	$222,534
Foreign exchange gain, net	15,643	12,296	45,347	33,510
Other income	873	652	2,275	1,863
Total revenues	120,707	95,594	332,031	257,907
Operating expenses:
Service charges from agents and banks	81,416	63,904	222,654	172,403
Salaries and benefits	10,859	8,084	30,909	22,512
Other selling, general and administrative expenses	9,966	6,336	22,549	16,827
Depreciation and amortization	2,362	2,698	7,041	8,079
Total operating expenses	104,603	81,022	283,153	219,821

Operating income	16,104	14,572	48,878	38,086

Interest expense	968	1,530	3,562	5,033

Income before income taxes	15,136	13,042	45,316	33,053

Income tax provision	3,629	3,544	11,605	8,889

Net income	$11,507	$9,498	$33,711	$24,164

Earnings per common share:
Basic	$0.30	$0.25	$0.88	$0.64
Diluted	$0.29	$0.25	$0.86	$0.63

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Revenues
Revenues for the above periods are presented below:

($ in thousands)	Three Months Ended September 30, 2021	% of Revenues	Three Months Ended September 30, 2020	% of Revenues
Revenues:
Wire transfer and money order fees, net	$104,191	86%	$82,646	86%
Foreign exchange gain, net	15,643	13%	12,296	13%
Other income	873	1%	652	1%
Total revenues	$120,707	100%	$95,594	100%

Index
Wire transfer and money order fees, net of $104.2 million for the three months ended September 30, 2021 increased by $21.6 million from $82.6 million for the three months ended September 30, 2020. The increase of $21.6 million was primarily due to a 23.4% increase in transaction volume compared to the third quarter of 2020, largely due to the continued growth in our agent network, which increased by 17.7% from September 2020 to September 2021.

Revenues from foreign exchange gain, net of $15.6 million for the three months ended September 30, 2021 increased by $3.3 million from $12.3 million for the three months ended September 30, 2020. This increase was primarily due to higher transaction volume achieved by growth in our agent network and a higher average amount sent by our customers, primarily as a result of increased foreign exchange volatility in the Mexican peso during the third quarter of 2021.

Operating Expenses
Operating expenses for the above periods are presented below:

($ in thousands)	Three Months Ended September 30, 2021	% of Revenues	Three Months Ended September 30, 2020	% of Revenues
Operating expenses:
Service charges from agents and banks	$81,416	67%	$63,904	67%
Salaries and benefits	10,859	9%	8,084	8%
Other selling, general and administrative expenses	9,966	8%	6,336	7%
Depreciation and amortization	2,362	2%	2,698	3%
Total operating expenses	$104,603	87%	$81,022	85%

Service charges from agents and banks — Service charges from agents and banks were $81.4 million for the three months ended September 30, 2021 compared to $63.9 million for the three months ended September 30, 2020. The increase of $17.5 million was primarily due to the increase in transaction volume described above.

Salaries and benefits — Salaries and benefits of $10.9 million for the three months ended September 30, 2021 increased by $2.8 million from $8.1 million for the three months ended September 30, 2020. The increase of $2.8 million is primarily due to $2.0 million spent in talent acquisition and retention and increased wages and bonuses to recognize performance and to support the continued growth of our business, $0.2 million increase in commission expense for our sales representatives and $0.3 million increase in share-based compensation as a result of new awards granted throughout 2021.

Other selling, general and administrative expenses — Other selling, general and administrative expenses of $10.0 million for the three months ended September 30, 2021 increased by $3.7 million from $6.3 million for the three months ended September 30, 2020.

The increase was primarily the result of:

•$1.7 million - relating to the losses in two separate closures of financial institutions in Mexico. These amounted to $2.0 million and $0.3 million in September 2021 and 2020, respectively;
•$0.4 million - increase in advertising and promotion expenses, as last year we curtailed these activities because of the COVID-19 pandemic;
•$1.0 million in a write-off of software development expenditures in the third quarter of 2021;
•$0.7 million - higher travel and other operating expenses to support our business growth, some of which expenses were reduced last year due to the COVID-19 pandemic; and
•$0.3 million - higher IT related expenses incurred to sustain our business expansion and to improve our technology environment.

These increases were partially offset by:

•$0.5 million - reduction in professional services expenses, as the three months ended September 30, 2020 included expenses incurred for a secondary public offering, which did not reoccur in the three months ended September 30, 2021;

Depreciation and amortization — Depreciation and amortization of $2.4 million for the three months ended September 30, 2021 decreased by $0.3 million from $2.7 million for the three months ended September 30, 2020. This decrease is mainly due to approximately $0.4 million less amortization related to our trade name, developed technology and agent relationships during the third quarter of 2021, as these intangibles are being amortized on an accelerated basis, which declines over time. This decrease was partially offset by an increase in depreciation of $0.1 million associated primarily with additional computer equipment acquired to support our growing business and sending agent network.

Index

Non-Operating Expenses
Interest expense — Interest expense of $1.0 million for the three months ended September 30, 2021 decreased by $0.5 million from $1.5 million for the three months ended September 30, 2020. The decrease was primarily due to lower market interest rates paid under the credit agreements (as described below) and lower drawings under our revolving credit facility.

Income tax provision — Income tax provision was $3.6 million for the three months ended September 30, 2021, which represents an increase of $0.1 million from an income tax provision of $3.5 million for the three months ended September 30, 2020. The increase in the income tax provision was mainly attributable to higher taxable income resulting from higher revenues from our growth.

Net Income
We reported net income of $11.5 million for the three months ended September 30, 2021 compared to net income of $9.5 million for the three months ended September 30, 2020, which resulted in an increase of $2.0 million due to the same factors discussed above.

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

Adjusted Net Income for the three months ended September 30, 2021 was $15.7 million, representing an increase of $3.5 million, or 28.3%, from Adjusted Net Income of $12.2 million for the three months ended September 30, 2020. The increase in Adjusted Net Income was primarily due to the increase in revenues of $25.1 million, offset primarily by an increase in service charges from agents and banks of $17.5 million due to higher transaction volume.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted Net Income:

	Three Months Ended September 30,
(in thousands, except for per share data)	2021	2020
Net Income	$11,507	$9,498
Adjusted for:
Share-based compensation (a)	1,112	801
Offering costs (b)	—	479
TCPA settlement (c)	—	12
Loss on bank closures (d)	2,000	252
Other charges and expenses (e)	1,300	282
Amortization of intangibles (f)	1,264	1,710
Income tax benefit related to adjustments (g)	(1,514)	(822)
Adjusted Net Income	$15,669	$12,212

Adjusted Earnings per Share
Basic	$0.41	$0.32
Diluted	$0.40	$0.32

Weighted-average common shares outstanding
Basic	38,647,931	38,050,610
Diluted	39,336,051	38,652,707

(a)Equity awards were granted to employees and independent directors of the Company.
(b)Represents expenses incurred for professional and legal fees in connection with secondary offerings of the Company’s common stock.
(c)Represents legal fees for the settlement of a class action lawsuit related to the TCPA.
(d)Represents two separate losses during the three months ended September 30, 2021 and 2020, respectively related to the closure of financial institutions in Mexico.
(e)Represents primarily loss on disposal of fixed assets, including a write-off of software development expenditures in amount of $1.0 million during the three months ended September 30, 2021 and foreign currency (gains) losses.
(f)Represents the amortization of certain intangible assets that resulted from the application of push-down accounting.
(g)Represents the current and deferred tax impact of the taxable adjustments to net income using the Company’s blended federal and state tax rate for each period. Relevant tax-deductible adjustments include all adjustments to net income.

Index

Adjusted Earnings per Share - Basic for the three months ended September 30, 2021 was $0.41, representing an increase of $0.09, or 28.1%, compared to $0.32 for the three months ended September 30, 2020.

Adjusted Earnings per Share - Diluted for the three months ended September 30, 2021 was $0.40, representing an increase of $0.08, or 25.0%, compared to $0.32 for the three months ended September 30, 2020.

The following table presents the reconciliation of GAAP Earnings per Share, our closest GAAP measure, to Adjusted Earnings per Share:

	Three Months Ended September 30,
	2021		2020
	Basic	Diluted	Basic and Diluted
GAAP Earnings per Share	$0.30	$0.29	$0.25
Adjusted for:
Share-based compensation	0.03	0.03	0.02
Offering costs	—	—	0.01
TCPA settlement	—	—	NM
Loss on bank closures	0.05	0.05	0.01
Other charges and expenses	0.03	0.03	0.01
Amortization of intangibles	0.03	0.03	0.04
Income tax benefit related to adjustments	(0.04)	(0.04)	(0.02)
Adjusted Earnings per Share	$0.41	$0.40	$0.32

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

Adjusted EBITDA for the three months ended September 30, 2021 was $22.9 million, representing an increase of $3.8 million, or 19.8%, from $19.1 million for the three months ended September 30, 2020. The increase in Adjusted EBITDA was primarily due to the increase in revenues of $25.1 million, offset primarily by an increase in service charges from agents and banks of $17.5 million due to an increase in transaction volume.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted EBITDA:

	Three Months Ended September 30,
(in thousands)	2021	2020
Net Income	$11,507	$9,498
Adjusted for:
Interest expense	968	1,530
Income tax provision	3,629	3,544
Depreciation and amortization	2,362	2,698
EBITDA	18,466	17,270
Share-based compensation (a)	1,112	801
Offering costs (b)	—	479
TCPA settlement (c)	—	12
Loss on bank closures (d)	2,000	252
Other charges and expenses (e)	1,300	282
Adjusted EBITDA	$22,878	$19,096

Index
(a)Equity awards were granted to employees and independent directors of the Company.
(b)Represents expenses incurred for professional and legal fees in connection with secondary offerings of the Company’s common stock.
(c)Represents legal fees for the settlement of a class action lawsuit related to the TCPA.
(d)Represents two separate losses during the three months ended September 30, 2021 and 2020, respectively related to the closure of financial institutions in Mexico.
(e)Represents primarily loss on disposal of fixed assets, including a write-off of software development expenditures in an amount of $1.0 million during the three months ended September 30, 2021 and foreign currency (gains) losses.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Revenues
Revenues for the above periods are presented below:

($ in thousands)	Nine Months Ended September 30, 2021	% of Revenues	Nine Months Ended September 30, 2020	% of Revenues
Revenues:
Wire transfer and money order fees, net	$284,409	86%	$222,534	86%
Foreign exchange gain, net	45,347	13%	33,510	13%
Other income	2,275	1%	1,863	1%
Total revenues	$332,031	100%	$257,907	100%

Wire transfer and money order fees, net of $284.4 million for the nine months ended September 30, 2021 increased by $61.9 million from $222.5 million for the nine months ended September 30, 2020. The increase of $61.9 million was primarily due to a 25.4% increase in transaction volume compared to the nine months ended September 30, 2020, largely due to the continued growth in our agent network, which increased by 17.7% from September 2020 to September 2021.

Revenues from foreign exchange gain, net of $45.3 million for the nine months ended September 30, 2021 increased by $11.8 million from $33.5 million for the nine months ended September 30, 2020. This increase was primarily due to higher transaction volume achieved by growth in our agent network and a higher average amount sent by our customers primarily as a result of increased foreign exchange volatility in the Mexican peso during the first nine months of 2021.

Operating Expenses
Operating expenses for the above periods are presented below:

($ in thousands)	Nine Months Ended September 30, 2021	% of Revenues	Nine Months Ended September 30, 2020	% of Revenues
Operating expenses:
Service charges from agents and banks	$222,654	67%	$172,403	67%
Salaries and benefits	30,909	9%	22,512	9%
Other selling, general and administrative expenses	22,549	7%	16,827	7%
Depreciation and amortization	7,041	2%	8,079	3%
Total operating expenses	$283,153	85%	$219,821	85%

Service charges from agents and banks — Service charges from agents and banks were $222.7 million for the nine months ended September 30, 2021 compared to $172.4 million for the nine months ended September 30, 2020. The increase of $50.3 million was primarily due to the increase in transaction volume described above.

Salaries and benefits — Salaries and benefits of $30.9 million for the nine months ended September 30, 2021 increased by $8.4 million from $22.5 million for the nine months ended September 30, 2020. The increase of $8.4 million is primarily due to $5.4 million spent in talent acquisition and retention and increased wages and bonuses to recognize performance, and to support the continued growth

Index
of our business, a $1.0 million increase in commission expense for our sales representatives and $1.2 million increase in share-based compensation as a result of new awards granted in the first nine months of 2021.

Other selling, general and administrative expenses — Other selling, general and administrative expenses of $22.5 million for the nine months ended September 30, 2021 increased by $5.7 million from $16.8 million for the nine months ended September 30, 2020.

The increase was primarily the result of:

•$1.7 million - relating to the losses in two separate closures of financial institutions in Mexico. These amounted to $2.0 million and $0.3 million in September 2021 and 2020, respectively;
•$1.5 million - increase in advertising and promotion expenses as last year we curtailed these activities because of the COVID-19 pandemic;
•$1.0 million in a write-off of software development expenditures in the third quarter of 2021;
•$1.3 million - higher other operating expenses to support our business growth, some of which expenses were reduced last year due to the COVID-19 pandemic; and
•$1.0 million - higher IT related expenses incurred to sustain our business expansion and improve our technology environment.

These increases were partially offset by:

•$0.5 million - reduction in professional services expenses as the nine months ended September 30, 2020 include expenses incurred for a secondary offering, which did not reoccur in the nine months ended September 30, 2021;
•$0.4 million - reduction in provision for credit losses, as the nine months ended September 30, 2020 include certain losses resulting from the deterioration of the creditworthiness of a small number of sending agents rather than the result of sending agents that were adversely affected by the COVID-19 pandemic.

Depreciation and amortization — Depreciation and amortization of $7.0 million for the nine months ended September 30, 2021 decreased by $1.1 million from $8.1 million for the nine months ended September 30, 2020. This decrease is mainly due to $1.4 million less amortization related to our trade name, developed technology and agent relationships during the first half of 2021, as these intangibles are being amortized on an accelerated basis, which declines over time. This decrease was partially offset by an increase in depreciation of $0.3 million associated primarily with additional computer equipment acquired to support our growing business and sending agent network.

Non-Operating Expenses
Interest expense — Interest expense of $3.6 million for the nine months ended September 30, 2021 decreased by $1.4 million from $5.0 million for the nine months ended September 30, 2020. The decrease was primarily due to lower market interest rates paid under the credit agreements (as described below) and lower drawings under our revolving credit facility.

Income tax provision — Income tax provision was $11.6 million for the nine months ended September 30, 2021, which represents an increase of $2.7 million from an income tax provision of $8.9 million for the nine months ended September 30, 2020. The increase in the income tax provision was mainly attributable to higher taxable income resulting from higher revenues from our growth.

Net Income
We reported net income of $33.7 million for the nine months ended September 30, 2021 compared to net income of $24.2 million for the nine months ended September 30, 2020, which resulted in an increase of $9.5 million due to the same factors discussed above.

Non-GAAP Financial Measures
Adjusted Net Income and Adjusted Earnings per Share

Adjusted Net Income (previously defined and used as described above) for the nine months ended September 30, 2021 was $41.6 million, representing an increase of $11.0 million, or 35.7%, from Adjusted Net Income of $30.6 million for the nine months ended September 30, 2020. The increase in Adjusted Net Income was primarily due to the increase in revenues of $74.1 million, offset primarily by an increase in service charges from agents and banks of $50.3 million due to higher transaction volume.

Index
The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted Net Income:

	Nine Months Ended September 30,
(in thousands, except for per share data)	2021	2020
Net Income	$33,711	$24,164
Adjusted for:
Share-based compensation (a)	3,382	2,209
Offering costs (b)	—	479
TCPA settlement (c)	—	58
Loss on bank closures (d)	2,000	252
Other charges and expenses (e)	1,593	526
Amortization of intangibles (f)	3,789	5,131
Income tax benefit related to adjustments (g)	(2,896)	(2,188)
Adjusted Net Income	$41,579	$30,631

Adjusted Earnings per Share
Basic	$1.08	$0.81
Diluted	$1.06	$0.80

Weighted-average common shares outstanding
Basic	38,441,767	38,040,339
Diluted	39,071,622	38,246,429

(a)Equity awards were granted to employees and independent directors of the Company.
(b)Represents expenses incurred for professional and legal fees in connection with secondary offerings for the Company’s common stock.
(c)Represents legal fees for the settlement of a class action lawsuit related to the TCPA.
(d)Represents two separate losses during the three months ended September 30, 2021 and 2020, respectively related to the closure of financial institutions in Mexico.
(e)Represents primarily loss on disposal of fixed assets, including a write-off of software development expenditures in an amount of $1.0 million in the third quarter of 2021 and foreign currency (gains) losses.
(f)Represents the amortization of certain intangible assets that resulted from the application of push-down accounting.
(g)Represents the current and deferred tax impact of the taxable adjustments to net income using the Company’s blended federal and state tax rate for each period. Relevant tax-deductible adjustments include all adjustments to net income.

Index

Adjusted Earnings per Share - Basic (previously defined and used as described above) for the nine months ended September 30, 2021 was $1.08, representing an increase of $0.27, or 33.3%, compared to $0.81 for the nine months ended September 30, 2020.

Adjusted Earnings per Share - Diluted (previously defined and used as described above) for the nine months ended September 30, 2021 was $1.06, representing an increase of $0.26 or 32.5%, compared to $0.80 for the nine months ended September 30, 2020.

The following table presents the reconciliation of GAAP Earnings per Share, our closest GAAP measure, to Adjusted Earnings per Share:

	Nine Months Ended September 30,
	2021		2020
	Basic	Diluted	Basic	Diluted
GAAP Earnings per Share	$0.88	$0.86	$0.64	$0.63
Adjusted for:
Share-based compensation	0.09	0.09	0.06	0.06
Offering costs	—	—	0.01	0.01
TCPA settlement	—	—	NM	NM
Loss on bank closures	0.05	0.05	0.01	0.01
Other charges and expenses	0.04	0.04	0.01	0.01
Amortization of intangibles	0.10	0.10	0.13	0.13
Income tax benefit related to adjustments	(0.08)	(0.07)	(0.06)	(0.06)
Adjusted Earnings per Share	$1.08	$1.06	$0.81	$0.80

NM - Per share amounts are not meaningful.
The table above may contain slight summation differences due to rounding.

Adjusted EBITDA

Adjusted EBITDA (previously defined and used as described above) for the nine months ended September 30, 2021 was $62.9 million, representing an increase of $13.2 million, or 26.6%, from $49.7 million for the nine months ended September 30, 2020. The increase in Adjusted EBITDA was primarily due to the increase in revenues of $74.1 million, offset primarily by an increase in service charges from agents and banks of $50.3 million due to an increase in transaction volume.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted EBITDA:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net Income	$33,711	$24,164
Adjusted for:
Interest expense	3,562	5,033
Income tax provision	11,605	8,889
Depreciation and amortization	7,041	8,079
EBITDA	55,919	46,165
Share-based compensation (a)	3,382	2,209
Offering costs (b)	—	479
TCPA settlement (c)	—	58
Loss on bank closures (d)	2,000	252
Other charges and expenses (e)	1,593	526
Adjusted EBITDA	$62,894	$49,689

(a)Equity awards were granted to employees and independent directors of the Company.
(b)Represents expenses incurred for professional and legal fees in connection with secondary offerings for the Company’s common stock.

Index
(c)Represents legal fees for the settlement of a class action lawsuit related to the TCPA.
(d)Represents two separate losses during the three months ended September 30, 2021 and 2020, respectively related to the closure of financial institutions in Mexico.
(e)Represents primarily loss on disposal of fixed assets, including a write-off of software development expenditures in an amount of $1.0 million in the third quarter of 2021 and foreign currency (gains) losses.

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

Our principal sources of liquidity are our cash generated by operating activities supplemented with borrowings under our revolving credit facility. Our primary cash needs are for day-to-day operations, to pay interest and principal on our indebtedness, to fund working capital requirements and to make capital expenditures.

Notwithstanding the recent effects of the COVID-19 pandemic in the U.S. economy, we have funded and still expect to continue funding our liquidity requirements through internally generated funds, supplemented in the ordinary course, with borrowings under our revolving credit facility. While our operating cash flows may be affected by the economic conditions resulting from the pandemic and other factors, we maintain a strong cash balance position and have access to committed funding sources, which we have used only on a limited and ordinary course basis during the nine months ended September 30, 2021. Therefore, we believe that our projected cash flows generated from operations, together with borrowings under our revolving credit facility are sufficient to fund our principal debt payments, interest expense, our working capital needs and our expected capital expenditures for at least the next twelve months.

The Company and certain of its domestic subsidiaries as borrowers and the other guarantors from time to time party thereto (collectively, the “Loan Parties”) entered into a financing agreement with a group of banking institutions, dated November 7, 2018 and further amended on December 7, 2018 (the “Original Credit Agreement”). The Original Credit Agreement provided for a $35.0 million revolving credit facility, a $90.0 million term loan facility and an up to $30.0 million incremental facility of which $12.0 million was utilized for the term loan facility in 2019 and $10.0 million was utilized for the revolving credit facility in May of 2021 (see below). The Original Credit Agreement also provided for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The maturity date of the Original Credit Agreement was November 7, 2023.

Effective as of May 12, 2021, the Company amended the Original Credit Agreement by entering into Increase Joinder No. 2 (the “Joinder No. 2”) to the Original Credit Agreement, under which the revolving line of credit commitment under the Original Credit Agreement was increased by $10.0 million to an aggregate of $45.0 million. The Joinder No. 2 did not have any impact to any of the terms of the term loan facility under the Original Credit Agreement.

On June 24, 2021, the Loan Parties entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with a group of banking institutions. The A&R Credit Agreement amended and restated in its entirety the Original Credit Agreement. The A&R Credit Agreement provides for a $150.0 million revolving credit facility, an $87.5 million term loan facility and an uncommitted incremental facility, which may be utilized for additional revolving or term loans, of up to $70.0 million. The A&R Credit Agreement also provides for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The proceeds of the term loan were used to refinance the $87.5 million principal amount of the existing term loan under the Original Credit Agreement, and the revolving credit facility is available for working capital, general corporate purposes and to pay fees and expenses in connection with this transaction. The maturity date of the A&R Credit Agreement is June 24, 2026.

As of September 30, 2021, we had total indebtedness of $86.4 million, consisting of borrowings under the term loan facility, excluding debt origination costs of $2.3 million. There were $220.0 million of additional borrowings available under these facilities as of September 30, 2021.

At the election of the Company, interest on the term loan facility and revolving credit facility under the A&R Credit Agreement is determined by reference to either LIBOR (subject to replacement) or a “base rate”, in each case plus an applicable margin ranging between 2.50% and 3.00% per annum for LIBOR loans and between 1.50% and 2.00% per annum for base rate loans depending on the level of our consolidated leverage ratio, as calculated pursuant to the terms of the A&R Credit Agreement. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum. The effective interest rates for the nine months ended September 30, 2021 for the term loan facility and revolving credit facility, which substantially related to the Original Credit Agreement, were 4.58% and 0.82%, respectively.

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

Index
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

The A&R Credit Agreement contains financial covenants that require the Company to maintain a quarterly minimum fixed charge coverage ratio of 1.25:1.00 and a quarterly maximum consolidated leverage ratio of 3.25:1.00. As of September 30, 2021, we were in compliance with the covenants of the A&R Credit Agreement. The A&R Credit Agreement also contains covenants that limit the Company’s and its subsidiaries’ ability to, among other things, grant liens, incur additional indebtedness, make acquisitions or investments, dispose of certain assets, change the nature of their businesses, enter into certain transactions with affiliates or amend the terms of material indebtedness.

In addition, the A&R Credit Agreement generally restricts the payment of dividends or cash distributions by the Company with certain exceptions, including the following: i) to repurchase the Company’s common stock from current or former employees in an aggregate amount of up to $10.0 million per calendar year, and ii) other restricted payments in an aggregate amount not to exceed $40.0 million plus the Available Amount (as defined in the A&R Credit Agreement).

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

Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Statement of Cash Flows Data:
Net cash provided by operating activities	$60,705	$31,597
Net cash used in investing activities	(5,523)	(2,770)
Net cash used in financing activities	(4,733)	(5,726)
Effect of exchange rate changes on cash	(224)	(151)
Net increase in cash	50,225	22,950

Cash, beginning of period	74,907	86,117
Cash, end of period	$125,132	$109,067

Operating Activities
Net cash provided by operating activities was $60.7 million for the nine months ended September 30, 2021, an increase of $29.1 million from net cash provided by operating activities of $31.6 million for the nine months ended September 30, 2020. The increase is a result of $19.4 million changes in working capital, which varies due to timing of transmittal orders and payments, and by additional cash generated by our operating results for the nine months ended September 30, 2021, which were positively affected by the further growth of the business.

Investing Activities
Net cash used in investing activities was $5.5 million for the nine months ended September 30, 2021, representing an increase of $2.7 million from net cash used in investing activities of $2.8 million for the nine months ended September 30, 2020. This increase was
38

Index
primarily due to higher purchases of computer equipment during the nine months ended September 30, 2021 as a result of the continued expansion of our business, as well as, upgrades of equipment used by our sending agent network.

Financing Activities
Net cash used in financing activities was $4.7 million for the nine months ended September 30, 2021, which primarily consisted of a $40.1 million repayment and $2.9 million of debt origination costs in connection with the refinancing of the Original Credit Agreement, $2.9 million in scheduled quarterly payments due on the term loan facility, $1.2 million of repurchases of common stock and $0.8 million of payments for stock-based awards for shares withheld in connection with stock-based compensation arrangements and related payments to taxing authorities, offset by $40.2 million borrowings in connection with the refinancing of the Original Credit Agreement and $3.2 million in proceeds from issuance of stock as a result of the exercise of options.

Net cash used in financing activities was $5.7 million for the nine months ended September 30, 2020, which consisted of scheduled quarterly repayments due on the term loan facility.

Contractual Obligations
The following table includes aggregated information about contractual obligations that affect our liquidity and capital needs. At September 30, 2021, our contractual obligations over the next several periods were as follows:

(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Debt, principal payments	$86,406	$4,375	$12,031	$70,000	$—
Interest payments	11,636	2,740	5,101	3,795	—
Non-cancelable operating leases	4,832	1,635	2,154	1,043	—
Total	$102,874	$8,750	$19,286	$74,838	$—

Our condensed consolidated balance sheet reflects $84.1 million of debt as of September 30, 2021, as the principal payment obligations of $86.4 million are gross of unamortized debt origination costs. The above table reflects the principal and interest of the revolving credit facility and term loan facility under the A&R Credit Agreement that will be paid through the term of the debt using the rates in effect on September 30, 2021 and assuming no voluntary prepayments of principal.

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

Critical accounting policies are those policies that management believes are very important to the portrayal of our financial position and results of operations, and that require management to make estimates that are difficult, subjective or otherwise complex. Our Critical Accounting Policies and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020, for which there were no material changes, except as disclosed below for the estimate over the allowance for credit losses, included the following:

•Revenue Recognition
•Accounts Receivable and Allowance for Credit Losses
•Goodwill and Intangible Assets
•Income Taxes

39

Index
Change in Accounting Estimate to Calculate the Allowance for Credit Losses

Accounts receivable and notes receivable are recorded at their net realizable value, which is net of an allowance for credit losses. The current accounting policy for the allowance for credit losses considers a number of factors, predominantly collection experience and historical net loss rates, but also other qualitative considerations.

In the third quarter of 2021, the Company modified its estimate of the allowance for credit losses and made refinements to the related calculation methodology of net historical loss rates for the different pools of accounts and notes receivable grouped based on similar characteristics.

The aforementioned change was treated as a change in accounting estimate for accounting purposes and applied prospectively beginning August 2021. The impact of the change in estimate and any effect in comparability to prior periods are not material. Further, the change is not expected to materially impact any financial statement line items or the Company’s results from operations in a future period.

Recent Accounting Pronouncements
Refer to Note 1 of our unaudited condensed consolidated financial statements included in this filing for further information on recent accounting pronouncements.

40

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

In addition, included in wire transfer and money orders payable, net in our condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, there are $24.9 million and $7.6 million, respectively, of wires payable denominated in foreign currencies, primarily Mexican pesos and Guatemalan quetzales.

Also, included in prepaid wires, net in our condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, there are $2.9 million and $50.1 million, respectively, of prepaid wires denominated in foreign currencies, primarily Mexican pesos and Guatemalan quetzales.

We are also exposed to changes in currency rates as a result of our investments in foreign operations and revenues generated in currencies other than the U.S. dollar. Revenues and profits generated by international operations will increase or decrease because of changes in foreign currency exchange rates. This foreign currency risk is related primarily to our operations in our foreign subsidiaries. Revenues from our foreign subsidiaries represent less than 1% of our consolidated revenues for the nine months ended September 30, 2021. Therefore, a 10% increase or decrease in these currency rates against the U.S. dollar would result in a de minimis change to our overall operating results.

The spot and average exchange rates for Mexico, Guatemala and Canada currencies to U.S. dollar are as follows:

	2021		2020
	Spot(1)	Average(2)	Spot(1)	Average(2)
U.S. dollar/Mexico Peso	20.56	20.12	19.89	21.79
U.S. dollar/Guatemala Quetzal	7.72	7.73	7.79	7.69
U.S. dollar/Canadian Dollar	1.27	1.25	1.28	1.35
(1)Spot exchange rates are as of September 30, 2021 and December 31, 2020.
(2)Average exchange rates are for the nine months ended September 30, 2021 and 2020.

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

As of September 30, 2021, we had $86.4 million in outstanding borrowings under the term loan and revolving credit facility. A hypothetical 1% increase or decrease in the interest rate on our indebtedness as of September 30, 2021 would have increased or decreased cash interest expense on our term loan facility by approximately $0.9 million per annum.

Credit Risk
We maintain certain cash balances in various U.S. banks, which at times, may exceed federally insured limits. We have not incurred any losses on these accounts. In addition, we maintain various bank accounts in Mexico, Guatemala and Canada, which are not insured. During the nine months ended September 30, 2021, we have not incurred any losses on these uninsured accounts with the exception of a $2.0 million provision we recorded as a result of the closure of a financial institution in Mexico during the third quarter of 2021 (see Note 4). To manage our exposure to credit risk with respect to cash balances and other credit risk exposure resulting from our relationships with banks and financial institutions, we regularly review cash concentrations, and we attempt to diversify our cash balances among global financial institutions.

Index
We are also exposed to credit risk related to receivable balances from sending agents. We perform a credit review before each agent signing and conduct ongoing analyses of sending agents and certain other parties we transact with directly. As of September 30, 2021, we also had $1.7 million outstanding of notes receivable from sending agents. Most of the notes are collateralized by personal guarantees from the sending agents and by assets from their businesses. Due to the COVID-19 pandemic, it is possible we could be adversely affected by credit losses, such as those related to our outstanding notes receivables from sending agents. At the date of this report, however, we are not aware of any significant exposure and are continuing to monitor our credit risk.

Our provision for credit losses was approximately $1.0 million for the nine months ended September 30, 2021 (0.3% of total revenues) and $1.4 million for the nine months ended September 30, 2020 (0.6% of total revenues). The decrease in our provision for credit losses in the nine months ended September 30, 2021 is due to the 2020 provision inclusion of losses resulting from the deterioration of the creditworthiness of a small number of sending agents rather than the result of sending agents that were adversely affected by the COVID-19 pandemic. Furthermore, the Company implemented a change to the allowance for credit losses methodology as noted above. The impact from the change in accounting estimate for the allowance for credit losses was not material.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our Chief Executive Officer and President, and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure as of September 30, 2021.

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

Reference is made to Note 15 – Commitments and Contingencies in the Unaudited Condensed Consolidated Financial Statements of International Money Express, Inc. contained elsewhere in this Quarterly Report on Form 10–Q for information regarding certain legal proceedings to which we are a party, which information is incorporated by reference herein.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the quarter ended September 30, 2021:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (b)
July 1 through July 31	—	$—	—	$40,000,000
August 1 through August 31	69,914	$17.77	20,277	$39,639,736
September 1 through September 30	50,163	$16.90	50,163	$38,794,786
Total	120,077		70,440

(a)Includes 20,277 and 50,163 shares purchased in August and September 2021, respectively, under the Repurchase Program, which was publicly announced on August 18, 2021 with a maximum authorized amount of $40.0 million, and 49,637 shares withheld for income tax purposes in connection with shares issued under compensation and benefit programs in August of 2021. The Repurchase Program does not have an expiration date.
(b)As of September 30, 2021, the remaining amount available for share repurchases under the Repurchase Program is $38.8 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

Index
ITEM 6. EXHIBITS

Exhibit No.	Document

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Chief Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Chief Financial Officer

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included with the Exhibit 101 attachments).
*Filed herewith.
#    Furnished herewith.

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Money Express, Inc. (Registrant)

Date: November 5, 2021	By:	/s/ Robert Lisy
Robert Lisy
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 5, 2021	By:	/s/ Andras Bende
Andras Bende
Chief Financial Officer
(Principal Financial Officer)