Form 10-K
period 2021-12-31
International Money Express, Inc.
filed 2022-03-07
CIK 1683695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2021
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

As of June 30, 2021, the aggregate market value of the voting stock held by non-affiliates was $488,488,285 based on the closing sale price of $14.85 of the common stock as reported on the Nasdaq Capital Market.

As of February 25, 2022, 38,318,279 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding. The registrant has no other class of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INTERNATIONAL MONEY EXPRESS, INC.

Index
PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act, as amended, which reflect our current views with respect to certain events that are not historical facts but could have an effect on our future performance, including but without limitation, statements regarding our plans, objectives, financial performance, business strategies, projected results of operations, and expectations for the Company.

These statements may include and be identified by words or phrase such as, without limitation, “would,” “will,” “should,” “expects,” “believes,” “anticipates,” “continues,” “could,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “forecasts,” “intends,” “assumes,” “estimates,” “approximately,” “shall,” “our planning assumptions,” “future outlook,” “currently,” “target,” “guidance,” and similar expressions (including the negative and plural forms of such words and phrases). These forward-looking statements are based largely on information currently available to our management and on our current expectations, assumptions, plans, estimates, judgments, projections about our business and our industry, and macroeconomic conditions, and are subject to various risks, uncertainties, estimates, contingencies and other factors, many of which are outside our control, that could cause actual results to differ materially from those expressed or implied by such forward-looking statements and could materially adversely affect our business, financial condition, results of operations, cash flows and liquidity. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A, “Risk Factors” in this Annual Report on Form 10-K and the following:

•changes in applicable laws or regulations;
•factors relating to our business, operations and financial performance, including:
◦public health conditions, responses thereto and the economic and market effects thereof;
◦competition in the markets in which we operate;
◦volatility in foreign exchange rates that could affect the volume of consumer remittance activity and/or affect our foreign exchange related gains and losses;
◦our ability to maintain favorable agent relationships;
◦credit risks from our agents and the financial institutions with which we do business;
◦bank failures, sustained financial illiquidity, or financial institution illiquidity;
◦new technology or competitors, such as digital platforms;
◦cyber-attacks or disruptions to our information technology, computer network systems, data centers and phone apps;
◦our ability to satisfy our debt obligations and remain in compliance with our credit facility requirements;
◦our success in developing and introducing new products, services and infrastructure;
◦customer confidence in our brand and in consumer money transfers generally;
◦our ability to maintain compliance with applicable regulatory requirements;
◦international political factors, political stability, tariffs, border taxes or restrictions on remittances or transfers;
◦currency restrictions and volatility in countries in which we operate or plan to operate;
◦consumer fraud and other risks relating to the authenticity of customers’ orders;
◦changes in immigration laws and their enforcement;
◦our ability to protect intellectual property rights;
◦our ability to recruit and retain key personnel; and
•other economic, business and/or competitive factors, risks and uncertainties, including those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Annual Report on Form 10-K, as well as any additional risk factors that may be described herein in our other filings with the SEC from time to time.
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

Index
ITEM 1.    BUSINESS
Overview
International Money Express, Inc. (the “Company” or “Intermex”) is a leading omnichannel money remittance services company focused primarily on the United States of America (“United States” or “U.S.”) to Latin America and the Caribbean (“LAC”) corridor, which includes Mexico, Central and South America and the Caribbean. In recent years, we expanded our services to allow remittances to Africa and Asia from the United States and also began offering sending services from Canada to Latin America and Africa. We utilize our proprietary technology to deliver convenient, reliable and value-added services to our customers through a broad network of sending and paying agents. Our remittance services, which include a comprehensive suite of ancillary financial processing solutions and payment services, are available in all 50 states in the U.S., Washington D.C., Puerto Rico and 13 provinces in Canada, where customers can send money to beneficiaries in 17 LAC countries, eight countries in Africa and two countries in Asia. Our services are accessible in person through over 100,000 sending and paying agents and Company-operated stores, as well as online and via Internet-enabled mobile devices. Additionally, our product and service portfolio includes online payment options, pre-paid debit cards and direct deposit payroll cards, which may present different cost, demand, regulatory and risk profiles relative to our core money remittance business.
Money remittance services to LAC countries, primarily Mexico and Guatemala, are the primary source of our revenue. These services involve the movement of funds on behalf of an originating customer for receipt by a designated beneficiary at a designated receiving location. Our remittances to LAC countries are primarily generated in the United States by customers with roots in Latin American and Caribbean countries, many of whom do not have an existing relationship with a traditional full-service financial institution capable of providing the services we offer. We provide these customers with flexibility and convenience to help them meet their financial needs. We believe many of our customers who use our services may have access to traditional banking services, but prefer to use our services based on reliability, convenience and value. We generate money remittance revenue from fees paid by our customers (i.e., the senders of funds), which we share with our sending agents in the originating country and our paying agents in the destination country. Remittances paid in local currencies that are not pegged to the U.S. dollar also generate revenue as a result of our daily management of currency exchange spreads.
Our money remittance services enable our customers to send funds through our broad network of locations in the United States and Canada that are primarily operated by third-party businesses, as well as through 36 Company-operated stores. Transactions are processed and payments are collected by our agent (“sending agent(s)”) and those funds become available for pickup by the beneficiary at the designated destination, usually within minutes, at any Intermex payer location (“paying agent(s)”). We refer to our sending agents and our paying agents collectively as agents. In addition, our services are offered digitally through Intermexonline.com and via Internet-enabled mobile devices. Since January 2019 through December 31, 2021, we have grown our agent network by approximately 35.2% and increased our remittance transactions volume by more than 65.5%. In 2021, we processed approximately 40.1 million remittances, representing over 25.4% growth in transactions as compared to 2020.
Our Competitive Strengths
•Primary focus on the LAC corridor. Unlike many of our competitors, who we believe prioritize global reach over growth and profitability, we are focused on a few geographical regions in which there is a concentration of a significant portion of the world’s money remittance volume. We believe the LAC corridor provides an attractive operating environment with significant opportunity for future growth. According to latest available data published by the World Bank, the LAC corridor continues to be the most rapidly growing remittance corridor in the world.
•Highly scalable, proprietary software platform. We provide our money remittance services utilizing our internally developed proprietary software systems, which we believe enhance the productivity of our network of agents, enabling them to quickly, reliably and cost-effectively process remittance transactions. Our proprietary software systems were designed to incorporate real-time compliance functionality, which improves our regulatory compliance and helps to minimize fraud. We have developed a platform that has the capacity to handle traffic well in excess of the number of transactions we currently process. Our money remittance platform has proven reliable, with our 2021 downtime being less than 0.05%.
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
•Strong relationships with major banks and financial institutions. Our relationships with clearing, check processing, trading and exchange rate and cash management banks are critical to an efficient and reliable remittance network. We benefit from our strong and long-term relationships with a number of large banks and financial institutions. We maintain strong relationships with a number of other national and regional banking and financial institutions in the United States, Canada and Latin America. For example, we have

Index
maintained a long-term relationship with Wells Fargo, Bank of America and US Bank, among others. Due to increasing regulatory scrutiny of banks and financial institutions, we believe that new banking relationships may be difficult to develop for new, start-up competitors in the industry, hence creating a barrier to entry to new competition and making our existing relationships a competitive advantage.
•Powerful brand with strong consumer awareness and loyalty in the LAC corridor. We believe we are a leading money remittance provider from the United States to the LAC corridor, processing 20.0% of the aggregate volume of remittances to Mexico according to the latest available data published by the Central Bank of Mexico in 2021 and 28.2% of the aggregate volume of remittances to Guatemala according to the latest available data published by the Central Bank of Guatemala in 2021. We believe that our customers associate the Intermex brand with reliability, strong customer service and the ability to safely and efficiently remit their funds. The information contained in this paragraph is based on “Revenues by Workers’ Remittances” published in the Central Bank of Mexico’s website and “Income from family remittance” published in the Central Bank of Guatemala’s website.
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
•Experienced and proven management team. Our management team consists of industry veterans with a track record of achieving profitable growth. Our team is led by our Chief Executive Officer and President, Robert Lisy, with a successful 30-plus year track record in the retail financial services and electronic payment processing industry.
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
•Expand our services into new corridors and emerging markets. We believe that there is significant room to grow our business in underserved geographic regions in the LAC corridor where there is demand from customers and agents for our value-added approach to money remittances. Specifically, we are targeting future growth opportunities via new corridors from the United States to other non-Spanish speaking regions, including the Caribbean and other continents. In recent years, we expanded our services to allow remittances to Africa and Asia from the United States and also began offering sending services from Canada to Latin America and Africa. In 2021, we achieved strong 32.7% growth in remittance transactions to our emerging markets compared to 2020. Our emerging markets include Dominican Republic, Colombia, Ecuador and Nicaragua, among others.
•Continue to grow online and mobile remittance channels. Our money remittance platform currently enables our customers to send funds from the United States to the LAC corridor and Africa through the Internet via Intermexonline.com and on their Internet-enabled mobile devices. Also, our enhanced digital mobile money remittance application provides customers with safe, easy-to-use features for remitting funds. We believe these channels not only expand our potential customer base as digital transaction capabilities become more relevant to LAC consumers but also benefit from secular and demographic trends as consumers continue to migrate to conducting financial transactions online.

•Leverage our technology in the business-to-business market. We believe that our money remittance platform has significant excess capacity. We believe we can leverage this capacity to sell business-to-business solutions to third parties, such as banks and major retailers.
Segments
Our business is organized around one reportable segment that provides money remittance services primarily between the U.S. and Canada to Mexico, Guatemala and other countries in Latin America, Africa and Asia through a network of authorized agents located in various unaffiliated retail establishments and 36 Company-operated stores throughout the U.S. and Canada. This is based on the objectives of the business and how our chief operating decision maker, the CEO and President, monitors operating performance and allocates resources.

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
Our money remittance services are also available on the Internet via Intermexonline.com, enabling customers to send money twenty-four hours a day conveniently from their computer or Internet-enabled mobile device. Those funds can be sent to any of our paying agent locations or to a recipient’s bank account, funding the transaction using debit card, credit card, or through electronic funds transfer processed through the automated clearing house (“ACH”) payment system. Currently, internet-based money transmission services do not comprise a material percentage of the Company’s overall business. On the other hand, some of our peers define a digital transaction where the transactions were initiated as cashless on the send side or settled cashless on the receive side. Based on this definition, Intermex currently processes more than 22.8% of its transactions digitally.
Also, our enhanced digital mobile money remittance application provides customers with safe, easy-to-use features for remitting funds with a debit or credit card, or ACH transfer. Users are able to select a variety of sending methods, including cash pickup at thousands of locations, direct deposit into bank accounts, debit cards, mobile wallets, and home delivery in selected markets.
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
Cash Management Bank Relationships
We buy and sell a number of global currencies and maintain a network of settlement accounts to facilitate the timely funding of money remittances and foreign exchange trades. Our relationships with clearing, check processing, trading and exchange rate and cash management banks are critical to an efficient and reliable remittance network. We benefit from our strong and long-term relationships with a number of large banks and financial institutions. We maintain strong relationships with a number of other national and regional banking and financial institutions in the United States, Canada and Latin America. In addition, we have benefited from our long relationship with US Bank, which manages our main operating account, and from strong relationships with Bancomer, Wells Fargo, Bank of America and KeyBank as our primary banks for exchange rate management with respect to the foreign currencies.

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
Also, our money remittance platform enables our customers to send funds through the Internet via Intermexonline.com and on their Internet-enabled mobile devices and our enhanced digital mobile money remittance application provides customers with safe, easy-to-use features for remitting funds.
In addition to our money remittance software, digital platform and mobile application, we continue to develop programs and defenses against cyber-attacks. We are fully aligned with the National Institute of Standards and Technology cybersecurity framework, which is a voluntary framework that most companies in the financial services industry follow. We utilize a number of third-party vendors that monitor our systems and inform us of any attempted attacks. Our Chief Information Officer and Director of Information Security deliver an annual report to our board of directors regarding our cybersecurity policies and practices at least once during the fiscal year.

In addition to our proprietary and internally developed software systems, we have analytical data which enables us to analyze market trends, performance of market territories, agents’ performance and consumers’ habits in real time.
We continually invest in our technology platform that has the capacity to handle traffic well in excess of the number of transactions we currently process. A load balancing configuration between tier-1 datacenters, in addition to failover redundancy, provide uptime performance. Our technology platform has experienced limited downtime, with our 2021 downtime being less than 0.05%.
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
Sales and Marketing
The majority of our money remittance transactions are generated through our agent network of retail locations and Company-operated stores where the transaction is processed and payment is collected by our sending agent. Our agent locations include multi-service stores, grocery stores, convenience stores, bodegas and other retail locations. The vast majority of our agents are provided access to our proprietary money remittance software systems, while others have access to our combination telephone and fax/tablet set up, which we call telewire, enabling direct access to our call centers for money remittance services. In all of our independent sending agent locations the agent provides the physical infrastructure and staff required to complete the remittances, while we provide the central operating functions, such as transaction processing, settlement, marketing support, compliance training and support, and customer relationship management. We also maintain 36 Company-operated stores in the United States. We retain customer data, which enables us to increase repeat customer usage, track and effectively recapture one-time users of our service and improve sending agent productivity.

Index
We market our services to customers in a number of ways, directly and indirectly through our sending agents and paying agents, promotional activities, traditional media and digital advertising, and our loyalty program, which we call “Interpuntos”. This loyalty program offers customers faster service at our sending agent locations and the ability to earn points with each transaction that are redeemable for rewards, such as reduced transaction fees or more favorable foreign exchange rates.
Our Industry
We are a rapidly growing and leading money remittance service company primarily focused on the United States to the LAC corridor. We utilize our proprietary technology to deliver convenient, reliable and value-added services to our customers through a broad network of sending and paying agents. The two largest remittance corridors we serve are United States to Mexico and United States to Guatemala. According to the latest information available from the World Bank Remittance Matrix, the United States to Mexico remittance corridor was the largest in the world in 2021.
Trends in the cross-border money remittance business tend to correlate to immigration trends, global economic opportunity and related employment levels in certain industries such as construction, information, manufacturing, agriculture and certain service industries.
Throughout 2021, Latin American political and economic conditions remained unstable, as evidenced by high unemployment rates in key markets, currency reserves, currency controls, restricted lending activity, weak currencies and low consumer confidence, among other factors, in addition to the effects of the ongoing COVID-19 pandemic. Specifically, continued political and economic unrest in parts of Mexico and some countries in South America contributed to volatility. Our business has generally been resilient during times of economic instability as money remittances are essential to many recipients, with the funds used by the receiving party for their daily needs; however, long-term sustained appreciation of the Mexican Peso or Guatemalan Quetzal as compared to the U.S. Dollar could negatively affect our revenues and profitability.
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
Government Regulation
As a non-bank financial institution in the United States, we are regulated by the Department of Treasury, the Internal Revenue Service, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”), the Consumer Financial Protection Bureau (“CFPB”), the Department of Banking and Finance of the State of Florida and additionally by the various regulatory institutions of those states in which we hold an operating license. We are duly registered as a Money Services Business (“MSB”) with FinCEN, the financial intelligence unit of the U.S. Department of the Treasury. We are also subject to a wide range of regulations in the United States and other countries, including: minimum capital or capital adequacy requirements; anti-money laundering laws and regulations; financial services regulations; currency control regulations; anti-bribery laws; money transfer and payment instrument licensing laws; escheatment laws; privacy, data protection and information security laws, such as the Gramm-Leach-Bliley Act (“GLBA”); and consumer disclosure and consumer protection laws, such as the California Consumer Privacy Act (“CCPA”).

Regulators worldwide are exercising heightened supervision of money remittance providers and requiring increased efforts to ensure compliance. Failure to comply with any applicable laws and regulations could result in restrictions on our ability to provide our products and services, as well as the potential imposition of civil fines and possibly criminal penalties. We continually monitor and enhance our compliance programs to stay current with legal and regulatory changes.
Anti-Money Laundering, Counter-Terrorism Financing and Sanctions Compliance
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
•transaction screening against government watch-lists, including the sanctions list maintained by OFAC;
•prohibition of transactions in, to or from certain countries, governments, individuals and entities;
•limitations on amounts that may be transferred by a consumer or from a jurisdiction at any one time or over specified periods of time, which require aggregation over multiple transactions;

Index
•consumer information gathering and reporting requirements;
•consumer disclosure requirements, including language requirements and foreign currency restrictions;
•notification requirements as to the identity of contracting agents, governmental approval of contracting agents or requirements and limitations on contract terms with our agents; and
•registration or licensing of us or our agents with a state or federal agency in the United States or with the central bank or other proper authority in a foreign country.
Anti-money laundering regulations are constantly evolving and vary from country to country. We continuously monitor our compliance with anti-money laundering regulations and implement policies and procedures to stay current with legal requirements. Our money remittance services are primarily offered through third-party agents under contract with us, but we do not directly control these agents. As a MSB, we and our agents are required to establish anti-money laundering compliance programs that include internal policies and controls; a designated compliance officer; employee training and an independent review function. We have developed an anti-money laundering training manual and a program to assist with the education of our agents and employees on the applicable rules and regulations. We also offer in-person and online training as part of our agent compliance training program, engage in various activities to enable agent oversight and have adopted compliance policies that outline key principles of our compliance program to our agents. We have developed a regulatory compliance department, under the direction of our Chief Compliance Officer, whose foremost responsibility is to monitor transactions, detect suspicious activity, maintain financial records and train our employees and agents. An independent third-party consulting firm periodically reviews our policies and procedures to ensure the efficacy of our anti-money laundering and regulatory compliance programs. Key milestones in the compliance processes include: (1) mandatory fields and identification requirements at the time the sending agents initiate a transaction; (2) the sender and receiver are screened against government-required lists (for OFAC and other purposes); (3) the transaction, before sent to the paying agent, is screened and any flagged exceptions are sent to the compliance unit for investigation and release or rejection; and (4) the transaction is screened for limit restrictions, velocity levels, structuring and identification requirements.
In connection with, and when required by regulatory requirements, we make information available to certain U.S. federal and state, as well as certain foreign, government agencies to assist in the prevention of money laundering, terrorism financing and other illegal activities and pursuant to legal obligations and authorizations. In certain circumstances, we may be required by government agencies to deny transactions that may be related to persons suspected of money laundering, terrorism financing or other illegal activities, and it is possible that we may inadvertently deny transactions from consumers who are making legal money transfers.
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
Consumer Protection. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) imposes additional regulatory requirements and creates additional regulatory oversight over us. The Dodd-Frank Act created the CFPB which issues and

Index
enforces consumer protection initiatives governing financial products and services, including money remittance services, in the United States through the CFPB’s Remittance Transfer Rule. Its requirements include: a disclosure requirement to provide consumers sending funds internationally from the United States enhanced pre-transaction written disclosures, an obligation to resolve certain errors, including errors that may be outside our control, and an obligation to cancel transactions that have not been completed at a consumer’s request. As a “larger participant” in the market for international money transfers, we are subject to direct examination and supervision by the CFPB. We have modified our systems and consumer disclosures in light of the requirements of the Remittance Transfer Rule.
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
Through our online and electronic platforms, we also are exposed to credit risk directly from transactions that are originated through means other than cash, such as credit, debit cards and “ACH” transfers, and therefore are subject to “chargebacks” for insufficient funds or other collection impediments, such as fraud.
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
We continually monitor fraud risk, perform credit reviews before adding agents to our network and conduct periodic credit risk analyses of agents and certain other parties that we transact with directly. For the fiscal year ended December 31, 2021, our provision for bad debt was equal to 0.3% of our total revenues.
Seasonality
We do not experience meaningful seasonality in our business. We may experience, however, increased transaction volume around certain holidays, such as Mother’s Day and the December holidays.
Competition
The market for money remittance services is very competitive. Our competitors include a small number of large money remittance providers, financial institutions and banks as well as a large number of small niche money remittance service providers that serve select regions. We compete with larger companies, such as The Western Union Company (“Western Union”), MoneyGram International, Inc. (“MoneyGram”) and Euronet Worldwide Inc. (“Euronet”), and a number of other smaller competitors. We generally compete for money remittance agents on the basis of value, service, quality, technical and operational differences, commission, and marketing efforts. As a philosophy, we sell credible solutions to agents, not discounts or higher commissions as is typical for the industry. We compete for money remittance customers on the basis of trust, convenience, service, efficiency of outlets, value, technology and brand recognition. We believe that our ongoing investments in new products and services will help us to remain competitive in our evolving business environment, given the increasing competition from digital platform providers.
We expect to encounter increasing competition as new technologies emerge that enable customers to send and receive money through a variety of channels, but we do not expect adoption rates to be as significant in the near term for the customer segment we serve.

Index
Regardless, we continue to innovate in the industry by differentiating our money remittance business through programs to foster loyalty among agents as well as customers and have expanded our channels through which our services are accessed to include online and mobile offerings in preparation for customer adoption.
Human Capital
We invest in our workforce by offering a competitive total rewards package that in addition to a salary, includes performance incentives and comprehensive benefits that are intended to be competitive in the market and focused on the needs of our employees in order to attract and retain highly qualified talent. Our incentives are primarily measurable and performance-based, and are designed to align compensation to our business strategy and goals. We have enhanced our onboarding process and plan to further enhance learning and development programs to drive quicker integration, development and higher productivity of new employees, as well as the ongoing development of team members to ensure robust recruitment and retention.
We value diversity and inclusion and strive to create a work environment where everyone feels valued and devoted to their work. As of December 31, 2021, 96% of our U.S. team members identified themselves as racially or ethnically diverse. Also, 50% of our U.S. team identified themselves as female and females fill 25% of our senior leadership roles. In 2022, we intend to promote greater community involvement through philanthropic and volunteer efforts, with a focus on diversity, community improvement, and STEM programs.
During 2021, the well-being and health of our employees remained one of our top priorities, especially in light of the COVID-19 pandemic. We adjusted standard operating procedures within our business operations to ensure continued worker safety. These procedures included reconfiguring facilities to reduce employee density, expanding and increasing frequency of cleaning within facilities, adopting appropriate and mandated hybrid-mode work, distancing programs, providing weekly testing and strongly encouraging employees to be vaccinated and to wear recommended personal protective equipment.
As of December 31, 2021, we had 305 employees in the United States, all of whom are full-time. We also have 518 employees in Mexico, of whom 308 are full-time, and 61 employees in Guatemala, all of whom are full time. As of December 31, 2021, 479 of our employees in Mexico were represented by a labor union.
Available Information
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
Risks Relating to Our Business and Industry
Our financial condition, results of operations, business and cash flow may be negatively affected by a public health crises, such as the coronavirus (COVID-19) pandemic.
We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases such as the global COVID-19 pandemic. The global spread of COVID-19 and its variants continues to cause uncertainty and economic disruption, including significant volatility in the capital markets and inflationary effects. The extent to which the COVID-19 pandemic and its variants affect our business, operations, financial results and the trading price of our common stock depends on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope and possible resurgence of the pandemic; governmental and business actions that have been and continue to be taken in response to the pandemic (including mitigation efforts such as limiting the number of people in the workplace and other social distancing recommendations) and the impact of the pandemic on economic activity and actions taken in response (including stimulus efforts such as the Families First Coronavirus Act and the CARES Act).
A public health epidemic or pandemic, such as the COVID-19 pandemic, can have a material adverse effect on the demand for our money remittance services to the extent it impacts the markets in which we operate, and poses the risk that we or our employees, network of agents and consumers and their beneficiaries may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns requested or mandated by governmental authorities, or that such epidemic may otherwise interrupt or impair business activities. Since the beginning of the pandemic, our top priority has been and remains to be to take appropriate actions to protect the health and safety of our employees. We have adjusted standard operating procedures within our business operations to ensure continued worker safety, and are continually monitoring evolving health guidelines and responding to changes as appropriate. These procedures include reconfiguring facilities to reduce employee density, expanded and more frequent cleaning within facilities, implementation of appropriate and mandated hybrid-mode work, distancing programs, employee temperature monitoring, frequent testing and requiring use of certain personal protective equipment at our call centers in Mexico and Guatemala.
Notwithstanding the operational challenges created by the pandemic, our business continues to function and, to date, our customer service has not been adversely affected in any material respect. Any adjustments to our operating procedures as a result of the COVID-19 pandemic did not have a significant adverse effect on the Company’s financial condition, results of operations and cash flows for the year ended December 31, 2021. Nevertheless, the COVID-19 pandemic continues to pose the risk that we or our employees, sending and paying agents, as well as customers and their beneficiaries, are or may become further restricted from conducting business activities, partially or completely, for an indefinite period of time, including due to shutdowns requested or mandated by governmental authorities or imposed by our management, or that the pandemic may otherwise interrupt or impair business activities.
Although certain measures that restrict the normal course of operations of businesses and consumers were still in place during 2021, such measures did not have a material adverse effect on the Company’s financial condition, results of operations and cash flows for the year ended December 31, 2021. Notwithstanding the foregoing, the Company’s business is dependent upon the willingness and ability of its employees, network of agents and customers to use money transfer services and the ultimate effects of the economic disruption caused by the pandemic and responses thereto. Although the Company’s operations continued effectively despite social distancing and other measures taken in response to the pandemic, the ultimate impact of the COVID-19 pandemic on our financial condition, results of operations and cash flows is subject to future developments, including the duration of the pandemic and the related extent of its severity, as well as its impact on the economic conditions, particularly the level of unemployment of our customers, inflation, interest rate levels and foreign exchange volatility, all of which remain uncertain and cannot be predicted at this time. If the global response to contain and remedy the COVID-19 pandemic escalates further or is unsuccessful, or if governmental decisions to ease pandemic related restrictions are ineffective, premature or counterproductive, the Company could experience a material adverse effect on its financial condition, results of operations and cash flows.

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
The markets in which we operate are highly competitive, and we face a variety of competitors across our businesses, some of which have larger and more established customer bases and substantially greater financial, marketing and other resources than we have. We compete in a concentrated industry, with a small number of large competitors and a large number of small, niche competitors, including consumer money remittance companies, banks, card associations, web-based services, payment processors, informal remittance systems and others. We also face competition from new digital and nontraditional remittance service providers within the financial technology industry. We believe our services are differentiated by features and functionalities, including trust, convenience, service, efficiency of outlets, value, technology and brand recognition. Distribution channels and digital platforms such as online, account based and mobile solutions continue to evolve and impact the competitive environment for money remittances.
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

Index
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
•potentially higher operational expenses, such as higher agent fees, taxes, fees, technology costs, support costs or other charges and expenses associated with engaging in the money transfer business in different jurisdictions or as a result of new product offerings;
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
We process remittances to Latin America, Africa and Asia from the United States and from Canada to Latin America and Africa. Additionally, we have expanded our product and service portfolio to include online payment options, pre-paid debit cards and direct deposit payroll cards, which may present different cost, demand, regulatory and risk profiles relative to our core remittance business. If we are unable to capitalize on these markets, or if we spend significant time and resources on expansion plans that fail or are delayed, our business will be adversely affected. Even if we are successful, we will be exposed to additional risks in these markets that we do not face in the United States or in our core remittance business, which could have an adverse effect on our business, financial condition and results of operations.
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

Index
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
In addition, in connection with regulatory requirements to assist in the prevention of money laundering and terrorist financing and pursuant to legal obligations and authorizations, we make information available to certain U.S. federal and state, as well as certain foreign, government agencies. In recent years, we have experienced increasing data sharing requests by these agencies, particularly in connection with efforts to prevent terrorist financing, human traffic or reduce the risk of identity theft. During the same period, there has also been increased public attention to the corporate use and disclosure of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer privacy. These regulatory goals may conflict, and the law in these areas is not consistent or settled. While we believe that we are compliant with our regulatory responsibilities, the legal, political and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings or other events could expose us to increased program costs, liability and reputational damage that could have a material and adverse effect on our business, financial condition and results of operations.
Our current risk management and compliance systems may not be able to exhaustively assess or mitigate all risks to which we are exposed from a transaction monitoring perspective.
We are engaged in ongoing efforts to enhance our risk management and compliance policies, procedures and systems to assure compliance with anti-money laundering laws and economic sanctions regulations. We have implemented, and are continuing to implement, policies, procedures and systems designed to address these laws and regulations, including monitoring on an automated and manual basis, the transactions processed through our systems and restricting business involving certain countries or individuals. However, the implementation of such policies, procedures and systems may be subject to human error. Further, we may be exposed to fraud or other misconduct committed by our employees, or other third parties, including but not limited to our customers and agents, or other events that are out of our control. Additionally, our risk management policies, procedures and systems are based upon our experience in the industry, and may not be adequate or effective in managing our future risk exposures or protecting us against unidentified or unanticipated risks, which could be significantly greater than those indicated by our past experience. As a result, we can offer no assurances that these policies, procedures and systems will be adequate to detect or prevent money laundering activity or OFAC violations. If any of these policies, procedures or systems do not operate properly, or are disabled, or are subject to intentional manipulation or inadvertent human error, we could suffer financial loss, a disruption of our business, regulatory intervention or reputational damage.
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
We rely on a variety of technologies to provide security for our systems. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments, including improper acts by third parties, may result in a compromise or breach of the security measures we use to protect our systems. We obtain, transmit and store confidential consumer, employer and agent information in connection with some of our services. These activities are subject to laws and regulations in the United States and other jurisdictions. The requirements imposed by these laws and regulations, which often differ materially among the many jurisdictions, are designed to

Index
protect the privacy of personal information and to prevent that information from being inappropriately disclosed. Any security breaches in our computer networks, databases or facilities could lead to the inappropriate use or disclosure of personal information, which could harm our business, adversely affect consumers’ confidence in our or our agents’ business, result in inquiries and fines or penalties from regulatory or governmental authorities, cause a loss of consumers, damage our reputation and subject us to lawsuits and subject us to potential financial losses. In addition, we may be required to expend significant capital and other resources to protect against these security breaches or to alleviate problems caused by these breaches. Our agents and third-party independent contractors may also experience security breaches involving the storage and transmission of our data as well as the ability to initiate unauthorized transactions. If users gain improper access to our, our agents’ or our third-party independent contractors’ computer networks or databases, they may be able to steal, publish, delete or modify confidential customer information or generate unauthorized money remittances. Such a breach could expose us to monetary liability, losses and legal proceedings, lead to reputational harm, cause a disruption in our operations, or make our consumers and agents less confident in our services.
Our business is particularly dependent on the efficient and uninterrupted operation of our information technology, computer network systems and data centers. Disruptions to these systems and data centers could adversely affect our business, financial condition and results of operations.
Our ability to provide reliable services largely depends on the efficient and uninterrupted operation of our computer network systems and data centers. Our business involves the physical and electronic movement of large sums of money and the management of data necessary to do so. The success of our business particularly depends upon the efficient and error-free handling of transactions and data. We rely on the ability of our employees and our internal systems and procedures to process these transactions in an efficient, uninterrupted and error-free manner.
In the event of a breakdown, catastrophic event (such as fire, natural disaster, power loss, telecommunications failure or physical break-in), security breach, computer virus, improper operation, improper action by our employees, agents, consumers, financial institutions or third-party vendors or any other event impacting our systems or processes or our agents’ or vendors’ systems or processes, we could suffer financial loss, loss of consumers, regulatory sanctions, lawsuits and damage to our reputation or consumers’ confidence in our business. The measures we have enacted, such as the implementation of business continuity and disaster recovery plans and redundant computer systems, may not be successful. We may also experience problems other than system failures, including software defects, development delays and installation difficulties, which would harm our business and reputation and expose us to potential liability and increased operating expenses. In addition, any work stoppages or other labor actions by employees who support our systems or perform any of our major functions could adversely affect our business.
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

Index
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
A substantial portion of our paying agents are concentrated in a few large banks and financial institutions and large retail chains. Because of the current concentration, if we lose an institution as a paying agent, which could be the result of many factors including, but not limited to, changes in regulation, our business, financial condition and results of operations could be adversely affected. Elektra, our largest paying agent by volume, accounted for approximately 22% of Intermex’s total remittance volume in fiscal year 2021. The loss of Elektra as one of our paying agents could have a material adverse impact on our business and results of operations.
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

Index
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
Retaining our chief executive officer and other key executives and recruiting and retaining qualified personnel is important to our continued success, and any inability to attract and retain such personnel could harm our operations.
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
In addition to Mr. Lisy, we have a number of key executives who have a significant impact on our business. The unexpected loss of key personnel may adversely affect the operations and profitability of the Company. Our success also depends to a large extent upon our ability to attract and retain key employees. Qualified individuals with experience in our industry are in high demand. Our IT personnel have designed and implemented key portions of our proprietary software and are crucial to the success of our business. In addition, legal or enforcement actions against compliance and other personnel in the money remittance industry may affect our ability to attract and retain key employees and directors. The lack of management continuity or the loss of one or more members of our executive management team could harm our business and future development. A failure to recruit and retain key personnel including operating, marketing, financial and technical personnel, could also have a material and adverse impact on our business, financial condition and results of operations.
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
The money transfer business is subject to a variety of regulations aimed at preventing money laundering, human trafficking and terrorism. We are subject to U.S. federal anti-money laundering laws, including the BSA and the requirements of the U.S. Treasury Department’s OFAC, which prohibit us from transmitting money to specified countries or to or from prohibited individuals. Additionally, we are subject to anti-money laundering laws in the other countries in which we operate. We are also subject to financial services regulations, money transfer licensing regulations, consumer protection laws, currency control regulations, escheat laws, privacy and data protection laws and anti-bribery laws. Many of these laws are constantly evolving, unclear and inconsistent across various jurisdictions, making compliance challenging. Subsequent legislation, regulation, litigation, court rulings or other events could expose us to increased program costs, liability and reputational damage.
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

Index
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

Index
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
We derive a substantial portion of our revenue from our money remittance transactions from the United States to the LAC corridor, particularly Mexico and Guatemala, and we are exposed to certain political, economic and other uncertainties not encountered in U.S. operations. Consequently, actions or events in LAC countries that are beyond our control could restrict our ability to operate there or otherwise adversely affect the profitability of those operations. Furthermore, changes in the business, regulatory or political climate in any of those countries, or significant fluctuations in currency exchange rates, could affect our ability to expand or continue our operations there, which could have a material and adverse impact on our business, financial condition and results of operations. In addition, we are exposed to new political, economic and other uncertainties as a result of the geographic expansion to Africa and Asia, any of which could adversely impact our business, financial condition and results of operations.
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

Index
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
We had approximately $85.3 million of indebtedness as of December 31, 2021, consisting of borrowings under the term loan facility. Our indebtedness could have important consequences to our investors, including, but not limited to:
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
At the election of the Company, the interest on the term loan facility and revolving credit facility under our Amended and Restated Credit Agreement (the “A&R Credit Agreement”) is determined by reference to either LIBOR (subject to replacement) or a “base rate”, in each case plus an applicable margin ranging between 2.50% and 3.00% for LIBOR rate loans and 1.50% to 2.00% for base rate loans based upon the Company’s consolidated leverage ratio, as calculated pursuant to the terms of the A&R Credit Agreement, which rates are subject to fluctuation. If interest rates increase, our debt service obligations on such variable rate indebtedness would increase even though the amount borrowed remained the same. Accordingly, an increase in interest rates would adversely affect our profitability. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Intermex—Liquidity and Capital Resources” for more information.

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
In July 2017, the Financial Conduct Authority in the United Kingdom, which regulates the London Inter-bank Offered Rate (“LIBOR”), publicly announced that it will no longer compel or persuade banks to make LIBOR submissions after 2021. Recently, the date for certain LIBOR tenors has been extended to June 2023. These announcements are expected to practically end LIBOR rates beginning in 2022. While other alternatives have been proposed, it is unclear which, if any, alternative to LIBOR will be available and widely accepted in major financial markets. We currently have borrowings that are subject to LIBOR-based interest rates, including borrowings under our credit facility. Any alternative to replace LIBOR beginning in 2022 may increase the costs associated with our credit facility. The A&R Credit Agreement contains provisions for the replacement of the benchmark for interest rates in light of the cessation of the publication of LIBOR rates.

Index
Our Credit Agreement contains covenants that may impair our ability to conduct business.
The Credit Agreement contains operating covenants and financial covenants that may in each case limit management’s discretion with respect to certain business matters. Among other things, these covenants restrict our and our subsidiaries’ ability to grant additional liens, pay dividends or make cash distributions above certain limits. We are required to comply with a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio. As a result of these covenants, we may be limited in how we conduct our business. Failure to comply with such covenants may lead to default and acceleration under our Credit Agreement and may impair our ability to conduct business. We may not be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants, which may result in foreclosure of our assets. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Intermex—Liquidity and Capital Resources” for more information.
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
As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies”, including not being required to obtain an assessment of the effectiveness of our internal controls over financial reporting from our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, which we have elected to do.
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
We cannot predict if investors will find our common stock less attractive because we rely on these exemptions.
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
The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. If no or few securities or industry analysts cover the Company, our stock price would likely be less than that which we would obtain if we had such coverage and the liquidity, or trading volume of our common stock may be limited, making it more difficult for a stockholder to sell shares at an acceptable price or amount. If any analysts do cover the Company, their projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of research analysts covering us. Similarly, if one or more of the analysts who write reports

Index
on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our share price or trading volume could decline.
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
SPC Intermex LP (“SPC Intermex”), an affiliate of Stella Point Capital (“Stella Point”), has controlled a significant percentage of our common stock, and has had the ability to influence our major corporate decisions. Although SPC Intermex owns significantly fewer shares of our common stock after the Company’s secondary offering in 2020, it remains a significant stockholder the interests of which may conflict with the interests of other holders of our common stock.
SPC Intermex, an affiliate of Stella Point, beneficially owns and has voting power over approximately 8.4% of our outstanding common stock as of December 31, 2021. Pursuant to the Shareholders Agreement, dated July 26, 2018, as amended on December 12, 2018 (as amended, the “Shareholders Agreement”), entered into with the Company and certain of the Company’s stockholders, SPC Intermex Representative LLC (“SPC Representative”) has the right to designate eight of our directors for so long as certain former equity owners of Intermex Holdings II, Inc. party thereto (the “Intermex Legacy Stockholders”) hold, in the aggregate, at least 10% of our outstanding shares of common stock. Following such times as the collective ownership of the Intermex Legacy Stockholders is less than 10% of the outstanding shares of our common stock, SPC Representative will be entitled to designate one person for election to our board of directors, which designation right will lapse at such time as the Intermex Legacy Stockholders’ collective ownership is less than 5% of the outstanding shares of our common stock. As of February 25, 2022, the Intermex Legacy Stockholders continued to own more than 10% of our outstanding shares of common stock. Accordingly, SPC Intermex continues to be able to exert a significant degree of influence over the Company’s management and affairs and over matters requiring stockholder approval, including the election of directors and the approval of business combinations or dispositions and other extraordinary transactions. SPC Intermex also may have interests that differ from the interests of other holders of our common stock and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of the Company and may materially and adversely affect the market price of our common stock. In addition, Stella Point may in the future own businesses that directly compete with the business of the Company.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our leased corporate offices are located at 9480 South Dixie Highway, Miami, Florida 33156. In addition, we lease three other facilities in Miami, Florida. As of December 31, 2021, we lease 36 Company-operated stores all located in the United States. We have two international customer service centers located in Guatemala City, Guatemala and Puebla, Mexico where our employees answer operational questions from agents and customers. Our leased facilities are used for operational, sales and administrative purposes in support of our business, and are all currently being utilized as intended.

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

Reference is made to Note 16 – Commitments and Contingencies in the Consolidated Financial Statements of International Money Express, Inc. contained elsewhere in this Annual Report on Form 10–K for information regarding certain legal proceedings to which we are a party, which information is incorporated by reference herein.

ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

Index
PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for the Company’s Common Stock

Our common stock trades on the Nasdaq Capital Market under the symbol “IMXI”.

As of February 25, 2022, there were 143 holders of record of our common stock.

We have not declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our common stock. In addition, the terms of our credit facility include restrictions on our ability to pay dividends to our common stockholders. Any payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon, among other factors, the Company’s earnings, financial condition, current and anticipated capital requirements, plans for expansion, level of indebtedness and contractual restrictions. The payment of future cash dividends, if any, would be made only from assets legally available.

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

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend-reinvested basis, for (1) the Company’s common stock, (2) the NASDAQ US Benchmark TR Index and (3) our Peer Group, for the period from July 27, 2018 (the first day our common stock was separately traded) through December 31, 2021. The graph assumes the value of the investment in our common stock and each index was $100 on July 27, 2018 and that all dividends were reinvested. The graph plots the value of the initial $100 investment at quarterly intervals for the fiscal years shown. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. Historic stock price performance is not necessarily indicative of future stock price performance.

The prior years’ graph included the CRSP NASDAQ Stock Market (US Companies) Index; the NASDAQ US Benchmark TR Index replaces the CRSP NASDAQ Stock Market (US Companies) Index in this analysis and going forward, as the CRSP Index data is no longer accessible. The CRSP index has been included with data through 2020.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG INTERNATIONAL MONEY EXPRESS, INC.,
NASDAQ INDEX AND PEER GROUP INDEX

The following table is a summary of the monthly cumulative total return for the day our stock began trading on the Nasdaq through each of the dates shown below:

	7/27/2018	9/30/2018	12/31/2018	3/31/2019	6/30/2019	9/30/2019	12/31/2019	3/31/2020	6/30/2020	9/30/2020	12/31/2020	03/31/2021	06/30/2021	09/30/2021	12/31/2021
IMXI	100	120.20	119.60	116.60	141.00	137.40	120.40	91.30	124.60	143.65	155.20	150.10	148.50	167.00	159.60
NASDAQ Stock Market (US Companies)	100	104.50	86.94	100.98	105.35	105.68	118.33	102.60	133.26	148.15	170.32
NASDAQ US Benchmark TR Index	100	103.57	88.63	101.17	105.29	106.65	116.26	92.20	112.62	123.14	140.99	149.97	162.70	162.56	177.49
Peer Group	100	98.76	92.46	112.47	127.38	130.10	145.31	90.61	107.00	105.02	130.19	137.41	133.75	121.14	110.98

NOTE: Index Data: Calculated (or Derived) based from CRSP NASDAQ Stock Market (US Companies), Center for Research in Security Prices (CRSP®), Graduate School of Business, The University of Chicago. Copyright 2022. Used with permission. All rights reserved.

NOTE: Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

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

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities of the Issuer

The following table provides information about repurchases of our common stock during the quarter ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
October 1 through October 31	62,447	$16.81	62,447	$37,744,939
November 1 through November 30	84,418	$15.83	84,418	$36,408,986
December 1 through December 31	124,217	$15.90	124,217	$34,434,199
Total	271,082		271,082

(a)On August 18, 2021, the Company’s Board of Directors approved a stock repurchase program (the “Repurchase Program”) that authorizes the Company to purchase up to $40.0 million. The Repurchase Program does not have an expiration date.

Index
ITEM 6.    SELECTED FINANCIAL DATA
Reserved.

Index
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The objectives of our Management’s Discussion and Analysis of Financial Condition and Results of Operations are to provide users of our consolidated financial statements with a narrative explanation from the perspective of management of our financial condition, results of operations, cash flows, liquidity and certain other factors that may affect future results. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Annual Report on Form 10-K. See “Special Note Regarding Forward-Looking Statements” for additional factors relating to such statements and see “Risk Factors” included in Item 1A of this Annual Report on Form 10-K. Our past operating results are not necessarily indicative of operating results in any future periods.

Overview
We are a leading omnichannel money remittance service company focused primarily on the United States of America (“United States” or “U.S.”) to Latin America and the Caribbean (“LAC”) corridor, which includes Mexico, Central and South America and the Caribbean. In recent years, we expanded our services to allow remittances to Africa and Asia from the United States and from Canada to Latin America and Africa. We utilize our proprietary technology to deliver convenient, reliable and value-added services to our customers through a broad network of sending and paying agents. Our remittance services, which include a comprehensive suite of ancillary financial processing solutions and payment services, are available in all 50 states in the U.S., Washington D.C., Puerto Rico and 13 provinces in Canada, where customers can send money to beneficiaries in 17 LAC countries, eight countries in Africa and two countries in Asia. Our services are accessible in person through over 100,000 independent sending and paying agents and 36 Company-operated stores, as well as online and via Internet-enabled mobile devices. Additionally, our product and service portfolio include online payment options, pre-paid debit cards and direct deposit payroll cards, which may present different cost, demand, regulatory and risk profiles relative to our core money remittance business.

Money remittance services to LAC countries, mainly Mexico and Guatemala, are the primary source of our revenue. These services involve the movement of funds on behalf of an originating customer for receipt by a designated beneficiary at a designated receiving location. Our remittances to LAC countries are primarily generated in the United States by customers with roots in Latin American and Caribbean countries, many of whom do not have an existing relationship with a traditional full-service financial institution capable of providing the services we offer. We provide these customers with flexibility and convenience to help them meet their financial needs. We believe many of our customers who use our services may have access to traditional banking services, but prefer to use our services based on reliability, convenience and value. We generate money remittance revenue from fees paid by our customers (i.e., the senders of funds), which we share with our sending agents in the originating country and our paying agents in the destination country. Remittances paid in local currencies that are not pegged to the U.S. dollar can also generate revenue if we are successful in our daily management of currency exchange spreads.

Our money remittance services enable our customers to send funds through our broad network of locations in the United States and Canada that are primarily operated by third-party businesses, as well as through our Company-operated stores. Transactions are processed and payment is collected by our agent (“sending agent(s)”) and those funds become available for pickup by the beneficiary at the designated destination, usually within minutes, at any Intermex payer location (“paying agent(s)”). We refer to our sending agents and our paying agents collectively as agents. In addition, our services are offered digitally through Intermexonline.com and via Internet-enabled mobile devices. During the three years ended December 31, 2021, we have grown our agent network by approximately 35.2% and increased our principal amount sent by more than 65.5%. In 2021, we processed approximately 40.1 million remittances, representing over 25.4% growth in transactions as compared to 2020.

COVID-19 Update
During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The pandemic has had and continues to have a significant effect on economic conditions in the United States, as the efforts of federal, state, local and foreign governments to react to the public health crisis with mitigation measures have created and continue to cause significant uncertainties in the U.S. and global economy, particularly as new variants of COVID-19 appear to be causing an increase in COVID-19 cases in certain places around the world. The extent to which the COVID-19 pandemic and its variants affect our business, operations and financial results depends, and will continue to depend, on numerous evolving factors that we may not be able to accurately predict such as the reduction or reimposition by government and health authorities of restrictions and progress in and effectiveness of vaccination efforts in the United States or in the countries in which we operate and conduct business.

Index
In response to the pandemic, our top priority continues being to take appropriate actions to protect the health and safety of our employees. We have adjusted standard operating procedures within our business operations to ensure continued worker safety, and are continually monitoring evolving health guidelines and responding to changes as appropriate. These procedures include reconfiguring facilities to reduce employee density, expanded and more frequent cleaning within facilities, implementation of appropriate and mandated hybrid-mode work, distancing programs, employee temperature monitoring, frequent testing and requiring use of certain personal protective equipment at our call centers in Mexico and Guatemala. As of December 31, 2021, all of our facilities are open and operating with adjustments to ensure compliance with social distancing and facial covering recommendations and requirements established by state and local regulations.

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

Although certain measures that restrict the normal course of operations of businesses and consumers were still in place for the year ended December 31, 2021, such measures did not have a material adverse effect on the Company’s financial condition, results of operations and cash flows for the year ended December 31, 2021. Notwithstanding the foregoing, the Company’s business is dependent upon the willingness and ability of its employees, network of agents and consumers to conduct money transfer services and the ultimate effects of the economic disruption caused by the pandemic and responses thereto. Although the Company’s operations continued effectively despite social distancing and other measures taken in response to the pandemic, the ultimate impact of the COVID-19 pandemic on our financial condition, results of operations and cash flows is subject to future developments, including the duration of the pandemic and the related extent of its severity, as well as its impact on the economic conditions, particularly the level of unemployment of our customers, inflation, interest rate levels and foreign exchange volatility, all of which remain uncertain and cannot be predicted at this time. If the global response to contain and remedy the COVID-19 pandemic escalates further or is unsuccessful, or if governmental decisions to ease pandemic related restrictions are ineffective, premature or counterproductive, the Company could experience a material adverse effect on its financial condition, results of operations and cash flows.

Further quantification and discussion of these pandemic related effects, to the extent relevant and material, are included in the discussion of results of operations below.

Key Factors and Trends Affecting our Business
Various trends and other factors have affected and may continue to affect our business, financial condition and operating results, including, but not limited to:

•public health conditions, including the COVID-19 pandemic, responses thereto and the economic and market effects thereof;

•competition in the markets in which we operate;

•volatility in foreign exchange rates that could affect the volume of consumer remittance activity and/or affect our foreign exchange related gains and losses;

•our ability to maintain favorable banking and agent relationships necessary to conduct our business;

•credit risks from our agents and the financial institutions with which we do business;

•bank failures, sustained financial illiquidity, or illiquidity at our clearing, cash management or custodial financial institutions;

•new technology or competitors that disrupt the current ecosystem, including by introducing digital platforms;

•cyber-attacks or disruptions to our information technology, computer network systems, data centers and phone apps;

•our ability to satisfy our debt obligations and remain in compliance with our credit facility requirements;

•our success in developing and introducing new products, services and infrastructure;

•customer confidence in our brand and in consumer money transfers generally;

•our ability to maintain compliance with applicable regulatory requirements;

Index
•international political factors, political stability, tariffs, border taxes or restrictions on remittances or transfers of money out of the United States and Canada;

•currency restrictions and volatility in countries in which we operate or plan to operate;

•consumer fraud and other risks relating to the authenticity of customers’ orders;

•changes in immigration laws and their enforcement;

•our ability to protect our brand and intellectual property rights;

•weakness in U.S. or international economic conditions;

•changes in tax laws; and

•our ability to recruit and retain key personnel.

Latin American political and economic conditions continue being unstable, as evidenced by high unemployment rates in key markets, currency reserves, currency controls, restricted lending activity, weak currencies and low consumer confidence, some of which reflects the impact of the COVID-19 pandemic, among other factors. Specifically, continued political and economic unrest in parts of Mexico and some countries in South America contributed to volatility. Our business has generally been resilient during times of economic instability as money remittances are essential to many recipients, with the funds used by the receiving parties for their daily needs; however, long-term sustained appreciation of the Mexican peso or Guatemalan quetzal as compared to the U.S. dollar could negatively affect our revenues and profitability.

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

We maintain a compliance department, the responsibility of which is to monitor transactions, detect and report suspicious activity, maintain appropriate records and train our employees and agents. An independent third-party periodically reviews our policies and procedures and performs independent testing to assess the effectiveness of our anti-money laundering and Bank Secrecy Act compliance program. We also maintain a regulatory affairs and licensing department, under the direction of our Chief Operating Officer, whose responsibility is to manage regulatory affairs and licensing.

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

Index
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

Salaries and Benefits

Salaries and benefits include cash and share-based compensation associated with our corporate employees and sales team as well as employees at our Company-operated stores. Corporate employees include management, customer service, compliance, information technology, operations, finance and human resources. Our sales team, located throughout the United States and Canada, is focused on supporting and growing our sending agent network. Share-based compensation is recognized as an expense on a straight-line basis over the requisite service period; unrecognized compensation expense related to options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) of approximately $8.4 million is expected to be recognized over a weighted-average period of 1.75 years.

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

Non-Operating Expenses
Interest Expense
Interest expense consists primarily of interest associated with our debt, which consists of a term loan facility and a revolving credit facility. The effective average interest rates for the year ended December 31, 2021 for the term loan facility and revolving credit facility, which related to the Original Credit Agreement (as defined herein) and A&R Credit Agreement (as defined herein), were 4.23% and 0.78%, respectively. Interest on the term loan and revolving credit facilities is determined by reference to either LIBOR (subject to replacement) or a “base rate”, in each case plus an applicable margin, under the A&R Credit Agreement, of between 2.50% and 3.00% per annum for LIBOR loans and between 1.50% and 2.00% per annum for base rate loans depending on the level of our consolidated leverage ratio, as calculated pursuant to the terms of the A&R Credit Agreement. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum.

Income tax provision
Our income tax provision includes the expected benefit of all deferred tax assets, including our net operating loss carryforwards. With few exceptions, our net operating loss carryforwards will expire from 2030 through 2041. After consideration of all evidence, both positive

Index
and negative, management has determined that no valuation allowance is required at December 31, 2021 on the Company’s U.S. federal or state deferred tax assets; however, a valuation allowance has been recorded as of December 31, 2021 on deferred tax assets associated with Canadian net operating loss carryforwards. Our income tax provision reflects the effects of state taxes, non-deductible expenses, share-based compensation expense, and foreign tax rates applicable to the Company’s foreign subsidiaries that are higher or lower than the U.S. statutory rate.

Net Income
Net income is determined by subtracting operating and non-operating expenses from revenues.

Earnings per Share
Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding for each period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares and common share equivalents outstanding for each period. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock units, restricted stock awards and performance stock units have vested, using the treasury stock method. Shares of treasury stock are not considered outstanding and therefore are excluded from the weighted average number of common shares outstanding calculation.

Segments
Our business is organized around one reportable segment that provides money transmittal services between the United States and Canada to Mexico, Guatemala and other countries in Latin America, Africa and Asia through a network of authorized agents located in various unaffiliated retail establishments and 36 Company-operated stores throughout the United States and Canada. This is based on the objectives of the business and how our chief operating decision maker, the CEO and President, monitors operating performance and allocates resources.

Index
Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

	Year Ended December 31,
(in thousands, except for share data)	2021	2020	2019
Revenues:
Wire transfer and money order fees, net	$393,241	$307,909	$273,081
Foreign exchange gain, net	62,832	46,763	44,268
Other income	3,133	2,537	2,252
Total revenues	459,206	357,209	319,601

Operating expenses:
Service charges from agents and banks	307,458	238,597	212,670
Salaries and benefits	43,065	32,831	30,705
Other selling, general and administrative expenses	31,340	22,086	27,095
Depreciation and amortization	9,491	10,828	12,689
Total operating expenses	391,354	304,342	283,159

Operating income	67,852	52,867	36,442

Interest expense	4,537	6,566	8,510

Income before income taxes	63,315	46,301	27,932

Income tax provision	16,472	12,517	8,323

Net income	$46,843	$33,784	$19,609

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
Revenues
Revenues for the above periods are presented below:

	Year Ended December 31,
($ in thousands)	2021	% of Revenues	2020	% of Revenues
Revenues:
Wire transfer and money order fees, net	$393,241	85%	$307,909	86%
Foreign exchange gain, net	62,832	14%	46,763	13%
Other income	3,133	1%	2,537	1%
Total revenues	$459,206	100%	$357,209	100%
Wire transfer and money order fees, net of $393.2 million, for the year ended December 31, 2021 increased by $85.3 million, or 27.7%, from $307.9 million for the year ended December 31, 2020. This increase was primarily due to a 25.4% increase in transaction volume compared to the year ended December 31, 2020, largely due to the continued growth in our agent network, which increased by 11.7% from December 2020 to December 2021, as our average price per transaction has remained stable as compared to the prior year.

Revenues from foreign exchange gain, net of $62.8 million for the year ended December 31, 2021, increased by $16.0 million, or 34.4%, from $46.8 million for the year ended December 31, 2020. This increase was primarily due to higher transaction volume achieved

Index
by growth in our agent network and a higher average amount sent by our customers, as well as, increased foreign exchange volatility in the Mexican peso during the year.

Operating Expenses

Operating expenses for the above periods are presented below:

	Year Ended December 31,
($ in thousands)	2021	% of Revenues	2020	% of Revenues
Operating expenses:
Service charges from agents and banks	$307,458	67%	$238,597	67%
Salaries and benefits	43,065	9%	32,831	9%
Other selling, general and administrative expenses	31,340	7%	22,086	6%
Depreciation and amortization	9,491	2%	10,828	3%
Total operating expenses	$391,354	85%	$304,342	85%

Service charges from agents and banks— Service charges from agents and banks were $307.5 million for the year ended December 31, 2021 compared to $238.6 million for the year ended December 31, 2020. The increase of $68.9 million, or 28.9%, was primarily due to the increase in transaction volume described above.

Salaries and benefits— Salaries and benefits were $43.1 million for the year ended December 31, 2021, an increase of $10.3 million, or 31.2%, from $32.8 million for the year ended December 31, 2020. The increase was primarily due to $7.7 million spent in talent acquisition and retention to support the continued growth of our business, increased wages and bonuses to recognize performance, a $1.1 million increase in commission expense for our sales representatives and a $1.4 million increase in share-based compensation as a result of new awards granted during 2021.

Other selling, general and administrative expenses— Other selling, general and administrative expenses of $31.3 million for the year ended December 31, 2021 increased by $9.2 million, or 41.9%, from $22.1 million for the year ended December 31, 2020.

The increase was primarily the result of:

•$1.7 million - relating to the losses from two separate closures of financial institutions in Mexico. These amounted to $2.0 million and $0.3 million (pre-tax) in 2021 and 2020, respectively;
•$2.1 million - increase in advertising and promotion expenses as compared to 2020 during which we curtailed these activities because of the COVID-19 pandemic;
•$1.0 million in a write-off of software development expenditures in the third quarter of 2021;
•$1.0 million of professional and legal fees directly attributable to potential acquisitions;
•$2.0 million - higher other operating expenses to support our business growth, some of which expenses were reduced last year due to the COVID-19 pandemic; and
•$1.3 million - higher IT related expenses incurred to sustain our business expansion and improve our technology environment.

Depreciation and amortization— Depreciation and amortization of $9.5 million for the year ended December 31, 2021 decreased by $1.3 million, or 12.3%, from $10.8 million for the year ended December 31, 2020. This decrease is mainly due to $1.8 million less amortization related to trade name, developed technology and agent relationships during the year ended December 31, 2021 as these intangibles are being amortized on an accelerated basis, which declines over time. This decrease was partially offset by an increase in depreciation of $0.5 million associated primarily with additional computer equipment to support our growing business and agent network.

Non-Operating Expenses
Interest expense— Interest expense was $4.5 million for the year ended December 31, 2021, a decrease of $2.1 million, or 30.9%, from $6.6 million for the year ended December 31, 2020. The decrease was primarily due to lower market interest rates paid under the credit agreements (as described below) and lower drawings under our revolving credit facility.

Income tax provision— Income tax provision was $16.5 million for the year ended December 31, 2021, an increase of $4.0 million, or 31.6%, from an income tax provision of $12.5 million for the year ended December 31, 2020. The increase in the income tax provision was mainly attributable to higher taxable income resulting from our growth as discussed above.

Index
Net Income
We reported net income of $46.8 million for the year ended December 31, 2021 compared to net income of $33.8 million for the year ended December 31, 2020, which resulted in an increase of $13.0 million due to the same factors discussed above.

Earnings Per Share
Earnings per Share - Basic for the year ended December 31, 2021 was $1.22, representing an increase of $0.33, or 37.1%, compared to $0.89 for the year ended December 31, 2020.

Earnings per Share - Diluted for the year ended December 31, 2021 was $1.20, representing an increase of $0.32, or 36.4%, compared to $0.88 for the year ended December 31, 2020.

The increase in both basic and diluted EPS largely reflect the increased net income discussed above.

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

Adjusted Net Income for the year ended December 31, 2021 was $57.5 million, representing an increase of $15.2 million, or 35.7%, from Adjusted Net Income of $42.3 million for the year ended December 31, 2020. The increase in Adjusted Net Income was primarily due to the increase in net income discussed above and certain higher adjusting items detailed in the table below.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted Net Income:

	Year Ended December 31,
(in thousands, except for share data)	2021	2020

Net Income	$46,843	$33,784

Adjusted for:
Share-based compensation (a)	4,601	3,237
Offering costs (b)	—	509
TCPA Settlement (c)	—	60
Loss on bank closure (d)	2,000	252
Transaction costs (e)	1,006	—
Other charges and expenses (f)	1,705	637
Amortization of intangibles (g)	5,052	6,841
Income tax benefit related to adjustments (h)	(3,738)	(2,981)
Adjusted Net Income	$57,469	$42,339

Adjusted Earnings per share
Basic	$1.49	$1.11
Diluted	$1.47	$1.10

Weighted-average common shares outstanding
Basic	38,474,040	38,060,290
Diluted	39,103,450	38,358,171

(a)Represents share-based compensation relating to equity awards granted to employees and independent directors of the Company.
(b)Represents expenses incurred for professional and legal fees in connection with secondary offerings for the Company’s common stock.
(c)Represents legal fees for the settlement of a class action lawsuit related to the TCPA.
(d)Represents two separate losses during the years ended December 31, 2021 and 2020, respectively, related to the closure of financial institutions in Mexico.
(e)Represents professional and legal fees incurred in potential acquisitions, which are included within “Other selling, general and administrative expenses” in our consolidated statements of income and comprehensive income.
(f)Represents primarily loss on disposal of fixed assets, including a write-off of software development expenditures in an amount of $1.0 million during the year ended December 31, 2021 and foreign currency (gains) losses.
(g)Represents the amortization of certain intangible assets that resulted from the application of push-down accounting.
(h)Represents the current and deferred tax impact of the taxable adjustments to net income using the Company’s blended federal and state tax rate for each period. Relevant tax-deductible adjustments include all adjustments to net income.

Index
Adjusted Earnings per Share - Basic (previously defined and used as described above) for the year ended December 31, 2021 was $1.49, representing an increase of $0.38, or 34.2%, compared to $1.11 for the year ended December 31, 2020.

Adjusted Earnings per Share - Diluted (previously defined and used as described above) for the year ended December 31, 2021 was $1.47, representing an increase of $0.37, or 33.6%, compared to $1.10 for the year ended December 31, 2020.

The following table presents the reconciliation of GAAP Earnings per Share, our closest GAAP measure, to Adjusted Earnings per Share:

	Year Ended December 31,
	2021		2020
	Basic	Diluted	Basic	Diluted
GAAP Earnings per Share	$1.22	$1.20	$0.89	$0.88
Adjusted for:
Share-based compensation	0.12	0.12	0.09	0.08
Offering costs	—	—	0.01	0.01
TCPA settlement	—	—	NM	NM
Loss on bank closure	0.05	0.05	0.01	0.01
Transaction costs	0.03	0.03	—	—
Other charges and expenses	0.04	0.04	0.02	0.02
Amortization of intangibles	0.13	0.13	0.18	0.18
Income tax benefit related to adjustments	(0.10)	(0.10)	(0.08)	(0.08)
Adjusted Earnings per Share	$1.49	$1.47	$1.11	$1.10

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
Adjusted EBITDA for the year ended December 31, 2021 was $86.7 million, representing an increase of $18.3 million, or 26.7%, from $68.4 million for the year ended December 31, 2020. The increase in Adjusted EBITDA was primarily due to the increase in net income discussed above and certain higher adjusting items detailed in the table below.
The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted EBITDA:

Index

	Year Ended December 31,
(in thousands)	2021	2020

Net Income	$46,843	$33,784

Adjusted for:
Interest expense	4,537	6,566
Income tax provision	16,472	12,517
Depreciation and amortization	9,491	10,828
EBITDA	77,343	63,695
Share-based compensation (a)	4,601	3,237
Offering costs (b)	—	509
TCPA Settlement (c)	—	60
Loss on bank closure (d)	2,000	252
Transaction costs (e)	1,006	—
Other charges and expenses (f)	1,705	637
Adjusted EBITDA	$86,655	$68,390
(a)Represents share-based compensation relating to equity awards granted to employees and independent directors of the Company.
(b)Represents expenses incurred for professional and legal fees in connection with secondary offerings for the Company’s common stock.
(c)Represents legal fees for the settlement of a class action lawsuit related to the TCPA.
(d)Represents two separate losses during the years ended December 31, 2021 and 2020, respectively, related to the closure of financial institutions in Mexico.
(e)Represents professional and legal fees incurred in potential acquisitions, which are included within “Other selling, general and administrative expenses” in our consolidated statements of income and comprehensive income.
(f)Represents primarily loss on disposal of fixed assets, including a write-off of software development expenditures in an amount of $1.0 million during the year ended December 31, 2021 and foreign currency (gains) losses.

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
A discussion of changes in our results of operations from fiscal 2020 to fiscal 2019 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 15, 2021, which is available free of charge on the SECs website at www.sec.gov and at www.intermexonline.com, by clicking “Investors” located at the bottom of the page.

Liquidity and Capital Resources
We consider liquidity in terms of cash flows from operations and their sufficiency to fund business operations, including working capital needs, debt service, acquisitions, capital expenditures, contractual obligations and other commitments. In particular, to meet our payment service obligations at all times, we must have sufficient highly liquid assets and be able to move funds on a timely basis.

Our principal sources of liquidity are our cash generated by operating activities supplemented with borrowings under our revolving credit facility. Our primary cash needs are for day-to-day operations, to pay interest and principal on our indebtedness, to fund working capital requirements and to make capital expenditures.

Notwithstanding the recent effects of the COVID-19 pandemic in the U.S. economy, we have funded and still expect to continue funding our liquidity requirements through internally generated funds, supplemented in the ordinary course, with borrowings under our revolving credit facility. While our operating cash flows may be affected by the economic conditions resulting from the pandemic and other factors, we maintain a strong cash balance position and have access to committed funding sources, which we have used only on a limited and ordinary course basis during the year ended December 31, 2021. Therefore, we believe that our projected cash flows generated from operations, together with borrowings under our revolving credit facility are sufficient to fund our principal debt payments, interest expense, our working capital needs and our expected capital expenditures for at least the next twelve months.

Index
Amended and Restated Credit Agreement

The Company and certain of its domestic subsidiaries as borrowers and the other guarantors from time to time party thereto (collectively, the “Loan Parties”) entered into a financing agreement with a group of banking institutions, dated November 7, 2018 and further amended on various dates (as amended, the “Original Credit Agreement”). The Original Credit Agreement provided for a $45.0 million revolving credit facility, a $90.0 million term loan facility and an up to $30.0 million incremental facility of which an aggregate of $22.0 million was utilized prior to entry into the A&R Credit Agreement. The Original Credit Agreement also provided for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The maturity date of the Original Credit Agreement was November 7, 2023.

On June 24, 2021, the Loan Parties entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with a group of banking institutions. The A&R Credit Agreement amended and restated in its entirety the Original Credit Agreement. The A&R Credit Agreement provides for a $150.0 million revolving credit facility, an $87.5 million term loan facility and an uncommitted incremental facility, which may be utilized for additional revolving or term loans, of up to $70.0 million. The A&R Credit Agreement also provides for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The proceeds of the term loan were used to refinance the existing term loan under the Original Credit Agreement, and the revolving credit facility is available for working capital, general corporate purposes and to pay fees and expenses in connection with this transaction. The maturity date of the A&R Credit Agreement is June 24, 2026.

As of December 31, 2021, we had total indebtedness of $85.3 million, consisting of borrowings under the term loan facility and excluding debt origination costs of $2.2 million. As of December 31, 2021 and 2020, there were no outstanding amounts drawn on the revolving credit facility. There were $220.0 million of additional borrowings available under these facilities as of December 31, 2021.

At the election of the Company, interest on the term loan facility and revolving credit facility under the A&R Credit Agreement is determined by reference to either LIBOR (subject to replacement) or a “base rate”, in each case plus an applicable margin ranging between 2.50% and 3.00% per annum for LIBOR loans or between 1.50% and 2.00% per annum for base rate loans depending on the level of our consolidated leverage ratio, as calculated pursuant to the terms of the A&R Credit Agreement. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum. The effective interest rates for the year ended December 31, 2021 for the term loan and revolving credit facility were 4.23% and 0.78%, respectively. Interest is payable (x)(i) generally on the last day of each interest period selected for LIBOR loans, but in any event, not less frequently than every three months, and (ii) on the last business day of each quarter for base rate loans and (y) at final maturity. The A&R Credit Agreement contains provisions for the replacement of the benchmark for interest rates in light of the cessation of the publication of LIBOR rates.

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

The A&R Credit Agreement contains financial covenants that require the Company to maintain a quarterly minimum fixed charge coverage ratio of 1.25:1.00 and a quarterly maximum consolidated leverage ratio of 3.25:1.00. As of December 31, 2021, we were in compliance with the covenants of the A&R Credit Agreement. The A&R Credit Agreement also contains covenants that limit the Company’s and its subsidiaries’ ability to, among other things, grant liens, incur additional indebtedness, make acquisitions or investments, dispose of certain assets, change the nature of their businesses, enter into certain transactions with affiliates or amend the terms of material indebtedness.

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

Repurchase Program

In August 2021, the Company’s Board of Directors approved a stock repurchase program (the “Repurchase Program”) that authorizes the Company to purchase up to $40.0 million of outstanding shares of the Company’s common stock. Under the Repurchase Program, the Company is authorized to repurchase shares from time to time in accordance with applicable laws, both on the open market and in privately negotiated transactions and may include the use of derivative contracts or structured share repurchase agreements. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of the Company’s common stock and the nature of other investment opportunities. The Repurchase Program may be limited, suspended or discontinued at any time without prior notice. The Repurchase Program does not have an expiration date. Under the terms of the A&R Credit Agreement, the Company has restrictions that limit the maximum amount of repurchases to (i) $40.0 million in the aggregate (plus the Available Amount as defined in the A&R Credit Agreement) and (ii) $10.0 million annually for shares held by any current or former officer, director, employee or consultant (or any spouses, ex-spouses or estates of the foregoing) of the Company or its subsidiaries.

During the year ended December 31, 2021, the Company purchased 341,522 shares for an aggregate purchase price totaling $5.6 million. As of December 31, 2021, the remaining amount available for future share repurchases under the Repurchase Program was $34.4 million.

Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$78,098	$(880)	$52,534
Net cash used in investing activities	(10,773)	(4,062)	(6,719)
Net cash used in financing activities	(9,616)	(6,160)	(32,944)
Effect of exchange rate changes on cash	(142)	(108)	217
Net increase (decrease) in cash	57,567	(11,210)	13,088
Cash, beginning of the year	$74,907	$86,117	$73,029
Cash, end of the year	$132,474	$74,907	$86,117
Operating Activities
Net cash provided by operating activities was $78.1 million for the year ended December 31, 2021, a change of $79.0 million from net cash used in operating activities of $0.9 million for the year ended December 31, 2020. The change of $79.0 million is primarily a result of $65.7 million related to changes in working capital, which varies due to timing of money transmissions and payments, and by additional cash generated by our improved operating results for the year ended December 31, 2021, which reflected the further growth of our business.
Investing Activities
Net cash used in investing activities was $10.8 million for the year ended December 31, 2021, an increase of $6.7 million from $4.1 million for the year ended December 31, 2020. This increase in cash used was primarily due to higher purchases of property and equipment as a result of our continued growth of sending agents, as well as, upgrading equipment of existing agents during the year ended December 31, 2021.
Financing Activities
Net cash used in financing activities was $9.6 million for the year ended December 31, 2021, which primarily consisted of a $40.1 million debt repayment and $2.9 million of debt origination costs in connection with the refinancing of the Original Credit Agreement, $4.1 million in scheduled quarterly payments due on the term loan facility, $5.6 million of repurchases of common stock and $0.8 million of payments for stock-based awards for shares withheld in connection with stock-based compensation arrangements and related payments to taxing authorities, offset by $40.2 million borrowings in connection with the refinancing of the Original Credit Agreement and $3.8 million in proceeds from issuance of stock as a result of the exercise of options.

Index
Net cash used in financing activities was $6.2 million for the year ended December 31, 2020, which consisted of $7.7 million in scheduled quarterly repayments due on the term loan facility, offset by $1.5 million of proceeds from issuance of stock as a result of the exercise of options.
Contractual Obligations
The following table includes aggregated information about contractual obligations that affect our liquidity and capital needs. At December 31, 2021, our contractual obligations over the next several periods were as follows:

(in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Debt, principal payments	$85,313	$4,375	$13,125	$67,813	$—
Interest payments	10,961	2,717	5,032	3,212	—
Non-cancelable operating leases	4,870	1,625	2,268	970	7
Total	$101,144	$8,717	$20,425	$71,995	$7

Our consolidated balance sheet reflects $83.1 million of debt as of December 31, 2021, as the principal payment obligations of $85.3 million are gross of unamortized debt origination costs of $2.2 million. The above table reflects the principal and interest of the revolver and term loan under the A&R Credit Agreement that will be paid through the maturity of the debt using the rates in effect on December 31, 2021 and assuming no voluntary prepayments of principal.

Non-cancelable operating leases include various office leases, including our office headquarters.

Critical Accounting Estimates
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

Allowance for Credit Losses
Accounts receivable are recorded upon initiation of the wire transfer and are typically due to us within five days. We maintain an allowance for credit losses for estimated losses resulting primarily from the inability of our sending agents to make required payments. When preparing these estimates, we consider a number of factors, including the aging of a sending agent’s account, creditworthiness of specific sending agents, historical trends and other information. One of the most significant judgments used in the allowance for credit losses estimate relates to the net historical loss rates for the different pools of accounts and advances receivable grouped based on similar characteristics.

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

Goodwill is not amortized; however, it is assessed for impairment at least annually, at the beginning of the fourth quarter, or more frequently if triggering events occur. For purposes of the annual impairment test, management initially performs a qualitative assessment, which includes consideration of the economic, industry and market conditions in addition to our overall financial performance and the performance of these assets. If our qualitative assessment does not conclude that it is more likely than not that the estimated fair value of the reporting unit is greater than the carrying value, we perform a quantitative analysis. In a quantitative test, the fair value of a reporting unit is determined based on a discounted cash flow analysis. A discounted cash flow analysis requires us to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on our long-term projections. Assumptions used in our impairment testing are consistent with our internal forecasts and operating plans. If the fair value of the reporting unit exceeds its carrying amount, there is no impairment. If not, we recognize an impairment equal to the difference between the carrying amount of the reporting unit and its fair value, not to exceed the carrying amount of goodwill.

Index
The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value. While the Company believes the judgments and assumptions used in the goodwill impairment tests are reasonable, different assumptions or changes in general industry, market and macro-economic conditions, including a more prolonged and/or severe COVID-19 pandemic, could change the estimated fair values and, therefore, future impairment charges could be required, which could be material to the consolidated financial statements.

The Company evaluates amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending upon the nature of the assets.

Uncertain Tax Position
The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions and our foreign subsidiaries are subject to taxes by local tax authorities. As required by the uncertain tax position guidance, we recognize the financial statement benefit of a position only after determining that the relevant tax authority would more likely than not sustain the positions following an audit. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. We apply the uncertain tax position guidance to all tax positions for which the statute of limitations remains open. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results.

Recent Accounting Pronouncements
Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 2, “Summary of Significant Accounting Policies”, for further discussion.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
We manage foreign currency risk through the structure of the business and an active risk management process. We currently settle with our payers in Latin America primarily by entering into foreign exchange spot transactions with local and foreign currency providers (“counterparties”). The foreign currency exposure on our foreign exchange spot transactions is limited by the fact that all transactions are settled within two business days from trade date. Foreign currency fluctuations, however, may negatively affect our average exchange gain per transaction. The Company had open spot foreign exchange contracts for Mexico and Guatemala amounting to approximately $48.6 million and $42.5 million at December 31, 2021 and 2020, respectively.

In addition, included in wire transfers and money orders payable, net in our consolidated balance sheets as of December 31, 2021 and 2020, there are $17.8 million and $7.6 million, respectively, of wire transfers payable denominated in foreign currencies, primarily in Mexican pesos and Guatemalan quetzales.

Also, included in prepaid wires, net in our consolidated balance sheets as of December 31, 2021 and 2020, there are $39.7 million and $50.1 million, respectively, of prepaid wires denominated in foreign currencies, primarily in Mexican pesos and Guatemalan quetzales.

We are also exposed to changes in currency rates as a result of our investments in foreign operations and revenues generated in currencies other than the U.S. dollar. Revenues and profits generated by international operations will increase or decrease because of changes in foreign currency exchange rates. This foreign currency risk is related primarily to our operations in our foreign subsidiaries. Revenues from our foreign subsidiaries represent less than 1% of our consolidated revenues for the year ended December 31, 2021. Therefore, a 10% increase or decrease in these currency rates against the U.S. Dollar would result in a de minimis change to our overall operating results.

The spot and average exchange rates for Mexico, Guatemala and Canada currencies to U.S. dollar are as follows:

Index

	2021		2020		2019
	Spot(1)	Average(2)	Spot(1)	Average(2)	Spot(1)	Average(2)
U.S. dollar/Mexico Peso	20.50	20.27	19.89	21.47	18.86	19.23
U.S. dollar/Guatemala Quetzal	7.71	7.73	7.79	7.71	7.69	7.69
U.S. dollar/Canadian Dollar	1.28	1.25	1.28	1.34	1.31	1.33

(1)Spot exchange rates are as of December 31, 2021, 2020 and 2019.
(2)Average exchange rates are for the years ended December 31, 2021, 2020 and 2019.

Long-term sustained appreciation of the Mexican peso or Guatemalan quetzal as compared to the U.S. dollar could affect our margins.

Interest Rate Risk
Interest on the term loan facility and revolving credit facility under the A&R Credit Agreement is determined by reference to either LIBOR (subject to replacement) or a “base rate”, in each case plus an applicable margin ranging between 2.50% and 3.00% per annum for LIBOR loans and between 1.50% and 2.00% per annum for base rate loans depending on the level of our consolidated leverage ratio. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum. Because interest expense is subject to fluctuation, if interest rates increase, our debt service obligations on such variable rate indebtedness would increase even though the amount borrowed remained the same. Accordingly, an increase in interest rates would adversely affect our profitability. The A&R Credit Agreement contains provisions for the replacement of the benchmark for interest rates in light of the cessation of the publication of LIBOR rates.

As of December 31, 2021, we had $85.3 million in outstanding borrowings under the term loan. A hypothetical 1% increase or decrease in the interest rate on our indebtedness as of December 31, 2021 would have increased or decreased cash interest expense on our term loan by approximately $0.9 million per annum.

Credit Risk
We maintain certain cash balances in various U.S. banks, which at times, may exceed federally insured limits. We have not incurred any losses on these accounts. In addition, we maintain various bank accounts in Mexico, Guatemala and Canada, which are not insured. During the year ended December 31, 2021, we did not incur any losses on these uninsured accounts with the exception of a $2.0 million provision we recorded as a result of the closure of a financial institution in Mexico during the third quarter of 2021 (See Note 5 in Item 8). To manage our exposure to credit risk with respect to cash balances and other credit risk exposure resulting from our relationships with banks and financial institutions, we regularly review cash concentrations, and we attempt to diversify our cash balances among global financial institutions.

We are also exposed to credit risk related to receivable balances from sending agents. We perform a credit review before each agent signing and conduct ongoing analyses of sending agents and certain other parties we transact with directly. As of December 31, 2021, we also had $1.4 million outstanding of agent advances receivable from sending agents. Most of the agent advances receivable are collateralized by personal guarantees from the sending agents and by assets from their businesses. Due to the COVID-19 pandemic, it is possible we could be adversely affected by credit losses, such as those related to our outstanding agent advances receivable from sending agents. At the date of this report, however, we are not aware of any significant exposure and are continuing to monitor our credit risk.

Our provision for bad debt was approximately $1.5 million for the year ended December 31, 2021 (0.3% of total revenues), $1.8 million for the year ended December 31, 2020 (0.5% of total revenues) and $1.6 million for the year ended December 31, 2019 (0.5% of total revenues). The decrease in our provision for bad debt in the year ended December 31, 2021 is due to higher write-offs of accounts receivable in 2020 compared to 2021 as a result of the deterioration of the creditworthiness of a small number of sending agents.

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
Miami, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of International Money Express, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP

Certified Public Accountants

We have served as the Company’s auditor since 2017.

Miami, Florida

March 7, 2022

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$132,474	$74,907
Accounts receivable, net of allowance of $2,181 and $1,503, respectively	67,317	55,017
Prepaid wires, net	56,766	53,281
Prepaid expenses and other current assets	6,988	3,521
Total current assets	263,545	186,726

Property and equipment, net	17,905	13,021
Goodwill	36,260	36,260
Intangible assets, net	15,392	20,430
Other assets	7,434	3,036
Total assets	$340,536	$259,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net	$3,882	$7,044
Accounts payable	23,151	12,771
Wire transfers and money orders payable, net	56,066	41,746
Accrued and other liabilities	33,760	22,380
Total current liabilities	116,859	83,941
Long-term liabilities:
Long-term debt, net	79,211	80,579
Deferred tax liability, net	1,426	692
Total long-term liabilities	80,637	81,271

Commitments and contingencies, see Note 16

Stockholders’ equity:
Common stock $0.0001 par value; 230,000,000 shares authorized, 38,820,222 and 38,217,125 shares issued and 38,478,700 and 38,217,125 shares outstanding as of December 31, 2021 and 2020, respectively	4	4
Additional paid-in capital	66,875	59,310
Retained earnings	81,803	34,960
Accumulated other comprehensive loss	(76)	(13)
Treasury stock, at cost; 341,522 shares as of December 31, 2021 (none as of December 31, 2020)	(5,566)	—
Total stockholders’ equity	143,040	94,261
Total liabilities and stockholders’ equity	$340,536	$259,473

The accompanying notes are an integral part of these consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(in thousands, except for share data)

	Year Ended December 31,
	2021	2020	2019

Revenues:
Wire transfer and money order fees, net	$393,241	$307,909	$273,081
Foreign exchange gain, net	62,832	46,763	44,268
Other income	3,133	2,537	2,252
Total revenues	459,206	357,209	319,601

Operating expenses:
Service charges from agents and banks	307,458	238,597	212,670
Salaries and benefits	43,065	32,831	30,705
Other selling, general and administrative expenses	31,340	22,086	27,095
Depreciation and amortization	9,491	10,828	12,689
Total operating expenses	391,354	304,342	283,159

Operating income	67,852	52,867	36,442

Interest expense	4,537	6,566	8,510

Income before income taxes	63,315	46,301	27,932

Income tax provision	16,472	12,517	8,323

Net income	46,843	33,784	19,609

Other comprehensive (loss) income	(63)	(106)	95

Comprehensive income	$46,780	$33,678	$19,704

Earnings per common share:
Basic	$1.22	$0.89	$0.52
Diluted	$1.20	$0.88	$0.52

Weighted-average common shares outstanding:
Basic	38,474,040	38,060,290	37,428,345
Diluted	39,103,450	38,358,171	37,594,158

The accompanying notes are an integral part of these consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except for share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance, December 31, 2018	36,182,783	$4	—	$—	$61,889	$(17,418)	$(2)	$44,473
Adoption of new accounting pronouncement	—	—	—	—	—	(1,015)	—	(1,015)
Warrant exchange	1,800,065	—	—	—	(10,031)	—	—	(10,031)
Net income	—	—	—	—	—	19,609	—	19,609
Issuance of common stock:
Exercise of stock options	30,349	—	—	—	227	—	—	227
Restricted stock units	21,192	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2,609	—	—	2,609
Adjustment from foreign currency translation, net	—	—	—	—	—	—	95	95
Balance, December 31, 2019	38,034,389	$4	—	$—	$54,694	$1,176	$93	$55,967
Net income	—	—	—	—	—	33,784	—	33,784
Issuance of common stock:
Exercise of stock options	163,783	—	—	—	1,379	—	—	1,379
Restricted stock units	18,953	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	3,237	—	—	3,237
Adjustment from foreign currency translation, net	—	—	—	—	—	—	(106)	(106)
Balance, December 31, 2020	38,217,125	$4	—	$—	$59,310	$34,960	$(13)	$94,261
Net income	—	—	—	—	—	46,843	—	46,843
Issuance of common stock:
Exercise of stock options, net of shares withheld for taxes	463,021	—	—	—	3,037	—	—	3,037
Restricted stock units	47,728	—	—	—	(73)	—	—	(73)
Restricted stock awards	88,215	—	—	—	—	—	—	—
Fully vested shares	4,133	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	4,601	—	—	4,601
Adjustment from foreign currency translation, net	—	—	—	—	—	—	(63)	(63)
Acquisition of treasury stock, at cost	—	—	(341,522)	(5,566)	—	—	—	(5,566)
Balance, December 31, 2021	38,820,222	$4	(341,522)	$(5,566)	$66,875	$81,803	$(76)	$143,040

The accompanying notes are an integral part of these consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$46,843	$33,784	$19,609
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,491	10,828	12,689
Share-based compensation	4,601	3,237	2,609
Provision for credit losses	1,537	1,801	1,626
Debt origination costs amortization	875	760	734
Deferred income tax provision, net	734	1,433	1,863
Loss on disposal of property and equipment	1,423	419	265
Total adjustments	18,661	18,478	19,786
Changes in operating assets and liabilities:
Accounts receivable, net	(13,846)	(17,080)	(5,655)
Prepaid wires, net	(3,887)	(35,598)	8,805
Prepaid expenses and other assets	(6,355)	(1,137)	(659)
Wire transfers and money orders payable, net	14,726	2,092	3,416
Accounts payable and accrued and other liabilities	21,956	(1,419)	7,232
Net cash provided by (used in) operating activities	78,098	(880)	52,534

Cash flows from investing activities:
Purchases of property and equipment	(10,588)	(4,062)	(6,469)
Acquisition of agent locations	(185)	—	(250)
Net cash used in investing activities	(10,773)	(4,062)	(6,719)

Cash flows from financing activities:
Borrowings under term loan facility	40,158	—	12,000
Repayments of term loan facility	(44,228)	(7,661)	(4,956)
Repayments under revolving loan, net	—	—	(30,000)
Payment of debt origination costs	(2,944)	—	(240)
Proceeds from exercise of options	3,813	1,501	283
Payments for stock-based awards	(849)	—	—
Repurchases of common stock	(5,566)	—	—
Cash paid in warrant exchange	—	—	(10,031)
Net cash used in financing activities	(9,616)	(6,160)	(32,944)

Effect of exchange rate changes on cash	(142)	(108)	217

Net increase (decrease) in cash	57,567	(11,210)	13,088

Cash, beginning of the year	74,907	86,117	73,029

Cash, end of the year	$132,474	$74,907	$86,117

The accompanying notes are an integral part of these consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,666	$5,812	$8,768
Cash paid for income taxes	$13,456	$11,140	$4,870

Supplemental disclosure of non-cash investing activity:
Agent business acquired in exchange for receivables	$—	$—	$85

Supplemental disclosure of non-cash financing activity:
Issuance of common stock for cashless exercise of options	$2,973	$130	$21

The accompanying notes are an integral part of these consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS OF PRESENTATION AND BUSINESS
International Money Express, Inc. (the “Company” or “us” or “we”) operates as a money transmitter between the United States of America (“United States” or “U.S.”) and Canada to Mexico, Guatemala and other countries in Latin America, Africa and Asia through a network of authorized agents located in various unaffiliated retail establishments and 36 Company-operated stores throughout the United States and Canada.

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). Although the worst effects of the pandemic appear to have subsided in the United States, the pandemic has had and continues to have a significant effect on economic conditions in the United States, and continues to cause significant uncertainties in the U.S. and global economies, particularly as a result of new variants of COVID-19, which appear to be causing an increase in COVID-19 cases in certain places around the world. Public health officials and medical professionals have warned that COVID-19 resurgences may continue to occur due to a variety of factors, including the extent of economic activity, social interaction, vaccination rates and the emergence of potent variants. It is unclear how long any resurgence will last, how severe it will be, and what safety measures governments and businesses will impose in response.

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

The consolidated financial statements of the Company include Intermex Holdings, Inc. (“Holdings”), its wholly-owned indirect subsidiary, Intermex Wire Transfer, LLC (“LLC”), Intermex Wire Transfers de Guatemala, S.A. (“Intermex Guatemala”) - 100% owned by LLC, Intermex Wire Transfer de Mexico, S.A. and Intermex Transfers de Mexico, S.A. (“Intermex Mexico”) - 98.0% directly owned by LLC and 2.0% directly owned by Holdings, Intermex Wire Transfer Corp. - 100% owned by LLC, Intermex Wire Transfer II, LLC - 100% owned by LLC and Canada International Transfers Corp. - 100% owned by LLC.

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
Earnings per Share
Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding for each period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares and common share equivalents outstanding for each period. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) have vested, using the treasury stock method. Potential common shares are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive. All potential common shares are anti-dilutive in periods of net loss. Treasury stock shares that have been repurchased are not considered outstanding and therefore are excluded from the weighted average number of common shares outstanding calculation.

Index
Cash
Cash is comprised of deposits in U.S. and foreign banks. The Company recognizes interest income from its cash deposits on an accrual basis. The Company considers cash equivalents to be short term, highly liquid investments with original maturities of three months or less.
Concentrations
The Company maintains certain of its cash balances in various U.S. banks, which at times, may exceed federally insured limits. The Company has not incurred any losses on these accounts. In addition, the Company maintains various bank accounts in Mexico, Guatemala and Canada, which are not insured. During the year ended December 31, 2021, the Company has not incurred any significant losses on these uninsured foreign bank accounts, with the exception of a $2.0 million valuation allowance recorded by the Company on the balance of deposits held as a result of the closure of a financial institution in Mexico during the third quarter of 2021 (see Note 5). Management believes it is not exposed to any significant credit risk regarding these accounts as it performs periodic reviews of the creditworthiness of the financial institutions the Company uses. Cash balances were as follows (in thousands):

	December 31,
	2021	2020
Cash in U.S. dollars in U.S. banks	$130,032	$72,566
Cash in foreign banks and foreign currency	2,433	2,332
Petty cash	9	9
	$132,474	$74,907
A substantial portion of our paying agents are concentrated in a few large banks and financial institutions and large retail chains. Our largest paying agent by volume accounted for approximately 22% and 18% of the Company’s total remittance volume for the years ended December 31, 2021 and 2020, respectively, primarily from the U.S. to Mexico.

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

Refer to Note 3 for the discussion related to revenue recognition and additional information on the Company’s revenue.
Business Combinations
The Company accounts for its business combinations using the acquisition method, which requires that intangible assets be recognized apart from goodwill if they are contractual in nature or separately identifiable. Acquisitions are measured based on the fair value of consideration transferred and, if the consideration transferred is not cash, measurement is based on the fair value of the consideration transferred or the fair value of the assets acquired, whichever is more reliably measurable. The excess of the consideration transferred over the fair value of identifiable acquired assets and liabilities assumed is allocated to goodwill.
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
Accounts Receivable and Allowance for Credit Losses
Accounts receivable and agent advances receivable are recorded at their net realizable value, which is net of an allowance for credit losses. Accounts receivable are recorded upon initiation of the wire transfer and are typically due to the Company within five days. The Company maintains an allowance for credit losses for estimated losses resulting from the inability of its sending agents to make required payments.

Index
When preparing these estimates, management considers a number of factors, including the aging of a sending agent’s account, creditworthiness of specific sending agents, historical loss rates and other information. The Company reviews its allowance for credit losses policy periodically, reflecting current risks and changes in industry conditions and, when necessary, will increase its allowance for credit losses and recognize a provision for credit losses, included in other selling, general and administrative expenses in the consolidated statements of income and comprehensive income. Accounts receivable that are more than 90 days past due are charged off against the allowance for credit losses.
In the third quarter of 2021, the Company modified its estimate of the allowance for credit losses and made refinements to the related calculation methodology of net historical loss rates for the different pools of accounts and agent advances receivable grouped based on similar characteristics.
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
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist primarily of prepaid expenses, agent advances receivable (see Note 5) and deferred financing costs. Interest income on agent advances receivable is recognized on a cash basis due at the end of each calendar month, which is when the interest payments are due from the majority of the agent advances receivable.
Wire Transfers Payable, Net
Wire transfers payable, net represent wires pending to be picked up by the beneficiary of the money transfer net of funds provided to certain paying agents in advance of a transaction.
Property and Equipment
Property and equipment, including leasehold improvements, are stated at cost, or the allocated fair value in purchase accounting, less accumulated depreciation and amortization. The costs of additions and betterments that substantially extend the useful life of an asset are capitalized and the expenditures for ordinary repairs and maintenance are expensed in the period incurred as part of other selling, general and administrative expenses in the consolidated statements of income and comprehensive income. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the lease term or the estimated useful life of the improvement, whichever is shorter. At the time depreciable assets are retired or otherwise disposed, the cost and the related accumulated depreciation of such assets are eliminated from the accounts and any gain or loss is recognized in the current period. The Company capitalizes costs incurred for the development of internal use computer software, which are depreciated over five years using the straight-line method.
Goodwill and Intangible Assets
Goodwill and intangible assets result primarily from business combination acquisitions. Intangible assets include agent relationships, trade name, developed technology and other intangibles, all with finite lives. Other intangibles relate to the acquisition of certain agent locations. Upon the acquisition, the purchase price is first allocated to identifiable assets and liabilities, including the trade name and other intangibles, with any remaining purchase price recorded as goodwill.
Goodwill is not amortized; however, it is assessed for impairment at least annually, at the beginning of the fourth quarter, or more frequently if triggering events occur. For purposes of the annual assessment, management initially performs a qualitative assessment, which includes consideration of the economic, industry and market conditions in addition to our overall financial performance and the performance of these assets. If our qualitative assessment does not conclude that it is more likely than not that the estimated fair value of the reporting unit is greater than the carrying value, we perform a quantitative analysis. In a quantitative test, the fair value of a reporting unit is determined based on a discounted cash flow analysis. A discounted cash flow analysis requires us to make various assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on our long-term projections. Assumptions used in our impairment testing are consistent with our internal forecasts and operating plans. If the fair value of the reporting unit exceeds its carrying amount, there is no impairment. If not, we recognize an impairment equal to the difference between the carrying amount of the reporting unit and its fair value, not to exceed the carrying amount of goodwill.

Index
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
Debt Origination Costs
The Company incurred debt origination costs related to the credit agreement, consisting of a term loan and a revolving credit facility and amortizes these costs over the life of the related debt using the straight-line method, which approximates the effective interest method. The unamortized portion of debt origination costs related to the term loan is recorded on the consolidated balance sheets as an offset to the related debt, while deferred up-front commitment fees paid directly to the lender related to the revolving credit facility are recorded within other assets in the consolidated balance sheets. Amortization of debt origination costs is included as a component of interest expense in the consolidated statements of income and comprehensive income.
Advertising Costs
Advertising costs are included in other selling, general and administrative expenses in the consolidated statements of income and comprehensive income and are expensed as incurred. The Company incurred advertising costs of approximately $2.5 million, $0.4 million and $1.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Income Taxes
The Company accounts for income taxes in accordance with GAAP which requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not.
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

Index
Gains from foreign currency transactions amounted to approximately $0.3 million, $0.2 million and $41.0 thousand for the years ended December 31, 2021, 2020 and 2019, respectively, and are included in other selling, general and administrative expenses in the consolidated statements of income and comprehensive income.
We manage foreign currency risk through the structure of the business and an active risk management process. We currently settle with our payers in Latin America primarily by entering into foreign exchange spot transactions with local and foreign currency providers (“counterparties”). The foreign currency exposure on our foreign exchange spot transactions is limited by the fact that all transactions are settled within two business days from trade date. Foreign currency fluctuations, however, may negatively affect our average exchange gain per transaction. The Company had open spot foreign exchange contracts for Mexico and Guatemala amounting to approximately $48.6 million and $42.5 million at December 31, 2021 and 2020, respectively.
In addition, included in wire transfers and money orders payable, net in our consolidated balance sheets as of December 31, 2021 and 2020, there are $17.8 million and $7.6 million, respectively, of wire transfers payable denominated in foreign currencies, primarily in Mexican pesos and Guatemalan quetzales.
Also, included in prepaid wires, net in our consolidated balance sheets as of December 31, 2021 and 2020, there are $39.7 million and $50.1 million, respectively, of prepaid wires denominated in foreign currencies, primarily in Mexican pesos and Guatemalan quetzales.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and the foreign currency translation adjustment and is presented in the consolidated statements of income and comprehensive income.
Share-Based Compensation
The Company accounts for its share-based compensation expense related to equity instruments under GAAP, which requires the measurement and recognition of compensation costs for all equity-based payment awards made to employees and directors based on estimated fair values. We have elected to account for forfeitures as they occur. The Company may use either authorized and unissued shares or treasury shares to meet share issuance requirements. See Note 12 for further discussion related to the Company’s share-based compensation plans.
Segments
The Company’s business is organized around one reportable segment that provides money transmittal services between the U.S. and Canada to Mexico, Guatemala and other countries in Latin America, Africa and Asia through a network of authorized agents located in various unaffiliated retail establishments and 36 Company-operated stores throughout the U.S. and Canada. This is based on the objectives of the business and how our chief operating decision maker, the CEO and President, monitors operating performance and allocates resources.
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

Index
The FASB issued guidance, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. The guidance requires that a lessee recognizes a liability to make lease payments (the lease liability) and a right-of-use (“ROU”) asset representing its right to use the underlying asset for the lease term on the balance sheet. Leases will be classified as financing or operating, with classification affecting the pattern of expense recognition in the consolidated statements of income and comprehensive income. The Company adopted the new standard, including the related amendments, effective January 1, 2022 using the modified retrospective approach and used the effective date as the date of initial application. Management has completed its analysis and determined that all of its leasing arrangements will be classified as operating leases. The Company elected to apply three practical expedients, including (i) the election not to reassess its prior conclusions about lease identification, lease classification and initial direct costs, (ii) to use hindsight in determining the lease term, and (iii) the election not to separate lease and non-lease components for arrangements where the Company is a lessee. Additionally, management has implemented new processes to facilitate the requirements of the new standard and determined the ROU asset and lease liability will each amount to approximately $5.6 million on January 1, 2022. We do not expect the adoption of this standard to have a material impact on our consolidated statement of income and comprehensive income and consolidated statement of cash flows.

The FASB issued guidance, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, regarding the measurement of credit losses for certain financial instruments. The new standard replaces the incurred loss model with a current expected credit loss (“CECL”) model. The CECL model is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. The Company is required to adopt the new guidance on December 31, 2022. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements.

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

NOTE 3 – REVENUE
The Company recognized in revenues from contracts with customers for the years ended December 31, 2021, 2020 and 2019, the following (in thousands):

	December 31,
	2021	2020	2019
Wire transfer and money order fees	$394,669	$308,850	$274,161
Discounts and promotions	(1,428)	(941)	(1,080)
Wire transfer and money order fees, net	393,241	307,909	273,081
Foreign exchange gain, net	62,832	46,763	44,268
Other income	3,133	2,537	2,252
Total revenues	$459,206	$357,209	$319,601

There are no significant initial costs incurred to obtain contracts with customers, although the Company has a loyalty program under which customers earn one point for each wire transfer completed. Points can be redeemed for a discounted wire transaction fee or a foreign exchange rate that is more favorable to the customer. The customer benefits vary by country, and the earned points expire if the customer has not initiated and completed an eligible wire transfer transaction within the immediately preceding 180-day period. In addition, earned points will expire 30 days after the end of the program. Because the loyalty program benefits represent a future performance obligation, a portion of the initial consideration is recorded as deferred revenue loyalty program (see Note 9) and a corresponding loyalty program expense is recorded as contra revenue. Revenue from this performance obligation is recognized upon customers redeeming points or upon expiration of any points outstanding.
Except for the loyalty program discussed above, our revenues include only one performance obligation, which is to collect the customer’s money and make funds available for payment, generally on the same day, to a designated recipient in the currency requested.

The Company also offers several other services, including money orders, and check cashing through our sending agents, for which revenue is derived from a fee per transaction. For substantially all of the Company’s revenues, the Company acts as principal in the transactions

Index
and reports revenue on a gross basis, because the Company controls the service at all times prior to transfer to the customer, is primarily responsible for fulfilling the customer contracts, has the risk of loss and has the ability to establish transaction prices.

NOTE 4 – ACCOUNTS RECEIVABLE AND AGENT ADVANCES RECEIVABLE, NET OF ALLOWANCE

Accounts Receivable

Accounts receivable represents outstanding balances from sending agents for pending wire transfers or money orders from our customers. The outstanding balance of accounts receivable, net of allowance for credit losses, consists of the following (in thousands):

	December 31,
	2021	2020
Accounts receivable	$69,498	$56,520
Allowance for credit losses	(2,181)	(1,503)
Accounts receivable, net	$67,317	$55,017

Agent Advances Receivable

The Company had agent advances receivable, net of allowance for credit losses, from sending agents as follows (in thousands):

	December 31,
	2021	2020
Agent advances receivable, current	$791	$710
Allowance for credit losses	(55)	(244)
Net current	$735	$466

Agent advances receivable, long-term	$656	$816
Allowance for credit losses	(13)	(295)
Net long-term	$644	$521

The net current portion of agent advances receivable is included in prepaid expenses and other current assets (see Note 5), and the net long-term portion is included in other assets in the consolidated balance sheets. The agent advances receivable have interest rates ranging from 0% to 15.5% per annum. At December 31, 2021 and 2020, there were $1.4 million and $1.5 million, respectively, of agent advances receivable collateralized by personal guarantees from the sending agents and assets from their businesses in case of a default by the agent.

The maturities of agent advances receivable at December 31, 2021 are as follows (in thousands):

Outstanding Balance
Under 1 year	$791
Between 1 and 2 years	656
Total	$1,447

Allowance for Credit Losses

The changes in the allowance for credit losses related to accounts receivable and agent advances receivable are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$2,042	$1,236	$1,290
Provision	1,537	1,801	1,626
Charge-offs	(1,863)	(1,491)	(1,972)
Recoveries	533	496	292
Ending Balance	$2,249	$2,042	$1,236

The allowance for credit losses allocated by financial instrument category is as follows (in thousands):

Index

	December 31,
	2021	2020	2019
Accounts receivable	$2,181	$1,503	$759
Agent advances receivable	68	539	477
Allowance for credit losses	$2,249	$2,042	$1,236

NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2021	2020
Prepaid insurance	$923	$465
Prepaid fees and services	1,930	1,452
Agent advances receivable, net of allowance	735	466
Assets pending settlement	331	218
Prepaid income taxes	1,563	103
Prepaid expenses and current assets - other	1,506	817
	$6,988	$3,521

Other assets consisted of the following (in thousands):

	December 31,
	2021	2020
Revolving line origination fees	$2,032	$423
Agent incentives advances	1,010	1,110
Agent advances receivable, net of allowance	644	521
Funds held by seized banking entities, net of allowance	3,114	130
Other assets	634	852
	$7,434	$3,036

During September 2021, local banking regulators in Mexico resolved to close and liquidate a local financial institution, citing a lack of compliance with minimum capital requirements. The Company has approximately $5.1 million of exposure from deposits it held with this bank when it was closed. In accordance with the banking regulations in Mexico, large depositors such as the Company will be paid once the assets of the financial institution are liquidated. Currently, it is difficult to predict the length of the liquidation process or if the proceeds from the asset liquidation will be sufficient to recover a portion or all of its funds on deposit. Consequently, the Company recorded a valuation allowance of $2.0 million in connection with the balance of deposits held by the financial institution as a result of its closure.

NOTE 6 – PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	December 31,		Estimated Useful Life (in years)
	2021	2020
Computer software and equipment	$30,805	$22,337	3 to 5
Office improvements	1,575	1,122	5
Furniture and fixtures	835	506	7
	33,215	23,965
Less accumulated depreciation	(15,310)	(10,944)
	$17,905	$13,021

Index
Computer software and equipment above includes internal use software of approximately $4.7 million and $2.8 million at December 31, 2021 and 2020, respectively. During the third quarter of 2021, the Company wrote-off $1.0 million in software development expenditures, which is included in other selling, general and administrative expenses in the consolidated statements of income and comprehensive income.

Depreciation expense included in depreciation and amortization expense in the consolidated statements of income and comprehensive income was approximately $4.3 million, $3.9 million and $3.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Repairs and maintenance expenses included in other selling, general and administrative expenses in the consolidated statements of income and comprehensive income were approximately $2.6 million, $2.0 million and $1.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS
Goodwill consists of the following (in thousands):

	December 31,
	2021	2020
Indefinite life:
Goodwill	$36,260	$36,260
Total indefinite life	$36,260	$36,260

Intangible assets consist of the following (in thousands):

	December 31, 2021			December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable:
Agent relationships	$40,500	$(32,915)	$7,585	$40,500	$(29,759)	$10,741
Trade name	15,500	(9,404)	6,096	15,500	(7,964)	7,536
Developed technology	6,600	(5,690)	910	6,600	(5,234)	1,366
Other intangibles	1,279	(478)	801	1,155	(368)	787
Net amortizable intangible assets	$63,879	$(48,487)	$15,392	$63,755	$(43,325)	$20,430

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

The agent relationships intangible represents the network of independent sending agents. This intangible was valued using the excess earnings method, which was based on the Company’s forecasts and historical activity at agent locations in order to develop a turnover rate and expected useful life. Assuming a year-over-year location turnover rate of 17.4%, this resulted in an expected useful life for this intangible of 15 years. Developed technology includes the state-of-the-art system that the Company has continued to develop and improve upon over the past 20 years. This intangible was valued using the relief-from-royalty method based on the Company’s forecasted revenues, a royalty rate estimated using comparable market data, an expected obsolescence rate of 18.0% and an estimated useful life of 15 years. Other intangibles primarily relate to the acquisition of Company-operated stores, which are amortized on a straight-line basis over 10 years. The net book value of these intangibles was $0.8 million at both December 31, 2021 and 2020.

Management believes it has made reasonable estimates and judgments concerning these risks and uncertainties. A change in the conditions, circumstances or strategy of the Company may result in a need to recognize an impairment charge.

Index
As a result of the annual impairment tests, the Company determined that goodwill was not impaired as of December 31, 2021 and 2020.

The following table presents the changes in goodwill and intangible assets (in thousands):

	Goodwill	Intangible Assets
Balance at December 31, 2018	$36,260	$36,395
Acquisition of agent locations	—	335
Amortization expense	—	(9,349)
Balance at December 31, 2019	$36,260	$27,381
Amortization expense	—	(6,951)
Balance at December 31, 2020	$36,260	$20,430
Acquisition of agent locations	—	124
Amortization expense	—	(5,162)
Balance at December 31, 2021	$36,260	$15,392

Amortization expense related to intangible assets for the next five years and thereafter is as follows (in thousands):

2022	$4,010
2023	3,002
2024	2,282
2025	1,730
2026	1,310
Thereafter	3,058
$15,392

NOTE 8 – WIRE TRANSFERS AND MONEY ORDERS PAYABLE, NET

Wire transfers and money orders payable, net, consisted of the following (in thousands):

	December 31,
	2021	2020
Wire transfers payable, net	$20,744	$11,806
Customer voided wires payable	16,895	13,374
Money orders payable	18,427	16,566
	$56,066	$41,746

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

Index
NOTE 9 – ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Commissions payable to sending agents	$16,303	$12,500
Accrued salaries and benefits	4,892	2,957
Accrued bank charges	1,371	1,170
Accrued legal fees	422	75
Accrued other professional fees	1,619	826
Accrued taxes	4,908	1,276
Deferred revenue loyalty program	3,391	2,750
Other	854	826
	$33,760	$22,380

The following table shows the changes in the deferred revenue loyalty program liability (in thousands):

Balance, December 31, 2019	$2,495
Revenue deferred during the year	1,806
Revenue recognized during the year	(1,551)
Balance, December 31, 2020	2,750
Revenue deferred during the year	2,326
Revenue recognized during the year	(1,685)
Balance, December 31, 2021	$3,391

NOTE 10 – DEBT
Debt consisted of the following (in thousands):

	December 31,
	2021	2020
Term loan facility	$85,313	$89,383
	85,313	89,383
Less: Current portion of long term debt (1)	(3,882)	(7,044)
Less: Debt origination costs	(2,220)	(1,760)
	$79,211	$80,579
(1)Current portion of long-term debt is net of debt origination costs of approximately $0.5 million and $0.6 million at December 31, 2021 and 2020, respectively.

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

Effective as of May 12, 2021, the Company amended the Original Credit Agreement by entering into Increase Joinder No. 2 (the “Joinder No. 2”) to the Original Credit Agreement, which was accounted for as a debt modification, under which the revolving line of credit commitment under the Original Credit Agreement was increased by $10.0 million to an aggregate of $45.0 million. The Joinder No. 2 did not have any impact to any of the terms of the term loan facility under the Original Credit Agreement. The Company incurred debt origination costs of $76.8 thousand in the second quarter of 2021, which were capitalized and will be amortized over the remaining life of the revolving line of credit facility, as described below, using the straight-line method, as it is not significantly different than the effective interest method.

Index

On June 24, 2021, the Loan Parties entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with a group of banking institutions. The A&R Credit Agreement amended and restated in its entirety the Original Credit Agreement. The A&R Credit Agreement provides for a $150.0 million revolving credit facility, an $87.5 million term loan facility and an uncommitted incremental facility, which may be utilized for additional revolving or term loans, of up to $70.0 million. The A&R Credit Agreement also provides for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The proceeds of the term loan were used to refinance the existing term loan facility under the Original Credit Agreement, and the revolving credit facility is available for working capital, general corporate purposes and to pay fees and expenses in connection with this transaction. The maturity date of the A&R Credit Agreement is June 24, 2026.

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

The unamortized portion of debt origination costs totaled approximately $4.5 million and $2.2 million at December 31, 2021 and 2020, respectively. Amortization of debt origination costs is included as a component of interest expense in the consolidated statements of income and comprehensive income and amounted to approximately $0.9 million, $0.8 million and $0.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.

At the election of the Company, interest on the term loan facility and revolving credit facility under the A&R Credit Agreement is determined by reference to either LIBOR (subject to replacement) or a “base rate”, in each case plus an applicable margin ranging between 2.50% and 3.00% per annum for LIBOR loans and between 1.50% and 2.00% per annum for base rate loans depending on the level of our consolidated leverage ratio, as calculated pursuant to the terms of the A&R Credit Agreement. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum. The effective interest rates for the year ended December 31, 2021 for the term loan facility and revolving credit facility were 4.23% and 0.78%, respectively.

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

Index
The scheduled annual payments of the term loan at December 31, 2021 are as follows (in thousands):

2022	$4,375
2023	5,469
2024	7,656
2025	8,750
2026	59,063
$85,313

NOTE 11 – FAIR VALUE MEASUREMENTS
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

The Company’s non-financial assets measured at fair value on a nonrecurring basis include goodwill and intangible assets. The determination of our intangible fair values includes several assumptions and inputs (Level 3) that are subject to various risks and uncertainties. Management believes it has made reasonable estimates and judgments concerning these risks and uncertainties. All other financial assets and liabilities are carried at amortized cost.

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

NOTE 12 – SHARE-BASED COMPENSATION
International Money Express, Inc. Omnibus Equity Compensation Plans

On June 26, 2020, at the 2020 Annual Meeting of Stockholders, the Company’s stockholders approved the International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (the “2020 Plan”), which provides for the granting of stock-based incentive awards, including stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) to employees and independent directors of the Company. There are approximately 3.7 million shares of the Company’s common stock approved for issuance under the 2020 Plan, which includes 0.4 million shares that were previously subject to awards granted under the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (the “2018 Plan” and together with the 2020 Plan, the “Plans”). As of December 31, 2021, 2.9 million shares remained available for grant of future awards under the 2020 Plan. The 2018 Plan was terminated effective June 26, 2020, and no additional awards may be granted under the 2018 Plan.

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

The Company used the following assumptions for the BSM to determine the fair value of the stock options granted during the year ended December 31, 2020; there were no options granted during the year ended December 31, 2021.

Index

Year Ended
December 31, 2020
Weighted-average grant date price of our common stock (per share)	$12.94
Weighted-average expected volatility	45.2%
Weighted-average risk-free interest rate	0.5%
Expected term (in years)	6.25
Expected dividend yield	0.0%

Share-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The stock options issued under the Plans have 10-year terms and generally vest in four equal annual installments beginning one year after the date of the grant. The Company recognized compensation expense for stock options of approximately $2.4 million, $2.8 million and $2.6 million for the years ended December 31, 2021, 2020 and 2019, respectively, which is included in salaries and benefits in the consolidated statements of income and comprehensive income. As of December 31, 2021, there were 1.9 million outstanding stock options awarded under the Plans and unrecognized compensation expense of approximately $2.9 million is expected to be recognized over a weighted-average period of 1.3 years.

A summary of the stock option activity during the year ended December 31, 2021 is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2020	2,714,902	$10.97	8.19	$4.03
Granted	—	$—		$—
Exercised(1)	(691,090)	$9.93		$3.54
Forfeited	(125,125)	$12.59		$5.85
Outstanding at December 31, 2021	1,898,687	$11.24	7.11	$4.17

Exercisable at December 31, 2021(2)	1,061,086	$10.76	6.87	$3.83

(1) The aggregate intrinsic value of stock options exercised during the year ended December 31, 2021 was $4.7 million.
(2) The aggregate fair value of all vested/exercisable options outstanding as of December 31, 2021 was $4.1 million.

Restricted Stock Units

The RSUs granted under the Plans to the Company’s employees generally vest in four equal annual installments beginning one year after the date of the grant, while RSUs issued to the Company’s independent directors vest on the one-year anniversary from the grant date. The Company recognized compensation expense for all RSUs of approximately $1.2 million, $0.4 million and $0.2 million for the years ended December 31, 2021, 2020 and 2019, respectively, which is included in salaries and benefits in the consolidated statements of income and comprehensive income. As of December 31, 2021, unrecognized compensation expense of approximately $2.8 million is expected to be recognized over a weighted-average period of 1.9 years.

Index

A summary of the RSU grant activity during the year ended December 31, 2021 is presented below:

	Number of RSU awards	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2020	40,881	$13.38
Granted	290,783	$15.02
Vested (and settled)	(47,728)	$14.11
Forfeited	(52,002)	$14.73
Outstanding (nonvested) at December 31, 2021	231,934	$14.99

Share Awards

Under the 2020 Plan and effective October 1, 2020, the Lead Independent Director and Chairs of the Committees of the Board of Directors are granted, in aggregate, $64.0 thousand in awards of fully vested shares of the Company’s common stock, payable on a quarterly basis at the end of each quarter in payment of fees earned in such capacities. During the year ended December 31, 2021, 4,133 fully vested shares were granted to the Lead Independent Director and Chairs of the Committees of the Board of Directors resulting in compensation expense of $64.0 thousand recognized and included in salaries and benefits in the consolidated statements of income and comprehensive income.

Restricted Stock Awards

The RSAs issued under the 2020 Plan to the Company’s employees generally vest in four equal annual installments beginning one year after the date of grant. The Company recognized compensation expense for RSAs granted of $258.6 thousand for the year ended December 31, 2021, which is included in salaries and benefits in the consolidated statements of income and comprehensive income. No compensation expense for RSAs was recognized for the years ended December 31, 2020 and 2019. As of December 31, 2021, there was $1.0 million of unrecognized compensation expense related to RSAs, which is expected to be recognized over a weighted-average period of 2.1 years.

A summary of the RSA activity during the year ended December 31, 2021 is presented below:

	Number of RSAs	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2020	—	$—
Granted	88,215	$14.17
Vested (and settled)	—	$—
Forfeited	—	$—
Outstanding (nonvested) at December 31, 2021	88,215	$14.17

Performance Stock Units

PSUs granted under the 2020 Plan to the Company’s employees generally vest subject to attainment of performance criteria during the service period established by the Compensation Committee. Each PSU represents the right to receive one share of common stock, and the actual number of shares issuable upon vesting is determined based upon performance compared to financial performance targets. The PSUs vest based on the achievement of certain revenue targets for a period of two years combined with a service period of three years. Compensation cost is recognized over the requisite service period when it is probable that the performance condition will be satisfied. The Company recognized compensation expense for PSUs of $0.7 million for the year ended December 31, 2021, which is included in salaries and benefits in the consolidated statements of income and comprehensive income. There was no compensation expense for PSUs

Index
recognized for the years ended December 31, 2020 and 2019. As of December 31, 2021, there was $1.7 million of unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted-average period of 2.0 years.

A summary of the PSU activity during the year ended December 31, 2021 is presented below:

	Number of PSUs	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2020	—	—	$—
Granted	171,500		$14.17
Vested (and settled)	—		$—
Forfeited	—		$—
Outstanding (nonvested) at December 31, 2021	171,500	9.17	$14.17

NOTE 13 – EQUITY
In August 2021, the Company’s Board of Directors approved a stock repurchase program (the “Repurchase Program”) that authorizes the Company to purchase up to $40.0 million of outstanding shares of the Company’s common stock. Under the Repurchase Program, the Company is authorized to repurchase shares from time to time in accordance with applicable laws, both on the open market and in privately negotiated transactions and may include the use of derivative contracts or structured share repurchase agreements. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of the Company’s common stock and the nature of other investment opportunities. The Repurchase Program may be limited, suspended or discontinued at any time without prior notice. The Repurchase Program does not have an expiration date. Under the terms of the A&R Credit Agreement, the Company has restrictions that limit the maximum amount of repurchases to (i) $40.0 million in the aggregate (plus the Available Amount as defined in the A&R Credit Agreement) and (ii) $10.0 million annually for shares held by any current or former officer, director, employee or consultant (or any spouses, ex-spouses or estates of the foregoing) of the Company or its subsidiaries.

The Company accounts for purchases of treasury stock under the cost method. Any direct costs incurred to acquire treasury stock are considered stock issue costs and added to the cost of the treasury stock. During the year ended December 31, 2021, the Company purchased 341,522 shares for an aggregate purchase price totaling $5.6 million. As of December 31, 2021, the remaining amount available for future share repurchases under the Repurchase Program was $34.4 million.

NOTE 14 – EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income for the year by the weighted average number of common shares outstanding for the period. In computing dilutive earnings per share, basic earnings per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards, including common stock options, RSUs, RSAs and PSUs.

Index
Below are basic and diluted earnings per share for the periods indicated (in thousands, except for share data):

	Year Ended December 31,
	2021	2020	2019
Net income for basic and diluted income per common share	$46,843	$33,784	$19,609
Shares:
Weighted-average common shares outstanding – basic	38,474,040	38,060,290	37,428,345
Effect of dilutive securities
RSUs	48,077	10,566	12,416
Stock options	532,972	287,315	140,640
RSAs	14,667	—	—
PSUs	33,694	—	—
Warrants	—	—	12,757
Weighted-average common shares outstanding – diluted	39,103,450	38,358,171	37,594,158

Earnings per common share - basic	$1.22	$0.89	$0.52
Earnings per common share - diluted	$1.20	$0.88	$0.52

As of December 31, 2021, there were 0.4 million options and 35.2 thousand RSUs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.

As of December 31, 2020, there were 0.7 million options and 10.9 thousand RSUs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.

As of December 31, 2019, there were 0.5 million options and 19.0 thousand RSUs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive. The Warrants were included in the calculation of the diluted earnings per share for the periods for which they were outstanding; the shares issued in exchange for the Warrants tendered in the Warrants Offer were included in the basic earnings per share beginning on the date the shares were issued. All Warrants ceased to exist after they were tendered in a tender offer during 2019.

As discussed in Note 13, during the third quarter of 2021, the Company’s Board of Directors authorized the Repurchase Program, under which the Company repurchased 341,522 shares of treasury stock for $5.6 million in the year ended December 31, 2021. The effect of these repurchases on the Company’s weighted average shares outstanding for the year ended December 31, 2021 was a reduction of 43,098 shares due to the timing of the repurchases.

Index
NOTE 15 – INCOME TAXES
The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current tax provision:
Foreign	$212	$224	$201
Federal	11,702	8,080	4,668
State	3,824	2,780	1,591
Total Current	15,738	11,084	6,460

Deferred tax provision:
Federal	667	1,089	1,290
State	67	344	573
Total deferred	734	1,433	1,863
Total tax provision	$16,472	$12,517	$8,323

A reconciliation between the income tax provision at the U.S. statutory tax rate and the Company’s income tax provision on the consolidated statements of income and comprehensive income is below (in thousands):

	Year Ended December 31,
	2021	2020	2019
Income before income taxes	$63,315	$46,301	$27,932
U.S. statutory tax rate	21%	21%	21%
Income tax expense at statutory rate	13,296	9,723	5,866

State tax expense, net of federal	3,073	2,530	1,639
Foreign tax rates different from U.S. statutory rate	273	264	260
Non-deductible expenses	337	57	374
Change in tax rate	—	(9)	71
Other	(507)	(48)	113
Total tax provision	$16,472	$12,517	$8,323

As presented in the income tax reconciliation above, the tax provision recognized on the consolidated statements of income and comprehensive income was impacted by state taxes, non-deductible officer compensation and share-based compensation tax benefits, and foreign tax rates applicable to the Company’s foreign subsidiaries that are higher or lower than the U.S. statutory rate. The Company is also subject to tax in various U.S. state jurisdictions. Changes in the annual allocation and apportionment of the Company’s activity amongst these state jurisdictions results in changes to the blended state rate utilized to measure the Company’s deferred tax assets and liabilities.

Index
Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of the Company’s assets and liabilities. The following table outlines the principal components of the deferred tax assets and liabilities (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
U.S. federal and state net operating losses	$4,181	$5,529
Foreign net operating losses	248	165
Allowance for credit losses	537	483
Share-based compensation	1,854	1,468
Accrued compensation	762	487
Deferred revenue	895	725
Other	827	—
Total deferred tax assets	9,304	8,857

Deferred tax liabilities
Depreciation	(3,176)	(2,460)
Intangible amortization	(6,914)	(6,924)
Debt origination costs	(392)	—
Total deferred tax liabilities	(10,482)	(9,384)

Valuation allowance	(248)	(165)

Net deferred tax liability	$(1,426)	$(692)

At December 31, 2021, the Company had pre-tax federal, state and foreign net operating loss carryforwards of approximately $17.4 million, $13.7 million and $0.9 million, respectively, which are available to reduce future taxable income. With few exceptions, these net operating loss carryforwards will expire from 2030 through 2037 for federal losses, from 2029 through 2037 for state losses, and from 2039 through 2041 for foreign losses. Utilization of the Company’s net operating loss carryforwards is now subject to an annual limitation under Internal Revenue Code Section 382. The Company has recorded a deferred tax asset for only the portion of its net operating loss carryforward that it expects to realize before expiration.

With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for the years prior to 2018. However, the Company has certain net operating loss carryforwards from tax years 2010 through 2017 that are subject to examination. As of December 31, 2021 and 2020, the Company did not have any amounts accrued for interest and penalties or recorded for uncertain tax positions.

In January 2020, Intermex Holdings II, Inc., the Company’s previous parent company, was notified by the IRS that its 2017 federal income tax return was selected for examination. In August 2020, the examination was closed with no changes to the reported tax. As of December 31, 2021 and 2020, no amounts for tax, interest, or penalties have been paid or accrued as a result of this examination.

In accordance with criteria under FASB guidance, Income Taxes, a valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. After consideration of all evidence, both positive and negative, management has determined that no valuation allowance is required at December 31, 2021 or 2020 on the Company’s U.S. deferred tax assets. However, a valuation allowance of $0.2 million as of both December 31, 2021 and 2020 has been recorded on deferred tax assets associated with Canadian net operating loss carryforwards.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effects of COVID-19. The CARES Act provides various tax law changes in response to the COVID-19 pandemic, including increasing the ability to deduct interest expense, providing for deferral on tax deposits, and amending certain provisions of the previously enacted Tax Cuts and Jobs Act. After considering the provisions of the CARES Act, the Company determined that the CARES Act did not have a material effect on its annual effective tax rate and the income tax provision for the years ended December 31, 2021 and 2020.

Index
NOTE 16 – COMMITMENTS AND CONTINGENCIES
Leases

The Company is a party to leases for office space, warehouses and Company-operated store locations. Rent expense under all operating leases, included in other selling, general and administrative expenses in the consolidated statements of income and comprehensive income, amounted to approximately $2.4 million, $2.2 million and $2.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

At December 31, 2021, future minimum rental payments required under operating leases for the next five years and thereafter are as follows (in thousands):

2022	$1,625
2023	1,237
2024	1,031
2025	861
2026	109
Thereafter	7
$4,870

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

The settlement fund and related legal expenses were paid in full in October 2020, and therefore, no remaining balance is included in accrued and other liabilities in the consolidated balance sheet as of December 31, 2021 or 2020. The settlement amount and related legal fees amounted to $3.8 million out of which approximately $0.1 million and $3.7 million were incurred during the years ended December 31, 2020 and 2019, respectively, and are included in other selling, general and administrative expenses in the consolidated statements of income and comprehensive income. There were no expenses related to the settlement amount or legal expenses during the year ended December 31, 2021.

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

Regulatory Requirements

Pursuant to applicable licensing laws, certain domestic subsidiaries of the Company are required to maintain minimum tangible net worth and liquid assets (eligible securities) to cover the amount outstanding of wire transfers and money orders payable. As of December 31, 2021 and 2020, the Company’s subsidiaries were in compliance with these two requirements.

Index
NOTE 17 – DEFINED CONTRIBUTION PLAN
The Company has a defined contribution plan available to most of its employees, where the Company makes contributions to the plan based on employee contributions. Total employer contribution expense included in salaries and benefits in the consolidated statements of income and comprehensive income was approximately $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our Chief Executive Officer and President, and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure as of December 31, 2021.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Our management, with the participation of our Chief Executive Officer and President, and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control – Integrated Framework (the “COSO Framework”). Based on this evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Index
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors

Our board of directors (“Board of Directors” or “Board”) is presently fixed at eight directors in accordance with the bylaws of International Money Express, Inc. (the “Company”). The Board of Directors is divided into three classes designated as Class I, Class II and Class III. One class of directors is elected at each annual meeting of our stockholders for a term of three years. Each director holds office until his or her successor has been duly elected and qualified, or the director’s earlier resignation, death or removal. The term of the Board’s Class I directors expires at the 2022 annual meeting of stockholders, the term of the Class II directors expires at the 2023 annual meeting of stockholders, and the term of the Board’s Class III directors expires at the 2024 annual meeting of stockholders. Effective January 6, 2022, Kurt Holstein and Christopher Lofgren, each of whom has served as a Board member since 2018 and 2019, respectively, retired from the Board, and acting on the recommendation of the Nominating and Corporate Governance Committee, the Board appointed Ms. Debra Bradford and Mr. Bernardo Fernández to fill the vacancies on the Board effective January 7, 2022.

Set forth below are the name and age of each of the directors of the Company, positions with the Company, term of office as a director of the Company, business experience during the past five years or more, and additional biographical data as of March 1, 2022.

Name	Age	Position	Director Since	Director Class
Robert Lisy	64	Chief Executive Officer, President and Chairman of the Board of Directors	2018	III
Debra Bradford	63	Director	2022	II
Bernardo Fernández	60	Director	2022	I
Adam Godfrey	59	Director	2018	III
Laura Maydón	48	Director	2020	I
Michael Purcell	64	Lead Independent Director	2018	III
John Rincon	56	Director	2018	II
Justin Wender	52	Director	2018	I
Robert Lisy has served as a director of International Money Express, Inc. since 2018. Mr. Lisy served as a director of International Money Express Sub 2, LLC’s predecessor entities from 2009 to 2018. Mr. Lisy is the Chief Executive Officer, President, and Chairman of the Board of Directors of International Money Express, Inc. and its predecessors, which he joined in 2009. Mr. Lisy has more than 30 years of experience in the retail financial services and electronic payment processing industry in various positions, including three years as the Chief Marketing and Sales Officer of Vigo Remittance Corp., a money transfer and bill payments service in the United States and internationally, and over seven years at Western Union in various sales, marketing and operational positions of increasing responsibility. Mr. Lisy was a founding partner of Direct Express/Paystation America, which offered, among other things, prepaid debit cards to federal benefit recipients, where he served as Chief Operating Officer and on the board of directors. He was an integral part in the efforts to successfully sell Direct Express in 2000 to American Payment Systems. Mr. Lisy holds a bachelor’s degree in Finance from Cleveland State University. We believe that Mr. Lisy’s experience as the Chairman and Chief Executive Officer of Intermex coupled with his extensive operational experience in the retail financial services and remittance industries make him well qualified to serve as a director.

Debra Bradford was appointed to the Board of Directors of International Money Express, Inc. effective January 7, 2022. Ms. Bradford is President and Chief Financial Officer of First American Payment Systems, a global solutions provider in merchant account services. She joined First American Payment Systems in 2001 and has served as President and Chief Financial Officer since 2008. Prior to joining First American Payment Systems, Ms. Bradford served as Senior Vice President and Chief Financial Officer of ACE Cash Express, Inc., a financial services retailer, and in various roles, including Chief Operating Officer, with IPS Card Solutions (formerly NTS, Inc.), a division of First Data Corporation. Ms. Bradford also serves on the Board of Directors and Audit Committee of Triumph Bancorp, Inc. (NASDAQ: TBK), which offers a diversified line of banking, payments and factoring services. Ms. Bradford holds a Bachelor’s of Science in Accounting degree from the University of Texas in Austin. She is a Certified Public Accountant and a member of the Texas Society of Certified Public Accountants. We believe that Ms. Bradford’s extensive professional experience in the financial services industry makes her well qualified to serve as a director.

Bernardo Fernández was appointed to the Board of Directors of International Money Express, Inc. effective January 7, 2022. Dr. Fernández is the Chief Executive Officer of Baptist Health Medical Group, a network of more than 250 physicians in multiple specialties spanning across several counties in south Florida, a position he has held since 2014. Before joining Baptist Health Medical Group, Dr. Fernández served as CEO and President of Cleveland Clinic Florida from 2006 to 2014, an academic health system. Dr. Fernández is also on the Board of Directors and the Audit & Risk Committee of U.S. Century Bank (NASDAQ: USCB), which offers a wide range of financial products and services. In addition, he serves on the board of trustees for St. Thomas University and the board of advisors of the Health Network Foundation, and is a member of the Orange Bowl Committee and the East Ridge Corporate Advisory Board. Dr. Fernández holds a Master’s in Business Administration degree from the University of Miami, and is also a graduate of the Wharton School

Index
of Business Executive Development Program. He received his medical degree from the Ponce School of Medicine in Ponce, Puerto Rico. Dr. Fernández is the holder of the John and Margaret Krupa Distinguished Chair, is Board-certified by the American Board of Vascular Medicine and is a Fellow of the Society of Vascular Medicine and the American College of Physician. We believe that Dr. Fernández’s extensive professional experience as an executive of various entities as well as his experience as a board member of a financial institution make him well qualified to serve as a director.

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

Laura Maydón has served as a director of International Money Express, Inc. since 2020. Ms. Maydón was the founding Managing Director and CEO for Endeavor Miami, an entrepreneurial accelerator for scale-ups, which she co-founded and led from September 2013 to June 2019, when she stepped away from day-to-day activities to serve for a year as a board member. She currently serves as mentor of the organization. From 2003 to 2013, Ms. Maydón held a variety of positions of increasing responsibility at Visa (NYSE: V), ultimately serving from 2010 through 2013 as Senior Business Leader, Commercial Solutions, LATAM & Caribbean after having been Business Development Leader, LATAM & Caribbean from 2004 to 2010. She currently serves on the Board of Advisors for Sustalytics and NovoPayment. She holds a Master of Business Administration from Harvard Business School and a B.S in Economics from Instituto Tecnológico Autónomo de México. We believe that Ms. Maydón’s years of experience at Visa and Endeavor Miami and knowledge of digital financial and payment services, make her well-qualified to serve as a director.

Michael Purcell has served as a director of International Money Express, Inc. since 2018 and was appointed lead independent director for the Company on September 24, 2020. Mr. Purcell is a certified public accountant and became an independent business consultant following retirement in 2015. Mr. Purcell spent more than 36 years with Deloitte, where he was an audit partner and the Philadelphia office leader of Deloitte’s middle-market and growth enterprise services. Mr. Purcell has served on the boards of directors of numerous companies and organizations, and currently serves as a director and member of the audit committee of publicly traded Tabula Rasa Healthcare, Inc. (NASDAQ: TRHC), CFG Bank, Hyperion Bank and several other for-profit and non-profit entities. He is a member of the American Institute of Certified Public Accountants and a former President of the Philadelphia Chapter of the Pennsylvania Institute of Certified Public Accountants. Mr. Purcell holds a bachelor’s degree from Lehigh University and a master’s degree in business administration from Drexel University. We believe that Mr. Purcell’s extensive public accounting experience coupled with his experience serving on boards of directors make him well qualified to serve as a director.

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

Index
Executive Officers

Set forth below is certain information regarding the Company’s current executive officers:

Name	Age	Position
Robert Lisy	64	Chief Executive Officer, President and Chairman of the Board of Directors
Andras Bende	47	Chief Financial Officer
Randy Nilsen	59	Chief Revenue Officer
Joseph Aguilar	60	Chief Operating Officer
Ernesto Luciano	48	General Counsel and Chief Regulatory Affairs Officer

Robert Lisy. Biographical information for Mr. Lisy is included above with the director biographies under the caption “Board of Directors.”
Andras Bende joined International Money Express, Inc. as Chief Financial Officer in December 2020. Prior to joining the Company, Mr. Bende served as the Chief Financial Officer of Computer Services, Inc., a financial technology company, from 2018 to 2019, where he helped guide the company during a period of significant growth and share price appreciation. Prior to his time at Computer Services, Inc., Mr. Bende held several international Chief Financial Officer and Controller roles at GE Capital from 2005 to 2017. Mr. Bende is a graduate of GE’s Financial Management Program and the GE Corporate Audit Staff and holds a bachelor’s degree in financial management from Clemson University.
Randy Nilsen has served as the Chief Revenue Officer of International Money Express, Inc. since 2018. Mr. Nilsen was Intermex’s Chief Revenue Officer from 2015 to 2018. Prior to joining the Company, Mr. Nilsen served as Chief Revenue Officer at Sigue Money Transfer Services (“Sigue”), a global remittance provider from 2011 to 2015 where he was responsible for revenue generation through acquisition and retention of both agents and consumers within North America. Prior to his employment with Sigue, Mr. Nilsen was the Chief Franchise Sales and Operations Officer at Jackson Hewitt from 2008 to 2011. Prior to Jackson Hewitt, Mr. Nilsen was with Western Union from 1987 to 2008 where he held roles with increasing responsibility in sales, marketing and sales planning and was responsible for business units in the U.S., Canada and the U.K. Mr. Nilsen is a graduate of the Executive Management program at the University of California Los Angeles’s Anderson School of Management and holds a bachelor’s degree in Business Finance from Brigham Young University.
Joseph Aguilar joined International Money Express, Inc. in September 2019 as Chief Operating Officer. Prior to joining Intermex, Mr. Aguilar was a senior executive at Sigue Corporation; starting in 2005 as the Chief Auditor, where he established the Internal Audit function for its U.S. and Mexico Operations. Following several successful audit cycles, he was promoted to Chief Operating Officer, responsible for all operations and technology functions of the global organization. In 2014, Mr. Aguilar was promoted to President of SGS, Ltd. UK, the International Division of Sigue Corporation, with responsibility for all aspects of the business in the EU, Eastern Europe, Africa, Asia and South Asia. Prior to his roles at Sigue Corporation, Mr. Aguilar held senior roles at BBVA Bancomer, California Commerce Bank and Dai-Ichi Kangyo Bank of California. Mr. Aguilar holds a bachelor’s degree in English from University of California at Santa Barbara.
Ernesto Luciano joined International Money Express, Inc. in December 2020. Mr. Luciano serves as General Counsel and Chief Regulatory Affairs Officer. Prior to joining the Company, Mr. Luciano was the vice president & associate general counsel of Kaplan Higher Education, LLC (“Kaplan”) from 2016 to 2020. Prior to his role at Kaplan, Mr. Luciano was general counsel for Verizon Media’s U.S. Hispanic and Latin American division and also held senior legal positions with Home Box Office, Inc. (HBO), Gilat Satellite Networks Ltd., and Turner Broadcasting Systems (TBS), among others. Mr. Luciano holds a bachelor’s degree from the State University of New York at Albany and a Juris Doctor (J.D.) from the New England School of Law in Boston, Massachusetts.

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

Index
Delinquent Section 16(a) Reports
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Specific due dates for these reports have been established, and the Company is required to report any failure to comply therewith during the fiscal year ended December 31, 2020. To our knowledge, based solely on a review of the reports filed electronically with the SEC during the registrant’s most recent fiscal year and, where applicable, written representations that no other reports were required, all Section 16(a) filing requirements were complied with in a timely manner during the fiscal year ended December 31, 2021, except that: Jose Perez-Villarreal filed one late Form 4 with respect to one transaction and Robert Lisy filed one late Form 4 with respect to six transactions.

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

Audit Committee
The Audit Committee of the Board of Directors (the “Audit Committee”) was established by the Board in accordance with Section 3(a)(58)(A) of the Exchange Act, to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. Our Audit Committee consists of Messrs. Purcell, Fernández and Rincon, with Mr. Purcell serving as the Chairman. The Board has determined that Messrs. Purcell, Fernández and Rincon meet the independent director standards for Audit Committee members under the Nasdaq Capital Market (“Nasdaq”) listing rules and under Rule 10A-3(b)(1) of the Exchange Act. As required by the Nasdaq listing rules, the Audit Committee will at all times be composed exclusively of independent directors who are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. In addition, the Company is required to certify to Nasdaq that the Audit Committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The Board has determined that Mr. Purcell satisfies Nasdaq’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Index
ITEM 11.    EXECUTIVE COMPENSATION
Overview

As an emerging growth company, the Company has opted to comply with the executive compensation rules applicable to “smaller reporting companies,” as such term is defined under the Securities Act, which require compensation disclosure for the Company’s “named executive officers”, as defined below.

The tabular disclosure and discussion that follow describe the Company’s executive compensation program during the most recently completed fiscal year ended December 31, 2021, with respect to the Company’s named executive officers as of December 31, 2021, including: Robert Lisy, Chief Executive Officer and President; Andras Bende, Chief Financial Officer; Joseph Aguilar, Chief Operating Officer; and Randall D. Nilsen, Chief Revenue Officer (collectively, the Company’s “named executive officers”).

Summary Compensation Table

The following table sets forth the compensation paid to and earned by the named executive officers (the “NEOs”) that is attributable to services performed during fiscal years 2021 and 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Options Awards ($)(2)	Nonequity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Robert Lisy Chief Executive Officer and President	2021	$1,000,000	$—	$2,500,013	$—	$1,500,000	$4,447	$5,004,460
	2020	$752,885	$—	$—	$—	$463,733	$88,579	$1,305,197
Andras Bende (5) Chief Financial Officer	2021	$425,000	$55,000	$524,290	$—	$233,750	$—	$1,238,040
	2020	$24,519	$14,200	$—	$—	$—	$125,000	$163,719
Joseph Aguilar Chief Operating Officer	2021	$375,000	$55,000	$550,023	$—	$254,813	$1,632	$1,236,468
	2020	$327,115	$29,000	$—	$713,605	$121,895	$39,000	$1,230,615
Randall D. Nilsen Chief Revenue Officer	2021	$375,000	$55,000	$550,023	$—	$256,207	$13,349	$1,249,579
	2020	$299,269	$26,200	$—	$—	$118,078	$15,232	$458,779

(1)On February 28, 2022, the Compensation Committee approved the payment of discretionary bonuses to named executive officers due to their extraordinary performance and contributions to the success of the Company.

(2)The amounts included in the “Stock Awards” column and “Option Awards” column reflect the aggregate grant date fair value of equity awards granted to the NEOs as computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions made in the valuation reflected in these columns for fiscal year 2021, see Note 12 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

(3)The amounts included in the “Nonequity Incentive Plan Compensation” column reflect the quarterly and annual performance bonuses paid and earned under the Company’s Employee Incentive Bonus Plan for fiscal years 2021 and 2020. The “Annual Cash Incentive Awards” section below describes how the Employee Incentive Bonus Plan awards were determined.

(4)For Mr. Lisy, the amounts set forth above include (x) a housing allowance in the amount of $84.5 thousand for an apartment in the Miami, Florida area, for fiscal year 2020 (none for 2021) and (y) matching contributions under our 401(k) retirement savings plan, in the amount of $4.5 thousand and $4.1 thousand for fiscal years 2021 and 2020, respectively. For Mr. Bende, the amounts set forth above include a moving allowance of $125.0 thousand in 2020. For Mr. Aguilar, the amount set forth above includes (x) matching contributions under our 401(k) retirement savings plan, in the amount of $1.6 thousand for fiscal year 2021 (none for 2020) and (y) a housing allowance of $39.0 thousand for fiscal year 2020 (none for 2021). For Mr. Nilsen, the amounts set forth above include (x) reimbursements for car-related costs of $11.0 thousand and $13.0 thousand for fiscal years 2021 and 2020, respectively, and (y) matching contributions under our 401(k) retirement savings plan, in the amount of $2.3 thousand and $2.2 thousand for fiscal years 2021 and 2020, respectively.

(5)Mr. Bende joined the Company as the Chief Financial Officer in December 2020.

Index
Annual Cash Incentive Awards

We maintain the Employee Incentive Bonus Plan (the “Bonus Plan”), an annual, cash-based, incentive plan, in which certain sales employees and all non-sales employees, including the named executive officers, participate. For 2021, payments under the Bonus Plan were determined based on completion of certain individual performance objectives, varying by employee category/position (the “Objective component”) and Company-wide Adjusted EBITDA targets (the “Adjusted EBITDA component”), as discussed below. Refer to the “Non-GAAP Financial Measures” section of Item 7 in this Annual Report on Form 10-K for our calculation methodology. Adjusted EBITDA for purposes of the Bonus Plan may differ from that reported in this Form 10-K due to further adjustments permitted under the terms of the Bonus Plan.

Each named executive officer’s target bonus amount was determined at the outset of the year and was expressed generally as a percentage of such officer’s base salary. The target bonus percentages for 2021 were 100% for Mr. Lisy, 40% for Mr. Bende, 50% for Mr. Aguilar and 50% for Mr. Nilsen. The CEO’s Bonus Plan was determined solely based on Adjusted EBITDA performance. The Bonus Plan for the other named executive officers was determined 75% based on Adjusted EBITDA performance and 25% based on the Objective component.

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

For the full-year Adjusted EBITDA component, the Compensation Committee set threshold, target and maximum levels of performance at the outset of the year. Threshold performance was set at 90% of the targeted Adjusted EBITDA amount, achievement of which pays 0% of target. Target performance was set at 100% of the targeted Adjusted EBITDA amount, achievement of which pays 100% of target. Maximum performance was set at 115% of the targeted Adjusted EBITDA amount, the achievement of which pays 150% of target. There would be no payment under the Bonus Plan for performance below threshold and linear interpolation applies between threshold/target and target/maximum performance levels.

For 2021, the quarterly Adjusted EBITDA targets were achieved for all quarters. The full-year Adjusted EBITDA performance, after adjustment to remove the de minimis impact of discretionary bonuses, was above the maximum level of $87 million, resulting in a full-year Adjusted EBITDA earnout of 150% of target.

Mr. Bende’s individual objectives were based on the following factors: (i) completing debt refinancing, (ii) enhancing liquidity management, (iii) enhancing capital management, (iv) performing and leading merger & acquisition related activities, (v) enhancing board reporting process, and (vi) monitoring and optimizing internal control and internal audit activities. For each quarter in 2021, Mr. Bende’s level of achievement of his individual objectives was 100% of the applicable goal.

Mr. Aguilar’s individual objectives were based on the following factors: (i) enhancing operational functionality of the Company's check processing and digital products, (ii) improving functionality of the Company’s headquarters and, call centers in Mexico and Guatemala, (iii) performing and leading merger & acquisition related activities, and (iv) transitioning of the oversight of Information Technology Department. For each quarter in 2021, Mr. Aguilar’s level of achievement of his individual objectives ranged approximately from 73% to 102% of the applicable goal.

Mr. Nilsen’s individual objectives were tied to his role as Chief Revenue Officer and were specifically measured based on factors such as market penetration, agent activation, and increasing sales volume. For each quarter in 2021, Mr. Nilsen's level of achievement of his individual objectives ranged approximately from 94% to 102% of the applicable goal.

Based on the combined impact of Adjusted EBITDA and Objective component performance, the overall payout as a percent of target was 150% of target for the CEO (based on Adjusted EBITDA performance only) and ranged approximately from 135% to 138% for Messrs. Bende, Aguilar and Nilsen, based on quarterly and annual Adjusted EBITDA and quarterly Objective components performance.

Index
Employment Agreements

Each of Messrs. Lisy, Bende, Aguilar and Nilsen is a party to an employment agreement with the Company, summarized below.

Chief Executive Officer and President (Robert Lisy)

On December 19, 2017, Intermex Holdings, Inc. (“Holdings”) entered into an amended and restated employment agreement (the “CEO Employment Agreement”) with Mr. Lisy for the position of Chief Executive Officer and President, which was in effect through December 30, 2020. Effective January 1, 2021, Holdings entered into an amended and restated employment agreement with Mr. Lisy (the “2021 CEO Employment Agreement”), which expires on December 31, 2021 subject to automatic one-year extensions unless either the Company or Mr. Lisy provides at least 90 days’ written notice to the other of intent not to renew the term. The 2021 CEO Employment Agreement replaced prior employment agreements between Mr. Lisy and the Company, including the CEO Employment Agreement in effect during 2020. During 2020, Mr. Lisy’s base salary was $725,000 and effective January 1, 2021, Mr. Lisy’s base salary is $1,000,000. The 2021 CEO Employment Agreement also provides that Mr. Lisy is eligible to earn a performance based annual cash incentive. The amount of any annual cash incentive payable shall be determined by the Board of Directors in its discretion, and shall be conditioned on the achievement of certain performance goals, including the achievement by Holdings of budgeted Adjusted EBITDA (as defined in the CEO Employment Agreement) as approved by the Board in its reasonable discretion, and the achievement of individual performance goals as may be reasonably agreed to by the Board and Mr. Lisy. The Board may, with Mr. Lisy’s consent, prospectively amend or modify from time to time the established cash incentive criteria, including any related performance requirements and target levels. Effective as of January 1, 2020, Mr. Lisy’s annual cash incentive target was increased to up to $363,000 and effective January 1, 2021, Mr. Lisy’s annual cash incentive target was increased to 100% of his base salary, or $1,000,000. The 2021 CEO Employment Agreement, subject to approval by the Compensation Committee, provides for an award to Mr. Lisy of restricted stock units (“RSUs”) and performance stock units (“PSUs”), in each case granted under the terms of the Company’s 2020 Omnibus Equity Compensation Plan (the “2020 Plan”) and having a grant date value of $1,250,000, as computed in accordance with U.S. GAAP. On March 4, 2021, the Compensation Committee approved the awards, consisting of 88,215 shares of restricted stock (in lieu of RSUs) and 88,215 PSUs. The vesting terms and performance goals of the awards were determined by the Compensation Committee at the time of grant and are generally consistent with awards granted to the Company’s other employees, except that, as required by the New CEO Employment Agreement, if Mr. Lisy retires after age 66, all awards will continue to vest in accordance with their original vesting schedule, subject to attainment of any applicable performance goals.

The 2021 CEO Employment Agreement provides that Mr. Lisy continues to be eligible to participate in all benefit programs (excluding severance, bonus, incentive or profit-sharing plans) offered by Holdings on the same basis as generally made available to other employees of Holdings and vacation and reimbursement benefits customary for a chief executive officer. In addition, Mr. Lisy is also entitled to the following benefits: (a) car allowance; (b) reimbursement for legal and certain other advisory fees incurred in connection with the negotiation of the 2021 CEO Employment Agreement; and (c) if obtained by Holdings during the term of Mr. Lisy’s employment, the right to acquire and assume the premium payments under any life insurance policy held by Holdings upon termination of Mr. Lisy’s employment. The 2021 CEO Employment Agreement continues to subject Mr. Lisy to the following restrictive covenants: (i) non-solicitation of customers and employees of Holdings during employment and for two years thereafter; (ii) non-competition during employment and for two years thereafter; (iii) non-disclosure of confidential information for an unspecified duration; and (iv) mutual and perpetual non-disparagement. The 2021 CEO Employment Agreement also provides for severance upon a termination of employment under certain circumstances, as described below under “—Potential Payments upon Termination or Change in Control.”

On November 15, 2021, Holdings entered into a new amended and restated employment agreement with Mr. Lisy (the “New CEO Employment Agreement”) effective as of January 1, 2022. The New CEO Employment Agreement contains all of the material terms described above except that (a) the New CEO Employment Agreements expires on December 31, 2023, subject to automatic extensions as described above, (b) Mr. Lisy’s annual cash incentive target was increased to 125% of his base salary, or $1,250,000, and (c) subject to approval by the Compensation Committee, provides for an award to Mr. Lisy of restricted stock and PSUs, in each case granted under the terms of the 2020 Plan and having a grant date value of $1,500,000, as computed in accordance with U.S. GAAP. On February 28, 2022, the Compensation Committee approved the award of 93,400 shares of restricted stock. The vesting terms of the restricted stock awards were determined by the Compensation Committee at the time of grant and are generally consistent with restricted stock unit awards granted to the Company’s other employees.

Chief Financial Officer (Andras Bende)

On December 7, 2020, the Company entered into an employment agreement (the “CFO Employment Agreement”) with Mr. Bende for the position of Chief Financial Officer for an indefinite term beginning on December 7, 2020. The CFO Employment Agreement provides for a base salary of $425,000 per year, subject to increase at the discretion of the Board of Directors. Effective January 1, 2022, Mr. Bende’s base salary was increased to $450,000 per year. The CFO Employment Agreement also provides that Mr. Bende is eligible to participate in the Company’s annual incentive compensation plan, with a target opportunity of 40% of his base salary (or $170,000) based upon the attainment of performance goals, as determined by the Board in its discretion. Mr. Bende is also eligible to participate in any benefit plans (excluding severance, bonus, incentive or profit-sharing plans, unless approved or determined by the Board of Directors in its discretion) offered by the Company as in effect from time to time on the same basis as generally made available to other employees of the

Index
Company. In addition, Mr. Bende is entitled to reimbursement and vacation benefits typical for a senior executive. The CFO Employment Agreement provides for awards to be granted to Mr. Bende, subject to the terms of the 2020 Plan, of 15,000 RSUs and 40,000 stock options in 2021. On March 4, 2021, the Compensation Committee approved the awards, consisting of 15,000 shares of restricted stock units and 22,000 PSUs (in lieu of options, with Mr. Bende’s consent). The vesting terms and performance goals of the awards were determined by the Compensation Committee at the time of grant and are generally consistent with awards granted to the Company’s other employees. The CFO Employment Agreement subjects Mr. Bende to the following restrictive covenants: (i) non-solicitation of customers and employees of the Company during employment and for three years thereafter; (ii) non-competition during employment and for nine months thereafter; (iii) non-disclosure of confidential information for an unspecified duration; and (iv) perpetual non-disparagement. The CFO Employment Agreement also provides for severance upon termination of employment under certain circumstances, as described below under “—Potential Payments upon Termination or Change in Control.”

Chief Operating Officer (Joseph Aguilar)

On September 23, 2019, the Company entered into an employment agreement (the “COO Employment Agreement”) with Mr. Aguilar for the position of Chief Operating Officer for an indefinite term beginning on September 23, 2019. The COO Employment Agreement provides for a base salary of $315,000 per year, subject to increase at the discretion of the Board of Directors, which base salary was increased to $375,000 effective January 1, 2021. Effective January 1, 2022, Mr. Aguilar’s base salary was increased to $420,000 per year. The COO Employment Agreement also provides that Mr. Aguilar is eligible to participate in the Company’s annual incentive compensation plan and shall have the opportunity to earn a performance based annual cash incentive of up to $100,000 (which bonus opportunity was increased to 50% of base salary, or $187,500, effective January 1, 2021), based upon the attainment of performance goals, as determined by the Board. Mr. Aguilar is also eligible to participate in any benefit plans (excluding severance, bonus, incentive or profit-sharing plans, unless approved or determined by the Board of Directors in its discretion) offered by the Company as in effect from time to time on the same basis as generally made available to other employees of the Company. In addition, Mr. Aguilar is entitled to reimbursement and vacation benefits typical for a senior executive. The COO Employment Agreement subjects Mr. Aguilar to the following restrictive covenants: (i) non-solicitation of customers and employees of the Company during employment and for three years thereafter; (ii) non-competition during employment and for nine months thereafter; (iii) non-disclosure of confidential information for an unspecified duration; and (iv) perpetual non-disparagement. The COO Employment Agreement also provides for severance upon termination of employment under certain circumstances, as described below under “—Potential Payments upon Termination or Change in Control.”

Chief Revenue Officer (Randy Nilsen)

On February 1, 2017, Holdings entered into an employment agreement (the “CRO Employment Agreement”) with Mr. Nilsen for the position of Chief Revenue Officer for an indefinite term beginning on February 1, 2017. The CRO Employment Agreement provides for a base salary, subject to increase at the discretion of the Board of Directors. Effective January 1, 2021, Mr. Nilsen’s base salary was $375,000 and effective January 1, 2022, Mr. Nilsen’s base salary was increased to $420,000 per year. The CRO Employment Agreement also provides that Mr. Nilsen is eligible to participate in Holdings’s annual incentive compensation plan and shall have the opportunity to earn a performance based annual cash incentive, which incentive opportunity was increased to 50% of base salary, or $187,500, as of January 1, 2021, based upon the attainment of performance goals, as determined by the Board. Mr. Nilsen is also eligible to participate in any benefit plans (excluding severance, bonus, incentive or profit-sharing plans, unless approved or determined by the Board of Directors in its discretion) offered by Holdings as in effect from time to time on the same basis as generally made available to other employees of Holdings. In addition, Mr. Nilsen is entitled to reimbursement and vacation benefits customary for a senior executive. The CRO Employment Agreement subjects Mr. Nilsen to the following restrictive covenants: (i) non-solicitation of customers and employees of Holdings during employment and for three years thereafter; (ii) non-competition during employment and for nine months thereafter; (iii) non-disclosure of confidential information for an unspecified period; and (iv) perpetual non-disparagement. The CRO Employment Agreement also provides for severance upon a termination of employment under certain circumstances, as described below under “—Potential Payments upon Termination or Change in Control.”

Index
Outstanding Equity Awards at End of Fiscal Year 2021

Name	Option Awards(1)							Stock Awards(2)
	Grant Date	Grant Type	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Robert Lisy Chief Executive Officer and President	7/26/2018	Option Award	497,911	297,476	—	$9.91	7/26/2028	—	—	—	—
	3/4/2021	RSA	—	—	—	—	—	88,215	$1,407,911	—	—
	3/4/2021	PSU	—	—	—	—	—	—	—	88,215	$1,407,911
Andras Bende Chief Financial Officer (2)	3/4/2021	RSU	—	—	—	—	—	15,000	$239,400	—	—
	3/4/2021	PSU	—	—	—	—	—	—	—	22,000	$351,120
Joseph Aguilar Chief Operating Officer	9/23/2019	Option Award	62,500	62,500	—	$14.46	9/23/2029	—	—	—	—
	6/26/2020	Option Award	31,250	93,750	—	$12.45	6/26/2030	—	—	—	—
	3/4/2021	RSU	—	—	—	—	—	19,408	$309,752	—	—
	3/4/2021	PSU	—	—	—	—	—	—	—	19,408	$309,752
Randall D. Nilsen Chief Revenue Officer	7/26/2018	Option Award	172,500	57,500	—	$9.91	7/26/2028	—	—	—	—
	3/4/2021	RSU	—	—	—	—	—	19,408	$309,752	—	—
	3/4/2021	PSU	—	—	—	—	—	—	—	19,408	$309,752

(1)The Option Awards columns reflect stock options granted to the applicable NEO on the dates shown, which vest and become exercisable in four equal installments beginning one year after the date of grant, subject to the NEO’s continued employment with the Company. The Option Awards described in this table were granted under the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan.

(2)The Stock Awards columns reflect RSUs and RSAs granted to the applicable NEO on the dates shown, which vest generally in four equal installments beginning one year after the date of grant, subject to the NEO’s continued employment with the Company. In addition, the Stock Awards column reflects PSUs granted, shown based on threshold performance, to the applicable NEO on the dates shown, which generally vest subject to attainment of performance criteria during the service period established by the Compensation Committee.

Index
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

Potential Payments upon Termination or Change in Control

Severance under Employment Agreements

Pursuant to the terms of the employment agreements with Mr. Lisy, Mr. Bende, Mr. Aguilar and Mr. Nilsen, the NEOs are entitled to receive certain payments in connection with certain termination events.

In the event that (i) Mr. Lisy is terminated by Holdings other than for Cause, Disability (as such terms are defined in the New CEO Employment Agreement) or death, (ii) if Mr. Lisy resigns for Good Reason (as defined in the New CEO Employment Agreement) or (iii) Mr. Lisy’s employment is terminated pursuant to the Company providing notice of non-renewal of the term of the New CEO Employment Agreement, Mr. Lisy is entitled to an amount equal to two times the sum of Mr. Lisy’s base salary and Mr. Lisy’s target bonus payable in equal installments over the two year period following termination and any other Accrued Rights (as defined in the New CEO Employment Agreement). In the event Mr. Lisy’s employment is terminated by us for Cause (as defined in the New CEO Employment Agreement), Mr. Lisy would be entitled to receive any base salary through the date of termination that remains unpaid as of the date of termination, any accrued and unpaid bonus for any previously completed year that Mr. Lisy is entitled to receive as of the date of termination, and any other Accrued Rights (as defined in the New CEO Employment Agreement).

If Mr. Lisy resigns for retirement (resignation after attainment of age 66 and providing six months’ notice), then outstanding awards granted under the Holdings long term incentive program will continue to vest in accordance with their original vesting schedule, subject to attainment of any applicable performance goals.

Pursuant to the New CEO Employment Agreement, in the event that any of the payments or benefits provided by Holdings to Mr. Lisy (whether pursuant to the terms of the New CEO Employment Agreement or any equity compensation or other agreement with Holdings) would constitute “parachute payments” (“Parachute Payments”) within the meaning of Section 280G of the Code, and would be subject to the excise tax imposed under Section 4999 of the Code or any interest or penalties with respect to such excise tax (collectively, the “Excise Tax”), then such Parachute Payments to be made to Mr. Lisy shall be payable either (1) in full or (2) as to such lesser amount which would result in no portion of such Parachute Payments being subject to the Excise Tax, whichever of the foregoing amounts, taking into account the applicable federal, state and local income taxes and the Excise Tax, results in Mr. Lisy’s receipt on an after-tax basis, of the greatest amount of economic benefits under the New CEO Employment Agreement, notwithstanding that all or some portion of such benefits may be subject to the Excise Tax. If a reduction in the Parachute Payment is necessary, then the reduction shall occur in accordance with the terms of the New CEO Employment Agreement.

In the event that Mr. Bende is terminated by Holdings other than for Cause, Disability (as such terms are defined in the CFO Employment Agreement) or death or if Mr. Bende resigns for Good Reason (as defined in the CFO Employment Agreement), he is entitled to base salary continuation for nine months, a payment equal to a pro-rata portion of his target bonus for the year in which termination occurs (less any bonus amounts already paid for such year) and any other Accrued Rights (as defined in the CFO Employment Agreement). In the event Mr. Bende’s employment is terminated by the Company for Cause (as defined in the CFO Employment Agreement), Mr. Bende would be entitled to any base salary through the date of termination that remains unpaid as of the date of termination, any accrued and unpaid bonus for any previously completed bonus period that Mr. Bende is entitled to receive as of the date of termination, and any other Accrued Rights (as defined in the CFO Employment Agreement).

In the event that Mr. Aguilar is terminated by Holdings other than for Cause, Disability (as such terms are defined in the COO Employment Agreement) or death or if Mr. Aguilar resigns for Good Reason (as defined in the COO Employment Agreement), he is entitled to base salary continuation for nine months, a pro-rata portion of his target bonus for the year in which termination occurs (less any bonus amounts already paid for such year) and any other Accrued Rights (as defined in the COO Employment Agreement). In the event Mr. Aguilar’s employment is terminated by the Company for Cause (as defined in the COO Employment Agreement), Mr. Aguilar would be entitled to any base salary through the date of termination that remains unpaid as of the date of termination, any accrued and unpaid bonus for any previously completed bonus period that Mr. Aguilar is entitled to receive as of the date of termination, and any other Accrued Rights (as defined in the COO Employment Agreement).

In the event that Mr. Nilsen is terminated by Holdings other than for Cause, Disability (as such terms are defined in the CRO Employment Agreement) or death or if Mr. Nilsen resigns for Good Reason (as defined in the CRO Employment Agreement), he is entitled to base salary continuation for nine months, a pro-rata portion of his target bonus for the year in which termination occurs (less any bonus amounts already paid for such year) and any other Accrued Rights (as defined in the CRO Employment Agreement). In the event Mr. Nilsen’s employment is terminated by the Company for Cause (as defined in the CRO Employment Agreement), Mr. Nilsen would be

Index
entitled to receive any base salary through the date of termination that remains unpaid as of the date of termination, any accrued and unpaid bonus for any previously completed bonus period that Mr. Nilsen is entitled to receive as of the date of termination, and any other Accrued Rights (as defined in the CRO Employment Agreement).

In addition to the rights described above upon certain terminations, termination of an NEO’s employment due to death or disability will result in accelerated vesting of outstanding awards under the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (the “2018 Plan”) and the 2020 Plan, although the number of any outstanding PSUs that vest depends on when the termination occurs during the applicable vesting period (either 100% of target or based on attainment of performance goals).

In the event of a change in control (as defined in the 2018 Plan) of Holdings, the NEO would be entitled to a full vesting of all options outstanding under the 2018 Plan. Awards granted under the standard form of RSU and PSU award agreements under the 2020 Plan provide that upon a change in control (as defined in the 2020 Plan) of Holdings, all awards will vest for an NEO if (a) the award is not assumed in the change in control or (b) the award is assumed in the change in control but within two years following the change in control the NEO’s employment is terminated without Cause (as defined in the 2020 Plan form of award agreement).

For awards of PSUs under the 2020 Plan standard form, if a change in control (as defined in the 2020 Plan) of Holdings occurs, the PSUs will generally convert into RSUs if the award is assumed in the change in control and the RSUs will continue to vest either based on target or based on attainment of performance goals through the change in control, but the other vesting rules applicable to RSU awards under the 2020 Plan will then apply (either full acceleration of vesting if no assumption of the RSU in the change in control or full acceleration of vesting following a termination without Cause within 2 years following the change in control). In addition, in the event of a termination without Cause (as defined in the 2020 Plan form PSU agreement) after the first year of the performance period, a pro rata portion of the PSUs may vest depending upon attainment of performance goals identified in the PSU agreement. Except for the terms of the awards for Mr. Lisy as described above, awards of RSUs and PSUs granted to NEOs in March 2021 each contain the terms set forth in the standard form of RSU and PSU agreement, as applicable.

Compensation of Directors

The directors for fiscal year 2021 included Robert Lisy, Justin Wender, Adam Godfrey, John Rincon, Kurt Holstein, Michael Purcell, Christopher Lofgren and Laura Maydón. Only the independent non-employee directors of the Company, John Rincon, Kurt Holstein, Michael Purcell, Christopher Lofgren and Laura Maydón, received compensation for their service as directors for the fiscal year ended December 31, 2021. Messrs. Kurt Holstein and Christopher Lofgren retired from the Board of Directors effective January 6, 2022.

For 2021, the compensation of the independent non-employee directors was as follows: (a) the Lead Independent Director received an annual retainer of $36,000 in cash and $36,000 in an award of fully vested shares, payable on a quarterly basis, at the end of each quarter; (b) the Audit Committee Chair received an annual retainer of $12,000 in cash and $12,000 in an award of fully vested shares, payable on a quarterly basis, at the end of each quarter; (c) the Compensation Committee Chair and Nominating and Corporate Governance Committee Chair each received an annual retainer of $8,000 in cash and $8,000 in an award of fully vested shares, payable on a quarterly basis at the end of each quarter; (d) the non-chair members of all committees each received an annual retainer of $8,000 in cash payable on an annual basis; and (e) the equity portion of the annual retainer for all independent non-employee directors was $100,000, payable on an annual basis in an equity-based award that vests on the one-year anniversary of the grant date. Independent non-employee directors also each continued to receive an annual cash retainer of $50,000, payable on an annual basis.

Also, all members of our Board of Directors are reimbursed for their usual and customary expenses incurred in connection with attending all Board and other committee meetings.

Index
Director Compensation Table for Fiscal Year 2021

The following table sets forth information for the year ended December 31, 2021 regarding the compensation awarded to, earned by or paid to our independent non-employee directors:

Director(1)	Fees earned or paid in cash ($)	Stock awards ($)(2)(3)	Total ($)
John Rincon	$66,000	$100,000	$166,000
Kurt Holstein(4)	$66,000	$108,000	$174,000
Michael Purcell	$106,000	$148,000	$254,000
Christopher Lofgren(4)	$66,000	$104,000	$170,000
Laura Maydón	$66,000	$104,000	$170,000

(1)Does not include any non-independent directors, including directors who also serve as officers of the Company, as these directors do not receive compensation for their service on the Board of Directors.

(2)Amounts shown in this column represent the grant date fair value of (a) restricted stock units granted to and (b) fully vested shares issued to each of the Company’s independent directors during fiscal year 2021 as computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions made in the valuation reflected in these columns, see Note 12 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

(3)As of December 31, 2021, each of the independent directors held 6,473 unvested restricted stock units, which vest on June 30, 2022.

(4)Messrs. Kurt Holstein and Christopher Lofgren retired from the Board of Directors effective January 6, 2022.

Index
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued under all of our equity compensation plans as of December 31, 2021, which included: the International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (“2020 Plan”) and the International Money Express, Inc. 2020 Employee Stock Purchase Plan (the “ESPP”), each of which was approved by the Company’s stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,390,336	(1)	$11.92	3,631,490	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	2,390,336		$11.92	3,631,490

(1)This number includes the following: 1,673,687 shares subject to outstanding awards granted under the 2018 Plan, all of which were subject to outstanding options awards. This number also includes 716,649 shares subject to outstanding awards granted under the 2020 Plan, of which 225,000 shares were subject to outstanding options awards, 231,934 shares were subject to outstanding RSU awards, 88,215 shares were subject to outstanding RSA awards, and 171,500 shares were subject to outstanding PSU awards.

(2)Represents 2,881,490 shares available for issuance under the 2020 Plan and 750,000 shares available for issuance under the ESPP.

Index
Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our outstanding shares of common stock as of February 25, 2022 by: (a) each person or “group” (as such term is used in Section 13(d)(3) of the Exchange Act) who is known by us to beneficially own 5% or more of our shares of common stock, (b) each of our directors and each of our NEOs, and (c) all of our directors and executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all of the common stock owned by them.

Unless otherwise provided, beneficial ownership of common stock of the Company is based on 38,318,279 shares of common stock of the Company outstanding as of February 25, 2022.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Common Stock Beneficially Owned (2)

Directors and Executive Officers:(3)
Robert Lisy (4)	1,814,789	4.7%
Andras Bende (5)	3,750	*
Randall D. Nilsen (6)	348,274	*
Joseph Aguilar (7)	98,602	*
Debra Bradford (8)	—	—
Bernardo Fernández (9)	—	—
Adam Godfrey (10)	3,192,076	8.3%
Michael Purcell (11)	29,675	*
Laura Maydón (12)	5,050	*
John Rincon (13)	695,060	1.8%
Justin Wender (10)	3,192,076	8.3%
All directors and executive officers as a group (12 individuals)	6,193,213	15.8%

Five Percent Holders:
SPC Intermex, LP (14)	3,192,076	8.3%
Wellington Management Group LLP (15)	3,506,275	9.2%
Conifer Management, L.L.C. (16)	2,000,000	5.2%
BlackRock, Inc. (17)	2,550,399	6.7%
Wellington Trust Company (18)	2,187,632	5.7%
The Vanguard Group, Inc. (19)	2,119,575	5.5%
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

(2)In calculating the percentage ownership or percent of equity vote for a given individual or group, the number of common shares outstanding includes unissued shares subject to options, warrants, rights or conversion privileges, exercisable within 60 days of February 25, 2022, held by such individual or group, but are not deemed outstanding by any other person or group.

(3)Unless otherwise noted, the business address of each of the directors and executive officers is 9480 South Dixie Highway, Miami, Florida 33156.

Index
(4)Includes (i) 438,531 shares held by Hawk Time Enterprises, LLC, a Delaware limited liability company (“Hawk Time”), (ii) 813,629 shares held by the Robert Lisy Family Revocable Living Trust (the “Lisy Trust”) and (iii) 497,911 shares held by Mr. Lisy, representing shares issuable upon exercise of options that are exercisable as of February 25, 2022. Mr. Lisy is the sole manager of Hawk Time and sole trustee of the Lisy Trust.

(5)Includes 3,750 shares deliverable within 30 days after vesting of restricted stock units on March 4, 2022. Excludes 22,000 shares deliverable within 30 days after vesting of awards of performance stock units.

(6)Includes 172,500 shares issuable upon exercise of options that are exercisable within 60 days of February 25, 2022 and 4,852 shares deliverable within 30 days after vesting of restricted stock units on March 4, 2022. Excludes 14,556 shares and 19,408 shares deliverable within 30 days after vesting of awards of restricted stock units and performance stock units, respectively.

(7)Includes 93,750 shares issuable upon exercise of options that are exercisable within 60 days of February 25, 2022 and 4,852 shares deliverable within 30 days after vesting of restricted stock units on March 4, 2022. Excludes 14,556 shares and 19,408 shares deliverable within 30 days after vesting of awards of restricted stock units and performance stock units, respectively.

(8)Ms. Bradford currently serves on the Board of Directors of the Company. Excludes 3,104 shares deliverable within 30 days after vesting of restricted stock units on June 30, 2022.

(9)Mr. Fernández currently serves on the Board of Directors of the Company. Excludes 3,104 shares deliverable within 30 days after vesting of restricted stock units on June 30, 2022.

(10)Includes 3,192,076 shares held by SPC Intermex, LP, whose general partner is SPC Intermex GP, LLC. Stella Point Capital (“Stella Point”) is the sole manager of SPC Intermex GP, LLC, and Messrs. Godfrey and Wender are Managing Partners of Stella Point and as a result of their position they may be deemed to be the beneficial owner of those shares. Messrs. Godfrey and Wender serve on the Board of Directors of the Company as representatives of Stella Point. The ownership information set forth herein is based in its entirety on the material contained in Schedule 13D, as amended, dated November 5, 2020, filed with the SEC by Messrs. Godfrey and Wender, along with certain other filing parties. Based on the Schedule 13D, as amended, Messrs. Godfrey and Wender are each the beneficial owner of an aggregate of 3,192,076 shares with shared voting power over 3,192,076 shares and shared dispositive power over 3,192,076 shares. Messrs. Godfrey and Wender disclaim beneficial ownership of any shares of common stock held by SPC Intermex, LP. The address for Messrs. Godfrey and Wender is c/o Stella Point Capital LLC, 444 Madison Ave., 25th Floor, New York, New York 10022.

(11)Mr. Purcell, who owns 29,675 shares on a personal basis, currently serves on the Board of Directors of the Company. Excludes 6,473 shares deliverable within 30 days after vesting of restricted stock units on June 30, 2022.

(12)Ms. Maydón, who owns 5,050 shares on a personal basis, currently serves on the Board of Directors of the Company. Excludes 6,473 shares deliverable within 30 days after vesting of restricted stock units on June 30, 2022.

(13)Includes (i) 25,298 shares held by Mr. Rincon, (ii) 495,804 shares held by Latin American Investment Holdings, Inc. and (iii) 180,431 shares held by Rincon Capital Partners, LLC. Mr. Rincon owns 100% of Latin American Investment Holdings, Inc. (“LAIH”) and jointly owns Rincon Capital Partners, LLC (“Rincon LLC”). Excludes 6,473 shares of which are deliverable to Mr. Rincon within 30 days after vesting of restricted stock units on June 30, 2022. Mr. Rincon owns 100% of LAIH and jointly owns Rincon LLC and is its managing member.

(14)Includes 3,192,706 shares held by SPC Intermex, LP. The ownership information set forth herein is based in its entirety on the information contained in the Schedule 13D, as amended, filed with the SEC on November 5, 2020 by SPC Intermex, LP, SPC Intermex GP, LLC and Stella Point, along with certain other filing parties. Based on the Schedule 13D, as amended, SPC Intermex, LP is the beneficial owner of an aggregate of 3,192,706 shares with shared voting power over 3,192,706 shares and shared dispositive power over 3,192,706 shares. The general partner of SPC Intermex, LP is SPC Intermex GP, LLC and Stella Point is the sole manager of SPC Intermex GP, LLC. Messrs. Godfrey and Wender are the Managing Partners of and jointly control Stella Point. SPC Intermex GP, LLC, Stella Point, and Messrs. Godfrey and Wender may be deemed to share beneficial ownership of the shares held of record by SPC Intermex, LP, but disclaim beneficial ownership of such shares. See “Risk Factors - SPC Intermex LP (“SPC Intermex”), an affiliate of Stella Point Capital (“Stella Point”) has controlled a significant percentage of our common stock, and has had the ability to influence our major corporate decisions. Although SPC Intermex owns significantly fewer shares of our common stock after the Company’s secondary offering in 2020, it remains a significant stockholder the interests of which may conflict with the interests of other holders of our common stock.” in Item 1A of this Annual Report on Form 10-K. The address for SPC Intermex, LP is c/o Stella Point Capital LLC, 444 Madison Ave., 25th Floor, New York, New York 10022.

Index
(15)Based solely on the information contained in the Schedule 13G, as amended, jointly filed with the SEC on February 4, 2022 by Wellington Management Group LLP (“WMG”), Wellington Group Holdings LLP (“WGH”), Wellington Investment Advisors Holdings LLP (“WIAH”) and Wellington Management Company LLP (“WMC” and collectively with WMG, WGH and WIAH, the “Wellington Group”), each of WMG, WGH and WIAH is the beneficial owner of 3,506,275 shares with shared voting power over 3,437,625 and shared dispositive power over 3,506,275 shares, and WMC is the beneficial owner of 3,452,464 shares with shared voting power over 3,383,814 and shared dispositive power over 3,452,464 shares. The shares were acquired by the following subsidiaries of WMG, as the parent holding company of certain holding companies and investment advisors: WGH, WIAH, Wellington Management Global Holdings, Ltd., WMC, Wellington Management Canada LLC, Wellington Management Singapore Pte Ltd, Wellington Management Hong Kong Ltd, Wellington Management International Ltd, Wellington Management Japan Pte Ltd, and Wellington Management Australia Pty Ltd. The address for the Wellington Group is c/o Wellington Management Company LLP 280 Congress Street, Boston, MA 02210.

(16)Based solely on the information contained in the Schedule 13G filed, as amended, with the SEC on February 14, 2022 by Conifer Management, L.L.C. (“Conifer”), Conifer may be deemed to be the beneficial owner of 2,000,000 shares with sole voting and sole dispositive power over all of such shares. The address for Conifer is 9 West 57th Street, Suite 5000, New York, New York 10019-2701.

(17)Based solely on the information contained in the Schedule 13G filed with the SEC on February 3, 2022 by BlackRock, Inc. (“BlackRock”), BlackRock is the beneficial owner of 2,550,399 shares with sole voting power over 2,437,594 shares and sole dispositive power over 2,550,399 shares. The shares were acquired by the following subsidiaries of BlackRock: Aperio Group, LLC, BlackRock Advisors, LLC, BlackRock Investment Management (UK) Limited, BlackRock Asset Management Canada Limited, BlackRock Fund Advisors, BlackRock Asset Management Ireland Limited, BlackRock Institutional Trust Company, National Association, BlackRock Financial Management, Inc., BlackRock Fund Managers Ltd, BlackRock Japan Co., Ltd., BlackRock Asset Management Schweiz AG, and BlackRock Investment Management, LLC. The address for BlackRock is 55 East 52nd Street, New York, NY 10055.

(18)Based solely on the information contained in the Schedule 13G filed with the SEC on February 4, 2022 by Wellington Trust Company, NA (“WTC”), WTC is the beneficial owner of 2,187,632 shares with shared voting and shared dispositive power over all such shares. The address for the Wellington Trust Company, NA is c/o Wellington Management Company LLP 280 Congress Street, Boston, MA 02210.

(19)Based solely on the information contained in the Schedule 13G filed with the SEC on February 10, 2022 by The Vanguard Group (“Vanguard”), Vanguard may be deemed to be the beneficial owner of 2,119,575 shares with shared voting power over 60,744 shares, sole dispositive power over 2,033,670 shares and shared dispositive power over 85,905 shares. The address for Vanguard is 100 Vanguard Blvd., Malvern, PA 19355.

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

Certain Related Person Transactions

Since the beginning of the fiscal year ended December 31, 2021, there has not been, nor is there, any currently proposed transaction or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeded or exceeds the lesser of $120,000 and in which any related person had, has or will have a direct or indirect material interest, other than as set forth in the sections captioned “Executive Compensation”, “Director Compensation Table” and “Security Ownership of Certain Beneficial Owners and Management” above, or as disclosed below. In addition, please see the section captioned “Risk Factors” in this Annual Report on Form 10-K for descriptions of risks that may arise as a result of these and other such relationships and related person transactions.

Registration Rights

The Company is a party to a Registration Rights Agreement, dated July 26, 2018 as amended on July 29, 2019 (as amended, the “Registration Rights Agreement”), with certain of our stockholders, including entities affiliated with certain of our directors, Messrs. Godfrey, Wender, Rincon, Lisy and Holstein, and two of our executives, Messrs. Lisy, and Nilsen, that provides certain registration rights with respect to the shares of the Company’s common stock. The Registration Rights Agreement provides the stockholders party to the agreement the right to require the Company to effect one or more shelf registrations under the Securities Act, covering all or part of such stockholder’s common stock upon written request to the Company. The Registration Rights Agreement additionally provides piggyback rights to the stockholders party to the Registration Rights Agreement, subject to customary underwriter cutbacks and issuer blackout periods. The Company also agreed to pay certain fees and expenses relating to registrations under the Registration Rights Agreement.

Shareholders Agreement

The Company is a party to the Shareholders Agreement with certain shareholders, including entities affiliated with three directors, Messrs. Godfrey, Wender and Lisy, and two of our executives, Messrs. Lisy and Nilsen. Pursuant to the Shareholders Agreement, for so long as the Intermex Legacy Stockholders party thereto hold, in the aggregate, at least 10% of the total outstanding shares of the Company’s common stock, SPC Representative will be entitled to designate eight individuals for election to the Company’s Board of Directors of which at least three designees must qualify as an “independent director” under the Exchange Act and Nasdaq rules. Following such times as the collective ownership of such Intermex Legacy Stockholders is less than 10% of the outstanding shares of the Company’s common stock, SPC Representative will be entitled to designate one person for election to the Company’s Board of Directors, which designation right will lapse at such time as the Intermex Legacy Stockholders’ collective ownership is less than 5% of the outstanding shares of the Company’s common stock. Pursuant to the Shareholders Agreement, all of the stockholders party thereto are required to vote their shares of the Company’s common stock subject to the Shareholders Agreement as set forth therein for the director nominees designated thereunder; however, on October 5, 2020, the Company, FinTech Investor Holdings II (“Fintech”) and SPC Representative entered into a Waiver to the Shareholders Agreement, pursuant to which the obligation of each party to the Shareholders Agreement (other than SPC Intermex LP) to vote to elect and/or maintain in office as members of the Company’s board of directors the individuals nominated by SPC Representative was irrevocably and permanently waived. As of December 31, 2021, the Intermex Legacy Stockholders continued to own more than 10% of our outstanding shares of common stock. See “Risk Factors - SPC Intermex LP, an affiliate of Stella Point Capital, has controlled a significant percentage of our common stock, and has had the ability to influence our major corporate decisions. Although SPC Intermex owns significantly fewer shares of our common stock after the Company’s secondary offering in 2020, it remains a significant stockholder the interests of which may conflict with the interests of other holders of our common stock.” of this Annual Report on Form 10-K for additional information.

Index
Director Independence

Nasdaq listing rules require that a majority of the board of directors of a company listed on Nasdaq be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that John Rincon, Michael Purcell, Laura Maydón, Debra Bradford and Bernardo Fernández are independent directors under the Nasdaq listing rules and Rule 10A-3 of the Exchange Act. Additionally, the Board determined that Kurt Holstein and Christopher Lofgren were independent during the period in which each served as a director during 2021 and 2022. In making these determinations, our Board of Directors considered the current and prior relationships that each non-employee director had with the Company and all other facts and circumstances our Board of Directors deemed relevant in determining independence, including the beneficial ownership of our common stock by each non-employee director, and the transactions involving them. In addition, the Board of Directors appointed Mr. Purcell as the Lead Independent Director, effective September 2020.

Index
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The following tables present fees for professional audit services rendered by BDO USA, LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2021 and 2020, and fees billed for the other services rendered during those periods.

	2021	2020
Audit fees (1)	$632,500	$692,932
Audit-related fees (2)	$398,735	$—
Tax fees (3)	$—	$—
All other fees (4)	$—	$—

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

10.1(c)**	Increase Joinder No. 1 to Credit Agreement, dated March 25, 2019, by and among International Money Express, Inc., as Holdings, International Money Express Sub 2, LLC, as Intermediate Holdings, Intermex Holdings, Inc., as the Term Borrower, Intermex Wire Transfer, LLC, as the Revolver Borrower, the other guarantors from time to time party thereto, the lenders from time to time party thereto and Keybank National Association, as the administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 30, 2019).

10.1(d)**	Increase Joinder No. 2 to Credit Agreement, dated as of May 12, 2021, by and among International Money Express, Inc., as Holdings, International Money Express Sub 2, LLC, as Intermediate Holdings, Intermex Holdings, Inc., as the Term Borrower, Intermex Wire Transfer, LLC, as the Revolver Borrower, the other guarantors from time to time party thereto, the lenders from time to time party thereto and KeyBank National Association, as the Administrative Agent and L/C Issuer. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2021)

10.1(e)**	Amended and Restated Credit Agreement, dated as of June 24, 2021, by and among International Money Express, Inc., as Holdings, International Money Express Sub 2, LLC, as Intermediate Holdings, Intermex Holdings, Inc., as the Term Borrower, Intermex Wire Transfer, LLC, as the Revolver Borrower, the other guarantors from time to time party thereto, the lenders from time to time party thereto and KeyBank National Association, as the Administrative Agent and L/C Issuer. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2021)

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

10.10**†
International Money Express, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 15, 2020).

10.11**†
Form of Non-Qualified Stock Option Agreement pursuant to the International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2020).

10.12**†
Form of RSU Agreement (Non-Employee Directors) pursuant to the International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2020).

10.13**†
Form of RSU Agreement (Employees) pursuant to the International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2021).

10.14**†
Form of PSU Agreement (Employees) pursuant to the International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2021).

10.15**†
Form of PSU Agreement (Robert Lisy) pursuant to the International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2021).

10.16**†
Form of Restricted Stock Award Agreement (Robert Lisy) pursuant to the International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2021).

10.17**†
Amended and Restated Employment Agreement by and between Robert Lisy and Intermex Holdings, Inc., dated as of November 15, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2021).

10.18**†
Employment Agreement by and between Andras Bende and the Company, dated as of December 7, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2020).

10.19**†	Employment Agreement by and between Randy Nilsen and Intermex Holdings, Inc. dated as of February 1, 2017 (incorporated by reference to Exhibit 10.5(e) to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.20**†
Employment Agreement dated September 23, 2019, between Joseph Aguilar and the Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed On October 3, 2019).

10.21**†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

21.1*	Subsidiaries of the registrant

23.1*	Consent of BDO USA, LLP.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Chief Executive Officer

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Chief Financial Officer

32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, are formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Audited Consolidated Balance Sheets, (ii) the Audited Consolidated Statements of Income and Comprehensive Income, (iii) the Audited Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Audited Consolidated Statements of Cash Flows, and (v) the Notes to Audited Consolidated Financial Statements.

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL and contained in Exhibit 101.

†Management contract or compensatory plan or arrangement.
*Filed herewith.
**Previously filed.
#    Furnished herewith.

Index
ITEM 16.    FORM 10-K SUMMARY
None.

Index
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Money Express, Inc. (Registrant)

March 7, 2022	By:	/s/ Robert Lisy
Robert Lisy
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Lisy	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 7, 2022
Robert Lisy

/s/ Andras Bende	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2022
Andras Bende

/s/ Debra Bradford	Director	March 7, 2022
Debra Bradford

/s/ Bernardo Fernández	Director	March 7, 2022
Bernardo Fernández

/s/ Adam Godfrey	Director	March 7, 2022
Adam Godfrey

/s/ Laura Maydón	Director	March 7, 2022
Laura Maydón

/s/ Michael Purcell	Lead Director	March 7, 2022
Michael Purcell

/s/ John Rincon	Director	March 7, 2022
John Rincon

/s/ Justin Wender	Director	March 7, 2022
Justin Wender