Form 10-Q
period 2022-03-31
International Money Express, Inc.
filed 2022-05-04
CIK 1683695

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of April 27, 2022, there were 38,442,585 shares of the registrant’s common stock, $0.0001 par value per share, outstanding. The registrant has no other class of common stock outstanding.

Index
INTERNATIONAL MONEY EXPRESS, INC.

Index

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act, as amended, which reflect our current views with respect to certain events that are not historical facts but could have an effect on our future performance, including but without limitation, statements regarding our plans, objectives, financial performance, business strategies, projected results of operations, and expectations for the business of the Company.
These statements may include and be identified by words or phrases such as, without limitation, “would,” “will,” “should,” “expects,” “believes,” “anticipates,” “continues,” “could,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “forecasts,” “intends,” “assumes,” “estimates,” “approximately,” “shall,” “our planning assumptions,” “future outlook,” “currently,” “target,” “guidance,” and similar expressions (including the negative and plural forms of such words and phrases). These forward-looking statements are based largely on information currently available to our management and on our current expectations, assumptions, plans, estimates, judgments, projections about our business and our industry, and macroeconomic conditions, and are subject to various risks, uncertainties, estimates, contingencies and other factors, many of which are outside our control, that could cause actual results to differ materially from those expected or implied by such forward-looking statements and could materially adversely affect our business, financial condition, results of operation, cash flows and liquidity. Factors that could cause or contribute to such differences include, but are not limited to, the following:
•changes in applicable laws or regulations;
•factors relating to our business, operations and financial performance, including:
◦our ability to successfully execute, manage and integrate key acquisitions and mergers, including the acquisition of Envios de Valores La Nacional Corp. and LAN Holdings, Corp.;
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
◦consumer confidence in our brand and in consumer money transfers generally;
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
◦our ability to recruit and retain key personnel; and
•other economic, business and/or competitive factors, risks and uncertainties, including those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in our Annual Report on Form 10-K for the year ended December 31, 2021.
All forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Index
PART 1 – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	March 31, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets:
Cash	$157,237	$132,474
Accounts receivable, net	86,435	67,317
Prepaid wires, net	15,264	56,766
Prepaid expenses and other current assets	6,284	6,988
Total current assets	265,220	263,545

Property and equipment, net	20,918	17,905
Goodwill	36,260	36,260
Intangible assets, net	14,390	15,392
Other assets	12,900	7,434
Total assets	$349,688	$340,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net	$3,882	$3,882
Accounts payable	17,219	23,151
Wire transfers and money orders payable, net	59,694	56,066
Accrued and other liabilities	32,937	33,760
Total current liabilities	113,732	116,859
Long-term liabilities:
Debt, net	78,240	79,211
Lease liabilities, net	3,505	—
Deferred tax liability, net	1,477	1,426
Total long-term liabilities	83,222	80,637

Commitments and contingencies, see Note 15

Stockholders’ equity:
Common stock $0.0001 par value; 230,000,000 shares authorized, 38,885,736 and 38,820,222 shares issued and 38,319,826 and 38,478,700 shares outstanding as of March 31, 2022 and December 31, 2021, respectively.	4	4
Additional paid-in capital	68,431	66,875
Retained earnings	93,457	81,803
Accumulated other comprehensive income (loss)	36	(76)
Treasury stock, at cost; 565,910 and 341,522 shares as of March 31, 2022 and December 31, 2021, respectively.	(9,194)	(5,566)
Total stockholders’ equity	152,734	143,040
Total liabilities and stockholders’ equity	$349,688	$340,536

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except for share data, unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Wire transfer and money order fees, net	$98,000	$80,912
Foreign exchange gain, net	15,674	13,049
Other income	992	616
Total revenues	114,666	94,577

Operating expenses:
Service charges from agents and banks	76,993	63,372
Salaries and benefits	11,310	9,875
Other selling, general and administrative expenses	7,069	5,505
Depreciation and amortization	2,183	2,335
Total operating expenses	97,555	81,087

Operating income	17,111	13,490

Interest expense	952	1,339

Income before income taxes	16,159	12,151

Income tax provision	4,505	3,174

Net income	11,654	8,977

Other comprehensive income (loss)	112	(4)

Comprehensive income	$11,766	$8,973

Earnings per common share:
Basic and diluted	$0.30	$0.23

Weighted-average common shares outstanding:
Basic	38,362,014	38,239,130
Diluted	39,077,665	38,846,906

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except for share data, unaudited)

	Three Months Ended March 31, 2022
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	38,820,222	$4	(341,522)	$(5,566)	$66,875	$81,803	$(76)	$143,040
Net income	—	—	—	—	—	11,654	—	11,654
Issuance of common stock:
Exercise of stock options	43,725	—	—	—	561	—	—	561
Restricted stock units and awards, net of shares withheld for taxes	20,787	—	—	—	(273)	—	—	(273)
Fully vested shares	1,002	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1,268	—	—	1,268
Adjustment from foreign currency translation, net	—	—	—	—	—	—	112	112
Acquisition of treasury stock, at cost	—	—	(224,388)	(3,628)	—	—	—	(3,628)
Balance, March 31, 2022	38,885,736	$4	(565,910)	$(9,194)	$68,431	$93,457	$36	$152,734

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	38,217,125	$4	$59,310	$34,960	$(13)	$94,261
Net income	—	—	—	8,977	—	8,977
Issuance of common stock:
Exercise of stock options	144,632	—	1,434	—	—	1,434
Restricted stock units and awards	1,031	—	—	—	—	—
Share-based compensation	—	—	896	—	—	896
Adjustment from foreign currency translation, net	—	—	—	—	(4)	(4)
Balance, March 31, 2021	38,362,788	$4	$61,640	$43,937	$(17)	$105,564

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$11,654	$8,977
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,183	2,335
Share-based compensation	1,268	896
Provision for credit losses	442	162
Debt origination costs amortization	253	200
Deferred income tax provision (benefit), net	51	(144)
Non-cash lease expense	468	—
Loss on disposal of property and equipment	140	65
Total adjustments	4,805	3,514
Changes in operating assets and liabilities:
Accounts receivable, net	(19,546)	(11,938)
Prepaid wires, net	41,879	(36,163)
Prepaid expenses and other assets	360	(59)
Wire transfers and money orders payable, net	3,232	548
Lease liabilities	(580)	—
Accounts payable and accrued and other liabilities	(8,520)	2,715
Net cash provided by (used in) operating activities	33,284	(32,406)

Cash flows from investing activities:
Purchases of property and equipment	(4,316)	(1,930)
Net cash used in investing activities	(4,316)	(1,930)

Cash flows from financing activities:
Repayments of term loan facility	(1,094)	(1,915)
Borrowings under revolving credit facility, net	—	15,000
Proceeds from exercise of stock options	561	1,434
Payments for stock awards	(273)	—
Repurchases of common stock	(3,628)	—
Net cash (used in) provided by financing activities	(4,434)	14,519

Effect of exchange rate changes on cash	229	(3)

Net increase (decrease) in cash	24,763	(19,820)

Cash, beginning of period	132,474	74,907

Cash, end of period	$157,237	$55,087

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands, unaudited)

	Three Months Ended March 31,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$698	$1,138
Cash paid for income taxes	$2,804	$75
Non-cash lease liabilities arising from obtaining right-of-use assets	$5,613	$—

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

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). Although the worst effects of the pandemic appear to have subsided in the United States, the pandemic has had and continues to have a significant effect on economic conditions in the United States, and continues to cause significant uncertainties in the U.S. and global economies, particularly as a result of new variants of COVID-19, which appear to be causing an increase in COVID-19 cases in certain places around the world. Public health officials and medical professionals have warned that COVID-19 resurgences may continue to occur due to a variety of factors, including the extent of economic activity, social interaction, vaccination rates and the emergence of potent variants. It is unclear if and when resurgences will occur or how long any resurgence will last, how severe it will be, and what safety measures governments and businesses will impose in response.

The extent to which the COVID-19 pandemic affects our business, operations and financial results depends, and will continue to depend, on numerous evolving factors that we may not be able to accurately predict. Although the Company’s operations continued effectively despite social distancing and other measures taken in response to the pandemic, the ultimate impact of the COVID-19 pandemic on our financial condition, results of operations and cash flows is dependent on future developments, including the duration or resurgence of the pandemic and the related extent of its severity, as well as its impact on the economic conditions, particularly the level of unemployment of our consumers, inflation (including changes in wages) and governmental efforts to restrain inflation, interest rate levels and foreign exchange volatility, all of which remain uncertain and cannot be predicted at this time. If the global response to contain and remedy the COVID-19 pandemic escalates further or is unsuccessful, or if governmental decisions to ease pandemic related restrictions are ineffective, premature or counterproductive, or if an escalation in the global response to contain the COVID-19 pandemic is required or is unsuccessful, the Company could experience a material adverse effect on its financial condition, results of operations and cash flows.

The condensed consolidated financial statements of the Company include Intermex Holdings, Inc. (“Holdings”), its wholly-owned indirect subsidiary, Intermex Wire Transfer, LLC (“LLC”), Intermex Wire Transfers de Guatemala, S.A. (“Intermex Guatemala”) - 100% owned by LLC, Intermex Wire Transfer de Mexico, S.A. and Intermex Transfers de Mexico, S.A. (“Intermex Mexico”) - 98% owned by LLC and 2% directly owned by Holdings, Intermex Wire Transfer Corp. - 100% owned by LLC, Intermex Wire Transfer II, LLC - 100% owned by LLC and Canada International Transfers Corp. - 100% owned by LLC.

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All significant inter-company balances and transactions have been eliminated from the condensed consolidated financial statements.

The Company’s interim condensed consolidated financial statements and related notes are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. The results reported in these interim condensed consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. Certain information and footnote disclosures required by GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

On March 16, 2022, the Company entered into a definitive purchase agreement to acquire Envios de Valores La Nacional Corp. and LAN Holdings, Corp., which either directly or indirectly operate as money remittance companies in the United States, Canada and certain countries in Europe. The transaction is subject to customary regulatory approvals and is expected to close in the third quarter of 2022.

Accounting Pronouncements

On January 1, 2022, the Company adopted the new accounting guidance, Leases (Topic 842) (“ASC 842”), which required the Company to record assets and liabilities on the balance sheet for lease-related rights and obligations and disclose key information about its leasing arrangements. The guidance requires that a lessee recognizes a liability to make lease payments (the lease liability) and a right-of-use (“ROU”) asset representing its right to use the underlying asset for the lease term on the balance sheet. Leases will be classified as financing or operating, with classification affecting the pattern of expense recognition in the condensed consolidated statements of income and comprehensive income. Refer to Note 6 for additional information on the adoption of this standard and related disclosures.

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

NOTE 2 – REVENUES
The Company recognized revenues from contracts with customers for the three months ended March 31, 2022 and 2021, as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Wire transfer and money order fees	$98,404	$81,216
Discounts and promotions	(404)	(304)
Wire transfer and money order fees, net	98,000	80,912
Foreign exchange gain, net	15,674	13,049
Other income	992	616
Total revenues	$114,666	$94,577

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

The Company also offers several other services, including money orders and check cashing through our sending agents, for which revenue is derived from a fee per transaction. For substantially all of the Company’s revenues, the Company acts as principal in the transactions and reports revenue on a gross basis because the Company controls the service at all times prior to transfer to the customer, is primarily responsible for fulfilling the customer contracts, has the risk of loss and has the ability to establish transaction prices.

NOTE 3 – ACCOUNTS RECEIVABLE AND AGENT ADVANCES RECEIVABLE, NET OF ALLOWANCE
Accounts Receivable

Accounts receivable represents outstanding balances from sending agents for pending wire transfers or money orders from consumers. The outstanding balance of accounts receivable, net of allowance for credit losses, consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Accounts receivable	$88,628	$69,498
Allowance for credit losses	(2,193)	(2,181)
Accounts receivable, net	$86,435	$67,317

Index
Agent Advances Receivable

The Company had agent advances receivable, net of allowance for credit losses, from sending agents as follows (in thousands):

	March 31, 2022	December 31, 2021
Agent advances receivable, current	$889	$791
Allowance for credit losses	(41)	(55)
Net current	$848	$736

Agent advances receivable, long-term	$1,031	$656
Allowance for credit losses	(22)	(13)
Net long-term	$1,009	$643

The net current portion of agent advances receivable is included in prepaid expenses and other current assets (see Note 4), and the net long-term portion is included in other assets in the condensed consolidated balance sheets. Agent advances receivable have interest rates ranging from 0% to 15.5% per annum. At March 31, 2022 and December 31, 2021, there were $1.9 million and $1.4 million, respectively, of agent advances receivable collateralized by personal guarantees from sending agents and assets from their businesses in case of a default by the agent.

The maturities of agent advances receivable at March 31, 2022 are as follows (in thousands):

Unpaid Advance Balance
Under 1 year	$889
Between 1 and 2 years	891
Between 2 and 3 years	140
Total	$1,920

Allowance for Credit Losses

The changes in the allowance for credit losses related to accounts receivable and agent advances receivable are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$2,249	$2,042
Provision	442	162
Charge-offs	(532)	(265)
Recoveries	97	119
Ending Balance	$2,256	$2,058

The allowance for credit losses allocated by financial instrument category is as follows (in thousands):

	March 31, 2022	December 31, 2021
Accounts receivable	$2,193	$2,181
Agent advances receivable	63	68
Allowance for credit losses	$2,256	$2,249

Index

NOTE 4 – PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid insurance	$610	$923
Prepaid fees and services	2,209	1,930
Agent advances receivable, net of allowance	848	736
Assets pending settlement	500	331
Prepaid income taxes	409	1,563
Prepaid expenses and current assets - other	1,708	1,505
	$6,284	$6,988

Other assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Revolving line origination fees	$1,902	$2,032
Agent incentives advances	948	1,010
Agent advances receivable, net of allowance	1,009	643
Right-of-use assets, net	5,145	—
Funds held by seized banking entities, net of allowance	3,210	3,114
Other assets	686	635
	$12,900	$7,434

During September 2021, local banking regulators in Mexico resolved to close and liquidate a local financial institution, citing a lack of compliance with minimum capital requirements. The Company has approximately $5.1 million of exposure from deposits it held with this bank when it was closed. In accordance with the banking regulations in Mexico, large depositors such as the Company will be paid once the assets of the financial institution are liquidated. Currently, it is difficult to predict the length of the liquidation process or if the proceeds from the asset liquidation will be sufficient to recover a portion or all of its funds on deposit. Consequently, the Company maintains a valuation allowance of approximately $2.0 million in connection with the balance of deposits held by the financial institution as a result of its closure.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS
Goodwill and the majority of intangible assets on the condensed consolidated balance sheets of the Company were recognized from a prior acquisition. Intangible assets on the condensed consolidated balance sheets of the Company consist of agent relationships, trade name, developed technology and other intangible assets. Agent relationships, trade name and developed technology are all amortized over 15 years using an accelerated method that correlates with the projected realization of the benefit. The agent relationships intangible represents the network of independent sending agents; trade name refers to the Intermex name, branded on all agent locations and well recognized in the market; and developed technology includes the state-of-the-art system that the Company has continued to develop and improve over the past 20 years. Other intangible assets relate to the acquisition of Company-operated stores, which are amortized on a straight line basis over 10 years. The determination of our intangible fair values includes several assumptions that are subject to various risks and uncertainties. Management believes it has made reasonable estimates and judgments concerning these risks and uncertainties, and no impairment charges were determined necessary to be recognized during the three months ended March 31, 2022.

The following table presents the changes in goodwill and intangible assets (in thousands):

	Goodwill	Intangibles
Balance at December 31, 2021	$36,260	$15,392
Amortization expense	—	(1,002)
Balance at March 31, 2022	$36,260	$14,390

Index

Amortization expense related to intangible assets for the next five years and thereafter is as follows (in thousands):

2022	$3,008
2023	3,002
2024	2,282
2025	1,730
2026	1,310
Thereafter	3,058
$14,390

NOTE 6 – LEASES
To conduct certain of our operations, the Company is a party to leases for office space, warehouses and Company-operated store locations. Our leases have remaining terms of up to 9.4 years, some of which include options to renew and extend the lease. We presently intend to exercise certain of the extension options available to us and for purposes of computing the right-of-use assets and lease liabilities required by ASC 842, we have incorporated the options to renew that are reasonably certain of exercise by us.

The Company adopted ASC 842, including related amendments, effective January 1, 2022, using the modified retrospective approach and used the effective date as the date of initial application; therefore comparative periods were not adjusted. The Company determined that all of its leasing arrangements are classified as operating leases. The Company elected to apply the practical expedients to (i) not reassess its prior conclusions about lease identification, lease classification and initial direct costs and (ii) use hindsight in determining the lease term. In addition, the Company elected not to separate lease and non-lease components for all arrangements where the Company is a lessee. Adoption of the new standard resulted in the recording of additional right-of-use assets and lease liabilities of approximately $5.6 million as of January 1, 2022. The adoption of ASC 842 did not materially impact the Company’s consolidated net income and had no impact on cash flows. Additionally, there was no cumulative effect of adoption recognized on retained earnings in the condensed consolidated statement of changes in stockholders’ equity.

The presentation of right-of-use assets and lease liabilities in the condensed consolidated balance sheet is as follows (in thousands):

Leases	Classification	March 31, 2022
Assets
Right-of-use assets	Other assets(1)	5,145
Total leased assets		5,145

Liabilities
Current
Operating	Accrued and other liabilities	1,534
Noncurrent
Operating	Lease liabilities	3,505
Total Lease liabilities		5,039
(1) Operating right of-use assets are recorded net of accumulated amortization of $0.5 million as of March 31, 2022.

Index

Lease expense for the three months ended March 31, 2022, was as follows (in thousands):

		Three Months Ended
Lease Cost	Classification	March 31, 2022
Operating lease cost	Other selling, general and administrative expenses	$468

Rent expense for the three months ended March 31, 2021 was $0.6 million.

As of March 31, 2022, the Company’s weighted average remaining lease terms on its operating leases is 4.0 years and the Company’s weighted average discount rate is 2.59%, which is the Company’s incremental borrowing rate. The Company used its incremental borrowing rate for all leases, as none of the Company’s lease agreements provide a readily determinable implicit rate.

Lease Payments

Future minimum lease payments for assets under non-cancelable operating lease agreements with original terms of more than one year for the remainder of 2022 and thereafter are as follows (in thousands):

2022	$1,174
2023	$1,359
2024	$1,225
2025	$1,031
2026	$265
Thereafter	$296
Total lease payments	$5,350
Less: Imputed interest	$(311)
Present value of lease liabilities	$5,039

NOTE 7 – WIRE TRANSFERS AND MONEY ORDERS PAYABLE, NET
Wire transfers and money orders payable, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Wire transfers payable, net	$23,040	$20,744
Customer voided wires payable	17,505	16,895
Money orders payable	19,149	18,427
	$59,694	$56,066

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

Index
NOTE 8 – ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Commissions payable to sending agents	$15,798	$16,303
Accrued salaries and benefits	2,704	4,892
Accrued bank charges	1,345	1,371
Accrued legal fees	109	422
Accrued other professional fees	1,509	1,619
Accrued taxes	5,322	4,908
Lease liabilities, current portion	1,534	—
Deferred revenue loyalty program	3,556	3,391
Other	1,060	854
	$32,937	$33,760

The following table shows the changes in the deferred revenue loyalty program liability (in thousands):

Balance, December 31, 2021	$3,391
Revenue deferred during the period	612
Revenue recognized during the period	(447)
Balance, March 31, 2022	$3,556

NOTE 9 – DEBT
Debt consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Term loan facility	$84,219	$85,313
	84,219	85,313
Less: Current portion of long-term debt (1)	(3,882)	(3,882)
Less: Debt origination costs	(2,097)	(2,220)
	$78,240	$79,211
(1)Current portion of long-term debt is net of debt origination costs of approximately $0.5 million both at March 31, 2022 and December 31, 2021.

On June 24, 2021, the Company and certain of its domestic subsidiaries as borrowers and the other guarantors from time to time party thereto (collectively, the “Loan Parties”) entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with a group of banking institutions. The A&R Credit Agreement amended and restated in its entirety the Company’s previous credit agreement. The A&R Credit Agreement provides for a $150.0 million revolving credit facility, an $87.5 million term loan facility and an uncommitted incremental facility, which may be utilized for additional revolving or term loans, of up to $70.0 million. The A&R Credit Agreement also provides for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The proceeds of the term loan were used to refinance the existing term loan facility under the Company’s previous credit agreement, and the revolving credit facility is available for working capital, general corporate purposes and to pay fees and expenses in connection with this transaction. The maturity date of the A&R Credit Agreement is June 24, 2026.

This refinancing was accounted for as a debt modification. The balance of the unamortized debt origination costs of $1.8 million under the Company’s previous credit agreement, the origination costs paid to the Loan Parties of $1.0 million in connection with the term loan facility of the A&R Credit Agreement and debt origination costs paid to the Loan Parties and third-party costs of $1.8 million incurred in connection with the revolving credit facility of the A&R Credit Agreement will be associated with the new arrangement, and therefore, they will be amortized over the remaining life of the A&R Credit Agreement using the straight-line method, as it is not significantly different than the effective interest method. Debt origination costs paid to third parties related to a portion of the term loan facility in connection with the A&R Credit Agreement were expensed as incurred during the second quarter of 2021.

Index
The unamortized portion of debt origination costs totaled approximately $4.0 million and $4.5 million at March 31, 2022 and December 31, 2021, respectively. Amortization of debt origination costs is included as a component of interest expense in the condensed consolidated statements of income and comprehensive income and amounted to approximately $0.3 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

At the election of the Company, interest on the term loan facility and revolving credit facility under the A&R Credit Agreement is determined by reference to either LIBOR (subject to replacement) or a “base rate”, in each case plus an applicable margin ranging between 2.50% and 3.00% per annum for LIBOR loans and between 1.50% and 2.00% per annum for base rate loans depending on the level of our consolidated leverage ratio, as calculated pursuant to the terms of the A&R Credit Agreement. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum. The effective interest rates for the three months ended March 31, 2022 for the term loan facility and revolving credit facility were 3.26% and 0.72%, respectively.

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

Index
NOTE 11 – SHARE-BASED COMPENSATION
International Money Express, Inc. Omnibus Equity Compensation Plans

The International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (the “2020 Plan”) provides for the granting of stock-based incentive awards, including stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) to employees and independent directors of the Company. There are 3.7 million shares of the Company’s common stock approved for issuance under the 2020 Plan, which includes 0.4 million shares that were previously subject to awards granted under the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (the “2018 Plan” and together with the 2020 Plan, the “Plans”). Although awards remain outstanding under the 2018 Plan, which was terminated effective June 26, 2020, no additional awards may be granted under the 2018 Plan. As of March 31, 2022, 2.5 million shares remained available for future awards under the 2020 Plan.

Stock Options

The value of each option grant is estimated on the grant date using the Black-Scholes option pricing model (“BSM”). The option pricing model requires the input of subjective assumptions, including the grant date fair value of our common stock, expected volatility, risk-free interest rates, expected term and expected dividend yield. To determine the grant date fair value of the Company’s common stock, we use the closing market price of our common stock at the grant date. We also use an expected volatility based on the historical volatility of the Company’s common stock and the “simplified” method for calculating the expected life of our stock options as the options are “plain vanilla” and we do not have any significant historical post-vesting activity. We have elected to account for forfeitures as they occur. The risk-free interest rates are obtained from publicly available U.S. Treasury yield curve rates.

Share-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The stock options issued under the Plans have 10-year terms and generally vest in four equal annual installments beginning one year after the date of the grant. The Company recognized compensation expense for stock options of approximately $0.6 million for each of the three months ended March 31, 2022 and 2021, which are included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. As of March 31, 2022, unrecognized compensation expense related to stock options of approximately $2.2 million is expected to be recognized over a weighted-average period of 1.3 years.

A summary of stock option activity under the Plans during the three months ended March 31, 2022 is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2021	1,898,687	$11.24	7.11	$4.17
Granted	—	$—		$—
Exercised	(43,725)	$12.83		$5.00
Forfeited	(26,250)	$15.15		$7.08
Outstanding at March 31, 2022	1,828,712	$11.15	6.82	$4.11

Exercisable at March 31, 2022	1,019,236	$10.68	6.59	$3.78

Restricted Stock Units

The RSUs granted under the Plans to the Company’s employees generally vest in four equal annual installments beginning one year after the date of the grant, while RSUs issued to the Company’s independent directors vest on the one-year anniversary from the grant date. The Company recognized compensation expense for RSUs of approximately $0.4 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively, which are included in salaries and benefits in the condensed consolidated statements of income and

Index
comprehensive income. As of March 31, 2022, unrecognized compensation expense related to RSUs of approximately $4.8 million is expected to be recognized over a weighted-average period of 2.2 years.

A summary of RSU activity during the three months ended March 31, 2022 is presented below:

	Number of RSUs	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2021	231,934	$14.99
Granted	162,519	$16.06
Vested	(38,134)	$14.39
Forfeited	(13,347)	$15.36
Outstanding (nonvested) at March 31, 2022	342,972	$15.55

Share Awards

The Lead Independent Director and Chairs of the Committees of the Board of Directors are granted, in aggregate, $64.0 thousand in awards of fully vested shares of the Company’s common stock, payable on a quarterly basis at the end of each quarter in payment of fees earned in such capacities. During the three months ended March 31, 2022 and 2021, 1,002 and 1,031 fully vested shares, respectively, were granted to the Lead Independent Director and Chairs of the Committees of the Board of Directors resulting in compensation expense of $16.0 thousand for each period, recorded in the condensed consolidated statements of income and comprehensive income.

Restricted Stock Awards

The RSAs issued under the Plans to the Company’s employees generally vest in four equal annual installments beginning one year after the date of grant. The Company recognized compensation expense for RSAs granted of $109 thousand and $23 thousand for the three months ended March 31, 2022 and 2021, respectively, which are included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. As of March 31, 2022, there was $2.4 million of unrecognized compensation expense related to RSAs, which is expected to be recognized over a weighted-average period of 2.3 years.

Index
A summary of RSA activity during the three months ended March 31, 2022 is presented below:

	Number of RSAs	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2021	88,215	$14.17
Granted	93,400	$16.06
Vested	(22,053)	$14.17
Forfeited	—	$—
Outstanding (nonvested) at March 31, 2022	159,562	$15.28

Performance Stock Units

PSUs granted to the Company’s employees generally vest subject to attainment of performance criteria during the service period established by the Compensation Committee. Each PSU represents the right to receive one share of common stock, and the actual number of shares issuable upon vesting is determined based upon performance compared to financial performance targets. The PSUs vest based on the achievement of certain revenue parameters for a period of two years combined with a service period of three years. Compensation cost is recognized over the requisite service period when it is probable that the performance condition will be satisfied. The Company recognized compensation expense for PSUs of $234 thousand and $64 thousand for the three months ended March 31, 2022 and 2021, respectively, which are included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. As of March 31, 2022, there was $4.3 million of unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted-average period of 2.4 years.

A summary of PSU activity during the three months ended March 31, 2022 is presented below:

	Number of PSUs	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2021	171,500	9.17	$14.17
Granted	131,224		$21.45
Vested	—		$—
Forfeited	—		$—
Outstanding (nonvested) at March 31, 2022	302,724	9.38	$17.33

NOTE 12 – EQUITY
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

The Company accounts for purchases of treasury stock under the cost method. Any direct costs incurred to acquire treasury stock are considered stock issue costs and added to the cost of the treasury stock. During the three months ended March 31, 2022, the Company purchased 224,388 shares for an aggregate purchase price of $3.6 million. As of March 31, 2022, the remaining amount available for future share repurchases under the Repurchase Program was $30.8 million.

Index
NOTE 13 – EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income for the period by the weighted average number of common shares outstanding for the period. In computing dilutive earnings per share, basic earnings per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards, including common stock options, RSUs, RSAs and PSUs.

Below are basic and diluted earnings per share for the periods indicated (in thousands, except for share data):

	Three Months Ended March 31,
	2022	2021

Net income for basic and diluted earnings per common share	$11,654	$8,977

Shares:
Weighted-average common shares outstanding – basic	38,362,014	38,239,130
Effect of dilutive securities:
RSUs	62,058	26,242
Stock options	549,941	573,770
RSAs	25,935	2,574
PSUs	77,717	5,190
Weighted-average common shares outstanding – diluted	39,077,665	38,846,906

Earnings per common share – basic and diluted	$0.30	$0.23

As of March 31, 2022, there were 304.0 thousand stock options, 55.6 thousand RSUs, 33.2 thousand RSAs and 13.1 thousand PSUs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.

As of March 31, 2021, there were 0.6 million stock options excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.

As discussed in Note 12, during the third quarter of 2022, the Company’s Board of Directors authorized the Repurchase Program, under which the Company repurchased 224,388 shares of treasury stock for $3.6 million in the three months ended March 31, 2022. The effect of these repurchases on the Company’s weighted average shares outstanding for the three months ended March 31, 2022 was a reduction of 135,259 shares due to the timing of the repurchases.

Index
NOTE 14 – INCOME TAXES
A reconciliation between the income tax provision at the U.S. statutory tax rate and the Company’s income tax provision on the condensed consolidated statements of income and comprehensive income is below (in thousands, except for tax rates):

	Three Months Ended March 31,
	2022	2021
Income before income taxes	$16,159	$12,151
U.S statutory tax rate	21%	21%
Income tax expense at statutory rate	3,393	2,552

State tax expense, net of federal	984	678
Foreign tax rates different from U.S. statutory rate	12	17
Non-deductible expenses	137	62
Other	(21)	(135)
Total tax provision	$4,505	$3,174

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

Our income tax provision includes the expected benefit of all deferred tax assets, including our net operating loss carryforwards. With few exceptions, our net operating loss carryforwards will expire from 2029 through 2041. After consideration of all evidence, both positive and negative, management has determined that no valuation allowance is required at March 31, 2022 on the Company’s U.S. federal or state deferred tax assets; however, a valuation allowance has been recorded as of March 31, 2022 on deferred tax assets associated with Canadian net operating loss carryforwards.

As presented in the income tax reconciliation above, the tax provision recognized on the condensed consolidated statements of income and comprehensive income was impacted by state taxes, foreign tax rates applicable to the Company’s foreign subsidiaries that are higher or lower than the U.S. statutory rate, as well as, non-deductible officer compensation and share-based compensation tax benefits.

NOTE 15 – COMMITMENTS AND CONTINGENCIES
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

Regulatory Requirements

Pursuant to applicable licensing laws, certain domestic subsidiaries of the Company are required to maintain minimum tangible net worth and liquid assets (eligible securities) to cover the amount outstanding of wire transfers and money orders payable. As of March 31, 2022, the Company’s subsidiaries were in compliance with these two requirements.

Index
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report on Form 10-Q, as well as our Audited Consolidated Financial Statements and related Notes and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2021. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q, including “Risk Factors,” which are incorporated in the MD&A by reference. See “Special Note Regarding Forward-Looking Statements” for additional factors relating to such statements, and see “Risk Factors” in the documents that we have filed with or furnished to the SEC for a discussion of certain risk factors applicable to our business, financial condition and results of operations. Past operating results are not necessarily indicative of operating results in any future periods.

Overview
We are a leading omnichannel money remittance service company focused primarily on the United States of America (“United States” or “U.S.”) to Latin America and the Caribbean (“LAC”) corridor, which includes Mexico, Central and South America and the Caribbean. In recent years, we expanded our services to allow remittances to Africa and Asia from the United States and from Canada to Latin America and Africa. We utilize our proprietary technology to deliver convenient, reliable and value-added services to our customers through a broad network of sending and paying agents. Our remittance services, which include a comprehensive suite of ancillary financial processing solutions and payment services, are available in all 50 states in the U.S., Washington D.C., Puerto Rico and 13 provinces in Canada, where consumers can send money to beneficiaries in 17 LAC countries, eight countries in Africa and two countries in Asia. Our services are accessible in person through over 100,000 independent sending and paying agents and 36 Company-operated stores, as well as online and via Internet-enabled mobile devices. Additionally, our product and service portfolio include online payment options, pre-paid debit cards and direct deposit payroll cards, which may present different cost, demand, regulatory and risk profiles relative to our core money remittance business.

Money remittance services to LAC countries, mainly Mexico and Guatemala, are the primary source of our revenue. These services involve the movement of funds on behalf of an originating consumer for receipt by a designated beneficiary at a designated receiving location. Our remittances to LAC countries are primarily generated in the United States by consumers with roots in Latin American and Caribbean countries, many of whom do not have an existing relationship with a traditional full-service financial institution capable of providing the services we offer. We provide these consumers with flexibility and convenience to help them meet their financial needs. We believe many of our consumers who use our services may have access to traditional banking services, but prefer to use our services based on reliability, convenience and value. We generate money remittance revenue from fees paid by our consumers (i.e., the senders of funds), which we share with our sending agents in the originating country and our paying agents in the destination country. Remittances paid in local currencies that are not pegged to the U.S. dollar can also generate revenue if we are successful in our daily management of currency exchange spreads.

Our money remittance services enable consumers to send funds through our broad network of locations in the United States and Canada that are primarily operated by third-party businesses, as well as through our Company-operated stores. Transactions are processed and payment is collected by our agent (“sending agent(s)”) and those funds become available for pickup by the beneficiary at the designated destination, usually within minutes, at any Intermex payer location (“paying agent(s)”). We refer to our sending agents and our paying agents collectively as agents. In addition, our services are offered digitally through Intermexonline.com and via Internet-enabled mobile devices. For the three months ended March 31, 2022, we have grown our agent network by approximately 2.1%. For the three months ended March 31, 2022, principal amount sent increased by approximately 29.6% to $4.4 billion, as compared to the same period in 2021 and total remittances processed were approximately 10.0 million, representing an increase of approximately 19.7%, as compared to the same period in 2021.

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

In response to the pandemic, our top priority continues being to take appropriate actions to protect the health and safety of our employees. We have adjusted standard operating procedures within our business operations to ensure continued worker safety, and are continually monitoring evolving health guidelines and responding to changes as appropriate. These procedures include reconfiguring facilities to reduce employee density, expanded and more frequent cleaning within facilities, implementation of appropriate and mandated distancing programs, employee temperature monitoring, frequent testing and requiring use of certain personal protective equipment at our call centers in Mexico and Guatemala. As of March 31, 2022, all of our facilities are open and operating with adjustments to ensure compliance with social distancing and facial covering recommendations and requirements established by state and local regulations.

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

Although certain measures that restrict the normal course of operations of businesses and consumers were still in place for the three months ended March 31, 2022, such measures did not have a material adverse effect on the Company’s financial condition, results of operations and cash flows for the three months ended March 31, 2022. Notwithstanding the foregoing, the Company’s business is dependent upon the willingness and ability of its employees, network of agents and consumers to conduct money transfer services and the ultimate effects of the economic disruption caused by the pandemic and responses thereto. Although the Company’s operations continued effectively despite social distancing and other measures taken in response to the pandemic, the ultimate impact of the COVID-19 pandemic on our financial condition, results of operations and cash flows is subject to future developments, including the duration of the pandemic and the related extent of its severity, as well as its impact on the economic conditions, particularly the level of unemployment of our customers, inflation (including changes in wages) and governmental efforts to restrain inflation, interest rate levels and foreign exchange volatility, all of which remain uncertain and cannot be predicted at this time. If the global response to contain and remedy the COVID-19 pandemic escalates further or is unsuccessful, or if governmental decisions to ease pandemic related restrictions are ineffective, premature or counterproductive, the Company could experience a material adverse effect on its financial condition, results of operations and cash flows.

Acquisition of La Nacional and LAN Holdings
On March 16, 2022, the Company entered into a definitive purchase agreement to acquire Envios de Valores La Nacional Corp. (“La Nacional”) and LAN Holdings, Corp. (“LAN Holdings”), which either directly or indirectly operate as money remittance companies in the United States, Canada and certain countries in Europe. The transaction is subject to customary regulatory approvals and is expected to close in the third quarter of 2022.

Key Factors and Trends Affecting our Business
Various trends and other factors have affected and may continue to affect our business, financial condition and operating results, including, but not limited to:

•public health conditions, including the COVID-19 pandemic, responses thereto and the economic and market effects thereof;

•the Company’s ability to successfully execute, manage and integrate key acquisitions and mergers, including the acquisition of La Nacional and LAN Holdings;

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

Index
•our ability to satisfy our debt obligations and remain in compliance with our credit facility requirements;

•our success in developing and introducing new products, services and infrastructure;

•consumer confidence in our brand and in consumer money transfers generally;

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

Latin American political and economic conditions continue to exhibit instability, as evidenced by high unemployment rates in key markets, currency reserves, currency controls, restricted lending activity, weak currencies and low consumer confidence, some of which reflect the impact of the COVID-19 pandemic, among other factors. Specifically, continued political and economic unrest in Mexico, Guatemala and some countries in South America contributed to volatility. Our business has generally been resilient during times of economic instability as money remittances are essential to many recipients, with the funds used by the receiving parties for their daily needs; however, long-term sustained appreciation of the Mexican peso or Guatemalan quetzal as compared to the U.S. dollar could negatively affect our revenues and profitability.

Money remittance businesses have continued to be subject to strict legal and regulatory requirements, and we continue to focus on and regularly review our compliance programs. In connection with these reviews, and in light of regulatory complexity and heightened attention of governmental and regulatory authorities related to cybersecurity and compliance activities, we have made, and continue to make, enhancements to our processes and systems designed to detect and prevent cyber-attacks, consumer fraud, money laundering, terrorist financing and other illicit activities, along with enhancements to improve consumer protection, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and similar regulations outside the United States. In coming periods, we expect these and future regulatory requirements will continue to result in changes to certain of our business practices and may result in increased costs.

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

We have encountered and continue to expect to encounter increasing competition as new electronic platforms emerge that enable consumers to send and receive money through a variety of channels, but we do not expect adoption rates to be as significant in the near term for the consumer segment we serve. Regardless, we continue to innovate in the industry by differentiating our money remittance business through programs to foster loyalty among agents as well as consumers and have expanded our channels through which our services are accessed to include online and mobile offerings which are experiencing consumer adoption.

Index
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

Operating Expenses
Service Charges from Agents and Banks

Service charges primarily consist of agent commissions and bank fees. Service charges vary based on agent commission percentages and the amount of fees charged by the banks. Sending agents earn a commission on each transaction they process of approximately 50% of the transaction fee. Service charges may increase if banks or payer organizations increase their fee structure or sending agents use higher fee methods to remit funds to us. Service charges also vary based on the method the consumer selects to send the transfer and the payer organization that facilitates the transaction.

Salaries and Benefits

Salaries and benefits include cash and share-based compensation associated with our corporate employees and sales team as well as employees at our Company-operated stores. Corporate employees include management, customer service, compliance, information technology, operations, finance, legal and human resources. Our sales team, located throughout the United States and Canada, is focused on supporting and growing our sending agent network. Share-based compensation is recognized as an expense on a straight-line basis over the requisite service period; unrecognized compensation expense related to stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) of approximately $13.7 million is expected to be recognized over a weighted-average period of 2.11 years.

Index
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

Depreciation and Amortization

Depreciation and amortization largely consists of depreciation of computer equipment and amortization of software that supports our technology platform. In addition, it includes amortization of intangible assets primarily related to our agent relationships, trade name and developed technology.

Non-Operating Expenses
Interest Expense

Interest expense consists primarily of interest associated with our debt, which consists of a term loan facility and a revolving credit facility. The effective average interest rates for the three months ended March 31, 2022 for the term loan facility and revolving credit facility, were 3.26% and 0.72%, respectively. Interest on the term loan and revolving credit facilities is determined by reference to either LIBOR (subject to replacement) or a “base rate”, in each case plus an applicable margin, under the A&R Credit Agreement, of between 2.50% and 3.00% per annum for LIBOR loans and between 1.50% and 2.00% per annum for base rate loans depending on the level of our consolidated leverage ratio, as calculated pursuant to the terms of the A&R Credit Agreement. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum.

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

Earnings per Share
Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding for each period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares and common share equivalents outstanding for each period. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of RSUs, RSAs and PSUs have vested, using the treasury stock method. Shares of treasury stock are not considered outstanding and therefore are excluded from the weighted average number of common shares outstanding calculation.

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

Index
Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

	Three Months Ended March 31,
(in thousands, except for share data)	2022	2021
Revenues:
Wire transfer and money order fees, net	$98,000	$80,912
Foreign exchange gain, net	15,674	13,049
Other income	992	616
Total revenues	114,666	94,577

Operating expenses:
Service charges from agents and banks	76,993	63,372
Salaries and benefits	11,310	9,875
Other selling, general and administrative expenses	7,069	5,505
Depreciation and amortization	2,183	2,335
Total operating expenses	97,555	81,087

Operating income	17,111	13,490

Interest expense	952	1,339

Income before income taxes	16,159	12,151

Income tax provision	4,505	3,174

Net income	$11,654	$8,977

Earnings per common share:
Basic and Diluted	$0.30	$0.23

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Revenues
Revenues for the above periods are presented below:

($ in thousands)	Three Months Ended March 31, 2022	% of Revenues	Three Months Ended March 31, 2021	% of Revenues
Revenues:
Wire transfer and money order fees, net	$98,000	85%	$80,912	85%
Foreign exchange gain, net	15,674	14%	13,049	14%
Other income	992	1%	616	1%
Total revenues	$114,666	100%	$94,577	100%

Wire transfer and money order fees, net of $98.0 million for the three months ended March 31, 2022 increased by $17.1 million, or 21.1%, from $80.9 million for the three months ended March 31, 2021. The increase was primarily due to a 19.7% increase in transaction volume in the first quarter of 2022 compared to the first quarter of 2021, largely due to the continued growth in our agent network, which increased by 10.1% from March 2021 to March 2022.

Index
Revenues from foreign exchange gain, net of $15.7 million for the three months ended March 31, 2022 increased by $2.7 million, or 20.1%, from $13.0 million for the three months ended March 31, 2021. This increase was primarily due to higher transaction volume achieved by growth in our agent network and a higher average amount sent by our consumers, as well as, increased foreign exchange volatility in the Mexican peso during the quarter ended March 31, 2022.

Operating Expenses
Operating expenses for the above periods are presented below:

($ in thousands)	Three Months Ended March 31, 2022	% of Revenues	Three Months Ended March 31, 2021	% of Revenues
Operating expenses:
Service charges from agents and banks	$76,993	67%	$63,372	67%
Salaries and benefits	11,310	10%	9,875	10%
Other selling, general and administrative expenses	7,069	6%	5,505	6%
Depreciation and amortization	2,183	2%	2,335	3%
Total operating expenses	$97,555	85%	$81,087	86%

Service charges from agents and banks — Service charges from agents and banks were $77.0 million for the three months ended March 31, 2022 compared to $63.4 million for the three months ended March 31, 2021. The increase of $13.6 million, or 21.5%, was primarily due to the increase in transaction volume described above.

Salaries and benefits — Salaries and benefits of $11.3 million for the three months ended March 31, 2022 increased by $1.4 million, or 14.5%, from $9.9 million for the three months ended March 31, 2021. The increase is primarily due to $1.5 million spent in talent acquisition and retention, as well as, increased wages and bonuses to recognize performance and to support the continued growth of our business and a $0.4 million increase in share-based compensation as a result of new awards granted throughout 2022, offset by a $0.5 million decrease in commission expense for our sales representatives.

Other selling, general and administrative expenses — Other selling, general and administrative expenses of $7.1 million for the three months ended March 31, 2022 increased by $1.6 million, or 28.4%, from $5.5 million for the three months ended March 31, 2021.

The increase was primarily the result of:

•$0.6 million - higher travel and other operating expenses to support our business growth, some of which expenses were reduced in the prior period due to the COVID-19 pandemic;
•$0.7 million - higher IT related expenses incurred to sustain our business expansion and to improve our technology environment; and
•$0.3 million - increase in provision for credit losses due to higher net write-offs of accounts receivable in the three months ended March 31, 2022 compared to the same period in 2021, primarily as a result of sending agents that were not able to pay in accordance with the original terms and are, accordingly, subject to our normal collection procedures.

These increases were partially offset by:

•$0.1 million - decrease in advertising and promotion expenses, which were higher in 2021 as we increased our marketing activities subsequent to the reopening of business and lifting of restrictions as a result of the COVID-19 pandemic;

Depreciation and amortization — Depreciation and amortization of $2.2 million for the three months ended March 31, 2022 decreased by $0.1 million from $2.3 million for the three months ended March 31, 2021. This decrease is mainly due to approximately $0.3 million less amortization related to our trade name, developed technology and agent relationships during the first quarter of 2022, as these intangibles are being amortized on an accelerated basis, which declines over time. This decrease was partially offset by an increase in depreciation associated primarily with additional computer equipment acquired to support our growing business and sending agent network.

Non-Operating Expenses
Interest expense — Interest expense of $1.0 million for the three months ended March 31, 2022 decreased by $0.3 million, or 28.9%, from $1.3 million for the three months ended March 31, 2021. The decrease was primarily due to lower market interest rates paid under the credit agreement (as described below) and lower drawings under our revolving credit facility.

Index

Income tax provision — Income tax provision was $4.5 million for the three months ended March 31, 2022, which represents an increase of $1.3 million from an income tax provision of $3.2 million for the three months ended March 31, 2021. The increase in the income tax provision was mainly attributable to higher taxable income resulting from higher revenues from our growth.

Net Income
We reported net income of $11.7 million for the three months ended March 31, 2022 compared to net income of $9.0 million for the three months ended March 31, 2021, which resulted in an increase of $2.7 million, or 29.8%, due to the same factors discussed above.

Non-GAAP Financial Measures
We use Adjusted Net Income, Adjusted Earnings per Share and Adjusted EBITDA to evaluate our performance, both internally and as compared with our peers, because these measures exclude certain items that may not be indicative of our core operating results, as well as items that can vary widely among companies within our industry. For example, non-cash share-based compensation costs can be subject to volatility from changes in the market price per share of our common stock or variations in the value and number of shares granted, and amortization of intangible assets is subject to business acquisition activities, which vary from period to period.

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

In particular, Adjusted EBITDA is subject to certain limitations, including the following:

•Adjusted EBITDA does not reflect interest expense, or the amounts necessary to service interest or principal payments on our debt;

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

•Adjusted EBITDA does not reflect the non-cash component of share-based compensation;

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

Adjusted Net Income and Adjusted Earnings per Share

Adjusted Net Income is defined as net income adjusted to add back certain charges and expenses, such as non-cash amortization of intangible assets resulting from business acquisition transactions, which will recur in future periods until these assets have been fully amortized, non-cash share-based compensation costs, litigation settlements and other items set forth in the table below, as these charges and expenses are not considered a part of our core business operations and are not an indicator of ongoing, future company performance.

Index
Adjusted Earnings per Share - Basic and Diluted is calculated by dividing Adjusted Net Income by GAAP weighted-average common shares outstanding (basic and diluted).

Adjusted Net Income for the three months ended March 31, 2022 was $13.4 million, representing an increase of $2.8 million, or 25.7%, from Adjusted Net Income of $10.6 million for the three months ended March 31, 2021. The increase in Adjusted Net Income was primarily due to the increase in net income discussed above and the higher net effect of the adjusting items detailed in the table below.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted Net Income:

	Three Months Ended March 31,
(in thousands, except for per share data)	2022	2021
Net Income	$11,654	$8,977
Adjusted for:
Share-based compensation (a)	1,268	896
Other charges and expenses (b)	141	117
Amortization of intangibles (c)	972	1,262
Income tax benefit related to adjustments (d)	(667)	(619)
Adjusted Net Income	$13,368	$10,633

Adjusted Earnings per Share
Basic	$0.35	$0.28
Diluted	$0.34	$0.27

Weighted-average common shares outstanding
Basic	38,362,014	38,239,130
Diluted	39,077,665	38,846,906

(a)Represents share-based compensation relating to equity awards granted to employees and independent directors of the Company.
(b)Represents primarily loss on disposal of fixed assets and foreign currency (gains) losses.
(c)Represents the amortization of certain intangible assets that resulted from business acquisition transactions.
(d)Represents the current and deferred tax impact of the taxable adjustments to net income using the Company’s blended federal and state tax rate for each period. Relevant tax-deductible adjustments include all adjustments to net income.

Adjusted Earnings per Share - Basic for the three months ended March 31, 2022 was $0.35, representing an increase of $0.07, or 25.0%, compared to $0.28 for the three months ended March 31, 2021.

Adjusted Earnings per Share - Diluted for the three months ended March 31, 2022 was $0.34, representing an increase of $0.07, or 25.9%, compared to $0.27 for the three months ended March 31, 2021.

The following table presents the reconciliation of GAAP Earnings per Share, our closest GAAP measure, to Adjusted Earnings per Share:

	Three Months Ended March 31,
	2022		2021
	Basic	Diluted	Basic	Diluted
GAAP Earnings per Share	$0.30	$0.30	$0.23	$0.23
Adjusted for:
Share-based compensation	0.03	0.03	0.02	0.02
Other charges and expenses	NM	NM	NM	NM
Amortization of intangibles	0.03	0.02	0.03	0.03
Income tax benefit related to adjustments	(0.02)	(0.02)	(0.01)	(0.01)
Adjusted Earnings per Share	$0.35	$0.34	$0.28	$0.27

NM - Per share amounts are not meaningful.
The table above may contain slight summation differences due to rounding.

Index

Adjusted EBITDA

Adjusted EBITDA is defined as net income before depreciation and amortization, interest expense, income taxes, and also adjusted to add back certain charges and expenses, such as non-cash share-based compensation costs and other items set forth in the table below, as these charges and expenses are not considered a part of our core business operations and are not an indicator of ongoing, future company performance.

Adjusted EBITDA for the three months ended March 31, 2022 was $20.7 million, representing an increase of $3.9 million, or 23.0%, from $16.8 million for the three months ended March 31, 2021. The increase in Adjusted EBITDA was primarily due to the increase in net income discussed above and the higher net effect of the adjusting items detailed in the table below.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net Income	$11,654	$8,977
Adjusted for:
Interest expense	952	1,339
Income tax provision	4,505	3,174
Depreciation and amortization	2,183	2,335
EBITDA	19,294	15,825
Share-based compensation (a)	1,268	896
Other charges and expenses (b)	141	117
Adjusted EBITDA	$20,703	$16,838

(a)Represents share-based compensation relating to equity awards granted to employees and independent directors of the Company.
(b)Represents primarily loss on disposal of fixed assets and foreign currency (gains) losses.

Index
Liquidity and Capital Resources
We consider liquidity in terms of our cash position, cash flows from operations and their sufficiency to fund business operations, including working capital needs, debt service, acquisitions, capital expenditures, contractual obligations and other commitments. In particular, to meet our payment service obligations at all times, we must have sufficient highly liquid assets and be able to move funds on a timely basis.

Our principal sources of liquidity are our cash generated by operating activities supplemented with borrowings under our revolving credit facility. Our primary cash needs are for day-to-day operations, to pay interest and principal on our indebtedness, to fund working capital requirements and to make capital expenditures.

We have funded and still expect to continue funding our liquidity requirements through internally generated funds, supplemented in the ordinary course, with borrowings under our revolving credit facility. We maintain a strong cash balance position and have access to committed funding sources, which we have used only on a limited and ordinary course basis during the three months ended March 31, 2022. Therefore, we believe that our current cash position, as well as projected cash flows generated from operations, together with borrowings under our revolving credit facility are sufficient to fund our principal and interest payments, lease expenses, our working capital needs, business acquisitions and our expected capital expenditures for at least the next twelve months.

Amended and Restated Credit Agreement

On June 24, 2021, the Company and certain of its domestic subsidiaries as borrowers and the other guarantors from time to time party thereto (collectively, the “Loan Parties”) entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with a group of banking institutions. The A&R Credit Agreement amended and restated in its entirety the Company’s previous credit agreement. The A&R Credit Agreement provides for a $150.0 million revolving credit facility, an $87.5 million term loan facility and an uncommitted incremental facility, which may be utilized for additional revolving or term loans, of up to $70.0 million. The A&R Credit Agreement also provides for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The proceeds of the term loan were used to refinance the existing term loan under the Company’s previous credit agreement, and the revolving credit facility is available for working capital, general corporate purposes and to pay fees and expenses in connection with this transaction. The maturity date of the A&R Credit Agreement is June 24, 2026.

As of March 31, 2022, we had total indebtedness of $84.2 million, consisting of borrowings under the term loan facility, excluding debt origination costs of $2.1 million. As of March 31, 2022 and 2021, there were no outstanding amounts drawn on the revolving credit facility. There were $220.0 million of additional borrowings available under these facilities as of March 31, 2022.

At the election of the Company, interest on the term loan facility and revolving credit facility under the A&R Credit Agreement is determined by reference to either LIBOR (subject to replacement) or a “base rate”, in each case plus an applicable margin ranging between 2.50% and 3.00% per annum for LIBOR loans or between 1.50% and 2.00% per annum for base rate loans depending on the level of our consolidated leverage ratio, as calculated pursuant to the terms of the A&R Credit Agreement. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum. The effective interest rates for the three months ended March 31, 2022 for the term loan facility and revolving credit facility were 3.26% and 0.72%, respectively. Interest is payable (x)(i) generally on the last day of each interest period selected for LIBOR loans, but in any event, not less frequently than every three months, and (ii) on the last business day of each quarter for base rate loans and (y) at final maturity. The A&R Credit Agreement contains provisions for the replacement of the benchmark for interest rates in light of the cessation of the publication of LIBOR rates.

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

The A&R Credit Agreement contains financial covenants that require the Company to maintain a quarterly minimum fixed charge coverage ratio of 1.25:1.00 and a quarterly maximum consolidated leverage ratio of 3.25:1.00. As of March 31, 2022, we were in compliance with the covenants of the A&R Credit Agreement. The A&R Credit Agreement also contains covenants that limit the Company’s and its subsidiaries’ ability to, among other things, grant liens, incur additional indebtedness, make acquisitions or investments, dispose of certain assets, change the nature of their businesses, enter into certain transactions with affiliates or amend the terms of material indebtedness.

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

Our indebtedness could adversely affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations. See “Risk Factors—Risks Relating to Our Indebtedness—We have a substantial amount of indebtedness, which may limit our operating flexibility and could adversely affect our business, financial condition and results of operations.” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

During the three months ended March 31, 2022, the Company purchased 224,388 shares for an aggregate purchase price of $3.6 million. As of March 31, 2022, the remaining amount available for future share repurchases under the Repurchase Program was $30.8 million.

Operating Leases

We are party to operating leases for office space, warehouses and Company-operated store locations, which we use as part of our day-to-day operations. Operating lease expenses were $0.5 million for the three months ended March 31, 2022, which we expect to be consistent throughout the year. We have not entered into finance lease commitments. For additional information on operating lease obligations, refer to Note 6, Leases, to the Condensed Consolidated Financial Statements.

Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$33,284	$(32,406)
Net cash used in investing activities	(4,316)	(1,930)
Net cash (used in) provided by financing activities	(4,434)	14,519
Effect of exchange rate changes on cash	229	(3)
Net increase (decrease) in cash	24,763	(19,820)

Cash, beginning of period	132,474	74,907
Cash, end of period	$157,237	$55,087

Operating Activities
Net cash provided by operating activities was $33.3 million for the three months ended March 31, 2022, an increase of $65.7 million from net cash used in operating activities of $32.4 million for the three months ended March 31, 2021. The increase is a result of a $61.7

Index
million change in working capital, which varies due to timing of transmittal orders and payments, as well as prefunding of payers and by additional cash generated by our operating results for the three months ended March 31, 2022, resulting from the further growth of the business.

Investing Activities
Net cash used in investing activities was $4.3 million for the three months ended March 31, 2022, representing an increase of $2.4 million from net cash used in investing activities of $1.9 million for the three months ended March 31, 2021. This increase was primarily due to higher purchases of computer equipment during the three months ended March 31, 2022 as a result of the continued expansion of our business, as well as, upgrades of equipment used by our sending agent network.

Financing Activities
Net cash used in financing activities was $4.4 million for the three months ended March 31, 2022, which primarily consisted of a $1.1 million scheduled quarterly payment due on the term loan facility, $3.6 million used for repurchases of common stock and $0.3 million of payments for stock-based awards for shares withheld in connection with share-based compensation arrangements, offset by $0.6 million in proceeds from issuance of stock as a result of the exercise of stock options.

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

Index
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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. Our Critical Accounting Policies and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021, for which there were no material changes during the three months ended March 31, 2022, included the following:

•Allowance for Credit Losses
•Goodwill and Intangible Assets
•Uncertain Tax Positions

Recent Accounting Pronouncements
Refer to Note 1, Business and Accounting Policies, of the Condensed Consolidated Financial Statements for information on recent accounting pronouncements.

Index
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
We manage foreign currency risk through the structure of the business and an active risk management process. We currently settle with our payers in Latin America primarily by entering into foreign exchange spot transactions with local and foreign currency providers (“counterparties”). The foreign currency exposure on our foreign exchange spot transactions is limited by the fact that all transactions are settled within two business days from trade date. Foreign currency fluctuations, however, may negatively affect our average exchange gain per transaction. The Company had open spot foreign exchange contracts for Mexico and Guatemala amounting to approximately $5.4 million and $48.6 million at March 31, 2022 and December 31, 2021, respectively.

In addition, included in wire transfer and money orders payable, net in our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, there are $17.6 million and $17.8 million, respectively, of wires payable denominated in foreign currencies, primarily Mexican pesos and Guatemalan quetzales.

Also, included in prepaid wires, net in our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, there are $2.1 million and $39.7 million, respectively, of prepaid wires denominated in foreign currencies, primarily Mexican pesos and Guatemalan quetzales.

We are also exposed to changes in currency rates as a result of our investments in foreign operations and revenues generated in currencies other than the U.S. dollar. Revenues and profits generated by international operations will increase or decrease because of changes in foreign currency exchange rates. This foreign currency risk is related primarily to our operations in our foreign subsidiaries. Revenues from our foreign subsidiaries represent less than 1% of our consolidated revenues for the three months ended March 31, 2022. Therefore, a 10% increase or decrease in these currency rates against the U.S. Dollar would result in a de minimis change to our overall operating results.

The spot and average exchange rates for Mexico, Guatemala and Canada currencies to U.S. dollar are as follows:

	2022		2021
	Spot(1)	Average(2)	Spot(1)	Average(2)
U.S. dollar/Mexico Peso	19.89	20.49	20.50	20.33
U.S. dollar/Guatemala Quetzal	7.67	7.68	7.71	7.74
U.S. dollar/Canadian Dollar	1.25	1.27	1.28	1.27
(1)Spot exchange rates are as of March 31, 2022 and December 31, 2021.
(2)Average exchange rates are for the three months ended March 31, 2022 and 2021.

Long-term sustained appreciation of the Mexican peso or Guatemalan quetzal as compared to the U.S. dollar could affect our profit margins.

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

As of March 31, 2022, we had $84.2 million in outstanding borrowings under the term loan and revolving credit facility. A hypothetical 1% increase or decrease in the interest rate on our indebtedness as of March 31, 2022 would have increased or decreased cash interest expense on our term loan facility by approximately $0.8 million per annum.

Index
Credit Risk
We maintain certain cash balances in various U.S. banks, which at times, may exceed federally insured limits. We have not incurred any losses on these accounts. In addition, we maintain various bank accounts in Mexico, Guatemala and Canada, which are not insured. During the three months ended March 31, 2022, we have not incurred any losses on these uninsured accounts. To manage our exposure to credit risk with respect to cash balances and other credit risk exposure resulting from our relationships with banks and financial institutions, we regularly review cash concentrations, and we attempt to diversify our cash balances among global financial institutions.

We are also exposed to credit risk related to receivable balances from sending agents. We perform a credit review before each agent signing and conduct ongoing analyses of sending agents and certain other parties we transact with directly. As of March 31, 2022, we also had $1.9 million outstanding of agent advances receivable from sending agents. Most of the agent advances receivable are collateralized by personal guarantees from the sending agents and by assets from their businesses. Due to the COVID-19 pandemic as well as other factors, it is possible we could be adversely affected by credit losses, such as those related to our outstanding agent advances receivable from sending agents. At the date of this report, however, we are not aware of any significant exposure and we continue monitoring our credit risk.

Our provision for credit losses was approximately $0.4 million for the three months ended March 31, 2022 (0.4% of total revenues) and $0.2 million for the three months ended March 31, 2021 (0.2% of total revenues). The increase in our provision for credit losses in the three months ended March 31, 2022 is due to higher write-offs of accounts receivable in 2022 compared to 2021 primarily as a result of sending agents that were not able to pay in accordance with the original terms and are, accordingly, subject to our normal collection procedures.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our Chief Executive Officer and President, and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure as of March 31, 2022.

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

Reference is made to Note 15 – Commitments and Contingencies in the Unaudited Condensed Consolidated Financial Statements of the Company contained elsewhere in this Quarterly Report on Form 10–Q for information regarding certain legal proceedings to which we are a party, which information is incorporated by reference herein.

ITEM 1A. RISK FACTORS
There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). Prospective investors are encouraged to consider the risks described in our 2021 Form 10-K, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q and in our 2021 Form 10-K, and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the quarter ended March 31, 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
January 1 through January 31	93,013	$16.13	93,013	$32,934,358
February 1 through February 28	89,949	$15.88	89,739	$31,509,500
March 1 through March 31	58,853	$16.90	41,636	$30,805,733
Total	241,815		224,388

(a)Includes 89,739 and 41,636 shares purchased in February and March 2022, respectively, under the Repurchase Program, and 210 and 17,217 shares withheld for income tax purposes, in February and March 2022, respectively, in connection with shares issued under compensation and benefit programs.
(b)On August 18, 2021, the Company’s Board of Directors approved a stock repurchase program (the “Repurchase Program”) that authorizes the Company to purchase up to $40.0 million of outstanding shares of the Company’s common stock. The Repurchase Program does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

Index
ITEM 6. EXHIBITS

Exhibit No.	Document

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Chief Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Chief Financial Officer

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included with the Exhibit 101 attachments).
*Filed herewith.
#    Furnished herewith.

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Money Express, Inc. (Registrant)

Date: May 4, 2022	By:	/s/ Robert Lisy
Robert Lisy
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 4, 2022	By:	/s/ Andras Bende
Andras Bende
Chief Financial Officer
(Principal Financial Officer)