Form 10-Q
period 2022-06-30
International Money Express, Inc.
filed 2022-08-08
CIK 1683695

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒
As of August 4, 2022, there were 37,875,372 shares of the registrant’s common stock, $0.0001 par value per share, outstanding. The registrant has no other class of common stock outstanding.

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
•factors relating to our business, operations and financial performance, including:
◦our ability to successfully execute, manage, integrate and obtain the anticipated financial benefits of key acquisitions and mergers, including the acquisition of Envios de Valores La Nacional Corp. and LAN Holdings, Corp.;
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

Index
PART 1 – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	June 30, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets:
Cash	$114,600	$132,474
Accounts receivable, net	97,154	67,317
Prepaid wires, net	56,818	56,766
Prepaid expenses and other current assets	5,686	6,988
Total current assets	274,258	263,545

Property and equipment, net	21,698	17,905
Goodwill	36,260	36,260
Intangible assets, net	13,607	15,392
Other assets	12,798	7,434
Total assets	$358,621	$340,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net	$3,882	$3,882
Accounts payable	15,375	23,151
Wire transfers and money orders payable, net	61,878	56,066
Accrued and other liabilities	35,792	33,760
Total current liabilities	116,927	116,859
Long-term liabilities:
Debt, net	77,270	79,211
Lease liabilities, net	3,130	—
Deferred tax liability, net	1,096	1,426
Total long-term liabilities	81,496	80,637

Commitments and contingencies, see Note 15

Stockholders’ equity:
Common stock $0.0001 par value; 230,000,000 shares authorized, 39,011,042 and 38,820,222 shares issued and 37,941,619 and 38,478,700 shares outstanding as of June 30, 2022 and December 31, 2021, respectively.	4	4
Additional paid-in capital	70,012	66,875
Retained earnings	109,441	81,803
Accumulated other comprehensive loss	(65)	(76)
Treasury stock, at cost; 1,069,423 and 341,522 shares as of June 30, 2022 and December 31, 2021, respectively.	(19,194)	(5,566)
Total stockholders’ equity	160,198	143,040
Total liabilities and stockholders’ equity	$358,621	$340,536

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except for share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Wire transfer and money order fees, net	$117,622	$99,306	$215,621	$180,218
Foreign exchange gain, net	18,195	16,655	33,868	29,703
Other income	1,118	786	2,111	1,402
Total revenues	136,935	116,747	251,600	211,323

Operating expenses:
Service charges from agents and banks	92,066	77,864	169,060	141,237
Salaries and benefits	11,748	10,175	23,058	20,050
Other selling, general and administrative expenses	7,663	7,079	14,730	12,582
Depreciation and amortization	2,251	2,345	4,434	4,679
Total operating expenses	113,728	97,463	211,282	178,548

Operating income	23,207	19,284	40,318	32,775

Interest expense	1,112	1,254	2,064	2,594

Income before income taxes	22,095	18,030	38,254	30,181

Income tax provision	6,111	4,803	10,616	7,977

Net income	15,984	13,227	27,638	22,204

Other comprehensive (loss) income	(101)	16	11	12

Comprehensive income	$15,883	$13,243	$27,649	$22,216

Earnings per common share:
Basic	$0.42	$0.34	$0.72	$0.58
Diluted	$0.41	$0.34	$0.71	$0.57

Weighted-average common shares outstanding:
Basic	38,257,156	38,433,748	38,309,295	38,336,977
Diluted	39,228,991	39,027,414	39,153,039	38,937,699

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except for share data, unaudited)

	Three Months Ended June 30, 2022
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2022	38,885,736	$4	(565,910)	$(9,194)	$68,431	$93,457	$36	$152,734
Net income	—	—	—	—	—	15,984	—	15,984
Issuance of common stock:
Exercise of stock options, net of shares withheld for taxes	29,990	—	—	—	(75)	—	—	(75)
Restricted stock units and awards, net of shares withheld for taxes	94,540	—	—	—	(9)	—	—	(9)
Fully vested shares	776	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1,665	—	—	1,665
Adjustment from foreign currency translation, net	—	—	—	—	—	—	(101)	(101)
Acquisition of treasury stock, at cost	—	—	(503,513)	(10,000)	—	—	—	(10,000)
Balance, June 30, 2022	39,011,042	$4	(1,069,423)	$(19,194)	$70,012	$109,441	$(65)	$160,198

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2021	38,362,788	$4	$61,640	$43,937	$(17)	$105,564
Net income	—	—	—	13,227	—	13,227
Issuance of common stock:
Exercise of stock options	100,275	—	995	—	—	995
Restricted stock units and awards	121,596	—	—	—	—	—
Fully vested shares	1,065	—	—	—	—	—
Share-based compensation	—	—	1,374	—	—	1,374
Adjustment from foreign currency translation, net	—	—	—	—	16	16
Balance, June 30, 2021	38,585,724	$4	$64,009	$57,164	$(1)	$121,176

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(CONTINUED)
(in thousands, except for share data, unaudited)

	Six Months Ended June 30, 2022
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	38,820,222	$4	(341,522)	$(5,566)	$66,875	$81,803	$(76)	$143,040
Net income	—	—	—	—	—	27,638	—	27,638
Issuance of common stock:
Exercise of stock options	73,715	—	—	—	487	—	—	487
Restricted stock units and awards, net of shares withheld for taxes	115,327	—	—	—	(283)	—	—	(283)
Fully vested shares	1,778	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2,933	—	—	2,933
Adjustment from foreign currency translation, net	—	—	—	—	—	—	11	11
Acquisition of treasury stock, at cost	—	—	(727,901)	(13,628)	—	—	—	(13,628)
Balance, June 30, 2022	39,011,042	$4	(1,069,423)	$(19,194)	$70,012	$109,441	$(65)	$160,198

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	38,217,125	$4	$59,310	$34,960	$(13)	$94,261
Net income	—	—	—	22,204	—	22,204
Issuance of common stock:
Exercise of stock options	244,907	—	2,429	—	—	2,429
Restricted stock units and awards	121,596	—	—	—	—	—
Fully vested shares	2,096	—	—	—	—	—
Share-based compensation	—	—	2,270	—	—	2,270
Adjustment from foreign currency translation, net	—	—	—	—	12	12
Balance, June 30, 2021	38,585,724	$4	$64,009	$57,164	$(1)	$121,176

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$27,638	$22,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,434	4,679
Share-based compensation	2,933	2,270
Provision for credit losses	1,498	667
Debt origination costs amortization	507	385
Deferred income tax (benefit) provision, net	(330)	708
Non-cash lease expense	999	—
Loss on disposal of property and equipment	434	169
Total adjustments	10,475	8,878
Changes in operating assets and liabilities:
Accounts receivable, net	(31,339)	(16,174)
Prepaid wires, net	213	38,825
Prepaid expenses and other assets	494	(1,305)
Wire transfers and money orders payable, net	5,550	13,228
Lease liabilities	(1,037)	—
Accounts payable and accrued and other liabilities	(7,434)	4,634
Net cash provided by operating activities	4,560	70,290

Cash flows from investing activities:
Purchases of property and equipment	(6,642)	(3,181)
Acquisition of agent locations	(225)	—
Net cash used in investing activities	(6,867)	(3,181)

Cash flows from financing activities:
Repayments of term loan facility	(2,188)	(42,041)
Borrowings under term loan facility	—	40,158
Debt origination costs	—	(2,894)
Proceeds from exercise of stock options	487	2,429
Payments for stock awards	(283)	—
Repurchases of common stock	(13,628)	—
Net cash used in financing activities	(15,612)	(2,348)

Effect of exchange rate changes on cash	45	48

Net (decrease) increase in cash	(17,874)	64,809

Cash, beginning of period	132,474	74,907

Cash, end of period	$114,600	$139,716

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands, unaudited)

	Six Months Ended June 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,468	$2,169
Cash paid for income taxes	$8,767	$8,825
Issuance of common stock for cashless exercise of options	$1,293	$—
Non-cash lease liabilities arising from obtaining right-of-use assets	$253	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BUSINESS AND ACCOUNTING POLICIES
International Money Express, Inc. (the “Company” or “us” or “we”) operates as a money transmitter between the United States of America (“United States” or “U.S.”) and Canada to Mexico, Guatemala and other countries in Latin America, Africa and Asia through a network of authorized agents located in various unaffiliated retail establishments and 37 Company-operated stores throughout the United States and Canada.

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). Although the worst effects of the pandemic appear to have subsided in the United States, the pandemic has had and continues to have a significant effect on economic conditions in the United States, and continues to cause significant uncertainties in the U.S. and global economies, particularly as a result of new variants and sub-variants of COVID-19, which appear to be causing an increase in COVID-19 cases in certain places around the world. Public health officials and medical professionals have warned that COVID-19 resurgences may continue to occur due to a variety of factors, including the extent of economic activity, social interaction, vaccination rates and the emergence of potent variants. It is unclear if and when resurgences will occur or how long any resurgence will last, how severe it will be, and what safety measures governments and businesses will impose in response.

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

The condensed consolidated financial statements of the Company include International Money Express, Inc. and its majority-owned subsidiaries. The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All significant inter-company balances and transactions have been eliminated from the condensed consolidated financial statements.

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

On March 16, 2022, the Company entered into a definitive purchase agreement to acquire Envios de Valores La Nacional Corp. and LAN Holdings, Corp., which either directly or indirectly operate as money remittance companies in the United States, Canada and certain countries in Europe. The transaction is subject to customary regulatory approvals and is expected to close late in the third quarter or early fourth quarter of 2022. Intermex expects to pay cash of approximately $50.0 million (subject to customary purchase price adjustments) on closing and up to an additional $3.0 million in contingent consideration in 2023.

Accounting Pronouncements

On January 1, 2022, the Company adopted the new accounting guidance, Leases (Topic 842) (“ASC 842”), which required the Company to record assets and liabilities on the balance sheet for lease-related rights and obligations and disclose key information about its leasing arrangements. The guidance requires that a lessee recognizes a liability to make lease payments (the lease liability) and a right-of-use (“ROU”) asset representing its right to use the underlying asset for the lease term on the balance sheet. Leases are classified as financing or operating, with classification affecting the pattern of expense recognition in the condensed consolidated statements of income and comprehensive income. Refer to Note 6 for additional information on the adoption of this standard and related disclosures.

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

NOTE 2 – REVENUES
The Company recognized revenues from contracts with customers for the three and six months ended June 30, 2022 and 2021, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Wire transfer and money order fees	$118,788	$99,671	$217,191	$180,887
Discounts and promotions	(1,166)	(365)	(1,570)	(669)
Wire transfer and money order fees, net	117,622	99,306	215,621	180,218
Foreign exchange gain, net	18,195	16,655	33,868	29,703
Other income	1,118	786	2,111	1,402
Total revenues	$136,935	$116,747	$251,600	$211,323

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

The Company also offers several other services, including money orders and check cashing through its sending agents, for which revenue is derived from a fee per transaction. For substantially all of the Company’s revenues, the Company acts as principal in the transaction and reports revenue on a gross basis because the Company controls the service at all times prior to transfer to the customer, is primarily responsible for fulfilling the customer contracts, has the risk of loss and has the ability to establish transaction prices.

NOTE 3 – ACCOUNTS RECEIVABLE AND AGENT ADVANCES RECEIVABLE, NET OF ALLOWANCE
Accounts Receivable

Accounts receivable represents outstanding balances from sending agents for pending wire transfers or money orders from consumers. The outstanding balance of accounts receivable, net of allowance for credit losses, consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Accounts receivable	$99,534	$69,498
Allowance for credit losses	(2,380)	(2,181)
Accounts receivable, net	$97,154	$67,317

Index
Agent Advances Receivable

The Company had agent advances receivable, net of allowance for credit losses, from sending agents as follows (in thousands):

	June 30, 2022	December 31, 2021
Agent advances receivable, current	$1,228	$791
Allowance for credit losses	(36)	(55)
Net current	$1,192	$736

Agent advances receivable, long-term	$1,329	$656
Allowance for credit losses	(26)	(13)
Net long-term	$1,303	$643

The net current portion of agent advances receivable is included in prepaid expenses and other current assets (see Note 4), and the net long-term portion is included in other assets in the condensed consolidated balance sheets. Agent advances receivable have interest rates ranging from 0% to 15.0% per annum. At June 30, 2022 and December 31, 2021, there were $2.6 million and $1.4 million, respectively, of agent advances receivable collateralized by personal guarantees from sending agents and assets from their businesses in case of a default by the agent.

The maturities of agent advances receivable at June 30, 2022 are as follows (in thousands):

Unpaid Advance Balance
Under 1 year	$1,228
Between 1 and 2 years	1,218
Between 2 and 3 years	111
Total	$2,557

Allowance for Credit Losses

The changes in the allowance for credit losses related to accounts receivable and agent advances receivable are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$2,256	$2,058	$2,249	$2,042
Provision	1,056	504	1,498	667
Charge-offs	(970)	(623)	(1,502)	(888)
Recoveries	100	89	197	207
Ending Balance	$2,442	$2,028	$2,442	$2,028

The allowance for credit losses allocated by financial instrument category is as follows (in thousands):

	June 30, 2022	December 31, 2021
Accounts receivable	$2,380	$2,181
Agent advances receivable	62	68
Allowance for credit losses	$2,442	$2,249

Index

NOTE 4 – PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid insurance	$296	$923
Prepaid fees and services	1,644	1,930
Agent advances receivable, net of allowance	1,192	736
Assets pending settlement	633	331
Prepaid income taxes	382	1,563
Prepaid expenses and current assets - other	1,539	1,505
	$5,686	$6,988

Other assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Revolving line origination fees	$1,772	$2,032
Agent incentives advances	905	1,010
Agent advances receivable, net of allowance	1,303	643
Right-of-use assets, net	4,755	—
Funds held by seized banking entities, net of allowance	3,173	3,114
Other assets	890	635
	$12,798	$7,434

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

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS
Goodwill and the majority of intangible assets on the condensed consolidated balance sheets of the Company were recognized from a prior acquisition. Intangible assets on the condensed consolidated balance sheets of the Company consist of agent relationships, trade name, developed technology and other intangible assets. Agent relationships, trade name and developed technology are all amortized over 15 years using an accelerated method that correlates with the projected realization of the benefit. The agent relationships intangible represents the network of independent sending agents; trade name refers to the Intermex name, branded on all agent locations and well recognized in the market; and developed technology includes the state-of-the-art system that the Company has continued to develop and improve over the past 20 years. Other intangible assets relate to the acquisition of Company-operated stores, which are amortized on a straight line basis over 10 years. The determination of our intangible fair values includes several assumptions that are subject to various risks and uncertainties. Management believes it has made reasonable estimates and judgments concerning these risks and uncertainties, and no impairment charges were determined necessary to be recognized during the three and six months ended June 30, 2022.

The following table presents the changes in goodwill and intangible assets (in thousands):

	Goodwill	Intangibles
Balance at December 31, 2021	$36,260	$15,392
Acquisition of agent locations	—	225
Amortization expense	—	(2,010)
Balance at June 30, 2022	$36,260	$13,607

Index

Amortization expense related to intangible assets for the remainder of 2022 and thereafter is as follows (in thousands):

2022	$2,017
2023	3,024
2024	2,305
2025	1,752
2026	1,332
Thereafter	3,177
$13,607

NOTE 6 – LEASES
To conduct certain of our operations, the Company is a party to leases for office space, warehouses and Company-operated store locations. Our leases have remaining terms of up to 9.2 years, some of which include options to renew and extend the lease. We presently intend to exercise certain of the extension options available to us and for purposes of computing the right-of-use assets and lease liabilities required by ASC 842, we have incorporated the options to renew that are reasonably certain of exercise by us.

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

The presentation of right-of-use assets and lease liabilities in the condensed consolidated balance sheet is as follows (in thousands):

Leases	Classification	June 30, 2022
Assets
Right-of-use assets	Other assets(1)	$4,755
Total leased assets		$4,755

Liabilities
Current
Operating	Accrued and other liabilities	$1,587
Noncurrent
Operating	Lease liabilities	3,130
Total Lease liabilities		$4,717
(1) Operating right of-use assets are recorded net of accumulated amortization of $1.0 million as of June 30, 2022.

Index

Lease expense for the three and six months ended June 30, 2022, was as follows (in thousands):

		Three Months Ended	Six Months Ended
Lease Cost	Classification	June 30, 2022	June 30, 2022
Operating lease cost	Other selling, general and administrative expenses	$530	$999

Rent expense for the three and six months ended June 30, 2021 was $0.6 million and $1.2 million, respectively.

As of June 30, 2022, the Company’s weighted average remaining lease terms on its operating leases is 3.9 years, and the Company’s weighted average discount rate is 2.59%, which is the Company’s incremental borrowing rate. The Company used its incremental borrowing rate for all leases, as none of the Company’s lease agreements provide a readily determinable implicit rate.

Lease Payments

Future minimum lease payments for assets under non-cancelable operating lease agreements with original terms of more than one year for the remainder of 2022 and thereafter are as follows (in thousands):

2022	$862
2023	1,371
2024	1,131
2025	989
2026	288
Thereafter	325
Total lease payments	4,966
Less: Imputed interest	(249)
Present value of lease liabilities	$4,717

NOTE 7 – WIRE TRANSFERS AND MONEY ORDERS PAYABLE, NET
Wire transfers and money orders payable, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Wire transfers payable, net	$23,436	$20,744
Customer voided wires payable	19,292	16,895
Money orders payable	19,150	18,427
	$61,878	$56,066

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

Index
NOTE 8 – ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Commissions payable to sending agents	$17,636	$16,303
Accrued salaries and benefits	2,763	4,892
Accrued bank charges	1,410	1,371
Accrued legal fees	—	422
Accrued other professional fees	1,121	1,619
Accrued taxes	6,041	4,908
Lease liabilities, current portion	1,587	—
Deferred revenue loyalty program	3,760	3,391
Other	1,474	854
	$35,792	$33,760

The following table shows the changes in the deferred revenue loyalty program liability (in thousands):

Balance, December 31, 2021	$3,391
Revenue deferred during the period	1,382
Revenue recognized during the period	(1,013)
Balance, June 30, 2022	$3,760

NOTE 9 – DEBT
Debt consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Term loan facility	$83,125	$85,313
	83,125	85,313
Less: Current portion of long-term debt (1)	(3,882)	(3,882)
Less: Debt origination costs	(1,973)	(2,220)
	$77,270	$79,211
(1)Current portion of long-term debt is net of debt origination costs of approximately $0.5 million both at June 30, 2022 and December 31, 2021.

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

Index
The unamortized portion of debt origination costs totaled approximately $3.7 million and $4.5 million at June 30, 2022 and December 31, 2021, respectively. Amortization of debt origination costs is included as a component of interest expense in the condensed consolidated statements of income and comprehensive income and amounted to approximately $0.3 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and $0.5 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively.

At the election of the Company, interest on the term loan facility and revolving credit facility under the A&R Credit Agreement is determined by reference to either LIBOR (subject to replacement) or a “base rate”, in each case plus an applicable margin ranging between 2.50% and 3.00% per annum for LIBOR loans and between 1.50% and 2.00% per annum for base rate loans depending on the level of our consolidated leverage ratio, as calculated pursuant to the terms of the A&R Credit Agreement. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum. The effective interest rates for the six months ended June 30, 2022 for the term loan facility and revolving credit facility were 3.59% and 0.75%, respectively.

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

Index
NOTE 11 – SHARE-BASED COMPENSATION
International Money Express, Inc. Omnibus Equity Compensation Plans

The International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (the “2020 Plan”) provides for the granting of stock-based incentive awards, including stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) to employees and independent directors of the Company. There are 3.7 million shares of the Company’s common stock approved for issuance under the 2020 Plan, which includes 0.4 million shares that were previously subject to awards granted under the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (the “2018 Plan” and together with the 2020 Plan, the “Plans”). Although awards remain outstanding under the 2018 Plan, which was terminated effective June 26, 2020, no additional awards may be granted under the 2018 Plan. As of June 30, 2022, 2.5 million shares remained available for future awards under the 2020 Plan.

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

Share-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The stock options issued under the Plans have 10-year terms and generally vest in four equal annual installments beginning one year after the date of the grant. The Company recognized compensation expense for stock options of approximately $0.5 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively, and $1.1 million and $1.3 million for the six months ended June 30, 2022 and 2021, respectively, which are included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. As of June 30, 2022, unrecognized compensation expense related to stock options of approximately $1.5 million is expected to be recognized over a weighted-average period of 1.3 years.

A summary of stock option activity under the Plans during the six months ended June 30, 2022 is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2021	1,898,687	$11.24	7.11	$4.17
Granted	—	$—		$—
Exercised	(143,975)	$13.44		$4.98
Forfeited	(48,250)	$14.18		$6.37
Outstanding at June 30, 2022	1,706,462	$10.98	6.51	$4.04

Exercisable at June 30, 2022	952,736	$10.48	6.28	$3.72

Restricted Stock Units

The RSUs granted under the Plans to the Company’s employees generally vest in four equal annual installments beginning one year after the date of the grant, while RSUs issued to the Company’s independent directors vest on the one-year anniversary from the grant date. The Company recognized compensation expense for RSUs of approximately $0.5 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively, and $0.8 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively, which are included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. As of June 30, 2022,

Index
unrecognized compensation expense related to RSUs of approximately $4.9 million is expected to be recognized over a weighted-average period of 2.0 years.

A summary of RSU activity during the six months ended June 30, 2022 is presented below:

	Number of RSUs	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2021	231,934	$14.99
Granted	194,790	$16.75
Vested	(65,261)	$14.90
Forfeited	(19,592)	$15.31
Outstanding (nonvested) at June 30, 2022	341,871	$15.99

Share Awards

The Lead Independent Director and Chairs of the Committees of the Board of Directors are granted, in aggregate, $64.0 thousand in awards of fully vested shares of the Company’s common stock, payable on a quarterly basis at the end of each quarter in payment of fees earned in such capacities. During the three and six months ended June 30, 2022, 776 and 1,778 fully vested shares, respectively, were granted to the Lead Independent Director and Chairs of the Committees of the Board of Directors resulting in compensation expense of $16.0 thousand and $32.0 thousand, respectively, recorded in the condensed consolidated statements of income and comprehensive income.

Restricted Stock Awards

The RSAs issued under the Plans to the Company’s employees generally vest in four equal annual installments beginning one year after the date of grant. The Company recognized compensation expense for RSAs granted of $0.2 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.3 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively, which are included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. As of June 30, 2022, there was $2.2 million of unrecognized compensation expense related to RSAs, which is expected to be recognized over a weighted-average period of 2.1 years.

A summary of RSA activity during the six months ended June 30, 2022 is presented below:

	Number of RSAs	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2021	88,215	$14.17
Granted	93,400	$16.06
Vested	(22,053)	$14.17
Forfeited	—	$—
Outstanding (nonvested) at June 30, 2022	159,562	$15.28

Performance Stock Units

PSUs granted to the Company’s employees generally vest subject to attainment of performance criteria during the service period established by the Compensation Committee. Each PSU represents the right to receive one share of common stock, and the actual number of shares issuable upon vesting is determined based upon performance compared to financial performance targets. The PSUs vest based on the achievement of certain revenue or adjusted earnings per share parameters for a period of two years combined with a service period of three years. Compensation cost is recognized over the requisite service period when it is probable that the performance condition will be satisfied. The Company recognized compensation expense for PSUs of $0.5 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and $0.7 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively, which are included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. As of June 30, 2022,

Index
there was $3.8 million of unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted-average period of 2.2 years.

A summary of PSU activity during the six months ended June 30, 2022 is presented below:

	Number of PSUs	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2021	171,500	9.17	$14.17
Granted	131,224		$21.45
Vested	—		$—
Forfeited	—		$—
Outstanding (nonvested) at June 30, 2022	302,724	9.13	$17.33

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

The Company accounts for purchases of treasury stock under the cost method. Any direct costs incurred to acquire treasury stock are considered stock issue costs and added to the cost of the treasury stock. During the three and six months ended June 30, 2022, the Company purchased 503,513 shares and 727,901 shares, respectively, for an aggregate purchase price of $10.0 million and $13.6 million, respectively. As of June 30, 2022, the remaining amount available for future share repurchases under the Repurchase Program was $20.8 million.

NOTE 13 – EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income for the period by the weighted average number of common shares outstanding for the period. In computing dilutive earnings per share, basic earnings per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards, including common stock options, RSUs, RSAs and PSUs.

Below are basic and diluted earnings per share for the periods indicated (in thousands, except for share data):

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income for basic and diluted earnings per common share	$15,984	$13,227	$27,638	$22,204

Shares:
Weighted-average common shares outstanding – basic	38,257,156	38,433,748	38,309,295	38,336,977
Effect of dilutive securities:
RSUs	111,918	41,323	86,988	33,783
Stock options	713,109	532,231	631,525	553,001
RSAs	45,064	6,234	35,500	4,404
PSUs	101,744	13,878	89,731	9,534
Weighted-average common shares outstanding – diluted	39,228,991	39,027,414	39,153,039	38,937,699

Earnings per common share – basic	$0.42	$0.34	$0.72	$0.58
Earnings per common share – diluted	$0.41	$0.34	$0.71	$0.57

As of June 30, 2022, there were 76.3 thousand stock options, 5.9 thousand RSUs and 131.2 thousand PSUs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.

As of June 30, 2021, there were 600.0 thousand stock options and 53.9 thousand RSUs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.

As discussed in Note 12, during the third quarter of 2022, the Company’s Board of Directors authorized the Repurchase Program, under which the Company repurchased 503,513 shares and 727,901 shares of treasury stock for $10.0 million and $13.6 million in the three and six months ended June 30, 2022, respectively. The effect of these repurchases on the Company’s weighted average shares outstanding for the three and six months ended June 30, 2022 was a reduction of 152,000 shares and 142,436 shares, respectively, due to the timing of the repurchases.

NOTE 14 – INCOME TAXES
A reconciliation between the income tax provision at the U.S. statutory tax rate and the Company’s income tax provision on the condensed consolidated statements of income and comprehensive income is below (in thousands, except for tax rates):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income before income taxes	$22,095	$18,030	$38,254	$30,181
U.S statutory tax rate	21%	21%	21%	21%
Income tax expense at statutory rate	4,640	3,786	8,033	6,338

State tax expense, net of federal benefit	1,369	995	2,353	1,673
Foreign tax rates different from U.S. statutory rate	34	23	45	40
Non-deductible expenses	220	74	357	137
Other	(152)	(75)	(172)	(211)
Total income tax provision	$6,111	$4,803	$10,616	$7,977

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

Index
Our income tax provision includes the expected benefit of all deferred tax assets, including our net operating loss carryforwards. With few exceptions, our net operating loss carryforwards will expire from 2029 through 2038. After consideration of all evidence, both positive and negative, management has determined that no valuation allowance is required at June 30, 2022 on the Company’s U.S. federal or state deferred tax assets; however, a valuation allowance has been recorded as of June 30, 2022 on deferred tax assets associated with Canadian net operating loss carryforwards.

As presented in the income tax reconciliation above, the tax provision recognized on the condensed consolidated statements of income and comprehensive income was impacted by state taxes, foreign tax rates applicable to the Company’s foreign subsidiaries that are higher or lower than the U.S. statutory rate, non-deductible officer compensation and share-based compensation tax benefits.

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

Regulatory Requirements

Pursuant to applicable licensing laws, certain domestic subsidiaries of the Company are required to maintain minimum tangible net worth and liquid assets (eligible securities) to cover the amount outstanding of wire transfers and money orders payable. As of June 30, 2022, the Company’s subsidiaries were in compliance with these two requirements.

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

Overview
We are a leading omnichannel money remittance service company focused primarily on the United States of America (“United States” or “U.S.”) to Latin America and the Caribbean (“LAC”) corridor, which includes Mexico, Central and South America and the Caribbean. In recent years, we expanded our services to allow remittances to Africa and Asia from the United States and from Canada to Latin America and Africa. We utilize our proprietary technology to deliver convenient, reliable and value-added services to our customers through a broad network of sending and paying agents. Our remittance services, which include a comprehensive suite of ancillary financial processing solutions and payment services, are available in all 50 states in the U.S., Washington D.C., Puerto Rico and 13 provinces in Canada, where consumers can send money to beneficiaries in 16 LAC countries, eight countries in Africa and two countries in Asia. Our services are accessible in person through over 100,000 independent sending and paying agents and 37 Company-operated stores, as well as online and via Internet-enabled mobile devices. Additionally, our product and service portfolio include online payment options, pre-paid debit cards and direct deposit payroll cards, which may present different cost, demand, regulatory and risk profiles relative to our core money remittance business.

Money remittance services to LAC countries, mainly Mexico and Guatemala, are the primary source of our revenue. These services involve the movement of funds on behalf of an originating consumer for receipt by a designated beneficiary at a designated receiving location. Our remittances to LAC countries are primarily generated in the United States by consumers with roots in Latin American and Caribbean countries, many of whom do not have an existing relationship with a traditional full-service financial institution capable of providing the services we offer. We provide these consumers with flexibility and convenience to help them meet their financial needs. We believe many consumers who use our services may have access to traditional banking services, but prefer to use our services based on reliability, convenience and value. We generate money remittance revenue from fees paid by consumers (i.e., the senders of funds), which we share with our sending agents in the originating country and our paying agents in the destination country. Remittances paid in local currencies that are not pegged to the U.S. dollar can also generate revenue if we are successful in our daily management of currency exchange spreads.

Our money remittance services enable consumers to send funds through our broad network of locations in the United States and Canada that are primarily operated by third-party businesses, as well as through our Company-operated stores. Transactions are processed and payment is collected by our agent (“sending agent(s)”) and those funds become available for pickup by the beneficiary at the designated destination, usually within minutes, at any Intermex payer location (“paying agent(s)”). We refer to our sending agents and our paying agents collectively as agents. In addition, our services are offered digitally through Intermexonline.com and via Internet-enabled mobile devices. For the six months ended June 30, 2022, we have grown our agent network by approximately 6.4%. For the six months ended June 30, 2022, principal amount sent increased by approximately 25.4% to $9.7 billion, as compared to the same period in 2021 and total remittances processed were approximately 21.9 million, representing an increase of approximately 18.8%, as compared to the same period in 2021.

COVID-19 Update
During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). The pandemic has had and continues to have a significant effect on economic conditions in the United States of America (“United States” or “U.S.”), as the efforts of federal, state, local and foreign governments to react to the public health crisis with mitigation measures have created and continue to cause significant uncertainties in the U.S. and global economy, particularly as new variants and sub-variants of COVID-19 appear to be causing an increase in COVID-19 cases in certain places around the world. The extent to which the COVID-19 pandemic affects our business, operations and financial results depends, and will continue to depend, on numerous evolving factors that we may not be able to accurately predict such as the reduction or reimposition by government and health authorities of restrictions and progress in and effectiveness of vaccination efforts in the United States or in the countries in which we operate and conduct business.

In response to the pandemic, our top priority continues being to take appropriate actions to protect the health and safety of our employees. We have adjusted standard operating procedures within our business operations to ensure continued worker safety, and are continually monitoring evolving health guidelines and responding to changes as appropriate. These procedures include reconfiguring facilities to reduce employee density, expanded and more frequent cleaning within facilities, implementation of appropriate and mandated distancing programs, employee temperature monitoring, frequent testing and requiring use of certain personal protective equipment at our call centers in Mexico and Guatemala. As of June 30, 2022, all of our facilities are open and operating with adjustments to ensure compliance with social distancing and facial covering recommendations and requirements established by state and local regulations.

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

Although certain measures that restrict the normal course of operations of businesses and consumers were still in place for the three and six months ended June 30, 2022, such measures did not have a material adverse effect on the Company’s financial condition, results of operations and cash flows for the three and six months ended June 30, 2022. Notwithstanding the foregoing, the Company’s business is dependent upon the willingness and ability of its employees, network of agents and consumers to conduct money transfer services and the ultimate effects of the economic disruption caused by the pandemic and responses thereto. Although the Company’s operations continued effectively despite social distancing and other measures taken in response to the pandemic, the ultimate impact of the COVID-19 pandemic on our financial condition, results of operations and cash flows is subject to future developments, including the duration of the pandemic and the related extent of its severity, as well as its impact on the economic conditions, particularly the level of unemployment of our customers, inflation (including changes in wages) and governmental efforts to restrain inflation, interest rate levels and foreign exchange volatility, all of which remain uncertain and cannot be predicted at this time. If the global response to contain and remedy the COVID-19 pandemic escalates further or is unsuccessful, or if governmental decisions to ease pandemic related restrictions are ineffective, premature or counterproductive, the Company could experience a material adverse effect on its financial condition, results of operations and cash flows.

Acquisition of La Nacional and LAN Holdings
On March 16, 2022, the Company entered into a definitive purchase agreement to acquire Envios de Valores La Nacional Corp. (“La Nacional”) and LAN Holdings, Corp. (“LAN Holdings”), which either directly or indirectly operate as money remittance companies in the United States, Canada and certain countries in Europe. The transaction is subject to customary regulatory approvals and is expected to close late in the third quarter or early fourth quarter of 2022. Intermex expects to pay cash of approximately $50.0 million (subject to customary purchase price adjustments) on closing and up to an additional $3.0 million in contingent consideration in 2023. The Company expects the integration of La Nacional and LAN Holdings to be completed in the four quarters following the closing of the transaction. Once La Nacional and LAN Holdings are fully integrated, the Company expects the combined entities to contribute approximately $70.0 million to $80.0 million a year in revenues with an Adjusted EBITDA margin in the range of 9% to 11%. A quantitative reconciliation of projected Adjusted EBITDA margin to the most comparable GAAP measure is not available without unreasonable efforts because of the inherent difficulty in forecasting and quantifying the amounts necessary under GAAP guidance for operating or other adjusted items including, without limitation, integration costs and expenses, amortization of intangible assets and depreciation, which may be significant and difficult to project with a reasonable degree of accuracy, as the allocation of the purchase price to intangible assets and to property and equipment has not yet been performed, tax effects of certain adjustments and other items related to the acquisition.

Key Factors and Trends Affecting our Business
Various trends and other factors have affected and may continue to affect our business, financial condition and operating results, including, but not limited to:

•the Company’s ability to successfully execute, manage, integrate and obtain the anticipated financial benefits of key acquisitions and mergers, including the acquisition of La Nacional and LAN Holdings;

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

Latin American political and economic conditions continue to exhibit instability, as evidenced by high unemployment rates in key markets, currency reserves, currency controls, restricted lending activity, higher inflation, weak currencies and low consumer confidence, some of which reflect the impact of the COVID-19 pandemic, among other factors. Specifically, continued political and economic unrest in Mexico, Guatemala and some countries in South America contributed to volatility. Our business has generally been resilient during times of economic instability as money remittances are essential to many recipients, with the funds used by the receiving parties for their daily needs; however, long-term sustained appreciation of the Mexican peso or Guatemalan quetzal as compared to the U.S. dollar could negatively affect our revenues and profitability.

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

We will remain an “emerging growth company” until the earlier of (1) the earliest of the last day of the fiscal year (a) following January 19, 2022, the fifth anniversary of us becoming a publicly-traded company, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. As of June 30, 2022, the market value of our common stock that is held by non-affiliates approximated $674.0 million.

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

Salaries and Benefits

Index
Salaries and benefits include cash and share-based compensation associated with our corporate employees and sales team as well as employees at our Company-operated stores. Corporate employees include management, customer service, compliance, information technology, operations, finance, legal and human resources. Our sales team, located throughout the United States and Canada, is focused on supporting and growing our sending agent network. Share-based compensation is primarily recognized as an expense on a straight-line basis over the requisite service period; unrecognized compensation expense related to stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) of approximately $12.4 million is expected to be recognized over a weighted-average period of 1.98 years.

Other Selling, General and Administrative

General and administrative expenses primarily consist of fixed overhead expenses associated with our operations, such as information technology, telecommunications, rent, insurance, professional services, non-income or indirect taxes, facilities maintenance and other similar types of operating expenses. A portion of these expenses relate to our Company-operated stores; however, the majority relate to the overall business and compliance requirements of a regulated publicly traded financial services company. Selling expenses include expenses such as advertising and promotion, provision for credit losses and expenses associated with increasing our network of agents.

Depreciation and Amortization

Depreciation and amortization largely consists of depreciation of computer equipment and amortization of software that supports our technology platform. In addition, it includes amortization of intangible assets primarily related to our agent relationships, trade name and developed technology.

Non-Operating Expenses
Interest Expense

Interest expense consists primarily of interest associated with our debt, which consists of a term loan facility and a revolving credit facility. The effective interest rates for the six months ended June 30, 2022 for the term loan facility and revolving credit facility, were 3.59% and 0.75%, respectively.

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

Segments
Our business is organized around one reportable segment that provides money transmittal services between the United States and Canada to Mexico, Guatemala and other countries in Latin America, Africa and Asia through a network of authorized agents located in various unaffiliated retail establishments and 37 Company-operated stores throughout the United States and Canada. This is based on the objectives of the business and how our chief operating decision maker, the CEO and President, monitors operating performance and allocates resources.

Index
Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share data)	2022	2021	2022	2021
Revenues:
Wire transfer and money order fees, net	$117,622	$99,306	$215,621	$180,218
Foreign exchange gain, net	18,195	16,655	33,868	29,703
Other income	1,118	786	2,111	1,402
Total revenues	136,935	116,747	251,600	211,323

Operating expenses:
Service charges from agents and banks	92,066	77,864	169,060	141,237
Salaries and benefits	11,748	10,175	23,058	20,050
Other selling, general and administrative expenses	7,663	7,079	14,730	12,582
Depreciation and amortization	2,251	2,345	4,434	4,679
Total operating expenses	113,728	97,463	211,282	178,548

Operating income	23,207	19,284	40,318	32,775

Interest expense	1,112	1,254	2,064	2,594

Income before income taxes	22,095	18,030	38,254	30,181

Income tax provision	6,111	4,803	10,616	7,977

Net income	$15,984	$13,227	$27,638	$22,204

Earnings per common share:
Basic	$0.42	$0.34	$0.72	$0.58
Diluted	$0.41	$0.34	$0.71	$0.57

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Revenues
Revenues for the above periods are presented below:

($ in thousands)	Three Months Ended June 30, 2022	% of Revenues	Three Months Ended June 30, 2021	% of Revenues
Revenues:
Wire transfer and money order fees, net	$117,622	86%	$99,306	85%
Foreign exchange gain, net	18,195	13%	16,655	14%
Other income	1,118	1%	786	1%
Total revenues	$136,935	100%	$116,747	100%

Wire transfer and money order fees, net of $117.6 million for the three months ended June 30, 2022 increased by $18.3 million, or 18.4%, from $99.3 million for the three months ended June 30, 2021. The increase was primarily due to a 18.1% increase in transaction volume in the second quarter of 2022 compared to the second quarter of 2021, largely due to the continued growth in our agent network, which increased by 10.8% from June 2021 to June 2022.

Index

Revenues from foreign exchange gain, net of $18.2 million for the three months ended June 30, 2022 increased by $1.5 million, or 9.2%, from $16.7 million for the three months ended June 30, 2021. This increase was primarily due to higher transaction volume achieved by growth in our agent network and a higher average amount sent by consumers, as well as, increased foreign exchange volatility in the Mexican peso and Guatemalan quetzal during the quarter ended June 30, 2022.

Operating Expenses
Operating expenses for the above periods are presented below:

($ in thousands)	Three Months Ended June 30, 2022	% of Revenues	Three Months Ended June 30, 2021	% of Revenues
Operating expenses:
Service charges from agents and banks	$92,066	67%	$77,864	67%
Salaries and benefits	11,748	9%	10,175	9%
Other selling, general and administrative expenses	7,663	6%	7,079	6%
Depreciation and amortization	2,251	2%	2,345	2%
Total operating expenses	$113,728	84%	$97,463	84%

Service charges from agents and banks — Service charges from agents and banks were $92.1 million for the three months ended June 30, 2022 compared to $77.9 million for the three months ended June 30, 2021. The increase of $14.2 million, or 18.2%, was primarily due to the increase in transaction volume described above.

Salaries and benefits — Salaries and benefits of $11.7 million for the three months ended June 30, 2022 increased by $1.5 million, or 15.5%, from $10.2 million for the three months ended June 30, 2021. The increase is primarily due to $1.1 million spent in talent acquisition and retention, as well as, increased wages and bonuses to recognize performance and to support the continued growth of our business, a $0.3 million increase in share-based compensation as a result of new awards granted in the three months ended June 30, 2022, and a $0.1 million increase in commission expense for our sales representatives.

Other selling, general and administrative expenses — Other selling, general and administrative expenses of $7.7 million for the three months ended June 30, 2022 increased by $0.6 million, or 8.2%, from $7.1 million for the three months ended June 30, 2021.

The increase was primarily the result of:

•$0.6 million - increase in provision for credit losses due to higher net write-offs of accounts receivable during the three months ended June 30, 2022 compared to the same period in 2021, primarily as a result of sending agents that were not able to pay in accordance with the original terms and are, accordingly, subject to our normal collection procedures;
•$0.3 million - higher facilities and rent expenses for scheduled maintenance and contracted lease rate increases to support our business growth;
•$0.3 million - higher IT related expenses incurred to sustain our business expansion and to improve our technology environment;
•$0.2 million - higher loss on disposal of fixed assets due to termination of agent relationships and upgrade of equipment for our agent network; and
•$0.2 million - transaction costs associated with La Nacional acquisition, which is expected to close in the third quarter of 2022.

These increases were partially offset by:

•$0.8 million - refund of state business and occupancy (“B&O”) tax for the state of Washington; and
•$0.6 million - in lower advertising and promotion expenses, primarily as a result of higher co-branding investment by our paying partners in the second quarter of 2022.

Depreciation and amortization — Depreciation and amortization of $2.3 million for the three months ended June 30, 2022 remained consistent as compared to the three months ended June 30, 2021. A decrease of approximately $0.3 million less amortization related to our trade name, developed technology and agent relationships during the second quarter of 2022, as these intangibles are being amortized on an accelerated basis, which declines over time was partially offset by an increase in depreciation associated primarily with additional computer equipment acquired to support our growing business and sending agent network.

Index
Non-Operating Expenses
Interest expense — Interest expense of $1.1 million for the three months ended June 30, 2022 decreased by $0.2 million, or 11.3%, from $1.3 million for the three months ended June 30, 2021. The decrease was primarily due to lower interest rates paid under the amended credit agreement (as described below) and lower drawings under our revolving credit facility.

Income tax provision — Income tax provision was $6.1 million for the three months ended June 30, 2022, which represents an increase of $1.3 million from an income tax provision of $4.8 million for the three months ended June 30, 2021. The increase in the income tax provision was mainly attributable to higher taxable income resulting from higher revenues from our growth.

Net Income
We reported Net Income of $16.0 million for the three months ended June 30, 2022 compared to Net Income of $13.2 million for the three months ended June 30, 2021, which resulted in an increase of $2.8 million, or 20.8%, due to the same factors discussed above.

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

Adjusted Net Income for the three months ended June 30, 2022 was $18.3 million, representing an increase of $3.0 million, or 19.5%, from Adjusted Net Income of $15.3 million for the three months ended June 30, 2021. The increase in Adjusted Net Income was primarily due to the increase in Net Income discussed above.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted Net Income:

	Three Months Ended June 30,
(in thousands, except for per share data)	2022	2021
Net Income	$15,984	$13,227
Adjusted for:
Share-based compensation (a)	1,665	1,374
Transaction costs (b)	216	—
Other charges and expenses (c)	317	176
Amortization of intangibles (d)	972	1,263
Income tax benefit related to adjustments (e)	(899)	(763)
Adjusted Net Income	$18,255	$15,277

Adjusted Earnings per Share
Basic	$0.48	$0.40
Diluted	$0.47	$0.39

Weighted-average common shares outstanding
Basic	38,257,156	38,433,748
Diluted	39,228,991	39,027,414

(a)Represents share-based compensation relating to equity awards granted to employees and independent directors of the Company.
(b)Represents primarily professional and legal fees related to business acquisition transactions.
(c)Represents primarily loss on disposal of fixed assets and foreign currency (gains) losses.
(d)Represents the amortization of certain intangible assets that resulted from business acquisition transactions.
(e)Represents the current and deferred tax impact of the taxable adjustments to Net Income using the Company’s blended federal and state tax rate for each period. Relevant tax-deductible adjustments include all adjustments to Net Income.

Index

Adjusted Earnings per Share - Basic for the three months ended June 30, 2022 was $0.48, representing an increase of $0.08, or 20.0%, compared to $0.40 for the three months ended June 30, 2021.

Adjusted Earnings per Share - Diluted for the three months ended June 30, 2022 was $0.47, representing an increase of $0.08, or 20.5%, compared to $0.39 for the three months ended June 30, 2021.

The following table presents the reconciliation of GAAP Earnings per Share, our closest GAAP measure, to Adjusted Earnings per Share:

	Three Months Ended June 30,
	2022		2021
	Basic	Diluted	Basic	Diluted
GAAP Earnings per Share	$0.42	$0.41	$0.34	$0.34
Adjusted for:
Share-based compensation	0.04	0.04	0.04	0.04
Transaction costs	0.01	0.01	—	—
Other charges and expenses	0.01	0.01	NM	NM
Amortization of intangibles	0.03	0.02	0.03	0.03
Income tax benefit related to adjustments	(0.02)	(0.02)	(0.01)	(0.02)
Adjusted Earnings per Share	$0.48	$0.47	$0.40	$0.39

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

Adjusted EBITDA for the three months ended June 30, 2022 was $27.7 million, representing an increase of $4.5 million, or 19.3%, from $23.2 million for the three months ended June 30, 2021. The increase in Adjusted EBITDA was primarily due to the increase in Net Income discussed above and the higher net effect of the adjusting items detailed in the table below.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted EBITDA:

	Three Months Ended June 30,
(in thousands)	2022	2021
Net Income	$15,984	$13,227
Adjusted for:
Interest expense	1,112	1,254
Income tax provision	6,111	4,803
Depreciation and amortization	2,251	2,345
EBITDA	25,458	21,629
Share-based compensation (a)	1,665	1,374
Transaction costs (b)	216	—
Other charges and expenses (c)	317	176
Adjusted EBITDA	$27,656	$23,179

(a)Represents share-based compensation relating to equity awards granted to employees and independent directors of the Company.
(b)Represents primarily professional and legal fees related to business acquisition transactions.
(c)Represents primarily loss on disposal of fixed assets and foreign currency (gains) losses.

Index

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Revenues
Revenues for the above periods are presented below:

($ in thousands)	Six Months Ended June 30, 2022	% of Revenues	Six Months Ended June 30, 2021	% of Revenues
Revenues:
Wire transfer and money order fees, net	$215,621	86%	$180,218	85%
Foreign exchange gain, net	33,868	13%	29,703	14%
Other income	2,111	1%	1,402	1%
Total revenues	$251,600	100%	$211,323	100%

Wire transfer and money order fees, net of $215.6 million for the six months ended June 30, 2022 increased by $35.4 million, or 19.6%, from $180.2 million for the six months ended June 30, 2021. The increase was primarily due to a 18.8% increase in transaction volume in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, largely due to the continued growth in our agent network, which increased by 10.8% from June 2021 to June 2022.

Revenues from foreign exchange gain, net of $33.9 million for the six months ended June 30, 2022 increased by $4.2 million, or 14.0%, from $29.7 million for the six months ended June 30, 2021. This increase was primarily due to higher transaction volume achieved by growth in our agent network and a higher average amount sent by consumers, as well as, increased foreign exchange volatility in the Mexican peso and Guatemalan quetzal during the six months ended June 30, 2022.

Operating Expenses
Operating expenses for the above periods are presented below:

($ in thousands)	Six Months Ended June 30, 2022	% of Revenues	Six Months Ended June 30, 2021	% of Revenues
Operating expenses:
Service charges from agents and banks	$169,060	67%	$141,237	67%
Salaries and benefits	23,058	9%	20,050	9%
Other selling, general and administrative expenses	14,730	6%	12,582	6%
Depreciation and amortization	4,434	2%	4,679	2%
Total operating expenses	$211,282	84%	$178,548	84%

Service charges from agents and banks — Service charges from agents and banks were $169.1 million for the six months ended June 30, 2022 compared to $141.2 million for the six months ended June 30, 2021. The increase of $27.9 million, or 19.7%, was primarily due to the increase in transaction volume described above.

Salaries and benefits — Salaries and benefits of $23.1 million for the six months ended June 30, 2022 increased by $3.0 million, or 15.0%, from $20.1 million for the six months ended June 30, 2021. The increase is primarily due to $2.7 million spent in talent acquisition and retention, as well as, increased wages and bonuses to recognize performance and to support the continued growth of our business and a $0.7 million increase in share-based compensation as a result of new awards granted throughout 2022, offset by a $0.4 million decrease in commission expense for our sales representatives.

Other selling, general and administrative expenses — Other selling, general and administrative expenses of $14.7 million for the six months ended June 30, 2022 increased by $2.1 million, or 17.1%, from $12.6 million for the six months ended June 30, 2021.

The increase was primarily the result of:

•$1.0 million - higher IT related expenses incurred to sustain our business expansion and to improve our technology environment;
•$0.8 million - increase in provision for credit losses due to higher net write-offs of accounts receivable in the six months ended June 30, 2022 compared to the same period in 2021, primarily as a result of sending agents that were not able to pay in accordance with the original terms and are, accordingly, subject to our normal collection procedures;

Index
•$0.3 million - higher loss on disposal of fixed assets as we continue to make improvements to our equipment;
•$0.3 million - higher facilities and rent expenses for scheduled maintenance and contracted lease rate increases to support our business growth;
•$0.2 million - higher shipping costs due to deployment of equipment for new and existing agents; and
•$0.2 million - transaction costs associated with La Nacional acquisition, which is expected to close in the third quarter of 2022.

These increases were partially offset by:

•$0.8 million - refund of state B&O tax for the state of Washington; and
•$0.7 million - in lower advertising and promotion expenses, primarily as a result of higher co-branding investment by our paying partners in the first half of 2022.

Depreciation and amortization — Depreciation and amortization of $4.4 million for the six months ended June 30, 2022 decreased by $0.3 million from $4.7 million for the six months ended June 30, 2021. This decrease is mainly due to approximately $0.6 million less amortization related to our trade name, developed technology and agent relationships during the six months ended June 30, 2022, as these intangibles are being amortized on an accelerated basis, which declines over time. This decrease was partially offset by an increase in depreciation associated primarily with additional computer equipment acquired to support our growing business and sending agent network.

Non-Operating Expenses
Interest expense — Interest expense of $2.1 million for the six months ended June 30, 2022 decreased by $0.5 million, or 20.4%, from $2.6 million for the six months ended June 30, 2021. The decrease was primarily due to lower interest rates paid under the amended credit agreement (as described below) and lower drawings under our revolving credit facility.

Income tax provision — Income tax provision was $10.6 million for the six months ended June 30, 2022, which represents an increase of $2.6 million from an income tax provision of $8.0 million for the six months ended June 30, 2021. The increase in the income tax provision was mainly attributable to higher taxable income resulting from higher revenues from our growth.

Net Income
We reported Net Income of $27.6 million for the six months ended June 30, 2022 compared to Net Income of $22.2 million for the six months ended June 30, 2021, which resulted in an increase of $5.4 million, or 24.5%, due to the same factors discussed above.

Adjusted Net Income and Adjusted Earnings per Share
Adjusted Net Income (previously defined and used as described above) for the six months ended June 30, 2022 was $31.6 million, representing an increase of $5.7 million, or 22.0%, from Adjusted Net Income of $25.9 million for the six months ended June 30, 2021. The increase in Adjusted Net Income was primarily due to the increase in Net Income discussed above.

Index
The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted Net Income:

	Six Months Ended June 30,
(in thousands, except for per share data)	2022	2021
Net Income	$27,638	$22,204
Adjusted for:
Share-based compensation (a)	2,933	2,270
Transaction costs (b)	216	—
Other charges and expenses (c)	458	293
Amortization of intangibles (d)	1,944	2,525
Income tax benefit related to adjustments (e)	(1,566)	(1,382)
Adjusted Net Income	$31,623	$25,910

Adjusted Earnings per Share
Basic	$0.83	$0.68
Diluted	$0.81	$0.67

Weighted-average common shares outstanding
Basic	38,309,295	38,336,977
Diluted	39,153,039	38,937,699

(a)Represents share-based compensation relating to equity awards granted to employees and independent directors of the Company.
(b)Represents primarily professional and legal fees related to business acquisition transactions.
(c)Represents primarily loss on disposal of fixed assets and foreign currency (gains) losses.
(d)Represents the amortization of certain intangible assets that resulted from business acquisition transactions.
(e)Represents the current and deferred tax impact of the taxable adjustments to Net Income using the Company’s blended federal and state tax rate for each period. Relevant tax-deductible adjustments include all adjustments to Net Income.

Adjusted Earnings per Share - Basic for the six months ended June 30, 2022 was $0.83, representing an increase of $0.15, or 22.1%, compared to $0.68 for the six months ended June 30, 2021.

Adjusted Earnings per Share - Diluted for the six months ended June 30, 2022 was $0.81, representing an increase of $0.14, or 20.9%, compared to $0.67 for the six months ended June 30, 2021.

The following table presents the reconciliation of GAAP Earnings per Share, our closest GAAP measure, to Adjusted Earnings per Share:

	Six Months Ended June 30,
	2022		2021
	Basic	Diluted	Basic	Diluted
GAAP Earnings per Share	$0.72	$0.71	$0.58	$0.57
Adjusted for:
Share-based compensation	0.08	0.07	0.06	0.06
Transaction costs	0.01	0.01	—	—
Other charges and expenses	0.01	0.01	0.01	0.01
Amortization of intangibles	0.05	0.05	0.07	0.07
Income tax benefit related to adjustments	(0.04)	(0.04)	(0.04)	(0.04)
Adjusted Earnings per Share	$0.83	$0.81	$0.68	$0.67

The table above may contain slight summation differences due to rounding.

Index

Adjusted EBITDA

Adjusted EBITDA (previously defined and used as described above) for the six months ended June 30, 2022 was $48.4 million, representing an increase of $8.4 million, or 20.8%, from $40.0 million for the six months ended June 30, 2021. The increase in Adjusted EBITDA was primarily due to the increase in Net Income discussed above and the higher net effect of the adjusting items detailed in the table below.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted EBITDA:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net Income	$27,638	$22,204
Adjusted for:
Interest expense	2,064	2,594
Income tax provision	10,616	7,977
Depreciation and amortization	4,434	4,679
EBITDA	44,752	37,454
Share-based compensation (a)	2,933	2,270
Transaction costs (b)	216	—
Other charges and expenses (c)	458	293
Adjusted EBITDA	$48,359	$40,017

(a)Represents share-based compensation relating to equity awards granted to employees and independent directors of the Company.
(b)Represents primarily professional and legal fees related to business acquisition transactions.
(c)Represents primarily loss on disposal of fixed assets and foreign currency (gains) losses.

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

We have funded and still expect to continue funding our liquidity requirements through internally generated funds, supplemented in the ordinary course, with borrowings under our revolving credit facility. We maintain a strong cash balance position and have access to committed funding sources, which we have used only on a limited and ordinary course basis during the six months ended June 30, 2022. Therefore, we believe that our current cash position, as well as projected cash flows generated from operations, together with borrowings under our revolving credit facility are sufficient to fund our principal and interest payments, lease expenses, our working capital needs, business acquisitions and our expected capital expenditures for at least the next twelve months.

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

As of June 30, 2022, we had total indebtedness of $83.1 million, consisting of borrowings under the term loan facility, excluding debt origination costs of $2.0 million. As of June 30, 2022 and December 31, 2021, there were no outstanding amounts drawn on the revolving credit facility. There were $220.0 million of additional borrowings available under these facilities as of June 30, 2022.

At the election of the Company, interest on the term loan facility and revolving credit facility under the A&R Credit Agreement is determined by reference to either LIBOR (subject to replacement) or a “base rate”, in each case plus an applicable margin ranging between 2.50% and 3.00% per annum for LIBOR loans or between 1.50% and 2.00% per annum for base rate loans depending on the level of our consolidated leverage ratio, as calculated pursuant to the terms of the A&R Credit Agreement. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum. The effective interest rates for the six months ended June 30, 2022 for the term loan facility and revolving credit facility were 3.59% and 0.75%, respectively. Interest is payable (x)(i) generally on the last day of each interest period selected for LIBOR loans, but in any event, not less frequently than every three months, and (ii) on the last business day of each quarter for base rate loans and (y) at final maturity. The A&R Credit Agreement contains provisions for the replacement of the benchmark for interest rates in light of the cessation of the publication of LIBOR rates.

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

The A&R Credit Agreement contains financial covenants that require the Company to maintain a quarterly minimum fixed charge coverage ratio of 1.25:1.00 and a quarterly maximum consolidated leverage ratio of 3.25:1.00. As of June 30, 2022, we were in compliance with the covenants of the A&R Credit Agreement. The A&R Credit Agreement also contains covenants that limit the Company’s and its subsidiaries’ ability to, among other things, grant liens, incur additional indebtedness, make acquisitions or investments, dispose of certain assets, change the nature of their businesses, enter into certain transactions with affiliates or amend the terms of material indebtedness.

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

During the six months ended June 30, 2022, the Company purchased 727,901 shares for an aggregate purchase price of $13.6 million. As of June 30, 2022, the remaining amount available for future share repurchases under the Repurchase Program was $20.8 million.

Operating Leases

We are party to operating leases for office space, warehouses and Company-operated store locations, which we use as part of our day-to-day operations. Operating lease expenses were $0.5 million and $1.0 million for the three and six months ended June 30, 2022, which we expect to be consistent throughout the year. We have not entered into finance lease commitments. For additional information on operating lease obligations, refer to Note 6, Leases, to the Condensed Consolidated Financial Statements.

Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2022	2021
Statement of Cash Flows Data:
Net cash provided by operating activities	$4,560	$70,290
Net cash used in investing activities	(6,867)	(3,181)
Net cash used in financing activities	(15,612)	(2,348)
Effect of exchange rate changes on cash	45	48
Net (decrease) increase in cash	(17,874)	64,809

Cash, beginning of period	132,474	74,907
Cash, end of period	$114,600	$139,716

Operating Activities
Net cash provided by operating activities was $4.6 million for the six months ended June 30, 2022, a decrease of $65.7 million from net cash provided by operating activities of $70.3 million for the six months ended June 30, 2021. The decrease is primarily a result of a

Index
$72.8 million change in working capital, which varies due to timing of transmittal orders and payments, as well as prefunding of payers. As of June 30, 2022, the Company had significant prefunding activity due to national holidays in the United States and Guatemala in early July 2022. The changes in working capital were offset by additional cash generated by our operating results for the six months ended June 30, 2022, resulting from the further growth of the business.

Investing Activities
Net cash used in investing activities was $6.9 million for the six months ended June 30, 2022, representing an increase of $3.7 million from net cash used in investing activities of $3.2 million for the six months ended June 30, 2021. This increase was primarily due to higher purchases of computer equipment during the six months ended June 30, 2022 as a result of the continued expansion of our business, as well as upgrades of equipment used by our sending agent network. In addition, the Company acquired an agent location during the six months ended June 30, 2022 (none in 2021).

Financing Activities
Net cash used in financing activities was $15.6 million for the six months ended June 30, 2022, which primarily consisted of $2.2 million in scheduled quarterly payments due on the term loan facility, $13.6 million used for repurchases of common stock and $0.3 million of payments for stock-based awards for shares withheld in connection with share-based compensation arrangements, offset by $0.5 million in proceeds from issuance of stock as a result of the exercise of stock options.

Net cash used in financing activities was $2.3 million for the six months ended June 30, 2021, which primarily consisted of a $40.1 million repayment and $2.9 million of debt origination costs in connection with the refinancing of the Company’s previous credit agreement, and a $1.9 million scheduled quarterly payment due on the term loan facility, offset by $40.2 million borrowings in connection with the refinancing of the Company’s previous credit agreement and $2.4 million in proceeds from issuance of stock as a result of the exercise of stock options.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. Our Critical Accounting Policies and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021, for which there were no material changes during the three and six months ended June 30, 2022, included the following:

•Accounts Receivable and Allowance for Credit Losses
•Goodwill and Intangible Assets
•Income Taxes

Recent Accounting Pronouncements
Refer to Note 1, Business and Accounting Policies, of the Condensed Consolidated Financial Statements for information on recent accounting pronouncements.

Index
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
We manage foreign currency risk through the structure of the business and an active risk management process. One of the methods to settle with our payers in Latin America is entering into foreign exchange tom and spot transactions with local and foreign currency providers (“counterparties”). The foreign currency exposure on our foreign exchange tom and spot transactions is limited by the fact that all transactions are settled within two business days from trade date. Foreign currency fluctuations, however, may negatively affect our average exchange gain per transaction. The Company had open tom and spot foreign exchange contracts for Mexican pesos and Guatemalan quetzales amounting to approximately $39.5 million and $48.6 million at June 30, 2022 and December 31, 2021, respectively.

In addition, included in wire transfers and money orders payable, net in our condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, there are $16.9 million and $17.8 million, respectively, of wires payable denominated in foreign currencies, primarily Mexican pesos and Guatemalan quetzales.

Also, included in prepaid wires, net in our condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, there are $34.9 million and $39.7 million, respectively, of prepaid wires denominated in foreign currencies, primarily Mexican pesos and Guatemalan quetzales.

We are also exposed to changes in currency rates as a result of our investments in foreign operations and revenues generated in currencies other than the U.S. dollar. Revenues and profits generated by international operations will increase or decrease because of changes in foreign currency exchange rates. This foreign currency risk is related primarily to our operations in our foreign subsidiaries. Revenues from our foreign subsidiaries represent less than 1% of our consolidated revenues for the six months ended June 30, 2022. Therefore, a 10% increase or decrease in these currency rates against the U.S. Dollar would result in a de minimis change to our overall operating results.

The spot and average exchange rates for Mexico, Guatemala and Canada currencies to U.S. dollar are as follows:

	2022		2021
	Spot(1)	Average(2)	Spot(1)	Average(2)
U.S. dollar/Mexico Peso	20.12	20.25	19.89	20.17
U.S. dollar/Guatemala Quetzal	7.75	7.68	7.74	7.72
U.S. dollar/Canadian Dollar	1.29	1.27	1.24	1.25
(1)Spot exchange rates are as of June 30, 2022 and December 31, 2021.
(2)Average exchange rates are for the six months ended June 30, 2022 and 2021.

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

As of June 30, 2022, we had $83.1 million in outstanding borrowings under the term loan and revolving credit facility. A hypothetical 1% increase or decrease in the interest rate on our indebtedness as of June 30, 2022 would have increased or decreased cash interest expense on our term loan facility by approximately $0.8 million per annum.

Index
Credit Risk
We maintain certain cash balances in various U.S. banks, which at times, may exceed federally insured limits. We have not incurred any losses on these accounts. In addition, we maintain various bank accounts in Mexico, Guatemala and Canada, which are not fully insured. During the six months ended June 30, 2022, we have not incurred any losses on these accounts. To manage our exposure to credit risk with respect to cash balances and other credit risk exposure resulting from our relationships with banks and financial institutions, we regularly review cash concentrations, and we attempt to diversify our cash balances among global financial institutions.

We are also exposed to credit risk related to receivable balances from sending agents. We perform a credit review before each agent signing and conduct ongoing analyses of sending agents and certain other parties we transact with directly. As of June 30, 2022, we also had $2.6 million outstanding of agent advances receivable from sending agents. Most of the agent advances receivable are collateralized by personal guarantees from the sending agents and by assets from their businesses. Due to the COVID-19 pandemic as well as other factors, it is possible we could be adversely affected by credit losses, such as those related to our outstanding agent advances receivable from sending agents. At the date of this report, however, we are not aware of any significant exposure and we continue monitoring our credit risk.

Our provision for credit losses was approximately $1.5 million for the six months ended June 30, 2022 (0.6% of total revenues) and $0.7 million for the six months ended June 30, 2021 (0.3% of total revenues). The increase in our provision for credit losses in the six months ended June 30, 2022 is due to higher write-offs of accounts receivable in 2022 compared to 2021 primarily as a result of sending agents that were not able to pay in accordance with the original terms and are, accordingly, subject to our normal collection procedures.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our Chief Executive Officer and President, and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure as of June 30, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the quarter ended June 30, 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
April 1 through April 30	446	$—	—	$30,805,733
May 1 through May 31	288,864	$18.47	218,604	$26,497,541
June 1 through June 30	284,909	$19.98	284,909	$20,805,743
Total	574,219		503,513

(a)Includes 218,604 and 284,909 shares purchased in May and June 2022, respectively, under the Repurchase Program, and 446 and 70,260 shares withheld for income tax purposes, in April and May 2022, respectively, in connection with shares issued under compensation and benefit programs.
(b)On August 18, 2021, the Company’s Board of Directors approved a stock repurchase program (the “Repurchase Program”) that authorizes the Company to purchase up to $40.0 million of outstanding shares of the Company’s common stock. The Repurchase Program does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

Index
ITEM 6. EXHIBITS

Exhibit No.	Document

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Chief Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Chief Financial Officer

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included with the Exhibit 101 attachments).
*Filed herewith.
#    Furnished herewith.

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Money Express, Inc. (Registrant)

Date: August 8, 2022	By:	/s/ Robert Lisy
Robert Lisy
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 8, 2022	By:	/s/ Andras Bende
Andras Bende
Chief Financial Officer
(Principal Financial Officer)