Form 10-Q
period 2022-09-30
International Money Express, Inc.
filed 2022-11-09
CIK 1683695

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒
As of November 3, 2022, there were 37,062,438 shares of the registrant’s common stock, $0.0001 par value per share, outstanding. The registrant has no other class of common stock outstanding.

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
◦economic factors such as inflation, the level of economic activity and labor market conditions, as well as rising interest rates;
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

Index
PART 1 – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	September 30, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets:
Cash	$105,052	$132,474
Accounts receivable, net	100,061	67,317
Prepaid wires, net	104,114	56,766
Prepaid expenses and other current assets	8,906	6,988
Total current assets	318,133	263,545

Property and equipment, net	22,614	17,905
Goodwill	36,260	36,260
Intangible assets, net	12,599	15,392
Other assets	9,295	7,434
Total assets	$398,901	$340,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net	$4,429	$3,882
Accounts payable	22,464	23,151
Wire transfers and money orders payable, net	74,444	56,066
Accrued and other liabilities	32,223	33,760
Total current liabilities	133,560	116,859
Long-term liabilities:
Debt, net	118,753	79,211
Lease liabilities, net	1,525	—
Deferred tax liability, net	50	1,426
Total long-term liabilities	120,328	80,637

Commitments and contingencies, see Note 15

Stockholders’ equity:
Common stock $0.0001 par value; 230,000,000 shares authorized, 39,417,077 and 38,820,222 shares issued and 37,059,940 and 38,478,700 shares outstanding as of September 30, 2022 and December 31, 2021, respectively.	4	4
Additional paid-in capital	68,457	66,875
Retained earnings	126,067	81,803
Accumulated other comprehensive loss	(215)	(76)
Treasury stock, at cost; 2,357,137 and 341,522 shares as of September 30, 2022 and December 31, 2021, respectively.	(49,300)	(5,566)
Total stockholders’ equity	145,013	143,040
Total liabilities and stockholders’ equity	$398,901	$340,536

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except for share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Wire transfer and money order fees, net	$120,718	$104,191	$336,340	$284,409
Foreign exchange gain, net	18,851	15,643	52,719	45,347
Other income	1,198	873	3,309	2,275
Total revenues	140,767	120,707	392,368	332,031

Operating expenses:
Service charges from agents and banks	93,658	81,416	262,717	222,654
Salaries and benefits	13,853	10,859	36,911	30,909
Other selling, general and administrative expenses	10,232	9,966	24,964	22,549
Depreciation and amortization	2,278	2,362	6,712	7,041
Total operating expenses	120,021	104,603	331,304	283,153

Operating income	20,746	16,104	61,064	48,878

Interest expense	1,466	968	3,530	3,562

Income before income taxes	19,280	15,136	57,534	45,316

Income tax provision	2,654	3,629	13,270	11,605

Net income	16,626	11,507	44,264	33,711

Other comprehensive loss	(150)	(151)	(139)	(139)

Comprehensive income	$16,476	$11,356	$44,125	$33,572

Earnings per common share:
Basic	$0.44	$0.30	$1.16	$0.88
Diluted	$0.43	$0.29	$1.14	$0.86

Weighted-average common shares outstanding:
Basic	37,390,632	38,647,931	37,999,709	38,441,767
Diluted	38,425,868	39,336,051	38,907,283	39,071,622

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except for share data, unaudited)

	Three Months Ended September 30, 2022
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2022	39,011,042	$4	(1,069,423)	$(19,194)	$70,012	$109,441	$(65)	$160,198
Net income	—	—	—	—	—	16,626	—	16,626
Issuance of common stock:
Exercise of stock options, net of shares withheld for taxes	377,589	—	—	—	(4,162)	—	—	(4,162)
Restricted stock units and awards, net of shares withheld for taxes	27,664	—	—	—	(18)	—	—	(18)
Fully vested shares	782	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2,625	—	—	2,625
Adjustment from foreign currency translation, net	—	—	—	—	—	—	(150)	(150)
Acquisition of treasury stock, at cost	—	—	(1,287,714)	(30,106)	—	—	—	(30,106)
Balance, September 30, 2022	39,417,077	$4	(2,357,137)	$(49,300)	$68,457	$126,067	$(215)	$145,013

	Three Months Ended September 30, 2021
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2021	38,585,724	$4	—	$—	$64,009	$57,164	$(1)	$121,176
Net income	—	—	—	—	—	11,507	—	11,507
Issuance of common stock:
Exercise of stock options	152,678	—	—	—	(85)	—	—	(85)
Restricted stock units and awards	—	—	—	—	—	—	—	—
Fully vested shares	1,078	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1,112	—	—	1,112
Adjustment from foreign currency translation, net	—	—	—	—	—	—	(151)	(151)
Acquisition of treasury stock, at cost	—	—	(70,440)	(1,205)	—	—	—	(1,205)
Balance, September 30, 2021	38,739,480	$4	(70,440)	$(1,205)	$65,036	$68,671	$(152)	$132,354

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands, except for share data, unaudited)

	Nine Months Ended September 30, 2022
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	38,820,222	$4	(341,522)	$(5,566)	$66,875	$81,803	$(76)	$143,040
Net income	—	—	—	—	—	44,264	—	44,264
Issuance of common stock:
Exercise of stock options, net of shares withheld for taxes	451,304	—	—	—	(3,675)	—	—	(3,675)
Restricted stock units and awards, net of shares withheld for taxes	142,991	—	—	—	(301)	—	—	(301)
Fully vested shares	2,560	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	5,558	—	—	5,558
Adjustment from foreign currency translation, net	—	—	—	—	—	—	(139)	(139)
Acquisition of treasury stock, at cost	—	—	(2,015,615)	(43,734)	—	—	—	(43,734)
Balance, September 30, 2022	39,417,077	$4	(2,357,137)	$(49,300)	$68,457	$126,067	$(215)	$145,013

	Nine Months Ended September 30, 2021
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	38,217,125	$4	—	—	$59,310	$34,960	$(13)	$94,261
Net income	—	—	—	—	—	33,711	—	33,711
Issuance of common stock:
Exercise of stock options	397,585	—	—	—	2,344	—	—	2,344
Restricted stock units and awards, net of shares withheld for taxes	121,596	—	—	—	—	—	—	—
Fully vested shares	3,174	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	3,382	—	—	3,382
Adjustment from foreign currency translation, net	—	—	—	—	—	—	(139)	(139)
Acquisition of treasury stock, at cost	—	—	(70,440)	(1,205)	—	—	—	(1,205)
Balance, September 30, 2021	38,739,480	$4	(70,440)	$(1,205)	$65,036	$68,671	$(152)	$132,354
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$44,264	$33,711
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,712	7,041
Share-based compensation	5,558	3,382
Provision for credit losses	2,022	1,009
Debt origination costs amortization	752	626
Deferred income tax (benefit) provision, net	(1,376)	673
Non-cash lease expense	1,631	—
Loss on disposal of property and equipment	633	1,311
Total adjustments	15,932	14,042
Changes in operating assets and liabilities:
Accounts receivable, net	(34,864)	(43,402)
Prepaid wires, net	(47,099)	38,561
Prepaid expenses and other assets	(828)	(6,210)
Wire transfers and money orders payable, net	18,158	18,136
Lease liabilities	(2,013)	—
Accounts payable and accrued and other liabilities	(3,398)	5,867
Net cash (used in) provided by operating activities	(9,848)	60,705

Cash flows from investing activities:
Purchases of property and equipment	(9,155)	(5,523)
Acquisition of agent locations	(225)	—
Net cash used in investing activities	(9,380)	(5,523)

Cash flows from financing activities:
Repayments of term loan facility	(3,281)	(43,135)
Borrowings under revolving credit facility, net	43,000	—
Borrowings under term loan facility	—	40,158
Debt origination costs	—	(2,894)
Proceeds from exercise of stock options	1,374	3,192
Payments for stock awards	(5,349)	(849)
Repurchases of common stock	(43,734)	(1,205)
Net cash used in financing activities	(7,990)	(4,733)

Effect of exchange rate changes on cash	(204)	(224)

Net (decrease) increase in cash	(27,422)	50,225

Cash, beginning of period	132,474	74,907

Cash, end of period	$105,052	$125,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands, unaudited)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,773	$2,940
Cash paid for income taxes	$19,692	$12,567
Issuance of common stock for cashless exercise of options	$9,175	$2,973
Non-cash lease liabilities arising from obtaining right-of-use assets	$6,033	$—
Right-of-use asset adjustments due to lease modifications	$1,124	$—

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

The coronavirus (“COVID-19”) pandemic that started in 2020 has had and continues to have a significant effect on economic conditions in the United States, and continues to cause significant uncertainties in the U.S. and global economies, particularly as a result of the emergence of new variants and sub-variants of COVID-19. Public health officials and medical professionals have warned that COVID-19 resurgences may continue to occur due to a variety of factors, including the extent of economic activity, social interaction, vaccination rates and the emergence of potent variants. It is unclear if and when resurgences will occur or how long any resurgence will last, how severe it will be, and what safety measures governments and businesses will impose in response.

The Company’s operations have continued effectively despite measures taken in response to the pandemic. However, the ultimate impact of the COVID-19 pandemic and any potential material adverse effect on the Company’s condition, results of operations and cash flows is dependent on future developments, including the duration or resurgence of the pandemic and the related extent of its severity, as well as its impact on the economic conditions, particularly the level of unemployment of our consumers, inflation (including changes in wages) and governmental efforts to restrain inflation, interest rate levels and foreign exchange volatility, all of which remain uncertain and cannot be predicted at this time.

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

On March 16, 2022, the Company entered into a definitive purchase agreement to acquire Envios de Valores La Nacional Corp. (“La Nacional”) and LAN Holdings, Corp. (“LAN Holdings”), which either directly or indirectly operate as money remittance companies in the United States, Canada and certain countries in Europe. On November 1, 2022, the Company entered into an Amended and Restated Stock Purchase Agreement to allow the parties to close on the acquisition of La Nacional effective November 1, 2022 and to close on the acquisition of LAN Holdings at a later date following receipt of pending regulatory approvals. The acquisition of LAN Holdings is expected to close late in the fourth quarter of 2022 or early 2023. The Company paid $42.3 million upon consummation of the acquisition of La Nacional (subject to customary purchase price adjustments) and anticipates up to an additional $2.4 million in contingent consideration to be paid in 2023 if La Nacional achieves certain financial targets and operational milestones. For LAN Holdings, the Company expects to pay cash of approximately $7.7 million (subject to customary purchase price adjustments) and up to an additional $0.6 million in contingent consideration in 2023 if LAN Holdings achieves certain financial targets and operational milestones. Refer to Note 16 for additional information on the closing of the acquisition of La Nacional.

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

Index
The FASB issued guidance, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, regarding the measurement of credit losses for certain financial instruments. The new standard replaces the incurred loss model with a current expected credit loss (“CECL”) model. The CECL model is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. The Company is in the process of implementing the CECL model and is updating certain of its business processes and internal controls to meet the reporting and disclosure requirement of the new accounting guidance. The new guidance, which the Company will adopt effective on December 31, 2022 using the modified-retrospective approach, is not expected to materially affect the amount of provision for credit losses recognized under the Company’s current model and is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 2 – REVENUES
The Company recognized revenues from contracts with customers for the three and nine months ended September 30, 2022 and 2021, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Wire transfer and money order fees	$121,218	$104,543	$337,757	$285,430
Discounts and promotions	(500)	(352)	(1,417)	(1,021)
Wire transfer and money order fees, net	120,718	104,191	336,340	284,409
Foreign exchange gain, net	18,851	15,643	52,719	45,347
Other income	1,198	873	3,309	2,275
Total revenues	$140,767	$120,707	$392,368	$332,031

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

NOTE 3 – ACCOUNTS RECEIVABLE AND AGENT ADVANCES RECEIVABLE, NET OF ALLOWANCE
Accounts Receivable

Accounts receivable represents outstanding balances from sending agents for pending wire transfers or money orders from consumers. The outstanding balance of accounts receivable, net of allowance for credit losses, consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Accounts receivable	$102,363	$69,498
Allowance for credit losses	(2,302)	(2,181)
Accounts receivable, net	$100,061	$67,317

Index
Agent Advances Receivable

The Company had agent advances receivable, net of allowance for credit losses, from sending agents as follows (in thousands):

	September 30, 2022	December 31, 2021
Agent advances receivable, current	$1,532	$791
Allowance for credit losses	(58)	(55)
Net current	$1,474	$736

Agent advances receivable, long-term	$1,422	$656
Allowance for credit losses	(24)	(13)
Net long-term	$1,398	$643

The net current portion of agent advances receivable is included in prepaid expenses and other current assets (see Note 4), and the net long-term portion is included in other assets in the condensed consolidated balance sheets. Agent advances receivable have interest rates ranging from 0% to 15.0% per annum. At September 30, 2022 and December 31, 2021, there were $3.0 million and $1.4 million, respectively, of agent advances receivable collateralized by personal guarantees from sending agents and assets from their businesses in case of a default by the agent.

The maturities of agent advances receivable at September 30, 2022 are as follows (in thousands):

Unpaid Advance Balance
Under 1 year	$1,532
Between 1 and 2 years	1,249
More than 2 years	173
Total	$2,954

Allowance for Credit Losses

The changes in the allowance for credit losses related to accounts receivable and agent advances receivable are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$2,442	$2,028	$2,249	$2,042
Provision	525	342	2,022	1,009
Charge-offs	(700)	(361)	(2,202)	(1,249)
Recoveries	117	197	315	404
Ending Balance	$2,384	$2,206	$2,384	$2,206

The allowance for credit losses allocated by financial instrument category is as follows (in thousands):

	September 30, 2022	December 31, 2021
Accounts receivable	$2,302	$2,181
Agent advances receivable	82	68
Allowance for credit losses	$2,384	$2,249

Index

NOTE 4 – PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid insurance	$1,118	$923
Prepaid fees and services	1,739	1,930
Agent incentives advances	914	815
Agent advances receivable, net of allowance	1,474	736
Assets pending settlement	248	331
Prepaid income taxes	2,940	1,563
Prepaid expenses and current assets - other	473	690
	$8,906	$6,988

Other assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Revolving line origination fees	$1,650	$2,032
Agent incentives advances	828	1,010
Agent advances receivable, net of allowance	1,398	643
Right-of-use assets, net	3,186	—
Funds held by seized banking entities, net of allowance	1,584	3,114
Other assets	649	635
	$9,295	$7,434

During September 2021, local banking regulators in Mexico resolved to close and liquidate a local financial institution, citing a lack of compliance with minimum capital requirements. The Company has approximately $5.2 million of exposure from deposits it held with this bank when it was closed. In accordance with the banking regulations in Mexico, large depositors such as the Company will be paid once the assets of the financial institution are liquidated. Currently, it is difficult to predict the length of the liquidation process or if the proceeds from the asset liquidation will be sufficient to recover a portion or all of its funds on deposit. As a result of management’s reassessment of the current status of the liquidation process, which has been delayed in the court system in Mexico, during the three months ended September 30, 2022, the Company recorded an additional provision of $1.6 million; consequently, the Company maintains a valuation allowance of approximately $3.6 million in connection with the balance of deposits held by the financial institution as a result of its closure.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS
Goodwill and the majority of intangible assets on the condensed consolidated balance sheets of the Company were recognized from a prior acquisition. Intangible assets on the condensed consolidated balance sheets of the Company consist of agent relationships, trade name, developed technology and other intangible assets. Agent relationships, trade name and developed technology are all amortized over 15 years using an accelerated method that correlates with the projected realization of the benefit. The agent relationships intangible represents the network of independent sending agents; trade name refers to the Intermex name, branded on all agent locations and well recognized in the market; and developed technology includes the state-of-the-art system that the Company has continued to develop and improve over the past 20 years. Other intangible assets relate to the acquisition of Company-operated stores, which are amortized on a straight line basis over 10 years. The determination of our intangible fair values includes several assumptions that are subject to various risks and uncertainties. Management believes it has made reasonable estimates and judgments concerning these risks and uncertainties, and no impairment charges were determined necessary to be recognized during the three and nine months ended September 30, 2022.

Index

The following table presents the changes in goodwill and intangible assets (in thousands):

	Goodwill	Intangibles
Balance at December 31, 2021	$36,260	$15,392
Acquisition of agent locations	—	225
Amortization expense	—	(3,018)
Balance at September 30, 2022	$36,260	$12,599

Amortization expense related to intangible assets for the remainder of 2022 and thereafter is as follows (in thousands):

2022	$1,008
2023	3,024
2024	2,305
2025	1,752
2026	1,332
Thereafter	3,178
$12,599

NOTE 6 – LEASES
To conduct certain of our operations, the Company is a party to leases for office space, warehouses and Company-operated store locations. Our leases have remaining terms of up to 8.9 years, some of which include options to renew and extend the lease. We presently intend to exercise certain of the extension options available to us and for purposes of computing the right-of-use assets and lease liabilities required by ASC 842, we have incorporated the options to renew that are reasonably certain of exercise by us.

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

The presentation of right-of-use assets and lease liabilities in the condensed consolidated balance sheet is as follows (in thousands):

Leases	Classification	September 30, 2022
Assets
Right-of-use assets	Other assets(1)	$3,186
Total leased assets		$3,186

Liabilities
Current
Operating	Accrued and other liabilities	$1,273
Noncurrent
Operating	Lease liabilities	1,525
Total Lease liabilities		$2,798
(1) Operating right of-use assets are recorded net of accumulated amortization of $1.5 million as of September 30, 2022.

Index

Lease expense for the three and nine months ended September 30, 2022, was as follows (in thousands):

		Three Months Ended	Nine Months Ended
Lease Cost	Classification	September 30, 2022	September 30, 2022
Operating lease cost	Other selling, general and administrative expenses	$632	$1,631

Rent expense for the three and nine months ended September 30, 2021 was $0.6 million and $1.8 million, respectively, which is included in other selling, general and administrative expenses in the condensed consolidated statements of income and comprehensive income.

As of September 30, 2022, the Company’s weighted-average remaining lease terms on its operating leases is 2.5 years, and the Company’s weighted-average discount rate is 2.84%, which is the Company’s incremental borrowing rate. The Company used its incremental borrowing rate for all leases, as none of the Company’s lease agreements provide a readily determinable implicit rate.

Lease Payments

Future minimum lease payments for assets under non-cancelable operating lease agreements with original terms of more than one year for the remainder of 2022 and thereafter are as follows (in thousands):

2022	$430
2023	996
2024	519
2025	411
2026	277
Thereafter	312
Total lease payments	2,945
Less: Imputed interest	(147)
Present value of lease liabilities	$2,798

NOTE 7 – WIRE TRANSFERS AND MONEY ORDERS PAYABLE, NET
Wire transfers and money orders payable, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Wire transfers payable, net	$33,981	$20,744
Customer voided wires payable	20,654	16,895
Money orders payable	19,809	18,427
	$74,444	$56,066

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

Index
NOTE 8 – ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Commissions payable to sending agents	$17,243	$16,303
Accrued salaries and benefits	4,200	4,892
Accrued bank charges	1,412	1,371
Accrued legal fees	176	422
Accrued other professional fees	1,316	1,619
Accrued taxes	1,355	4,908
Lease liabilities, current portion	1,273	—
Deferred revenue loyalty program	4,090	3,391
Other	1,158	854
	$32,223	$33,760

The following table shows the changes in the deferred revenue loyalty program liability (in thousands):

Balance, December 31, 2021	$3,391
Revenue deferred during the period	2,184
Revenue recognized during the period	(1,485)
Balance, September 30, 2022	$4,090

NOTE 9 – DEBT
Debt consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Revolving credit facility	$43,000	$—
Term loan facility	82,031	85,313
	125,031	85,313
Less: Current portion of long-term debt (1)	(4,429)	(3,882)
Less: Debt origination costs	(1,849)	(2,220)
	$118,753	$79,211
(1)Current portion of long-term debt is net of debt origination costs of approximately $0.5 million both at September 30, 2022 and December 31, 2021.

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

Index
The unamortized portion of debt origination costs totaled approximately $3.5 million and $4.5 million at September 30, 2022 and December 31, 2021, respectively. Amortization of debt origination costs is included as a component of interest expense in the condensed consolidated statements of income and comprehensive income and amounted to approximately $0.2 million for both the three months ended September 30, 2022 and 2021, and $0.8 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively.

At the election of the Company, interest on the term loan facility and revolving credit facility under the A&R Credit Agreement is determined by reference to either LIBOR (subject to replacement) or a “base rate”, in each case plus an applicable margin ranging between 2.50% and 3.00% per annum for LIBOR loans and between 1.50% and 2.00% per annum for base rate loans depending on the level of our consolidated leverage ratio, as calculated pursuant to the terms of the A&R Credit Agreement. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum. The effective interest rates for the nine months ended September 30, 2022 for the term loan facility and revolving credit facility were 4.18% and 0.80%, respectively.

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

In addition, the A&R Credit Agreement generally restricts the payment of dividends or cash distributions by the Company with certain exceptions, including the following: i) to repurchase the Company’s common stock from current or former employees in an aggregate amount of up to $10.0 million per calendar year, and ii) other restricted payments in an aggregate amount not to exceed $40.0 million plus the Available Amount (as defined in the A&R Credit Agreement). Through September 30, 2022 and as described in Note 12, the Company funded repurchases of shares of the Company’s common stock in an aggregate amount of $40.0 million plus the Available Amount.

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

Index
the revolving credit facility would approximate face value given the payment schedule and interest rate structure, which approximates current market interest rates.

NOTE 11 – SHARE-BASED COMPENSATION
International Money Express, Inc. Omnibus Equity Compensation Plans

The International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (the “2020 Plan”) provides for the granting of stock-based incentive awards, including stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) to employees and independent directors of the Company. There are 3.7 million shares of the Company’s common stock approved for issuance under the 2020 Plan, which includes 0.4 million shares that were previously subject to awards granted under the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (the “2018 Plan” and together with the 2020 Plan, the “Plans”). Although awards remain outstanding under the 2018 Plan, which was terminated effective June 26, 2020, no additional awards may be granted under the 2018 Plan. As of September 30, 2022, 2.6 million shares remained available for future awards under the 2020 Plan.

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

Share-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The stock options issued under the Plans have 10-year terms and generally vest in four equal annual installments beginning one year after the date of the grant. The Company recognized compensation expense for stock options of approximately $0.1 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively, and $1.2 million and $1.8 million for the nine months ended September 30, 2022 and 2021, respectively, which are included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. As of September 30, 2022, unrecognized compensation expense related to stock options of approximately $0.9 million is expected to be recognized over a weighted-average period of 1.3 years.

A summary of stock option activity under the Plans during the nine months ended September 30, 2022 is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2021	1,898,687	$11.24	7.11	$4.17
Granted	—	$—		$—
Exercised	(1,018,137)	$10.51		$3.70
Forfeited	(114,500)	$14.68		$6.72
Outstanding at September 30, 2022	766,050	$11.71	6.57	$4.42

Exercisable at September 30, 2022	577,925	$11.05	6.27	$4.00

Restricted Stock Units

The RSUs granted under the Plans to the Company’s employees generally vest in four equal annual installments beginning one year after the date of the grant, while RSUs issued to the Company’s independent directors vest on the one-year anniversary from the grant date. The Company recognized compensation expense for RSUs of approximately $0.5 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, and $1.3 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively, which are included in salaries and benefits in the condensed consolidated statements of income and comprehensive income.

Index
As of September 30, 2022, unrecognized compensation expense related to RSUs of approximately $4.6 million is expected to be recognized over a weighted-average period of 1.8 years.

A summary of RSU activity during the nine months ended September 30, 2022 is presented below:

	Number of RSUs	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2021	231,934	$14.99
Granted	216,426	$17.47
Vested	(68,689)	$14.95
Forfeited	(40,104)	$15.69
Outstanding (nonvested) at September 30, 2022	339,567	$16.50

Share Awards

The Lead Independent Director and Chairs of the Committees of the Board of Directors are granted, in aggregate, $64.0 thousand in awards of fully vested shares of the Company’s common stock, payable on a quarterly basis at the end of each quarter in payment of fees earned in such capacities; effective in the third quarter of 2022 this amount was increased to $80.5 thousand. During the three and nine months ended September 30, 2022, 782 and 2,560 fully vested shares, respectively, were granted to the Lead Independent Director and Chairs of the Committees of the Board of Directors resulting in compensation expense of $20.1 thousand and $52.1 thousand, respectively, recorded and included in salaries and benefits in the condensed consolidated statements of income and comprehensive income.

Restricted Stock Awards

The RSAs issued under the Plans to the Company’s employees generally vest in four equal annual installments beginning one year after the date of grant. The Company recognized compensation expense for RSAs granted of $0.2 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $0.5 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively, which are included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. As of September 30, 2022, there was $2.0 million of unrecognized compensation expense related to RSAs, which is expected to be recognized over a weighted-average period of 2.0 years.

A summary of RSA activity during the nine months ended September 30, 2022 is presented below:

	Number of RSAs	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2021	88,215	$14.17
Granted	93,400	$16.06
Vested	(22,053)	$14.17
Forfeited	—	$—
Outstanding (nonvested) at September 30, 2022	159,562	$15.28

Performance Stock Units

PSUs granted to the Company’s employees generally vest subject to attainment of performance criteria during the service period established by the Compensation Committee. Each PSU represents the right to receive one share of common stock, and the actual number of shares issuable upon vesting is determined based upon performance compared to financial performance targets. The PSUs vest based on the achievement of certain revenue or adjusted earnings per share parameters for a period of two years combined with a service period of three years. Compensation cost is recognized over the requisite service period when it is probable that the performance condition will be satisfied. During the third quarter of 2022, the Company reassessed the probability of vesting for PSU awards and determined that it was probable that a higher performance target will be achieved. Therefore, the Company recognized a cumulative catch-up adjustment of approximately $1.1 million as additional compensation expense for the three months ended September 30, 2022.

The Company recognized compensation expense for PSUs of $1.8 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and $2.5 million and $0.5 million for the nine months ended September 30, 2022 and 2021, respectively, which are included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. As of September 30,

Index
2022, there was $4.4 million of unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted-average period of 1.8 years.

A summary of PSU activity during the nine months ended September 30, 2022 is presented below:

	Number of PSUs	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2021	171,500	9.17	$14.17
Granted	131,224		$21.45
Vested	—		$—
Forfeited	—		$—
Outstanding (nonvested) at September 30, 2022	302,724	8.88	$17.33

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

The Company accounts for purchases of treasury stock under the cost method. Any direct costs incurred to acquire treasury stock are considered stock issue costs and added to the cost of the treasury stock. On August 9, 2022, the Company entered into an agreement with SPC Intermex, LP, a related party, for the purchase of 1,172,485 shares of the Company’s common stock for a total purchase price of $27.6 million, in a privately-negotiated transaction. During the three and nine months ended September 30, 2022, including the shares previously mentioned, the Company purchased 1,287,714 shares and 2,015,615 shares, respectively, for an aggregate purchase price of $30.1 million and $43.7 million, respectively. During both the three and nine months ended September 30, 2021, the Company purchased 70,440 shares for an aggregate purchase price of $1.2 million. As of September 30, 2022, there was $18.3 million available for future share repurchases under the Repurchase Program. The share repurchases under the Repurchase Program and the privately negotiated transaction totaled $49.3 million through September 30, 2022.

NOTE 13 – EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income for the period by the weighted-average number of common shares outstanding for the period. In computing dilutive earnings per share, basic earnings per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards, including common stock options, RSUs, RSAs and PSUs.

Below are basic and diluted earnings per share for the periods indicated (in thousands, except for share data):

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income for basic and diluted earnings per common share	$16,626	$11,507	$44,264	$33,711

Shares:
Weighted-average common shares outstanding – basic	37,390,632	38,647,931	37,999,709	38,441,767
Effect of dilutive securities:
RSUs	136,602	66,964	103,526	44,843
Stock options	559,556	539,111	607,535	548,371
RSAs	270,203	25,199	149,888	11,336
PSUs	68,875	56,846	46,625	25,305
Weighted-average common shares outstanding – diluted	38,425,868	39,336,051	38,907,283	39,071,622

Earnings per common share – basic	$0.44	$0.30	$1.16	$0.88
Earnings per common share – diluted	$0.43	$0.29	$1.14	$0.86

As of September 30, 2022, there were 12.5 thousand stock options and 15.1 thousand RSUs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.

As of September 30, 2021, there were 0.4 million stock options excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.

As discussed in Note 12, the Company repurchased 1,287,714 shares and 2,015,615 shares of treasury stock for $30.1 million and $43.7 million in the three and nine months ended September 30, 2022, respectively. The effect of these repurchases on the Company’s weighted-average shares outstanding for the three and nine months ended September 30, 2022 was a reduction of 1,278,044 shares and 525,131 shares, respectively, due to the timing of the repurchases.

NOTE 14 – INCOME TAXES
A reconciliation between the income tax provision at the U.S. statutory tax rate and the Company’s income tax provision on the condensed consolidated statements of income and comprehensive income is below (in thousands, except for tax rates):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income before income taxes	$19,280	$15,136	$57,534	$45,316
U.S statutory tax rate	21%	21%	21%	21%
Income tax expense at statutory rate	4,049	3,179	12,082	9,516

State tax expense, net of federal benefit	1,199	736	3,552	2,409
Foreign tax rates different from U.S. statutory rate	38	8	83	48
Non-deductible expenses	236	74	592	210
Stock compensation	(2,890)	(368)	(2,952)	(578)
Other	22	—	(87)	—
Total income tax provision	$2,654	$3,629	$13,270	$11,605

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

Index
Our income tax provision includes the expected benefit of all deferred tax assets, including our net operating loss carryforwards. With few exceptions, our net operating loss carryforwards will expire from 2029 through 2038. After consideration of all evidence, both positive and negative, management has determined that no valuation allowance is required at September 30, 2022 on the Company’s U.S. federal or state deferred tax assets; however, a valuation allowance has been recorded at September 30, 2022 on deferred tax assets associated with Canadian net operating loss carryforwards.

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

Regulatory Requirements

Pursuant to applicable licensing laws, certain domestic subsidiaries of the Company are required to maintain minimum tangible net worth and liquid assets (eligible securities) to cover the amount outstanding of wire transfers and money orders payable. As of September 30, 2022, the Company’s subsidiaries were in compliance with these two requirements.

NOTE 16 – SUBSEQUENT EVENTS
On November 1, 2022 (the “Closing Date”), the Company finalized the previously announced acquisition of 100% of the issued and outstanding stock of La Nacional (see Note 1) (the “Acquisition”). La Nacional maintains a significant presence in the Northeast region of the U.S., which complements the Company's current business in the region and expands the Company's market share in the Dominican Republic.

The consideration paid by the Company in connection with the Acquisition was $42.3 million in cash, subject to customary purchase price adjustments. The Company may also pay up to an additional $2.4 million in cash based on the achievement of specified financial performance targets as well as operating performance milestones during 2023. The Company incurred $0.3 million and $0.5 million of acquisition-related costs in the three and nine months ended September 30, 2022, respectively, which are included in other selling, general and administrative expenses on the condensed consolidated statements of income and comprehensive income.

As of the date of these condensed consolidated financial statements, due to the recent closing of the Acquisition, the initial accounting for the Acquisition is incomplete, including a preliminary allocation of the consideration transferred to the fair value of the assets acquired and liabilities assumed. In addition, due to the timing of the Acquisition, the income tax considerations of this transaction have not been fully determined.

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

Our money remittance services enable consumers to send funds through our broad network of locations in the United States and Canada that are primarily operated by third-party businesses, as well as through our Company-operated stores. Transactions are processed and payment is collected by our agent (“sending agent(s)”) and those funds become available for pickup by the beneficiary at the designated destination, usually within minutes, at any Intermex payer location (“paying agent(s)”). We refer to our sending agents and our paying agents collectively as agents. In addition, our services are offered digitally through Intermexonline.com and via Internet-enabled mobile devices. For the nine months ended September 30, 2022, we have grown our agent network by approximately 7.1%. For the nine months ended September 30, 2022, principal amount sent increased by approximately 22.2% to $15.2 billion, as compared to the same period in 2021 and total remittances processed were approximately 34.1 million, representing an increase of approximately 17.8%, as compared to the same period in 2021.

COVID-19 Update
The coronavirus (“COVID-19”) pandemic that started in 2020 has had and continues to have a significant effect on economic conditions in the United States of America (“United States” or “U.S.”), as the efforts of federal, state, local and foreign governments to react to the public health crisis with mitigation measures has created, and to a certain degree continues to cause, significant uncertainties in the U.S. and global economy, particularly as a result of the emergence of new variants and sub-variants of COVID-19. Public health officials and medical professionals have warned that COVID-19 resurgences may continue to occur due to a variety of factors, including the extent of economic activity, social interaction, vaccination rates and the emergence of potent variants. It is unclear if and when resurgences will occur or how long any resurgence will last, how severe it will be, and what safety measures governments and businesses will impose in response.

In response to the pandemic, we continue to prioritize taking appropriate actions to protect the health and safety of our employees. We have adjusted standard operating procedures within our business operations to ensure continued worker safety, and are continually monitoring evolving health guidelines and responding to changes as appropriate. These procedures include reconfiguring facilities to reduce employee density, expanded and more frequent cleaning within facilities, implementation of appropriate distancing programs and requiring use of certain personal protective equipment at our call centers in Mexico and Guatemala. As of September 30, 2022, all of our facilities are open and operating with adjustments to ensure compliance with social distancing and facial covering recommendations and requirements established by state and local regulations.

Although certain measures that restrict the normal course of operations of businesses and consumers were still in place for the three and nine months ended September 30, 2022, such measures did not have a material adverse effect on the Company’s financial condition, results of operations and cash flows for the three and nine months ended September 30, 2022. Notwithstanding the foregoing, the Company’s business is dependent upon the willingness and ability of its employees, network of agents and consumers to conduct money transfer services and the ultimate effects of the economic disruption caused by the pandemic and responses thereto. Although the Company’s operations continued effectively despite social distancing and other measures taken in response to the pandemic, the ultimate impact of the COVID-19 pandemic on our financial condition, results of operations and cash flows is subject to future developments, including the duration of the pandemic and the related extent of its severity, as well as its impact on the economic conditions, particularly the level of unemployment of our customers, inflation (including changes in wages) and governmental efforts to restrain inflation, interest rate levels and foreign exchange volatility, all of which remain uncertain and cannot be predicted at this time along with any potential material adverse effect on its financial condition, results of operations and cash flows.

Acquisition of La Nacional and LAN Holdings
On March 16, 2022, the Company entered into a definitive purchase agreement to acquire Envios de Valores La Nacional Corp. (“La Nacional”) and LAN Holdings, Corp. (“LAN Holdings”), which either directly or indirectly operate as money remittance companies in the United States, Canada and certain countries in Europe. On November 1, 2022, the Company entered into an Amended and Restated Stock Purchase Agreement to allow the parties to close on the acquisition of La Nacional effective November 1, 2022 and to close on the acquisition of LAN Holdings at a later date following receipt of pending regulatory approvals. See Note 16 in Item 1 Financial Statements for additional information regarding the closing of the acquisition of La Nacional on November 1, 2022. The acquisition of LAN Holdings is expected to close late in the fourth quarter of 2022 or early 2023. The Company expects the integration of La Nacional and LAN Holdings to be completed in the four quarters following the closing of the respective transactions. Once La Nacional and LAN Holdings are fully integrated, the Company continues to expect the combined entities to contribute approximately $70.0 million to $80.0 million a year in revenues with an Adjusted EBITDA margin in the range of 9% to 11%. A quantitative reconciliation of projected Adjusted EBITDA margin to the most comparable GAAP measure is not available without unreasonable efforts because of the inherent difficulty in forecasting and quantifying the amounts necessary under GAAP guidance for operating or other adjusted items including, without limitation, integration costs and expenses, amortization of intangible assets and depreciation, which may be significant and difficult to project with a reasonable degree of accuracy, as the allocation of the purchase price to intangible assets and to property and equipment has not yet been performed, tax effects of certain adjustments and other items related to the acquisition.

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

•economic factors such as inflation, the level of economic activity and labor market conditions, as well as rising interest rates;

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

Index
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

Worldwide political and economic conditions continue to exhibit instability, as evidenced by high unemployment rates in key Latin American markets, restricted lending activity, higher inflation and foreign currencies volatility and low consumer confidence, some of which reflect the impact of the COVID-19 pandemic, supply chain disruptions, among other economic and market factors. Specifically, continued political and economic unrest in Mexico, Guatemala and some countries in South America contributed to volatility. Our business has generally been resilient during times of economic instability as money remittances are essential to many recipients, with the funds used by the receiving parties for their daily needs; however, long-term sustained appreciation of the Mexican peso or Guatemalan quetzal as compared to the U.S. dollar could negatively affect our revenues and profitability.

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

The market for money remittance services is very competitive. Our competitors include a small number of large money remittance providers, financial institutions, banks and a large number of small niche money remittance service providers that serve select regions. We compete with larger companies, such as Western Union, MoneyGram and Euronet, and a number of other smaller money services business (“MSB”) entities. We generally compete for money remittance agents on the basis of value, service, quality, technical and operational differences, commission structure and marketing efforts. As a philosophy, we sell credible solutions to our sending agents, not discounts or higher commissions, as is typical for the industry. We compete for money remittance customers on the basis of trust, convenience, service, efficiency of outlets, value, technology and brand recognition.

We have encountered and continue to expect to encounter increasing competition as new electronic platforms emerge that enable consumers to send and receive money through a variety of channels, but we do not expect adoption rates to be as significant in the near

Index
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

We will remain an “emerging growth company” until the earlier of (1) the earliest of the last day of the fiscal year (a) following January 19, 2022, the fifth anniversary of us becoming a publicly-traded company, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. As of June 30, 2022, the market value of our common stock that is held by non-affiliates approximated $674.0 million. The Company will no longer be considered an emerging growth company effective December 31, 2022, as we reached the fifth anniversary of becoming a publicly-traded company.

How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are revenues, service charges from agents and banks, salaries and benefits, other selling, general and administrative expenses and net income. To help us assess our performance with these key indicators, we primarily use Adjusted Net Income, Adjusted Earnings per Share and Adjusted EBITDA as non-GAAP financial measures. We believe these non-GAAP measures provide useful information to investors and expanded insight to measure our revenue and cost performance as a supplement to our U.S. GAAP consolidated financial statements. See the “Adjusted Net Income and Adjusted Earnings per Share” and “Adjusted EBITDA” sections below for reconciliations of these non-GAAP financial measures to net income and earnings per share, our closest GAAP measures.

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

Salaries and Benefits

Salaries and benefits include cash and share-based compensation associated with our corporate employees and sales team as well as employees at our Company-operated stores. Corporate employees include management, customer service, compliance, information technology, operations, finance, legal and human resources. Our sales team, located throughout the United States and Canada, is focused on supporting and growing our sending agent network. Share-based compensation is primarily recognized as an expense on a straight-line

Index
basis over the requisite service period; unrecognized compensation expense related to stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) of approximately $12.0 million is expected to be recognized over a weighted-average period of 1.79 years.

Other Selling, General and Administrative

General and administrative expenses primarily consist of fixed overhead expenses associated with our operations, such as information technology, telecommunications, rent, insurance, professional services, non-income or indirect taxes, facilities maintenance, provision for credit losses and other similar types of operating expenses. A portion of these expenses relate to our Company-operated stores; however, the majority relate to the overall business and compliance requirements of a regulated publicly traded financial services company. Selling expenses include expenses such as advertising and promotion, shipping, supplies and other expenses associated with serving and increasing our network of agents.

Depreciation and Amortization

Depreciation and amortization largely consists of depreciation of computer equipment and amortization of software that supports our technology platform. In addition, it includes amortization of intangible assets primarily related to our agent relationships, trade name and developed technology.

Non-Operating Expenses
Interest Expense

Interest expense consists primarily of interest associated with our debt, which consists of a term loan facility and a revolving credit facility. The effective interest rates for the nine months ended September 30, 2022 for the term loan facility and revolving credit facility, were 4.18% and 0.80%, respectively.

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

Earnings per Share
Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding for each period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares and common share equivalents outstanding for each period. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of RSUs, RSAs and PSUs have vested, using the treasury stock method. Shares of treasury stock are not considered outstanding and therefore are excluded from the weighted-average number of common shares outstanding calculation.

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

Index
Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share data)	2022	2021	2022	2021
Revenues:
Wire transfer and money order fees, net	$120,718	$104,191	$336,340	$284,409
Foreign exchange gain, net	18,851	15,643	52,719	45,347
Other income	1,198	873	3,309	2,275
Total revenues	140,767	120,707	392,368	332,031

Operating expenses:
Service charges from agents and banks	93,658	81,416	262,717	222,654
Salaries and benefits	13,853	10,859	36,911	30,909
Other selling, general and administrative expenses	10,232	9,966	24,964	22,549
Depreciation and amortization	2,278	2,362	6,712	7,041
Total operating expenses	120,021	104,603	331,304	283,153

Operating income	20,746	16,104	61,064	48,878

Interest expense	1,466	968	3,530	3,562

Income before income taxes	19,280	15,136	57,534	45,316

Income tax provision	2,654	3,629	13,270	11,605

Net income	$16,626	$11,507	$44,264	$33,711

Earnings per common share:
Basic	$0.44	$0.30	$1.16	$0.88
Diluted	$0.43	$0.29	$1.14	$0.86

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Revenues
Revenues for the above periods are presented below:

($ in thousands)	Three Months Ended September 30, 2022	% of Revenues	Three Months Ended September 30, 2021	% of Revenues
Revenues:
Wire transfer and money order fees, net	$120,718	86%	$104,191	86%
Foreign exchange gain, net	18,851	13%	15,643	13%
Other income	1,198	1%	873	1%
Total revenues	$140,767	100%	$120,707	100%

Wire transfer and money order fees, net of $120.7 million for the three months ended September 30, 2022 increased by $16.5 million, or 15.9%, from $104.2 million for the three months ended September 30, 2021. The increase was primarily due to a 16.0% increase in transaction volume in the third quarter of 2022 compared to the third quarter of 2021, largely due to the continued growth in our agent network, which increased by 8.8% from September 2021 to September 2022.

Index

Revenues from foreign exchange gain, net of $18.9 million for the three months ended September 30, 2022 increased by $3.3 million, or 20.5%, from $15.6 million for the three months ended September 30, 2021. This increase was primarily due to higher transaction volume achieved by growth in our agent network and a higher average amount sent by consumers, as well as increased foreign exchange volatility in the Mexican peso and Guatemalan quetzal during the quarter ended September 30, 2022.

Operating Expenses
Operating expenses for the above periods are presented below:

($ in thousands)	Three Months Ended September 30, 2022	% of Revenues	Three Months Ended September 30, 2021	% of Revenues
Operating expenses:
Service charges from agents and banks	$93,658	67%	$81,416	67%
Salaries and benefits	13,853	10%	10,859	9%
Other selling, general and administrative expenses	10,232	7%	9,966	8%
Depreciation and amortization	2,278	2%	2,362	2%
Total operating expenses	$120,021	86%	$104,603	87%

Service charges from agents and banks — Service charges from agents and banks were $93.7 million for the three months ended September 30, 2022 compared to $81.4 million for the three months ended September 30, 2021. The increase of $12.3 million, or 15.0%, was primarily due to the increase in transaction volume described above.

Salaries and benefits — Salaries and benefits of $13.9 million for the three months ended September 30, 2022 increased by $3.0 million, or 27.6%, from $10.9 million for the three months ended September 30, 2021. The increase is primarily due to $1.4 million spent in talent acquisition and retention, as well as increased wages and bonuses to recognize performance and to support the continued growth of our business, a $1.5 million increase in share-based compensation as a result of new awards granted in the three months ended September 30, 2022 and updated probability of vesting of performance stock units, and a $0.1 million increase in commission expense for our sales representatives.

Other selling, general and administrative expenses — Other selling, general and administrative expenses of $10.2 million for the three months ended September 30, 2022 increased by $0.2 million, or 2.7%, from $10.0 million for the three months ended September 30, 2021.

The increase was primarily the result of:

•$0.6 million - higher audit related and professional fees to support our internal audit and compliance functions;
•$0.5 million - higher travel costs, primarily of our sales force, to support our business growth and expansion;
•$0.3 million - higher facilities and rent expenses for scheduled maintenance and contracted lease rate increases to support our business growth; and
•$0.3 million - higher IT related expenses incurred to sustain our business expansion and to improve our technology environment.

These increases were partially offset by:

•$0.9 million - lower loss on disposal of assets, as the three months ended September 30, 2021 included a $1.0 million impairment charge that did not reoccur in the three months ended September 30, 2022;
•$0.4 million - related to a decrease in the valuation allowance on deposits frozen at certain closed financial institutions in Mexico. The provisions amounted to $1.6 million and $2.0 million in September 2022 and 2021, respectively; and
•$0.2 million - in lower advertising and promotion expenses, primarily as a result of higher co-branding investment by some of our paying agents in the third quarter of 2022.

Depreciation and amortization — Depreciation and amortization of $2.3 million for the three months ended September 30, 2022 decreased by $0.1 million from $2.4 million for the three months ended September 30, 2021. The variance is the result of a decrease of approximately $0.3 million in amortization related to our trade name, developed technology and agent relationships during the third quarter of 2022, as these intangibles are being amortized on an accelerated basis, which declines over time, which was partially offset by an increase of $0.2 million in depreciation associated primarily with additional computer equipment acquired to support our growing business and sending agent network.

Index
Non-Operating Expenses
Interest expense — Interest expense of $1.5 million for the three months ended September 30, 2022 increased by $0.5 million, or 51.5%, from $1.0 million for the three months ended September 30, 2021. The increase was primarily due to higher market interest rates and higher drawings under our revolving credit facility.

Income tax provision — Income tax provision was $2.7 million for the three months ended September 30, 2022, which represents a decrease of $0.9 million from an income tax provision of $3.6 million for the three months ended September 30, 2021. The decrease in the income tax provision was mainly attributable to a tax windfall from deductible stock-compensation as a result of stock option exercises, partially offset by higher taxable income resulting from higher revenues from our growth.

Net Income
We reported Net Income of $16.6 million for the three months ended September 30, 2022 compared to Net Income of $11.5 million for the three months ended September 30, 2021, which resulted in an increase of $5.1 million, or 44.5%, due to the same factors discussed above.

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

Adjusted Net Income for the three months ended September 30, 2022 was $20.7 million, representing an increase of $5.0 million, or 32.3%, from Adjusted Net Income of $15.7 million for the three months ended September 30, 2021. The increase in Adjusted Net Income was primarily due to the increase in Net Income discussed above.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted Net Income:

	Three Months Ended September 30,
(in thousands, except for per share data)	2022	2021
Net Income	$16,626	$11,507
Adjusted for:
Share-based compensation (a)	2,625	1,112
Loss on bank closure (b)	1,583	2,000
Transaction costs (c)	258	—
Other charges and expenses (d)	301	1,300
Amortization of intangibles (e)	972	1,264
Income tax benefit related to adjustments (f)	(1,632)	(1,514)
Adjusted Net Income	$20,733	$15,669

Adjusted Earnings per Share
Basic	$0.55	$0.41
Diluted	$0.54	$0.40

Weighted-average common shares outstanding
Basic	37,390,632	38,647,931
Diluted	38,425,868	39,336,051

(a)Represents share-based compensation relating to equity awards granted to employees and independent directors of the Company.
(b)Represents losses related to the closure of a financial institution in Mexico during 2021.
(c)Represents primarily professional and legal fees related to business acquisition transactions.
(d)Represents primarily loss on disposal of fixed assets, including a write-off of software development expenditures in an amount of $1.0 million during the three months ended September 30, 2021 (none in 2022) and foreign currency (gains) losses.
(e)Represents the amortization of intangible assets that resulted from business acquisition transactions.
(f)Represents the current and deferred tax impact of the taxable adjustments to Net Income using the Company’s blended federal and state tax rate for each period. Relevant tax-deductible adjustments include all adjustments to Net Income.

Adjusted Earnings per Share - Basic for the three months ended September 30, 2022 was $0.55, representing an increase of $0.14, or 34.1%, compared to $0.41 for the three months ended September 30, 2021.

Adjusted Earnings per Share - Diluted for the three months ended September 30, 2022 was $0.54, representing an increase of $0.14, or 35.0%, compared to $0.40 for the three months ended September 30, 2021.

Index
The following table presents the reconciliation of GAAP Earnings per Share, our closest GAAP measure, to Adjusted Earnings per Share:

	Three Months Ended September 30,
	2022		2021
	Basic	Diluted	Basic	Diluted
GAAP Earnings per Share	$0.44	$0.43	$0.30	$0.29
Adjusted for:
Share-based compensation	0.07	0.07	0.03	0.03
Loss on bank closure	0.04	0.04	0.05	0.05
Transaction costs	0.01	0.01	—	—
Other charges and expenses	0.01	0.01	0.03	0.03
Amortization of intangibles	0.03	0.03	0.03	0.03
Income tax benefit related to adjustments	(0.04)	(0.04)	(0.04)	(0.04)
Adjusted Earnings per Share	$0.55	$0.54	$0.41	$0.40

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

Adjusted EBITDA for the three months ended September 30, 2022 was $27.8 million, representing an increase of $4.9 million, or 21.5%, from $22.9 million for the three months ended September 30, 2021. The increase in Adjusted EBITDA was primarily due to the increase in Net Income discussed above and the higher net effect of the adjusting items detailed in the table below.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted EBITDA:

	Three Months Ended September 30,
(in thousands)	2022	2021
Net Income	$16,626	$11,507
Adjusted for:
Interest expense	1,466	968
Income tax provision	2,654	3,629
Depreciation and amortization	2,278	2,362
EBITDA	23,024	18,466
Share-based compensation (a)	2,625	1,112
Loss on bank closure (b)	1,583	2,000
Transaction costs (c)	258	—
Other charges and expenses (d)	301	1,300
Adjusted EBITDA	$27,791	$22,878

(a)Represents share-based compensation relating to equity awards granted to employees and independent directors of the Company.
(b)Represents losses related to the closure of a financial institution in Mexico during 2021.
(c)Represents primarily professional and legal fees related to business acquisition transactions.
(d)Represents primarily loss on disposal of fixed assets, including a write-off of software development expenditures in an amount of $1.0 million during the three months ended September 30, 2021 (none in 2022) and foreign currency (gains) losses.

Index
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Revenues
Revenues for the above periods are presented below:

($ in thousands)	Nine Months Ended September 30, 2022	% of Revenues	Nine Months Ended September 30, 2021	% of Revenues
Revenues:
Wire transfer and money order fees, net	$336,340	86%	$284,409	86%
Foreign exchange gain, net	52,719	13%	45,347	13%
Other income	3,309	1%	2,275	1%
Total revenues	$392,368	100%	$332,031	100%

Wire transfer and money order fees, net of $336.3 million for the nine months ended September 30, 2022 increased by $51.9 million, or 18.3%, from $284.4 million for the nine months ended September 30, 2021. The increase was primarily due to a 17.8% increase in transaction volume in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, largely due to the continued growth in our agent network, which increased by 8.8% from September 2021 to September 2022.

Revenues from foreign exchange gain, net of $52.7 million for the nine months ended September 30, 2022 increased by $7.4 million, or 16.3%, from $45.3 million for the nine months ended September 30, 2021. This increase was primarily due to higher transaction volume achieved by growth in our agent network and a higher average amount sent by consumers, as well as increased foreign exchange volatility in the Mexican peso and Guatemalan quetzal during the nine months ended September 30, 2022.

Operating Expenses
Operating expenses for the above periods are presented below:

($ in thousands)	Nine Months Ended September 30, 2022	% of Revenues	Nine Months Ended September 30, 2021	% of Revenues
Operating expenses:
Service charges from agents and banks	$262,717	67%	$222,654	67%
Salaries and benefits	36,911	9%	30,909	9%
Other selling, general and administrative expenses	24,964	6%	22,549	7%
Depreciation and amortization	6,712	2%	7,041	2%
Total operating expenses	$331,304	84%	$283,153	85%

Service charges from agents and banks — Service charges from agents and banks were $262.7 million for the nine months ended September 30, 2022 compared to $222.7 million for the nine months ended September 30, 2021. The increase of $40.0 million, or 18.0%, was primarily due to the increase in transaction volume described above.

Salaries and benefits — Salaries and benefits of $36.9 million for the nine months ended September 30, 2022 increased by $6.0 million, or 19.4%, from $30.9 million for the nine months ended September 30, 2021. The increase is primarily due to $4.1 million spent in talent acquisition and retention, as well as increased wages and bonuses to recognize performance and to support the continued growth of our business and a $2.2 million increase in share-based compensation as a result of new awards granted throughout 2022 and updated probability of vesting of performance stock units, offset by a $0.3 million decrease in commission expense for our sales representatives.

Other selling, general and administrative expenses — Other selling, general and administrative expenses of $25.0 million for the nine months ended September 30, 2022 increased by $2.5 million, or 10.7%, from $22.5 million for the nine months ended September 30, 2021.

The increase was primarily the result of:

•$1.3 million - higher IT related expenses incurred to sustain our business expansion and to improve our technology environment;
•$1.0 million - increase in provision for credit losses due to higher net write-offs of accounts receivable during the nine months ended September 30, 2022 compared to the same period in 2021, primarily as a result of sending agents that were not able to pay in accordance with the original terms and are, accordingly, subject to our normal collection procedures;

Index
•$0.9 million - higher travel costs, primarily of our sales force, to support or business growth and expansion;
•$0.7 million - higher audit related and professional fees to support our internal audit and compliance functions;
•$0.6 million - higher facilities and rent expenses for scheduled maintenance and contracted lease rate increases to support our business growth;
•$0.5 million - transaction costs associated with business acquisitions; and
•$0.3 million - higher shipping costs due to deployment of equipment for new and existing agents.

These increases were partially offset by:

•$0.9 million - in lower advertising and promotion expenses, primarily as a result of higher co-branding investment by some of our paying agents during 2022;
•$0.7 million - lower loss on disposal of assets, as the nine months ended September 30, 2021 included a $1.0 million impairment charge that did not reoccur in the nine months ended September 30, 2022;
•$0.8 million - refund of state business and occupancy (“B&O”) tax for the state of Washington; and
•$0.4 million - related to an increase in the valuation allowance on deposits frozen at certain closed financial institutions in Mexico. The provisions amounted to $1.6 million and $2.0 million in September 2022 and 2021, respectively.

Depreciation and amortization — Depreciation and amortization of $6.7 million for the nine months ended September 30, 2022 decreased by $0.3 million from $7.0 million for the nine months ended September 30, 2021. This decrease is mainly due to approximately $0.9 million less amortization related to our trade name, developed technology and agent relationships during the nine months ended September 30, 2022, as these intangibles are being amortized on an accelerated basis, which declines over time. This decrease was partially offset by an increase in depreciation associated primarily with additional computer equipment acquired to support our growing business and sending agent network.

Non-Operating Expenses
Interest expense — Interest expense of $3.5 million for the nine months ended September 30, 2022 remained the same as the nine months ended September 30, 2021 as the savings due to a lower benchmark rate negotiated in 2021 were offset by higher market interest rates prevailing in 2022.

Income tax provision — Income tax provision was $13.3 million for the nine months ended September 30, 2022, which represents an increase of $1.7 million from an income tax provision of $11.6 million for the nine months ended September 30, 2021. The increase in the income tax provision was mainly attributable to higher taxable income resulting from higher revenues from our growth offset by a tax windfall from deductible stock-compensation as a result of stock option exercises.

Net Income
We reported Net Income of $44.3 million for the nine months ended September 30, 2022 compared to Net Income of $33.7 million for the nine months ended September 30, 2021, which resulted in an increase of $10.6 million, or 31.3%, due to the same factors discussed above.

Non-GAAP Financial Measures

Adjusted Net Income and Adjusted Earnings per Share
Adjusted Net Income (previously defined and used as described above) for the nine months ended September 30, 2022 was $52.4 million, representing an increase of $10.8 million, or 25.9%, from Adjusted Net Income of $41.6 million for the nine months ended September 30, 2021. The increase in Adjusted Net Income was primarily due to the increase in Net Income discussed above.

Index
The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted Net Income:

	Nine Months Ended September 30,
(in thousands, except for per share data)	2022	2021
Net Income	$44,264	$33,711
Adjusted for:
Share-based compensation (a)	5,558	3,382
Loss on bank closure (b)	1,583	2,000
Transaction costs (c)	474	—
Other charges and expenses (d)	759	1,593
Amortization of intangibles (e)	2,916	3,789
Income tax benefit related to adjustments (f)	(3,200)	(2,896)
Adjusted Net Income	$52,354	$41,579

Adjusted Earnings per Share
Basic	$1.38	$1.08
Diluted	$1.35	$1.06

Weighted-average common shares outstanding
Basic	37,999,709	38,441,767
Diluted	38,907,283	39,071,622

(a)Represents share-based compensation relating to equity awards granted to employees and independent directors of the Company.
(b)Represents losses related to the closure of a financial institution in Mexico during 2021.
(c)Represents primarily professional and legal fees related to business acquisition transactions.
(d)Represents primarily loss on disposal of fixed assets, including a write-off of software development expenditures in an amount of $1.0 million during the nine months ended September 30, 2021 (none in 2022) and foreign currency (gains) losses.
(e)Represents the amortization of intangible assets that resulted from business acquisition transactions.
(f)Represents the current and deferred tax impact of the taxable adjustments to Net Income using the Company’s blended federal and state tax rate for each period. Relevant tax-deductible adjustments include all adjustments to Net Income.

Adjusted Earnings per Share - Basic for the nine months ended September 30, 2022 was $1.38, representing an increase of $0.30, or 27.8%, compared to $1.08 for the nine months ended September 30, 2021.

Adjusted Earnings per Share - Diluted for the nine months ended September 30, 2022 was $1.35, representing an increase of $0.29, or 27.4%, compared to $1.06 for the nine months ended September 30, 2021.

The following table presents the reconciliation of GAAP Earnings per Share, our closest GAAP measure, to Adjusted Earnings per Share:

	Nine Months Ended September 30,
	2022		2021
	Basic	Diluted	Basic	Diluted
GAAP Earnings per Share	$1.16	$1.14	$0.88	$0.86
Adjusted for:
Share-based compensation	0.15	0.14	0.09	0.09
Loss on bank closure	0.04	0.04	0.05	0.05
Transaction costs	0.01	0.01	—	—
Other charges and expenses	0.02	0.02	0.04	0.04
Amortization of intangibles	0.08	0.07	0.10	0.10
Income tax benefit related to adjustments	(0.08)	(0.08)	(0.08)	(0.07)
Adjusted Earnings per Share	$1.38	$1.35	$1.08	$1.06

Index
The table above may contain slight summation differences due to rounding.

Adjusted EBITDA

Adjusted EBITDA (previously defined and used as described above) for the nine months ended September 30, 2022 was $76.2 million, representing an increase of $13.3 million, or 21.1%, from $62.9 million for the nine months ended September 30, 2021. The increase in Adjusted EBITDA was primarily due to the increase in Net Income discussed above and the higher net effect of the adjusting items detailed in the table below.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted EBITDA:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net Income	$44,264	$33,711
Adjusted for:
Interest expense	3,530	3,562
Income tax provision	13,270	11,605
Depreciation and amortization	6,712	7,041
EBITDA	67,776	55,919
Share-based compensation (a)	5,558	3,382
Loss on bank closure (b)	1,583	2,000
Transaction costs (c)	474	—
Other charges and expenses (d)	759	1,593
Adjusted EBITDA	$76,150	$62,894

(a)Represents share-based compensation relating to equity awards granted to employees and independent directors of the Company.
(b)Represents losses related to the closure of a financial institution in Mexico during 2021.
(c)Represents primarily professional and legal fees related to business acquisition transactions.
(d)Represents primarily loss on disposal of fixed assets, including a write-off of software development expenditures in an amount of $1.0 million during the nine months ended September 30, 2021 (none in 2022) and foreign currency (gains) losses.

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

We have funded and still expect to continue funding our liquidity requirements through internally generated funds, supplemented in the ordinary course, with borrowings under our revolving credit facility. We maintain a strong cash balance position and have access to committed funding sources, which we have used only on a limited and ordinary course basis during the nine months ended September 30, 2022. Therefore, we believe that our current cash position, as well as projected cash flows generated from operations, together with borrowings under our revolving credit facility are sufficient to fund our principal and interest payments, lease expenses, our working capital needs, business acquisitions and our expected capital expenditures for at least the next twelve months.

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

As of September 30, 2022, we had total indebtedness of $125.0 million, consisting of borrowings under the term loan facility and revolving credit facility, excluding debt origination costs of $1.8 million. As of September 30, 2022 there was $43.0 million drawn on the revolving credit facility (none as of December 31, 2021). There were $177.0 million of additional borrowings available under these facilities as of September 30, 2022.

At the election of the Company, interest on the term loan facility and revolving credit facility under the A&R Credit Agreement is determined by reference to either LIBOR (subject to replacement) or a “base rate”, in each case plus an applicable margin ranging between 2.50% and 3.00% per annum for LIBOR loans or between 1.50% and 2.00% per annum for base rate loans depending on the level of our consolidated leverage ratio, as calculated pursuant to the terms of the A&R Credit Agreement. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum. The effective interest rates for the nine months ended September 30, 2022 for the term loan facility and revolving credit facility were 4.18% and 0.80%, respectively. Interest is payable (x)(i) generally on the last day of each interest period selected for LIBOR loans, but in any event, not less frequently than every three months, and (ii) on the last business day of each quarter for base rate loans and (y) at final maturity. The A&R Credit Agreement contains provisions for the replacement of the benchmark for interest rates in light of the cessation of the publication of LIBOR rates.

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

The A&R Credit Agreement contains financial covenants that require the Company to maintain a quarterly minimum fixed charge coverage ratio of 1.25:1.00 and a quarterly maximum consolidated leverage ratio of 3.25:1.00. As of September 30, 2022, we were in compliance with the covenants of the A&R Credit Agreement. The A&R Credit Agreement also contains covenants that limit the Company’s and its subsidiaries’ ability to, among other things, grant liens, incur additional indebtedness, make acquisitions or investments, dispose of certain assets, change the nature of their businesses, enter into certain transactions with affiliates or amend the terms of material indebtedness.

Index

In addition, the A&R Credit Agreement generally restricts the payment of dividends or cash distributions by the Company with certain exceptions, including the following: i) to repurchase the Company’s common stock from current or former employees in an aggregate amount of up to $10.0 million per calendar year, and ii) other restricted payments in an aggregate amount not to exceed $40.0 million plus the Available Amount (as defined in the A&R Credit Agreement). Through September 30, 2022 and in connection with the Repurchase Program and a private repurchase transaction, as described in Note 12, the Company funded repurchases of shares of the Company’s common stock in an aggregate amount of $40.0 million plus the Available Amount.

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

During the nine months ended September 30, 2022, the Company purchased 2,015,615 shares for an aggregate purchase price of $43.7 million. As of September 30, 2022, there were no amounts remaining amount available for future share repurchases under the Repurchase Program. As of September 30, 2022, there were $18.3 million remaining amount available for future share repurchases under the Repurchase Program. The share repurchases under the Repurchase Program and the privately-negotiated transaction totaled $49.3 million through September 30, 2022.

Privately-Negotiated Share Repurchase Transaction

On August 9, 2022, the Company entered into an agreement with SPC Intermex, LP for the purchase of 1,172,485 shares of the Company’s common stock for a total purchase price of $27.6 million, or a per share price of $23.50, in a privately-negotiated transaction.

Operating Leases

We are party to operating leases for office space, warehouses and Company-operated store locations, which we use as part of our day-to-day operations. Operating lease expenses were $0.6 million and $1.6 million for the three and nine months ended September 30, 2022, which we expect to be consistent throughout the year. We have not entered into finance lease commitments. For additional information on operating lease obligations, refer to Note 6, Leases, to the Condensed Consolidated Financial Statements.

Index
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Statement of Cash Flows Data:
Net cash (used in) provided by operating activities	$(9,848)	$60,705
Net cash used in investing activities	(9,380)	(5,523)
Net cash used in financing activities	(7,990)	(4,733)
Effect of exchange rate changes on cash	(204)	(224)
Net (decrease) increase in cash	(27,422)	50,225

Cash, beginning of period	132,474	74,907
Cash, end of period	$105,052	$125,132

Operating Activities
Net cash used in operating activities was $9.8 million for the nine months ended September 30, 2022, a decrease of $70.5 million from net cash provided by operating activities of $60.7 million for the nine months ended September 30, 2021. The decrease is primarily a result of a $83.0 million change in working capital, which varies due to timing of transmittal orders and payments, as well as prefunding of payers primarily during weekends such as it was on September 30, 2022. The changes in working capital were offset by additional cash generated by our operating results for the nine months ended September 30, 2022, resulting from the further growth of the business.

Investing Activities
Net cash used in investing activities was $9.4 million for the nine months ended September 30, 2022, representing an increase of $3.9 million from net cash used in investing activities of $5.5 million for the nine months ended September 30, 2021. This increase was primarily due to higher purchases of computer equipment during the nine months ended September 30, 2022 as a result of the continued expansion of our business, as well as upgrades of equipment used by our sending agent network. In addition, the Company acquired an agent location during the nine months ended September 30, 2022 (none in 2021).

Financing Activities
Net cash used in financing activities was $8.0 million for the nine months ended September 30, 2022, which primarily consisted of $3.3 million in scheduled quarterly payments due on the term loan facility, $43.7 million used for repurchases of common stock and $5.3 million of payments for stock-based awards for shares withheld for tax payments in connection with share-based compensation arrangements, offset by $43.0 of borrowings, net under the revolving credit facility and $1.4 million in proceeds from issuance of stock as a result of the exercise of stock options.

Net cash used in financing activities was $4.7 million for the nine months ended September 30, 2021, which primarily consisted of a $43.1 million repayment on the term loan facility and $2.9 million of debt origination costs in connection with the refinancing of the Company’s previous credit agreement, and a $2.9 million scheduled quarterly payment due on the term loan facility, offset by $40.2 million borrowings in connection with the refinancing of the Company’s previous credit agreement and $3.2 million in proceeds from issuance of stock as a result of the exercise of stock options.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. Our Critical Accounting Policies and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021, for which there were no material changes during the three and nine months ended September 30, 2022, included the following:

•Accounts Receivable and Allowance for Credit Losses
•Goodwill and Intangible Assets
•Income Taxes

Recent Accounting Pronouncements
Refer to Note 1, Business and Accounting Policies, of the Condensed Consolidated Financial Statements for information on recent accounting pronouncements.

Index
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
We manage foreign currency risk through the structure of the business and an active risk management process. One of the methods to settle with our payers in Latin America is entering into foreign exchange tom and spot transactions with local and foreign currency providers (“counterparties”). The foreign currency exposure on our foreign exchange tom and spot transactions is limited by the fact that all transactions are settled within two business days from trade date. Foreign currency fluctuations, however, may negatively affect our average exchange gain per transaction. The Company had open tom and spot foreign exchange contracts for Mexican pesos and Guatemalan quetzales amounting to approximately $58.0 million and $48.6 million at September 30, 2022 and December 31, 2021, respectively.

In addition, included in wire transfers and money orders payable, net in our condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, there are $26.7 million and $17.8 million, respectively, of wires payable denominated in foreign currencies, primarily Mexican pesos and Guatemalan quetzales.

Also, included in prepaid wires, net in our condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, there are $100.2 million and $39.7 million, respectively, of prepaid wires denominated in foreign currencies, primarily Mexican pesos and Guatemalan quetzales.

We are also exposed to changes in currency rates as a result of our investments in foreign operations and revenues generated in currencies other than the U.S. dollar. Revenues and profits generated by international operations will increase or decrease because of changes in foreign currency exchange rates. This foreign currency risk is related primarily to our operations in our foreign subsidiaries. Revenues from our foreign subsidiaries represent less than 1% of our consolidated revenues for the nine months ended September 30, 2022. Therefore, a 10% increase or decrease in these currency rates against the U.S. Dollar would result in a de minimis change to our overall operating results.

The spot and average exchange rates for Mexico, Guatemala and Canada currencies to U.S. dollar are as follows:

	2022		2021
	Spot(1)	Average(2)	Spot(1)	Average(2)
U.S. dollar/Mexico Peso	20.16	20.21	19.89	20.12
U.S. dollar/Guatemala Quetzal	7.86	7.74	7.74	7.73
U.S. dollar/Canadian Dollar	1.37	1.30	1.24	1.25
(1)Spot exchange rates are as of September 30, 2022 and December 31, 2021.
(2)Average exchange rates are for the nine months ended September 30, 2022 and 2021.

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

As of September 30, 2022, we had $125.0 million in outstanding borrowings under the term loan and revolving credit facilities. A hypothetical 1% increase or decrease in the interest rate on our indebtedness as of September 30, 2022 would have increased or decreased cash interest expense on our term loan facility and revolving credit facility by approximately $0.8 million and $0.4 million per annum, respectively.

Index
Credit Risk
We maintain certain cash balances in various U.S. banks, which at times, may exceed federally insured limits. We have not incurred any losses on these accounts. In addition, we maintain various bank accounts in Mexico, Guatemala and Canada, which are not fully insured. During the nine months ended September 30, 2022, we have not incurred any new losses on these accounts. However, during the three months ended September 30, 2022, as a result of management’s reassessment of the current status of the liquidation process of a previously closed financial institution in Mexico, which has been delayed in the court system, the Company recorded an additional provision of $1.6 million on the balance outstanding of deposits frozen at the closed financial institution. To manage our exposure to credit risk with respect to cash balances and other credit risk exposure resulting from our relationships with banks and financial institutions, we regularly review cash concentrations, and we attempt to diversify our cash balances among global financial institutions.

We are also exposed to credit risk related to receivable balances from sending agents. We perform a credit review before each agent signing and conduct ongoing analyses of sending agents and certain other parties we transact with directly. As of September 30, 2022, we also had $3.0 million outstanding of agent advances receivable from sending agents. Most of the agent advances receivable are collateralized by personal guarantees from the sending agents and by assets from their businesses. Due to the COVID-19 pandemic as well as other factors, it is possible we could be adversely affected by credit losses, such as those related to our outstanding agent advances receivable from sending agents. At the date of this report, however, we are not aware of any significant exposure and we continue monitoring our credit risk.

Our provision for credit losses was approximately $2.0 million for the nine months ended September 30, 2022 (0.5% of total revenues) and $1.0 million for the nine months ended September 30, 2021 (0.3% of total revenues). The increase in our provision for credit losses in the nine months ended September 30, 2022 is due to higher write-offs of accounts receivable in 2022 compared to 2021 primarily as a result of sending agents that were not able to pay in accordance with the original terms and are, accordingly, subject to our normal collection procedures.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our Chief Executive Officer and President, and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure as of September 30, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the quarter ended September 30, 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
July 1 through July 31	115,229	$—	115,229	$18,253,402
August 1 through August 31	1,669,058	$23.50	—	$18,253,402
September 1 through September 30	—	$—	—	$18,253,402
Total	1,784,287		115,229

(a)Includes 115,229 shares purchased in July under the Repurchase Program (as defined below) and 496,573 shares withheld for income tax purposes in August 2022, in connection with shares issued under compensation and benefit programs. In addition, in August 2022, the Company repurchased 1,172,485 shares at a price of $23.50 per share in a privately negotiated transaction outside of the Repurchase Program.
(b)On August 18, 2021, the Company’s Board of Directors approved a stock repurchase program (the “Repurchase Program”) that authorizes the Company to purchase up to $40.0 million of outstanding shares of the Company’s common stock. The Repurchase Program does not have an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

Index
ITEM 6. EXHIBITS

Exhibit No.	Document

10.1**	Share Repurchase Agreement, dated August 9, 2022, between International Money Express, Inc. and SPC Intermex, LP (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 10, 2022).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Chief Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Chief Financial Officer

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included with the Exhibit 101 attachments).
*Filed herewith.
** Previously filed.
#    Furnished herewith.

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Money Express, Inc. (Registrant)

Date: November 9, 2022	By:	/s/ Robert Lisy
Robert Lisy
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Andras Bende
Andras Bende
Chief Financial Officer
(Principal Financial Officer)