Form 10-K
period 2022-12-31
International Money Express, Inc.
filed 2023-03-15
CIK 1683695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2022
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

☐	Large accelerated filer	☒	Accelerated filer
☐	Non-accelerated filer	☐	Smaller reporting company
		☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐ (Per SEC guidance, this blank checkbox is included on this cover page but no disclosure with respect thereto shall be made until the adoption and effectiveness of related stock exchange listing standards.)

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐ (Per SEC guidance, this blank checkbox is included on this cover page but no disclosure with respect thereto shall be made until the adoption and effectiveness of related stock exchange listing standards.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒

As of June 30, 2022, the aggregate market value of the voting stock held by non-affiliates was $674,029,446 based on the closing sale price of $20.47 of the common stock as reported on the Nasdaq Capital Market.

As of March 8, 2023, 36,443,840 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding. The registrant has no other class of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive Proxy Statement to be delivered to shareholders in connection with the 2023 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K to the extent stated herein.

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
•factors relating to our business, operations and financial performance, including:
◦our ability to successfully execute, manage, integrate and obtain the anticipated financial benefits of key acquisitions and mergers, including the completed acquisition of Envios de Valores La Nacional Corp. (“La Nacional”) and the pending acquisition of LAN Holdings, Corp. (“LAN Holdings”);
◦economic factors such as inflation, the level of economic activity, recession risks and labor market conditions, as well as rising interest rates;
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
◦cyber-attacks or disruptions to our information technology, computer network systems, data centers and mobile devices apps;
◦our ability to satisfy our debt obligations and remain in compliance with our credit facility requirements;
◦our success in developing and introducing new products, services and infrastructure;
◦consumer confidence in our brands and in consumer money transfers generally;
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

Index
ITEM 1.    BUSINESS
Overview
International Money Express, Inc. (the “Company” or “Intermex”) is a leading omnichannel money remittance services company focused primarily on the United States of America (“United States” or “U.S.”) to Latin America and the Caribbean (“LAC”) corridor, which includes Mexico, Central and South America and the Caribbean. In recent years, we expanded our services to allow remittances to Africa and Asia from the United States and also began offering sending services from Canada to Latin America and Africa. We utilize our proprietary technology to deliver convenient, reliable and value-added services to consumers through a broad network of sending and paying agents. Our remittance services, which include a comprehensive suite of ancillary financial processing solutions and payment services, are available in all 50 states in the U.S., Washington D.C., Puerto Rico and 13 provinces in Canada, where consumers can send money to beneficiaries in 16 LAC countries, eight countries in Africa and two countries in Asia. Our services are accessible in person through over 100,000 independent sending and paying agents and 117 Company-operated stores, as well as online and via Internet-enabled mobile devices. Additionally, our product and service portfolio include online payment options, pre-paid debit cards and direct deposit payroll cards, which may present different cost, demand, regulatory and risk profiles relative to our core money remittance business. In March 2022, we entered into an agreement to acquire La Nacional and LAN Holdings, money remittance companies serving more than 70 countries. In November 2022, we completed the acquisition of La Nacional and we expect to complete the acquisition of LAN Holdings in the second quarter of 2023 subject to the satisfaction of customary closing conditions, including pending regulatory approvals. The acquisition of La Nacional strengthens the Company’s presence in the Dominican Republic and other key markets in Latin America.
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
Our money remittance services enable consumers to send funds through our broad network of locations in the United States and Canada that are primarily operated by third-party businesses, as well as through our Company-operated stores located in the United States. Transactions are processed and payment is collected by our agent (“sending agent(s)”) and those funds become available for pickup by the beneficiary at the designated destination, usually within minutes, at any Intermex payer location (“paying agent(s)”). We refer to our sending agents and our paying agents collectively as agents. In addition, our services are offered digitally through Intermexonline.com and via Internet-enabled mobile devices. Since January 1, 2022 through December 31, 2022, we have grown our agent network by approximately 27.3% and increased our principal amount sent by more than 21.2% to $21.0 billion. In 2022, we processed approximately 47.8 million remittances, representing over 19.2% growth in transactions as compared to 2021.
Our Competitive Strengths
•Primary focus on the LAC corridor. Unlike many of our competitors, who we believe prioritize global reach over growth and profitability, we are focused on a few geographical regions in which there is a concentration of a significant portion of the world’s money remittance volume. We believe the LAC corridor provides an attractive operating environment with significant opportunity for future growth. According to the latest available data published by the World Bank, the LAC corridor continues to be the most rapidly growing remittance corridor in the world.
•Highly scalable, proprietary software platform. We provide our money remittance services utilizing our internally developed proprietary software systems, which we believe enhance the productivity of our network of sending agents, enabling them to quickly, reliably and cost-effectively process remittance transactions. Our proprietary software systems were designed to incorporate real-time compliance functionality, which improves our regulatory compliance and helps to minimize fraud. We have developed a platform that has the capacity to handle traffic well in excess of the number of transactions we currently process. Our money remittance platform has proven reliable, with our 2022 downtime being less than 0.05%.
•Highly selective sending agent recruitment process designed to identify productive long-term partners. We strategically target sending agents for our network only after a metric-based analysis of potential productivity and a thorough vetting process. In our sending agent selection process, we focus on geographic locations that we believe are likely to have high customer volume and demand for our services. By closely monitoring individual sending agent performance and money remittance trends, we can offer our sending agents real-time technical support and marketing assistance to help increase their productivity and remittance volume.

Index
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
•Powerful brand with strong consumer awareness and loyalty in the LAC corridor. We believe we are a leading money remittance provider from the United States to the LAC corridor, processing 21.0% of the aggregate volume of remittances to Mexico according to the latest available data published by the Central Bank of Mexico in 2022 and 29.3% of the aggregate volume of remittances to Guatemala according to the latest available data published by the Central Bank of Guatemala in 2022. We believe that consumers associate the Intermex brand with reliability, strong customer service and the ability to safely and efficiently remit their funds. The information contained in this paragraph is based on “Revenues by Workers’ Remittances” published in the Central Bank of Mexico’s website and “Income from family remittance” published in the Central Bank of Guatemala’s website.
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
•Experienced and proven management team. Our management team consists of financial services industry veterans with a track record of achieving profitable growth. Our team is led by our Chief Executive Officer (“CEO”) and President, Robert Lisy, with a successful 30-plus year track record in the retail financial services and electronic payment processing industry.
Our Growth Strategy
We believe we are well positioned to drive continued growth by executing on the following core strategies either organically or through acquisitions of other entities:
•Expand our market share in our largest corridors. The two largest remittance corridors we serve are the United States to Mexico and United States to Guatemala. According to the latest available data in the World Bank Remittance Matrix, the United States to Mexico remittance continues to be one of the largest in the world. We aim to continue to expand our market share in those states where we are currently well-established and poised for continued profitable growth within those markets via targeted regional penetration. We believe that we can leverage our current customer data to increase repeat customer usage, track and effectively recapture one-time users of our service and improve sending agent productivity to drive growth in these states. We also execute a targeted marketing effort to realize significantly increased market share growth in large states where we are underrepresented.
•Expand our services into new corridors and emerging markets. We believe that there is significant room to grow our business in underserved geographic regions in the LAC corridor where there is demand from customers and agents for our value-added approach to money remittances. Specifically, we are targeting future growth opportunities via new corridors from the United States to other non-Spanish speaking regions, including the Caribbean and other continents. In recent years, we expanded our services to allow remittances to Africa and Asia from the United States and also began offering sending services from Canada to Latin America and Africa. Our acquisition of La Nacional further strengthens our presence in Latin America.

•Continue to grow online and mobile remittance channels. Our money remittance platform currently enables consumers to send funds from the United States to the LAC corridor and Africa through the Internet via Intermexonline.com and on their Internet-enabled mobile devices. We have and continue to make significant investments in enhancing our digital mobile money remittance applications to provide consumers with safe, easy-to-use features for remitting funds. We believe these channels not only expand our potential customer base as digital transaction capabilities become more relevant to LAC corridor consumers but also benefit from secular and demographic trends as consumers continue to migrate to conducting financial transactions online.
•Leverage our technology in the business-to-business market. We believe that our money remittance platform has significant excess capacity. We believe we can leverage this capacity to sell business-to-business solutions to third parties, such as banks and major retailers.

Index
Segments
Our business is organized around one reportable segment that provides money remittance services primarily between the U.S. and Canada to Mexico, Guatemala and other countries in Latin America, Africa and Asia through a network of authorized agents located in various unaffiliated retail establishments and 117 Company-operated stores throughout the U.S. and Canada. This is based on the objectives of the business and how our chief operating decision maker, the CEO and President, monitors operating performance and allocates resources.

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
The majority of our money remittance transactions are generated through our agent network of retail locations and Company-operated stores where the transaction is processed and payment is collected by our sending agent. Those funds become available for pickup by the beneficiary at the designated receiving destination, usually within minutes, at any Intermex payer location. In select countries, the designated recipient may also receive the remitted funds via a deposit directly to the recipient’s bank account, mobile device account or prepaid card. Our locations in the United States and Canada, also referred to as our sending agents, tend to be individual establishments, such as multi-service stores, grocery stores, convenience stores, bodegas and other retail locations. Our payers in LAC countries are referred to as paying agents, and generally consist of large banks and financial institutions or large retail chains. Grupo Elektra, S.A.B. de C.V. (“Elektra”) is our largest paying agent and processes a significant portion of remittances in the LAC corridor. Each of our sending agents and our paying agents are primarily operated by third-party businesses where our money remittance services are offered. Additionally, we operate a number of retail locations in the United States, which we refer to as Company-operated stores and where our money remittance services are available. We also operate subsidiary payer networks in Mexico under the Pago Express brand and in Guatemala under the Intermex brand. These networks contribute payer locations that reach some of the most remote areas in those countries, providing increased convenience to consumers in the United States, Canada, Mexico and Guatemala.
At sending agent locations, consumers may initiate a transaction directly with an agent, or through a direct-dialed telephone conversation from the agent location to our call centers. Many of our sending agents operate in locations that are open outside of traditional banking hours, including nights and weekends. Our sending agents understand the markets that they serve and coordinate with our sales and marketing teams to develop business plans for those markets. We hold promotional events for our sending agents to help familiarize them with the Intermex brand and to incent the agents to promote our services to consumers.
Our money remittance services are also available on the Internet via Intermexonline.com, enabling consumers to send money twenty-four hours a day conveniently from their computer or Internet-enabled mobile device. Those funds can be sent to any of our paying agent locations or to a recipient’s bank account, funding the transaction using debit card, credit card, or through electronic funds transfer processed through the automated clearing house (“ACH”) payment system. Although our internet-based money transmission services have grown significantly in 2022, they still do not constitute a material percentage of the Company’s overall business.
Also, our enhanced digital mobile money remittance application provides consumers with safe, easy-to-use features for remitting funds with a debit or credit card, or ACH transfer. Consumers are able to select a variety of sending methods, including cash pickup at thousands of locations, direct deposit into bank accounts, debit cards, mobile wallets, and home delivery in selected markets.
We maintain call centers in Mexico and Guatemala, providing call center services 365 days per year and customer service in English, French and Spanish, as well as the possibility of service in many of the regional dialects that our customers speak. Our call centers are able to provide customer service for inbound customer calls and have technology available for direct calls from customers at our agent locations in processing remittance transactions.
Cash Management Bank Relationships
We buy and sell a number of global currencies and maintain a network of settlement accounts to facilitate the timely funding of money remittances and foreign exchange trades. Our relationships with clearing, check processing, trading and exchange rate and cash management banks are critical to an efficient and reliable remittance network. We benefit from our strong and long-term relationships with a number of large banks and financial institutions. We maintain strong relationships with a number of other national and regional banking

Index
and financial institutions in the United States, Canada and Latin America. In addition, we have benefited from our long relationship with US Bank, which manages our main operating account, and from strong relationships with PNC Global Transfer, Wells Fargo, Bank of America and KeyBank as our primary banks for exchange rate management with respect to the foreign currencies.
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
Also, our money remittance platform enables consumers to send funds through the Internet via Intermexonline.com and on their Internet-enabled mobile devices and our enhanced digital mobile money remittance application provides consumers with safe, easy-to-use features for remitting funds.
In addition to our money remittance software, digital platform and mobile application, we continue to develop programs and defenses against cyber-attacks. We are fully aligned with the National Institute of Standards and Technology cybersecurity framework, which is a voluntary framework that most companies in the financial services industry follow. We utilize a number of third-party vendors that monitor our systems and inform us of any attempted attacks. Our Chief Information Officer and Chief Information Security Officer report periodically to our board of directors regarding our cybersecurity policies and practices.

In addition to our proprietary and internally developed software systems, we have analytical data that enable us to analyze market trends, performance of market territories, agent performance and consumer habits in real time.
We continually invest in our technology platform that has the capacity to handle traffic well in excess of the number of transactions we currently process. A load balancing configuration between tier-1 datacenters, in addition to failover redundancy, provides uptime performance. Our technology platform has experienced limited downtime, with our 2022 downtime being less than 0.05%.
Our Transaction Processing Engine (“TPE”) allows us to process money remittances reliably and quickly by leveraging a proprietary rules engine to apply granular-level product feature customization. The TPE also leverages real-time risk management algorithms to improve our regulatory compliance and helps to minimize fraud.
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
Intellectual Property
The Intermex brand is critical to our business. In the markets in which we compete, we derive benefit from our brand, as we believe the Intermex brand is recognized for its speed, cost effectiveness and reliability for money remittances throughout the United States, the LAC corridor, Canada and Africa. We use various trademarks and service marks in our business, including, but not limited, to Intermex, International Money Express, IntermexDirect, CheckDirect, La Nacional and Pago Express, some of which are registered in the United States and other countries. In addition, we rely on trade secret protection to protect certain proprietary rights in our information technology. See the section entitled “Information Technology” for more information.
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
Sales and Marketing
The majority of our money remittance transactions are generated through our agent network of retail locations and Company-operated stores where the transaction is processed and payment is collected by our sending agent or store. Sending agent locations include multi-service stores, grocery stores, convenience stores, bodegas and other retail locations. The vast majority of our sending agents are provided access to our proprietary money remittance software systems, while others have access to our combination telephone and fax/tablet set up, which we call telewire, enabling direct access to our call centers for money remittance services. In all of our independent sending agent locations the agent provides the physical infrastructure and staff required to complete the remittances, while we provide the central operating functions, such as transaction processing, settlement, marketing support, compliance training and support, and customer

Index
relationship management. We also maintain 117 Company-operated stores in the United States. We retain customer data, which enables us to increase repeat customer usage, track and effectively recapture one-time users of our service and improve sending agent productivity.
We market our services to consumers in a number of ways, directly and indirectly through our sending agents and paying agents, promotional activities, traditional media and digital advertising, and our loyalty program, which we call “Interpuntos”. This loyalty program offers consumers faster service at our sending agent locations and the ability to earn points with each transaction that are redeemable for rewards, such as reduced transaction fees or more favorable foreign exchange rates.
Our Industry
We are a rapidly growing and leading money remittance service company primarily focused on the United States to the LAC corridor. We utilize our proprietary technology to deliver convenient, reliable and value-added services to consumers through a broad network of sending and paying agents. The two largest remittance corridors we serve are United States to Mexico and United States to Guatemala. According to the latest information available from the World Bank Remittance Matrix, the United States to Mexico remittance corridor was the largest in the world in 2021.
Trends in the cross-border money remittance business tend to correlate to immigration trends, global economic opportunity and related employment levels in certain industries such as construction, information technology, manufacturing, agriculture and hospitality, as well as other service industries.
Worldwide political and economic conditions continue to exhibit instability, as evidenced by high unemployment rates in key Latin American markets, restricted lending activity, higher inflation, volatility in foreign currencies and low consumer confidence, some of which reflect residual effects of the COVID-19 pandemic and supply chain disruptions, among other economic and market factors. Specifically, continued political and economic unrest in Mexico, Guatemala and some countries in South America contributed to volatility. Our business has generally been resilient during times of economic instability as money remittances are essential to many recipients, with the funds used by the receiving parties for their daily needs; however, long-term sustained appreciation of the Mexican peso or Guatemalan quetzal as compared to the U.S. dollar could negatively affect our revenues and profitability.
Another significant trend impacting the money remittance industry is increasing regulation on banks, making it difficult for money remittance companies to have strong banking relationships. Regulations in the United States and elsewhere focus, in part, on cybersecurity and consumer protection. Regulations require money remittance providers, banks and other financial institutions to develop systems to prevent, detect, monitor and report certain transactions. In coming periods, we expect these and future regulatory requirements will continue to result in changes to certain of our business and administrative practices and may result in increased costs.
Government Regulation
As a non-bank financial institution in the United States, we are regulated by the Department of Treasury, the Internal Revenue Service, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”), the Consumer Financial Protection Bureau (“CFPB”), the Department of Banking and Finance of the State of Florida and the equivalent regulatory authorities in all of the other states, the District of Columbia and the Commonwealth of Puerto Rico, in which we hold an operating money transmission license. We are duly registered as a Money Services Business (“MSB”) with FinCEN, the financial intelligence unit of the U.S. Department of the Treasury. We are also subject to a wide range of regulations in the United States and other countries, including: minimum capital or capital adequacy requirements; anti-money laundering laws and regulations; financial services regulations; currency control regulations; anti-bribery laws; money transfer and payment instrument licensing laws; escheatment laws; privacy, data protection and information security laws, such as the Gramm-Leach-Bliley Act (“GLBA”); and consumer disclosure and consumer protection laws, such as the California Consumer Privacy Act (“CCPA”).

Regulators worldwide are exercising heightened supervision of money remittance providers and requiring increased efforts to ensure compliance. Failure to comply with any applicable laws and regulations could result in restrictions on our ability to provide our products and services, as well as the potential imposition of civil fines and possibly criminal penalties, including suspension or cancellation of an affected license. We continually monitor and enhance our compliance programs to stay current and compliant with legal and regulatory changes.

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

Index
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
Anti-money laundering regulations are constantly evolving and vary from country to country. We continuously monitor our compliance with anti-money laundering regulations and implement policies and procedures to stay current with legal requirements. Our money remittance services are primarily offered through third-party agents under contract with us, but we do not directly control these agents. As a MSB, we and our agents are required to establish anti-money laundering compliance programs that include internal policies and controls; a designated compliance officer; employee training and an independent review function. We have developed an anti-money laundering training manual and a program to assist with the education of our agents and employees on the applicable rules and regulations. We also offer in-person and online training as part of our agent compliance training program, engage in various activities to enable agent oversight and have adopted compliance policies that outline key principles of our compliance program to our agents. We have developed a regulatory compliance department, under the direction of our Chief Compliance Officer, whose foremost responsibility is to monitor transactions, detect suspicious activity, maintain financial records and train our employees and agents. An independent third-party consulting firm periodically reviews our policies and procedures to ensure the efficacy of our anti-money laundering and regulatory compliance programs. Key milestones in the compliance processes include: (1) mandatory fields and identification requirements at the time the sending agents initiate a transaction; (2) the sender and receiver are screened against government-required lists (for OFAC and other purposes); (3) before the transaction is sent to the paying agent, it is screened and any flagged exceptions are sent to the compliance unit for investigation and release or rejection; and (4) the transaction is screened for limit restrictions, velocity levels, structuring and identification requirements.
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

Index
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
Our indebtedness bears interest at variable rates, which exposes us to interest rate risk as a result of fluctuations on market interest rate benchmarks.
We continually monitor fraud risk, perform credit reviews before adding agents to our network and conduct periodic credit risk analyses of agents and certain other parties that we transact with directly. For the fiscal year ended December 31, 2022, our provision for credit losses was equal to 0.5% of our total revenues.
Seasonality
We do not experience meaningful seasonality in our business. We may experience, however, increased transaction volume around certain holidays, such as Mother’s Day and the December holidays.
Competition
The market for money remittance services is very competitive. Our competitors include a small number of large money remittance providers, financial institutions and banks as well as a large number of small niche money remittance service providers that serve select regions. We compete with larger companies, such as The Western Union Company (“Western Union”), MoneyGram International, Inc. (“MoneyGram”), Remitly Global, Inc. (“Remitly”) and Euronet Worldwide Inc. (“Euronet”), and a number of other smaller competitors. We generally compete for money remittance agents on the basis of value, service, quality, technical and operational differences, commission, and marketing efforts. As a philosophy, we sell credible solutions to agents, not discounts or higher commissions as is typical for the industry. We compete for money remittance customers on the basis of trust, convenience, service, efficiency of outlets, value,

Index
technology and brand recognition. We believe that our ongoing investments in new products and services will help us to remain competitive in our evolving business environment, given the increasing competition from digital platform providers.
We expect to encounter increasing competition as new technologies emerge that enable customers to send and receive money through a variety of channels, but we do not expect adoption rates to be as significant in the near term for the consumer segment we serve. Regardless, we continue to innovate in the industry by differentiating our money remittance business through programs to foster loyalty among agents as well as consumers and have expanded our channels through which our services are accessed to include online and mobile offerings in preparation for consumer adoption.
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
We value diversity and inclusion and strive to create a work environment where everyone feels valued and devoted to their work. As of December 31, 2022, 98.5% of our U.S. team members identified themselves as racially or ethnically diverse. Also, 63.9% of our U.S. team identified themselves as female. In 2023, we intend to continue to promote greater community involvement through philanthropic and volunteer efforts, with a focus on diversity, community improvement, and STEM programs.
Since 2020, the well-being and health of our employees has remained one of our top priorities, especially in light of the COVID-19 pandemic. We adjusted standard operating procedures within our business operations to ensure continued worker safety.
As of December 31, 2022, we had 571 employees in the United States, all of whom are full-time. We also have 611 employees in Mexico, of whom 262 are full-time, and 60 employees in Guatemala, all of whom are full-time. As of December 31, 2022, 523 of our employees in Mexico were represented by a labor union.
Available Information
The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the “Investor Relations” section of the Company’s website, www.intermexonline.com, as soon as reasonably practical after they are filed with the Securities and Exchange Commission (“SEC”). The SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically with the SEC by the Company. In addition, you may automatically receive email alerts and other information when you enroll your email address by visiting the “Investor Relations” section of our website. We use our website as a channel of distribution for important Company information, including press releases, investor presentations and financial information, which may be accessed by clicking on the Investors Relations section. We may also use our website to expedite public access to time-critical information regarding our Company in advance of or in lieu of distributing a press release or a filing with the SEC disclosing the same information. Therefore, investors should look to the Investor Relations section of our website for important and time-critical information. The content of any website referred to in this document is not incorporated by reference into this document.
Information about our Executive Officers
Set forth below is certain information regarding the Company’s current executive officers as of March 6, 2023:

Name	Age	Position
Robert Lisy	65	Chief Executive Officer, President and Chairman of the Board of Directors
Andras Bende	48	Chief Financial Officer
Joseph Aguilar	61	President and General Manager - Latin America
Randall Nilsen	60	Chief Revenue Officer
Ernesto Luciano	49	General Counsel and Chief Legal Officer
Christopher Hunt	47	Acting Chief Operating Officer

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

Index
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

Randall Nilsen has served as the Chief Revenue Officer of International Money Express, Inc. since 2018. Mr. Nilsen was Intermex’s Chief Revenue Officer from 2015 to 2018. Prior to joining the Company, Mr. Nilsen served as Chief Revenue Officer at Sigue Money Transfer Services (“Sigue”), a global remittance provider from 2011 to 2015 where he was responsible for revenue generation through acquisition and retention of both agents and consumers within North America. Prior to his employment with Sigue, Mr. Nilsen was the Chief Franchise Sales and Operations Officer at Jackson Hewitt from 2008 to 2011. Prior to Jackson Hewitt, Mr. Nilsen was with Western Union from 1987 to 2008 where he held roles with increasing responsibility in sales, marketing and sales planning and was responsible for business units in the U.S., Canada and the U.K. Mr. Nilsen is a graduate of the Executive Management program at the University of California Los Angeles’s Anderson School of Management and holds a bachelor’s degree in Business Finance from Brigham Young University.

Joseph Aguilar joined International Money Express, Inc. in September 2019 as Chief Operating Officer. Effective January 2023, Mr. Aguilar was appointed President and General Manager - Latin America. Prior to joining Intermex, Mr. Aguilar was a senior executive at Sigue Corporation, a money transfer company; starting in 2005 as the Chief Auditor, where he established the Internal Audit function for its U.S. and Mexico Operations. Following several successful audit cycles, he was promoted to Chief Operating Officer, responsible for all operations and technology functions of the global organization. In 2014, Mr. Aguilar was promoted to President of SGS, Ltd. UK, the International Division of Sigue Corporation, with responsibility for all aspects of the business in the EU, Eastern Europe, Africa, Asia and South Asia. Prior to his roles at Sigue Corporation, Mr. Aguilar held senior roles at BBVA Bancomer, California Commerce Bank and Dai-Ichi Kangyo Bank of California. Mr. Aguilar holds a bachelor’s degree in English from University of California at Santa Barbara.

Ernesto Luciano joined International Money Express, Inc. in November 2020 as General Counsel and Chief Compliance Officer and subsequently served as General Counsel and Chief Regulatory Affairs Officer from May 1, 2021 until January 24th, 2022. Effective January 25, 2022, Mr. Luciano was appointed Corporate Secretary, General Counsel and Chief Legal Officer. Prior to joining the Company, Mr. Luciano was the vice president & associate general counsel of Kaplan Higher Education, LLC, an educational program provider, (“Kaplan”) from 2016 to 2020. Prior to his role at Kaplan, Mr. Luciano was general counsel for Verizon Media’s U.S. Hispanic and Latin American division (k/n/a Yahoo!) from 2007 to 2016 and also held senior legal positions with Home Box Office, Inc. (HBO), Gilat Satellite Networks Ltd., and Turner Broadcasting Systems (TBS), among others. Mr. Luciano holds a bachelor’s degree from the State University of New York at Albany and a Juris Doctor (J.D.) from the New England School of Law in Boston, Massachusetts.

Christopher Hunt joined International Money Express, Inc. in March 2021 as Chief Information Officer. Effective January 2023, Mr. Hunt was appointed Acting Chief Operating Officer. Prior to joining the Company, Mr. Hunt was the Chief Technology Officer of Bankers Healthcare Group, a financial services company (“Bankers”), from 2013 to 2021. Prior to his role at Bankers, Mr. Hunt worked at several companies where he held a variety of IT positions with increasing responsibility for all aspects of overall IT strategy, product development, compliance and cybersecurity. Mr. Hunt earned a bachelor’s degree in Business Administration with a major in Decision Information Sciences from the University of Florida in Gainesville, Florida.

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
We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases such as the global COVID-19 pandemic. The COVID-19 pandemic has had and continues to have a significant effect on economic conditions in the United States of America (“United States” or “U.S.”), and to a certain degree continues to cause, significant uncertainties in the U.S. and global economies. Public health officials and medical professionals have warned that COVID-19 resurgences may continue to occur due to a variety of factors, including the extent of economic activity, social interaction, vaccination rates and the emergence of potent variants. It is unclear if and when resurgences will occur or how long any resurgence will last, how severe it will be, and what safety measures governments and businesses will impose in response.
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
Although certain measures that restrict the normal course of operations of businesses and consumers were still in place for the year ended December 31, 2022, such measures did not have a material adverse effect on the Company’s financial condition, results of operations and cash flows for the year ended December 31, 2022. Although the Company’s operations continued effectively despite social distancing and other measures taken in response to the pandemic, our financial condition, results of operations and cash flows remain subject to future developments, including the persistence of the pandemic’s effects on economic conditions, particularly the level of unemployment of our customers, inflation (including changes in wages) and governmental efforts to restrain inflation, interest rate levels and foreign exchange volatility, as well as the possibility of resurgences of the pandemic and the severity of any such resurgence, all of which remain uncertain and cannot be predicted at this time along with any potential material adverse effect on our financial condition, results of operations and cash flows.

If we lose key sending agents, our business with key sending agents is reduced or we are unable to maintain our sending agent network under terms consistent with those currently in place, our business, financial condition and results of operations could be adversely affected.
Most of our revenue is earned through our sending agent network. Sending agents are the persons who interact with consumers and provide them with our money remittance services. If sending agents decide to leave our network, our revenue and profits could be adversely affected. The loss of sending agents may occur for a number of reasons, including competition from other money remittance providers, a sending agent’s dissatisfaction with its relationship with us or the revenue earned from the relationship, or a sending agent’s unwillingness or inability to comply with our standards or legal requirements, including those related to compliance with anti-money laundering regulations, anti-fraud measures or agent monitoring. Sending agents also may generate fewer transactions or reduce locations for reasons unrelated to our relationship with them, including increased competition in their business, general economic conditions, regulatory costs or other reasons. In addition, larger sending agents may demand additional financial concessions, which could increase competitive pressure.

Index
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
Weakness in economic conditions, in both the U.S. and international markets, could adversely affect our business, financial condition and results of operations. We are subject to business cycles and other outside factors, including geopolitical events, natural disasters and other factors, that may negatively affect our business.
Our money remittance business relies in part on the overall strength of economic conditions. Consumer money remittance transactions are affected by, among other things, employment opportunities and overall economic conditions, such as recession, rising inflation and higher market interest rates. Additionally, consumers tend to be employed in industries such as construction, information technology, manufacturing, agriculture, hospitality and certain service industries that tend to be cyclical and are more significantly affected by weak economic conditions than other industries. This may result in reduced job opportunities for consumers in the United States or other countries that are important to our business, which could adversely affect our business, financial condition and results of operations. In addition, increases in employment opportunities may lag other elements of any economic recovery.
If general market and economic conditions in the United States or other countries important to our business were to deteriorate, our business, financial condition and results of operations could be adversely impacted. Our agents may have reduced sales or business as a result of weak economic conditions. As a result, our agents may reduce their number of locations, hours of operation, or cease doing business altogether. If consumer transactions decline due to deteriorating economic conditions, we may be unable to timely and effectively reduce our operating costs or take other actions in response, which could adversely affect our business, financial condition and results of operations. Our employees, agents and consumers in a particular country or region in the world may be negatively affected as a result of a variety of diversions, including: geopolitical events, such as war, the threat of war, or terrorist activity; natural disasters or the effects of climate change (such as drought, flooding, wildfires, increased storm severity, and sea level rise); power shortages or outages; major public health issues, including pandemics (such as COVID-19); and significant local, national or global events capturing the attention of a large part of the population. If any of these, or any other factors, disrupt a country or region where we have a significant workforce, customers or agents, our business could be materially adversely affected. Additionally, economic or political instability, wars, civil unrest, terrorism and natural disasters may make money transfers to, from or within a particular country more difficult. The inability to timely complete money transfers could adversely affect our business.
If consumer confidence in our business or in consumer money remittance providers generally deteriorates, our business, financial condition and results of operations could be adversely affected.
Our business is built on consumer confidence in our brands and our ability to provide convenient, reliable and value-added money remittance services. Erosion in consumer confidence in our business, or in consumer money remittance service providers as a means to transfer money more generally, could adversely impact transaction volumes which would in turn adversely impact our business, financial condition and results of operations.
A number of factors could adversely affect consumer confidence in our business, or in consumer money remittance providers more generally, many of which are beyond our control, and could have an adverse impact on our business, financial condition and results of operations. These factors include:
•the quality of our services and our customer experience, and our ability to meet evolving consumer needs and preferences;

Index
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
•actions by federal, state or foreign regulators that interfere with our ability to remit consumers’ money reliably; for example, attempts to seize money remittance funds, imposition of tariffs or limits on our ability to, or that prohibit us from, remitting money in the corridors in which we operate;
•federal, state or foreign legal requirements, including those that require us to provide consumer or transaction data, and other requirements or to a greater extent than is currently required;
•any interruption or downtime in our systems, including those caused by fire, natural disaster, power loss, telecommunications failure, terrorism, vendor failure, unauthorized entry and computer viruses or disruptions in our workforce; and
•any attack or breach of our computer systems or other data storage facilities resulting in a compromise of personal data.
A significant portion of consumers that use our services are migrants. Consumer advocacy groups or governmental agencies could consider migrants to be disadvantaged and entitled to protection, enhanced consumer disclosure, or other different treatment. If consumer advocacy groups are able to generate widespread support for actions that are detrimental to our business, then our business, financial condition and results of operations could be adversely affected.
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
Acquisitions and integration of new businesses create risks and may affect operating results. Failure to successfully complete or manage strategic transactions can adversely affect our business.
We regularly review our businesses strategy and evaluate potential acquisitions, joint ventures, divestitures, and other strategic transactions. We have acquired and may acquire businesses both inside and outside the United States, such as the acquisition of La

Index
Nacional on November 1, 2022, and the pending acquisition of LAN Holdings expected in 2023. The success of these transactions is dependent upon, among other things, our ability to realize the full extent of the expected returns, benefits, cost savings or synergies as a result of a transaction within the anticipated time frame, or at all, and receipt of necessary consents, clearances and approvals. Acquisitions often involve additional or increased risks including, for example:

•managing the complex process of integrating the acquired company’s employees, products and services, technology and other assets in an effort to realize the projected value of the acquired company and the projected synergies of the acquisition;
•realizing the anticipated financial benefits from these acquisitions and where necessary, improving controls of these acquired businesses (including internal control over financial reporting and disclosure controls and procedures);
•retaining existing customers and attracting new customers;
•maintaining good relations with agents of acquired companies;
•managing geographically separated organizations, systems and facilities;
•managing multi-jurisdictional operating, tax and financing structures or any inefficiencies;
•integrating personnel with diverse business backgrounds and organizational cultures;
•integrating the acquired systems and technologies into our Company;
•complying with regulatory requirements, including those particular to the industry and jurisdiction of the acquired business, and the need to improve regulatory compliance systems and controls;
•obtaining and enforcing intellectual property rights in some foreign countries;
•entering new markets with the services of the acquired businesses; and
•general economic and political conditions, including legal and other barriers to cross-border investment in general, or by United States companies in particular.
Integrating operations could also cause an interruption of, or divert resources from, one or more of our businesses and could result in the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with an acquisition and the integration of the acquired company’s operations could have an adverse effect on our business, financial condition, results of operations, and cash flows. Strategic transactions that are not successfully completed or managed effectively, or our failure to effectively manage the risks associated with such transactions, could result in adverse effects on our business, financial condition and results of operations.

Current and future data privacy and cybersecurity laws and regulations could adversely affect our business, financial condition and results of operations.
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
As the number of jurisdictions enacting privacy and related laws increases and the scope of these laws and enforcement efforts expands, we will increasingly become subject to new and varying requirements. For example, the CCPA requires covered companies to provide California consumers with new disclosures and expands the rights afforded to consumers regarding their data. The costs of compliance with, and other burdens imposed by, the CCPA and similar laws may limit the use and adoption of our products and services and/or require us to incur substantial compliance costs, which could have an adverse impact on our business. In addition, it is anticipated that the California Privacy Rights Act of 2020 (CPRA), effective January 1, 2023, will expand the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of an enforcement action. Other states have also enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, and Utah passed the Consumer Privacy Act, all of which become effective in 2023. Additionally, several states and localities have enacted measures related to the use of artificial intelligence and machine learning in products and services. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years,

Index
which could further complicate compliance efforts. Failure to comply with existing or future data privacy and cybersecurity laws, regulations and requirements, including by reason of inadvertent disclosure of personal information, could result in significant adverse consequences, including reputational harm, civil litigation, regulatory enforcement, costs of remediation, increased expenses for security systems and personnel, harm to our consumers and harm to our agents.

In addition, in connection with regulatory requirements to assist in the prevention of money laundering and terrorist financing and pursuant to legal obligations and authorizations, we make information available to certain U.S. federal and state, as well as certain foreign, government agencies. Periodically, we receive data sharing requests by these agencies, particularly in connection with efforts to prevent terrorist financing, human traffic or reduce the risk of identity theft. During the same period, there has also been increased public attention to the corporate use and disclosure of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer privacy. These regulatory goals may conflict, and the law in these areas is not consistent or settled. While we believe that we are compliant with our regulatory responsibilities, the legal, political and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings or other events could expose us to increased program costs, liability and reputational damage that could have a material and adverse effect on our business, financial condition and results of operations.
Our current risk management and compliance systems may not be able to exhaustively assess or mitigate all risks to which we are exposed from a transaction monitoring perspective.
We are engaged in ongoing efforts to enhance our risk management and compliance policies, procedures and systems to assure compliance with anti-money laundering laws and economic sanctions regulations. We have implemented, and are continuing to implement, policies, procedures and systems designed to address these laws and regulations, including monitoring on an automated and manual basis, the transactions processed through our systems and restricting business involving certain countries or individuals. However, the implementation of such policies, procedures and systems may be subject to human error. Further, we may be exposed to fraud or other misconduct committed by our employees, or other third parties, including but not limited to consumers and agents, or other events that are out of our control. Additionally, our risk management policies, procedures and systems are based upon our experience in the industry, and may not be adequate or effective in managing our future risk exposures or protecting us against unidentified or unanticipated risks, which could be significantly greater than those indicated by our past experience. As a result, we can offer no assurances that these policies, procedures and systems will be adequate to detect or prevent money laundering activity or OFAC violations. If any of these policies, procedures or systems do not operate properly, or are disabled, or are subject to intentional manipulation or inadvertent human error, we could suffer financial loss, a disruption of our business, regulatory intervention or reputational damage.
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
Other illegal or improper uses of our services may include money laundering, terrorist financing, drug trafficking, human trafficking, illegal online gaming, romance and other online scams, illegal sexually-oriented services, prohibited sales of pharmaceuticals, fraudulent sale of goods or services, piracy of software, movies, music and other copyrighted or trademarked goods, unauthorized uses of credit and debit cards or bank accounts and similar misconduct. Users of our services also may encourage, promote, facilitate or instruct others to engage in illegal activities. If the measures we have taken are too restrictive and inadvertently screen proper transactions, this could diminish our customer experience which could harm our business. There is no assurance that the measures we have taken to detect and reduce the risk of this kind of conduct will stop all illegal or improper uses of our services. Our business could be harmed if consumers use our system for illegal or improper purposes.
A breach of security in the systems on which we rely could adversely affect our reputation, business, financial condition and results of operations.
We rely on a variety of technologies to provide security for our systems. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments, including improper acts by third parties, may result in a compromise or breach of the security measures we use to protect our systems. We obtain, transmit and store confidential consumer, employer and agent information in connection with some of our services. These activities are subject to laws and regulations in the United States and other jurisdictions. The requirements imposed by these laws and regulations, which often differ materially among the many jurisdictions, are designed to protect the privacy of personal information and to prevent that information from being inappropriately disclosed. Any security breaches in

Index
our computer networks, databases or facilities could lead to the inappropriate use or disclosure of personal information, which could harm our business, adversely affect consumers’ confidence in our or our agents’ business, result in inquiries and fines or penalties from regulatory or governmental authorities, cause a loss of consumers, damage our reputation and subject us to lawsuits and to potential financial losses. In addition, we may be required to expend significant capital and other resources to protect against these security breaches or to alleviate problems caused by these breaches. Our agents and third-party independent contractors may also experience security breaches involving the storage and transmission of our data as well as the ability to initiate unauthorized transactions. If users gain improper access to our, our agents’ or our third-party independent contractors’ computer networks or databases, they may be able to steal, publish, delete or modify confidential customer information or generate unauthorized money remittances. Such a breach could expose us to monetary liability, losses and legal proceedings, lead to reputational harm, cause a disruption in our operations, or make consumers and agents less confident in our services.
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

Index
A significant portion of our paying agents are concentrated in a few large banks and financial institutions or large retail chains.
A substantial portion of our paying agents are concentrated in a few large banks and financial institutions and large retail chains. Because of the current concentration, if we lose an institution as a paying agent, which could be the result of many factors including, but not limited to, changes in regulation, our business, financial condition and results of operations could be adversely affected. Elektra, our largest paying agent by volume, accounted for approximately 24% of Intermex’s total remittance volume in fiscal year 2022. The loss of Elektra as one of our paying agents could have a material adverse impact on our business and results of operations.
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
We face certain risks in the event of a sustained deterioration of domestic or international financial market liquidity, as well as in the event of sustained deterioration in the liquidity, or failure, of our clearing, cash management and custodial financial institutions. In particular:
•We may be unable to access funds in our deposit accounts and clearing accounts on a timely basis to pay money remittances and make related settlements to agents. Any resulting need to access other sources of liquidity or short-term borrowings would increase our costs. Any delay or inability to pay money remittances or make related settlements with our agents could adversely impact our business, financial condition and results of operations.
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
The banking industry, in light of increased regulatory oversight, is continually examining its business relationships with companies that offer money remittance services and with retail agents that collect and remit cash collected from end consumers. Certain major national and international banks have withdrawn from providing service to money remittance services businesses. Should our existing relationship banks decide to not offer depository services to companies engaged in processing money remittance transactions, or to retail agents that collect and remit cash from end consumers, our ability to complete money remittances, and to administer and collect fees from money remittance transactions, could be adversely affected.
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
We operate in a highly regulated environment, and our business is subject to a wide range of laws and regulations that vary from jurisdiction to jurisdiction. We are also subject to oversight by various governmental agencies, both in the United States and abroad and, in any given year, we are subject to examinations by relevant federal and state agencies. Lawmakers and regulators in the United States in particular have increased their focus on the regulation of the financial services industry. New or modified regulations and increased oversight may have unforeseen or unintended adverse effects on the financial services industry, which could affect our business, financial condition and results of operations.

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

Index
In addition, we are subject to escheatment laws in the United States. We are subject to the laws of various states in the United States which from time to time take inconsistent or conflicting positions regarding the requirements to escheat property to a particular state, making compliance challenging. In some instances, we escheat items to states pursuant to statutory requirements and then subsequently pay those items to consumers. For such amounts, we must file claims for reimbursement from the states.
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
We could be adversely affected by violations of the FCPA or other similar anti-corruption laws.
Our operations around the world, particularly in LAC countries and Africa, are subject to anti-corruption laws and regulations, including restrictions imposed by the U.S. FCPA. The FCPA and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or employees of commercial enterprises for the purpose of obtaining or retaining business, a business advantage or a governmental approval. We operate in parts of the world that are perceived as having higher incidence of corruption and, in certain circumstances, strict compliance with anti-corruption laws may conflict with local customs and practices. Because of the scope and nature of our operations, we experience a higher risk associated with compliance with the FCPA and similar anti-corruption laws than many other companies.

Index
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
A number of our recent and planned business initiatives and expansions of existing businesses may bring us into contact, directly or indirectly, with information, individuals and entities that are not within our traditional customer and agent network and that could expose us to new or enhanced regulatory scrutiny. For example, our offering of services across newer distribution platforms could expose us to increased anti-money laundering, anti-terrorist financing and consumer protection regulations and compliance requirements. Any change in our risk profile stemming from this or any of our other business initiatives could result in increased compliance costs and litigation exposure, which could adversely impact our business, financial condition and results of operations.
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

Index
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
•changes in geopolitical and economic conditions and potential instability in certain regions;
•restrictions on money transfers to, from and between certain countries;
•inability to recruit and retain paying agents and consumers for new corridors;
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
If we are unable to adequately protect our brands and the intellectual property rights related to our existing and any new or enhanced services, or if we infringe on the rights of others, our business, financial condition and results of operations could be adversely affected.
The Intermex brand as well as other brands we operate under are critical to our business. We utilize trademark registrations and other tools to protect our brands. We have not applied for trademark registrations for our name and logo in all geographic markets where we provide services. In those markets where we have applied for trademark registrations, failure to secure those registrations could adversely affect our ability to enforce and defend our trademark rights. Our business would be harmed if we were unable to adequately protect our brands and the value of our brands was to decrease as a result.
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

Index
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
Risks Relating to Our Indebtedness
The Company’s indebtedness may limit our operating flexibility and could adversely affect our business, financial condition and results of operations.
We had approximately $156.9 million of indebtedness as of December 31, 2022, consisting of $80.9 million in outstanding borrowings under the term loan facility and $76.0 million in outstanding borrowings under our revolving credit facility. Our indebtedness, which bears interest at variable rates, could have important consequences to our investors, including, but not limited to:
•increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions;
•requiring the dedication of a substantial portion of our cash flow from operations to servicing debt, including from increased interest rates;
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
Our Amended and Restated Credit Agreement contains covenants that may impair our ability to conduct business.
Our Amended and Restated Credit Agreement (the "A&R Credit Agreement") contains operating covenants and financial covenants that may in each case limit management’s discretion with respect to certain business matters. Among other things, these covenants restrict our and our subsidiaries’ ability to, among other things, grant liens, incur additional indebtedness, make acquisitions or investments, dispose of certain assets, change the nature of their businesses, enter into certain transactions with affiliates, amend the terms of material indebtedness or make certain restricted payments, including the repurchase of shares of our common stock above certain limits. We are required to comply with a minimum fixed charge coverage ratio and a maximum consolidated leverage ratio. As a result of these covenants, we may be limited in how we conduct our business. Failure to comply with such covenants may lead to default and acceleration under our A&R Credit Agreement and may impair our ability to conduct business. We may not be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants, which may result in foreclosure of our assets. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Intermex—Liquidity and Capital Resources” for more information.

Under our A&R Credit Agreement, upon the occurrence of an event of default, we will be unable to continue to borrow funds under the A&R Credit Agreement for so long as an event of default is not remedied or waived. In addition, the lenders will be able to elect to declare all amounts outstanding under the A&R Credit Agreement to be immediately due and payable and terminate all commitments to lend additional funds. If we are unable to repay those amounts, the lenders under the A&R Credit Agreement could proceed to foreclose against our collateral that secures that indebtedness. We have granted the lenders a security interest in substantially all of our assets, including the assets of certain subsidiaries.
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

Index
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
Certain of our directors have relationships with Stella Point Capital (“Stella Point”), an entity affiliated with SPC Intermex LP which is a beneficial owner of shares of our outstanding common stock as of December 31, 2022, which may cause conflicts of interest with respect to our business.
As of the filing date of this Annual Report on Form 10-K, two of our eight directors are affiliated with Stella Point. Stella Point affiliated directors have fiduciary duties to us and, in addition, have duties to their respective funds. As a result, these directors may face

Index
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our leased corporate offices are located in Miami, Florida. We lease five other facilities in Miami, Florida, Denver, Colorado and New York, New York. In addition, as of December 31, 2022, we lease 116 Company-operated stores throughout the United States. Substantially all our facilities are leased. We have two international customer service centers located in Guatemala City, Guatemala and Puebla, Mexico where our employees answer operational questions from agents and customers. Our facilities are used for operational, sales and administrative purposes in support of our business, and are all currently being utilized as intended.

We believe that our properties are sufficient to meet our current and projected business needs. We periodically review our facility requirements and may acquire new facilities, or modify, update, consolidate, dispose of or sublet existing facilities, based on evolving business needs. In December 2022, we entered into a lease agreement, which expires in 2033, for our new headquarters to accommodate our growing workforce. We expect to complete the move to the new headquarters in the second half of 2023 following the completion of leasehold improvements.

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

Reference is made to Note 18 – Commitments and Contingencies in the Consolidated Financial Statements of International Money Express, Inc. contained elsewhere in this Annual Report on Form 10–K for information regarding certain legal proceedings to which we are a party, which information is incorporated by reference herein.

ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

Index
PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for the Company’s Common Stock

Our common stock trades on the Nasdaq Capital Market under the symbol “IMXI”.

As of March 8, 2023, there were 64 holders of record of our common stock.

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

Performance Graph

The Company’s peer group (“Peer Group”) consists of publicly-traded companies that are in the money remittance and payment industries and is composed of the following: MoneyGram, Euronet, Remitly and Western Union. For the year ended December 31, 2022, the Company revised its Peer Group to include other public companies that have increased their participation in the digital money remittance industry segment.

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend-reinvested basis, for (1) the Company’s common stock, (2) the NASDAQ US Benchmark TR Index and (3) our Peer Group, for the period from July 27, 2018 (the first day our common stock was separately traded) through December 31, 2022. The graph assumes the value of the investment in our common stock and each index was $100 on July 27, 2018 and that all dividends were reinvested. The graph plots the value of the initial $100 investment at quarterly intervals for the fiscal years shown. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. Historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG INTERNATIONAL MONEY EXPRESS, INC.,
NASDAQ INDEX AND PEER GROUP INDEX

NOTE: Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

NOTE: Corporate Performance Graph with peer group uses peer group only performance (excludes only Intermex)

The graph is furnished and shall not be deemed “filed” with the SEC or subject to Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities of the Issuer

The following table provides information about repurchases of our common stock during the quarter ended December 31, 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program (c)
October 1 through October 31	441	$26.65	—	$18,253,402
November 1 through November 30	178,559	$20.81	174,585	$14,620,077
December 1 through December 31	290,544	$21.91	290,544	$8,253,419
Total	469,544		465,129

(a)Includes 174,585 and 290,544 shares purchased in November and December 2022, respectively, under the Repurchase Program (as defined below) and 441 and 3,974 shares withheld for income tax purposes in October and November 2022, respectively, in connection with shares issued under compensation and benefit programs.
(b)On August 18, 2021, the Company’s Board of Directors approved a stock repurchase program (the “Repurchase Program”) that authorizes the Company to purchase up to $40.0 million of its outstanding shares. The Repurchase Program does not have an expiration date.
(c)On March 3, 2023 the Board of Directors approved an increase to the Repurchase Program that authorizes the Company to purchase an additional $100.0 million of its outstanding shares.

Index
ITEM 6.    [RESERVED]

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

Overview
We are a leading omnichannel money remittance services company focused primarily on the United States of America (“United States” or “U.S.”) to Latin America and the Caribbean (“LAC”) corridor, which includes Mexico, Central and South America and the Caribbean. In recent years, we expanded our services to allow remittances to Africa and Asia from the United States and also began offering sending services from Canada to Latin America and Africa. We utilize our proprietary technology to deliver convenient, reliable and value-added services to consumers through a broad network of sending and paying agents. Our remittance services, which include a comprehensive suite of ancillary financial processing solutions and payment services, are available in all 50 states in the U.S., Washington D.C., Puerto Rico and 13 provinces in Canada, where consumers can send money to beneficiaries in 16 LAC countries, eight countries in Africa and two countries in Asia. Our services are accessible in person through over 100,000 independent sending and paying agents and 117 Company-operated stores, as well as online and via Internet-enabled mobile devices. Additionally, our product and service portfolio include online payment options, pre-paid debit cards and direct deposit payroll cards, which may present different cost, demand, regulatory and risk profiles relative to our core money remittance business. In March 2022, we entered into an agreement to acquire La Nacional and LAN Holdings, money remittance companies serving more than 70 countries. In November 2022, we completed the acquisition of La Nacional and we expect to complete the acquisition of LAN Holdings in the second quarter of 2023 subject to the satisfaction of customary closing conditions, including pending regulatory approvals. The acquisition of La Nacional strengthens the Company’s presence in the Dominican Republic and other key markets to Latin America.

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
Our money remittance services enable consumers to send funds through our broad network of locations in the United States and Canada that are primarily operated by third-party businesses, as well as through our Company-operated stores located in the United States. Transactions are processed and payment is collected by our agent (“sending agent(s)”) and those funds become available for pickup by the beneficiary at the designated destination, usually within minutes, at any Intermex payer location (“paying agent(s)”). We refer to our sending agents and our paying agents collectively as agents. In addition, our services are offered digitally through Intermexonline.com and via Internet-enabled mobile devices. Since January 1, 2022 through December 31, 2022, we have grown our agent network by approximately 27.3% and increased our principal amount sent by more than 21.2% to $21.0 billion. In 2022, we processed approximately 47.8 million remittances, representing over 19.2% growth in transactions as compared to 2021.

COVID-19 Update
The coronavirus (“COVID-19”) pandemic that started in 2020 has had and continues to have a significant effect on economic conditions in the United States of America (“United States” or “U.S.”), and to a certain degree continues to cause, significant uncertainties in the U.S. and global economy. Public health officials and medical professionals have warned that COVID-19 resurgences may continue to occur due to a variety of factors, including the extent of economic activity, social interaction, vaccination rates and the emergence of

Index
potent variants. It is unclear if and when resurgences will occur or how long any resurgence will last, how severe it will be, and what safety measures governments and businesses will impose in response.

We continue to prioritize taking appropriate actions to protect the health and safety of our employees. We have adjusted standard operating procedures within our business operations to ensure continued worker safety, and are continually monitoring evolving health guidelines and responding to changes as appropriate.

Although certain measures that restrict the normal course of operations of businesses and consumers were still in place for the year ended December 31, 2022, such measures did not have a material adverse effect on the Company’s financial condition, results of operations and cash flows for the year ended December 31, 2022. Although the Company’s operations continued effectively despite social distancing and other measures taken in response to the pandemic, our financial condition, results of operations and cash flows remain subject to future developments, including the persistence of the pandemic’s effects on economic conditions, particularly the level of unemployment of our customers, inflation (including changes in wages) and governmental efforts to restrain inflation, interest rate levels and foreign exchange volatility, as well as the possibility of resurgences of the pandemic and the severity of any such resurgence, all of which remain uncertain and cannot be predicted at this time.

Further quantification and discussion of these pandemic related effects, to the extent relevant and material, are included in the discussion of results of operations below.

Acquisition of La Nacional and LAN Holdings
On March 16, 2022, the Company entered into a definitive purchase agreement to acquire La Nacional and LAN Holdings, which either directly or indirectly operate as money remittance companies in the United States, Canada and certain countries in Europe. On November 1, 2022, we completed the acquisition of La Nacional and we expect to complete the acquisition of LAN Holdings in the second quarter of 2023 subject to the satisfaction of customary closing conditions, including pending regulatory approvals. See Part II, Item 8, Financial Statements and Supplementary Data, Note 3, “Acquisitions” for additional information regarding the completed acquisition of La Nacional and pending acquisition of LAN Holdings.

The Company expects the integration of La Nacional and LAN Holdings to be completed in the four quarters following the closing of the respective transactions. Once La Nacional and LAN Holdings are fully integrated, the Company expects the combined entities to continue to contribute approximately $80.0 million to $90.0 million a year in revenues with an Adjusted EBITDA margin in the range of 9% to 11%. A quantitative reconciliation of projected Adjusted EBITDA margin to the most comparable GAAP measure is not available without unreasonable efforts because of the inherent difficulty in forecasting and quantifying the amounts necessary under GAAP guidance for operating or other adjusted items including, without limitation, integration costs and expenses, amortization of intangible assets and depreciation, which may be significant and difficult to project with a reasonable degree of accuracy, as well as, tax effects of certain adjustments and other items related to the acquisitions.

The “Results of Operations” section below includes the impact of La Nacional for the period of November 2, 2022 through December 31, 2022. See Part II, Item 8, Financial Statements and Supplementary Data, Note 3, “Acquisitions” for additional financial information regarding La Nacional.

A discussion of changes in our results of operations and cash flows from fiscal 2021 to fiscal 2020 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 7, 2022, which is available free of charge on the SEC’s website at www.sec.gov and at www.intermexonline.com, by clicking “Investors” located at the bottom of the page.

Key Factors and Trends Affecting our Business
Various trends and other factors have affected and may continue to affect our business, financial condition and operating results, including, but not limited to:

•the Company’s ability to successfully execute, manage, integrate and obtain the anticipated financial benefits of key acquisitions and mergers, including the completed acquisition of La Nacional and pending acquisition of LAN Holdings;
•economic factors such as inflation, the level of economic activity, recession risks and labor market conditions, as well as rising interest rates;
•public health conditions, including the COVID-19 pandemic, responses thereto and the economic and market effects thereof;
•competition in the markets in which we operate;

Index
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
•new technology or competitors that disrupt the current ecosystem, including the introduction of new digital platforms;
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
•international political factors, political stability, tariffs, border taxes or restrictions on remittances or transfers out of the United States and Canada;
•currency restrictions and volatility in countries in which we operate or plan to operate;
•consumer fraud and other risks relating to the authenticity of customers’ orders;
•changes in immigration laws and their enforcement;
•our ability to protect our brands and intellectual property rights;
•weakness in U.S. or international economic conditions;
•changes in tax laws; and
•our ability to recruit and retain key personnel.

Worldwide political and economic conditions continue to exhibit instability, as evidenced by high unemployment rates in key Latin American markets, restricted lending activity, higher inflation, volatility in foreign currencies and low consumer confidence, some of which reflect the residual effects of the COVID-19 pandemic, supply chain disruptions, among other economic and market factors. Specifically, continued political and economic unrest in Mexico, Guatemala and some countries in South America contributed to volatility. Our business has generally been resilient during times of economic instability as money remittances are essential to many recipients, with the funds used by the receiving parties for their daily needs; however, long-term sustained appreciation of the Mexican peso or Guatemalan quetzal as compared to the U.S. dollar could negatively affect our revenues and profitability.

Money remittance businesses have continued to be subject to strict legal and regulatory requirements, and we continue to focus on and regularly review our compliance programs. In connection with these reviews, and in light of regulatory complexity and heightened attention of governmental and regulatory authorities related to cybersecurity and compliance activities, we have made, and continue to make, enhancements to our processes and systems designed to detect and prevent cyber-attacks, consumer fraud, money laundering, terrorist financing and other illicit activities, along with enhancements to improve consumer protection, including the Dodd-Frank Act and similar regulations outside the United States. In coming periods, we expect these and future regulatory requirements will continue to result in changes to certain of our business and administrative practices and may result in increased costs.
We maintain a compliance department, the responsibility of which is to monitor transactions, detect and report suspicious activity, maintain appropriate records and train our employees and agents. An independent third-party periodically reviews our policies and procedures and performs independent testing to assess the effectiveness of our anti-money laundering and Bank Secrecy Act compliance program. We also maintain a regulatory affairs and licensing department, under the direction of our Chief Compliance Officer.
The market for money remittance services is very competitive. Our competitors include a small number of large money remittance providers, financial institutions, banks and a large number of small niche money remittance service providers that serve select regions. We compete with larger companies, such as Western Union, MoneyGram, Remitly and Euronet, and a number of other smaller money services business (“MSB”) entities. We generally compete for money remittance agents on the basis of value, service, quality, technical and operational differences, commission structure and marketing efforts. As a philosophy, we sell credible solutions to our sending agents, not discounts or higher commissions, as is typical for the industry. We compete for money remittance customers on the basis of trust, convenience, service, efficiency of outlets, value, enhanced technology and brand recognition.
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
Effective December 31, 2022, we are no longer considered an emerging growth company, as we reached the fifth anniversary of becoming a publicly-traded company.

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

Salaries and Benefits

Salaries and benefits include cash and share-based compensation associated with our corporate employees and sales team as well as employees at our Company-operated stores. Corporate employees include management, customer service, compliance, information technology, operations, finance, legal and human resources. Our sales team, located throughout the United States and Canada, is focused on supporting and growing our sending agent network. Share-based compensation is primarily recognized as an expense on a straight-line basis over the requisite service period; unrecognized compensation expense related to stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) of approximately $10.2 million is expected to be recognized over a weighted-average period of 1.66 years.

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

Transaction Costs

We incurred transaction costs associated with the acquisitions of La Nacional and LAN Holdings. These costs included all internal and external costs directly related to the transaction, consisting primarily of legal, consulting, accounting and advisory fees and certain incentive bonuses. Due to their significance, they are presented separately in our consolidated statements of income and comprehensive income. See Note 3 to the consolidated financial statements.

Index
Depreciation and Amortization

Depreciation and amortization largely consists of depreciation of computer equipment and amortization of software that supports our technology platform. In addition, it includes amortization of intangible assets primarily related to our agent relationships, trade names and developed technology.

Non-Operating Expenses
Interest Expense
Interest expense consists primarily of interest associated with our debt, which consists of a term loan facility and a revolving credit facility. The effective average interest rates for the year ended December 31, 2022 for the term loan facility and revolving credit facility, which related to the Company’s previous credit agreement and Credit Agreement (as defined herein), were 4.87% and 1.04%, respectively.

Income tax provision
Our income tax provision includes the expected benefit of all deferred tax assets, including our net operating loss carryforwards. With few exceptions, our net operating loss carryforwards will expire from 2029 through 2042. After consideration of all evidence, both positive and negative, management has determined that no valuation allowance is required at December 31, 2022 on the Company’s U.S. federal or state deferred tax assets; however, a valuation allowance has been recorded as of December 31, 2022 on deferred tax assets associated with Canadian net operating loss carryforwards. Our income tax provision reflects the effects of state taxes, non-deductible expenses, share-based compensation expense, and foreign tax rates applicable to the Company’s foreign subsidiaries that are higher or lower than the U.S. statutory rate.

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

Segments
Our business is organized around one reportable segment that provides money transmittal services between the United States and Canada to Mexico, Guatemala and other countries in Latin America, Africa and Asia through a network of authorized agents located in various unaffiliated retail establishments and 117 Company-operated stores throughout the United States and Canada. This is based on the objectives of the business and how our chief operating decision maker, the CEO and President, monitors operating performance and allocates resources.

Index
Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

	Year Ended December 31,
(in thousands, except for share data)	2022	2021	2020
Revenues:
Wire transfer and money order fees, net	$469,162	$393,241	$307,909
Foreign exchange gain, net	72,920	62,832	46,763
Other income	4,723	3,133	2,537
Total revenues	546,805	459,206	357,209

Operating expenses:
Service charges from agents and banks	364,804	307,458	238,597
Salaries and benefits	52,224	43,065	32,831
Other selling, general and administrative expenses	34,394	30,334	22,086
Transaction costs	3,005	1,006	—
Depreciation and amortization	9,470	9,491	10,828
Total operating expenses	463,897	391,354	304,342

Operating income	82,908	67,852	52,867

Interest expense	5,629	4,537	6,566

Income before income taxes	77,279	63,315	46,301

Income tax provision	19,948	16,472	12,517

Net income	$57,331	$46,843	$33,784

Earnings per common share:
Basic	$1.52	$1.22	$0.89
Diluted	$1.48	$1.20	$0.88

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
Revenues
Revenues for the above periods are presented below:

	Year Ended December 31,
($ in thousands)	2022	% of Revenues	2021	% of Revenues
Revenues:
Wire transfer and money order fees, net	$469,162	86%	$393,241	85%
Foreign exchange gain, net	72,920	13%	62,832	14%
Other income	4,723	1%	3,133	1%
Total revenues	$546,805	100%	$459,206	100%
Wire transfer and money order fees, net of $469.2 million, for the year ended December 31, 2022 increased by $76.0 million, or 19.3%, from $393.2 million for the year ended December 31, 2021. This increase was primarily due to a 19.2% increase in transaction

Index
volume compared to the year ended December 31, 2021, largely due to the continued growth in our agent network, which increased by 6.0% from December 2021 to December 2022, excluding the agents added as part of La Nacional acquisition.

Revenues from foreign exchange gain, net of $72.9 million for the year ended December 31, 2022, increased by $10.1 million, or 16.1%, from $62.8 million for the year ended December 31, 2021. This increase was primarily due to higher transaction volume achieved by growth in our agent network and a higher average amount sent by consumers, as well as, increased foreign exchange volatility in the Mexican peso during the year.

Other income of $4.7 million for the year ended December 31, 2022 increased by $1.6 million or 50.8% from $3.1 million for the year ended December 31, 2021, primarily due to higher volume of checks processed by our sending agents as well as higher maintenance fees on money transfers pending to be refunded to consumers.

Operating Expenses
Operating expenses for the above periods are presented below:

	Year Ended December 31,
($ in thousands)	2022	% of Revenues	2021	% of Revenues
Operating expenses:
Service charges from agents and banks	$364,804	67%	$307,458	67%
Salaries and benefits	52,224	10%	43,065	9%
Other selling, general and administrative expenses	34,394	6%	30,334	7%
Transaction costs	3,005	1%	1,006	NM
Depreciation and amortization	9,470	2%	9,491	2%
Total operating expenses	$463,897	85%	$391,354	85%

NM - Amounts rounds to less than 1%.

Service charges from agents and banks— Service charges from agents and banks were $364.8 million for the year ended December 31, 2022 compared to $307.5 million for the year ended December 31, 2021. The increase of $57.3 million, or 18.7%, was primarily due to the increase in transaction volume described above.

Salaries and benefits— Salaries and benefits were $52.2 million for the year ended December 31, 2022, an increase of $9.1 million, or 21.3%, from $43.1 million for the year ended December 31, 2021. The increase was primarily due to $4.7 million spent in talent acquisition and retention to support the continued growth of our business, increased wages and bonuses to recognize performance, $2.4 million and $0.2 million in wages and commissions expense, respectively, attributed to the La Nacional workforce, and a $2.5 million increase in share-based compensation as a result of new awards granted in 2022 and updated probability of vesting of PSUs, offset by a $0.7 million decrease in commission expense for our sales representatives, other than those added with the acquisition of La Nacional.

Other selling, general and administrative expenses— Other selling, general and administrative expenses of $34.4 million for the year ended December 31, 2022 increased by $4.1 million, or 13.4%, from $30.3 million for the year ended December 31, 2021.

The increase was primarily the result of:

•$2.1 million - higher IT related expenses incurred to sustain our business expansion and to improve our technology environment;
•$1.8 million - higher facilities and rent expenses for scheduled maintenance and contracted lease rate increases to support our business growth as well as related operating expenses in connection with the 80 corporate stores acquired through La Nacional;
•$1.0 million - increase in provision for credit losses due to higher net write-offs of accounts receivable during the year ended December 31, 2022 compared to the same period in 2021, primarily as a result of sending agents that were not able to pay in accordance with the original terms and are, accordingly, subject to our normal collection procedures;
•$1.0 million - higher travel costs, primarily of our sales force, to support or business growth and expansion;
•$0.9 million - higher audit related and professional fees to support our internal audit and compliance functions;
•$0.4 million - higher shipping costs due to deployment of equipment for new and existing agents.

These increases were partially offset by:

•$1.4 million - in lower advertising and promotion expenses, primarily as a result of higher co-branding investment by some of our paying agents during 2022;

Index
•$0.8 million - refund of state business and occupancy tax from the state of Washington;
•$0.6 million - lower loss on disposal of assets, as the year ended December 31, 2021 included a $1.0 million impairment charge that did not reoccur in the year ended December 31, 2022; and
•$0.4 million - related to a lower provision recorded on deposits frozen at certain closed financial institutions in Mexico in 2022 compared to fiscal year 2021. The provision amounted to $1.6 million and $2.0 million for the years ended December 31, 2022 and 2021, respectively.

Transaction Costs— Transaction Costs of $3.0 million and $1.0 million for the years ended December 31, 2022 and 2021, respectively, relate primarily to financial advisory fees as well as other professional fees and legal fees incurred in connection with acquisitions. Transaction costs for the year ended December 31, 2022 related to the La Nacional and LAN Holdings acquisitions, while transaction costs for the year ended December 31, 2021 relate to costs incurred in connection with potential acquisitions during that period, including La Nacional and LAN Holdings.

Depreciation and amortization— Depreciation and amortization of $9.5 million for the year ended December 31, 2022 remained consistent with $9.5 million for the year ended December 31, 2021. This is mainly due to $0.9 million less amortization related to trade names, developed technology and agent relationships during the year ended December 31, 2022 as these intangibles are being amortized on an accelerated basis, which declines over time, offset by an increase in depreciation of $0.9 million associated primarily with additional computer equipment to support our growing business and agent network.

Non-Operating Expenses
Interest expense— Interest expense was $5.6 million for the year ended December 31, 2022, an increase of $1.1 million, or 24.1%, from $4.5 million for the year ended December 31, 2021. The increase was primarily due to higher market interest rates paid under our A&R Credit Agreement (as described below), as well as higher drawings under our revolving credit facility primarily during the fourth quarter of 2022.

Income tax provision— Income tax provision was $19.9 million for the year ended December 31, 2022, an increase of $3.4 million, or 21.1%, from an income tax provision of $16.5 million for the year ended December 31, 2021. The increase in the income tax provision was mainly attributable to higher taxable income resulting from our growth described above, partially offset by a tax benefit from deductible stock-compensation as a result of stock option exercises.

Net Income
We reported net income of $57.3 million for the year ended December 31, 2022 compared to net income of $46.8 million for the year ended December 31, 2021, which resulted in an increase of $10.5 million due to the same factors discussed above.

Earnings Per Share
Earnings per Share - Basic for the year ended December 31, 2022 was $1.52, representing an increase of $0.30, or 24.6%, compared to $1.22 for the year ended December 31, 2021.

Earnings per Share - Diluted for the year ended December 31, 2022 was $1.48, representing an increase of $0.28, or 23.3%, compared to $1.20 for the year ended December 31, 2021.

The increase in both basic and diluted EPS largely reflect the increased net income discussed above and the effect of a reduced share count.

Non-GAAP Financial Measures
We use Adjusted Net Income, Adjusted Earnings per Share and Adjusted EBITDA to evaluate our performance, both internally and as compared with our peers, because these measures exclude certain items that may not be indicative of our core operating results, as well as items that can vary widely among companies within our industry. For example, non-cash compensation costs can be subject to volatility from changes in the market price per share of our common stock or variations in the value and number of shares granted, and amortization of intangible assets is subject to business acquisition activities, which varies from period to period.

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

Index
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

Adjusted Net Income for the year ended December 31, 2022 was $69.9 million, representing an increase of $12.4 million, or 21.6%, from Adjusted Net Income of $57.5 million for the year ended December 31, 2021. The increase in Adjusted Net Income was primarily due to the increase in net income discussed above and the impact of certain adjusting items detailed in the table below.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted Net Income:

Index

	Year Ended December 31,
(in thousands, except for share data)	2022	2021

Net Income	$57,331	$46,843

Adjusted for:
Share-based compensation (a)	7,118	4,601
Loss on bank closure (b)	1,583	2,000
Transaction costs (c)	3,005	1,006
Other charges and expenses (d)	1,141	1,705
Amortization of intangibles (e)	4,102	5,052
Income tax benefit related to adjustments (f)	(4,376)	(3,738)
Adjusted Net Income	$69,904	$57,469

Adjusted Earnings per share
Basic	$1.85	$1.49
Diluted	$1.81	$1.47

Weighted-average common shares outstanding
Basic	37,733,047	38,474,040
Diluted	38,625,390	39,103,450

(a)Represents share-based compensation relating to equity awards granted to employees and independent directors of the Company.
(b)Represents losses related to the closure of a financial institution in Mexico during 2021.
(c)Represents primarily, financial advisory fees and other professional fees and legal fees related to business acquisition transactions.
(d)Represents primarily loss on disposal of fixed assets, including a write-off of software development expenditures in an amount of $1.0 million during the year ended December 31, 2021 (none in 2022) and foreign currency (gains) losses.
(e)Represents the amortization of intangible assets resulting from business acquisition transactions.
(f)Represents the current and deferred tax impact of the taxable adjustments to Net Income using the Company’s blended federal and state tax rate for each period. Relevant tax-deductible adjustments include all adjustments to Net Income.

Adjusted Earnings per Share - Basic (previously defined and used as described above) for the year ended December 31, 2022 was $1.85, representing an increase of $0.36, or 24.2%, compared to $1.49 for the year ended December 31, 2021.

Adjusted Earnings per Share - Diluted (previously defined and used as described above) for the year ended December 31, 2022 was $1.81, representing an increase of $0.34, or 23.1%, compared to $1.47 for the year ended December 31, 2021.

The following table presents the reconciliation of GAAP Earnings per Share, our closest GAAP measure, to Adjusted Earnings per Share:

	Year Ended December 31,
	2022		2021
	Basic	Diluted	Basic	Diluted
GAAP Earnings per Share	$1.52	$1.48	$1.22	$1.20
Adjusted for:
Share-based compensation	$0.19	$0.18	$0.12	$0.12
Loss on bank closure	$0.04	$0.04	$0.05	$0.05
Transaction costs	$0.08	$0.08	$0.03	$0.03
Other charges and expenses	$0.03	$0.03	$0.04	$0.04
Amortization of intangibles	$0.11	$0.11	$0.13	$0.13
Income tax benefit related to adjustments	$(0.12)	$(0.11)	$(0.10)	$(0.10)
Adjusted Earnings per Share	$1.85	$1.81	$1.49	$1.47

Index
The table above may contain slight summation differences due to rounding.

Adjusted EBITDA
Adjusted EBITDA is defined as net income before depreciation and amortization, interest expense, income taxes, and also adjusted to add back certain charges and expenses, such as non-cash compensation costs and other items set forth in the table below, as these charges and expenses are not considered a part of our core business operations and may not be indicative of ongoing, future company performance.
Adjusted EBITDA for the year ended December 31, 2022 was $105.2 million, representing an increase of $18.5 million, or 21.4%, from $86.7 million for the year ended December 31, 2021. The increase in Adjusted EBITDA was primarily due to the increase in net income discussed above and the impact of certain adjusting items detailed in the table below.
The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted EBITDA:

Index

	Year Ended December 31,
(in thousands)	2022	2021

Net Income	$57,331	$46,843

Adjusted for:
Interest expense	5,629	4,537
Income tax provision	19,948	16,472
Depreciation and amortization	9,470	9,491
EBITDA	92,378	77,343
Share-based compensation (a)	7,118	4,601
Loss on bank closure (b)	1,583	2,000
Transaction costs (c)	3,005	1,006
Other charges and expenses (d)	1,141	1,705
Adjusted EBITDA	$105,225	$86,655
(a)Represents share-based compensation relating to equity awards granted to employees and independent directors of the Company.
(b)Represents losses related to the closure of a financial institution in Mexico during 2021.
(c)Represents primarily financial advisory fees and other professional fees and legal fees related to business acquisition transactions.
(d)Represents primarily loss on disposal of fixed assets, including a write-off of software development expenditures in an amount of $1.0 million during the year ended December 31, 2021 (none in 2022) and foreign currency (gains) losses.

Liquidity and Capital Resources
We consider liquidity in terms of cash position, cash flows from operations and their sufficiency to fund business operations, including working capital needs, debt service, acquisitions, capital expenditures, contractual obligations and other commitments. In particular, to meet our payment service obligations at all times, we must have sufficient highly liquid assets and be able to move funds on a timely basis.

Our principal sources of liquidity are our cash generated by operating activities supplemented with borrowings under our revolving credit facility. Our primary cash needs are for day-to-day operations, to pay interest and principal on our indebtedness, to fund working capital requirements and to make capital expenditures.

We have funded and still expect to continue funding our liquidity requirements through internally generated funds, supplemented in the ordinary course, with borrowings under our revolving credit facility. We maintain a strong cash balance position and have access to committed funding sources, which we have used only on a limited and ordinary course basis during the year ended December 31, 2022. Therefore, we believe that our projected cash flows generated from operations, together with borrowings under our revolving credit facility are sufficient to fund our principal debt payments, interest expense, our working capital needs and our expected capital expenditures for at least the next twelve months.

Credit Agreement

We have an Amended and Restated Credit Agreement (as amended as described below, the “Credit Agreement”) with a group of banking institutions. The Credit Agreement provides for a $150.0 million revolving credit facility, an $87.5 million term loan facility and an uncommitted incremental facility, which may be utilized for additional revolving or term loans, of up to $70.0 million. The Credit Agreement also provides for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The proceeds of the term loan were used to refinance the existing term loan under the Company’s previous credit agreement, and the revolving credit facility is available for working capital, general corporate purposes and to pay fees and expenses in connection with this transaction. The maturity date of the Credit Agreement is June 24, 2026. Included in the lender group under the Credit Agreement is Silicon Valley Bank (“SVB”), which holds 13% of the revolving credit facility commitments. Due to recent events regarding SVB and its control by federal banking authorities, it is unclear whether SVB would be in a position to continue to fund its pro rata portion of draws under the revolving credit facility. Pending a resolution of SVB's participation in the Credit Agreement, which resolution may include seeking a replacement lender and/or a request to utilize the uncommitted incremental facility, the Company believes that the availability of the remaining revolving credit facility commitments should be sufficient to allow the Company to meet its foreseeable working capital needs in the event SVB does not fund its portion of any draw request.

In November 2022, the Credit Agreement was amended to replace the London Inter-bank Offered Rate (“LIBOR”) as a benchmark interest rate for loans with the secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”).

Index

As of December 31, 2022, we had $80.9 million of borrowings under the term loan facility excluding debt origination costs of $1.7 million. As of December 31, 2022 there were $76.0 million of outstanding amounts drawn on the revolving credit facility. There were $144.0 million of additional borrowings available under these facilities as of December 31, 2022.

At the election of the Company, interest on the term loan facility and revolving loans under the Credit Agreement may be determined by reference to SOFR plus an index adjustment of 0.10% and an applicable margin ranging between 2.50% and 3.00% based upon the Company’s consolidated leverage ratio, as calculated pursuant to the terms of the Credit Agreement. Loans (other than Term Loans, as defined in the Credit Agreement), may also bear interest at the base rate plus an applicable margin ranging between 1.50% and 2.00% based upon the Company’s consolidated leverage ratio, as so calculated. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum.

The effective interest rates for the year ended December 31, 2022 for the term loan facility and revolving credit facility were 4.87% and 1.04%, respectively. Interest is payable (x)(i) generally on the last day of each interest period selected for SOFR loans, but in any event, not less frequently than every three months, and (ii) on the last business day of each quarter for base rate loans and (y) at final maturity.

The principal amount of the term loan facility under the Credit Agreement must be repaid in consecutive quarterly installments of 5.0% in years 1 and 2, 7.5% in year 3, and 10.0% in years 4 and 5, in each case on the last day of each quarter, commencing in September 2021 with a final balloon payment at maturity. The term loans under the Credit Agreement may be prepaid at any time without premium or penalty. Revolving loans may be borrowed, repaid and reborrowed from time to time in accordance with the terms and conditions of the Credit Agreement. The Company is also required to repay the loans upon receipt of net proceeds from certain casualty events, upon the disposition of certain property and upon incurrence of indebtedness not permitted by the Credit Agreement. In addition, the Company is required to make mandatory prepayments annually from excess cash flow if the Company’s consolidated leverage ratio (as calculated under the Credit Agreement) is greater than or equal to 3.0, and the remainder of any such excess cash flow is contributed to the available amount which may be used for a variety of purposes, including investments and distributions.

The Credit Agreement contains financial covenants that require the Company to maintain a quarterly minimum fixed charge coverage ratio of 1.25:1.00 and a quarterly maximum consolidated leverage ratio of 3.25:1.00. As of December 31, 2022, we were in compliance with the covenants of the Credit Agreement. The Credit Agreement also contains covenants that limit the Company’s and its subsidiaries’ ability to, among other things, grant liens, incur additional indebtedness, make acquisitions or investments, dispose of certain assets, change the nature of their businesses, enter into certain transactions with affiliates or amend the terms of material indebtedness. The Credit Agreement generally restricts the ability of the Company to make certain restricted payments, including the repurchase of shares of its common stock, provided that the Company may make restricted payments, among others, (i) without limitation so long as the Consolidated Leverage Ratio (as defined in the Credit Agreement), as of the then most recently completed four fiscal quarters of the Company, after giving pro forma effect to such restricted payments, is 2.25 to 1.00 or less, (ii) that do not exceed, in the aggregate during any fiscal year, the greater of (x) $23.8 million and (y) 25.0% of Consolidated EBITDA (as defined in the Credit Agreement) for the then most recently completed four fiscal quarters of the Company, and (iii) to repurchase Company common stock from current or former employees in an aggregate amount of up to $10.0 million per calendar year.

Our indebtedness could adversely affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations. See “Risk Factors—Risks Relating to Our Indebtedness—The Company's indebtedness may limit our operating flexibility and could adversely affect our business, financial condition and results of operations.”

Repurchase Program

In August 2021, the Company’s Board of Directors approved a stock repurchase program (the “Repurchase Program”) that authorizes the Company to purchase up to $40.0 million of its outstanding shares of the Company’s common stock. Under the Repurchase Program, the Company is authorized to repurchase shares from time to time in accordance with applicable laws, both on the open market and in privately negotiated transactions and may include the use of derivative contracts or structured share repurchase agreements. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of the Company’s common stock and the nature of other investment opportunities. The Repurchase Program may be limited, suspended or discontinued at any time without prior notice. The Repurchase Program does not have an expiration date. Under the terms of the Credit Agreement, the Company has restrictions that limit the maximum amount of repurchases as described in the “Credit Agreement” section above.

During the year ended December 31, 2022, the Company purchased 1,308,259 shares under the Repurchase Program for an aggregate purchase price totaling $26.2 million. As of December 31, 2022, there were $8.3 million remaining amount available for future share repurchases under the Repurchase Program. During the first quarter of 2023 to date, the Company repurchased 317 thousand shares for $7.6 million, resulting in $0.7 million available for future share repurchases under the Repurchase Program.

Index
On March 3, 2023 the Board of Directors approved an increase to the Repurchase Program that authorizes the Company to purchase an additional $100.0 million of its outstanding shares.

Privately-Negotiated Share Repurchase Transaction

On August 9, 2022, the Company entered into an agreement with SPC Intermex, LP for the purchase of 1,172,485 shares of the Company’s common stock for a total purchase price of $27.6 million, or a per share price of $23.50, in a privately-negotiated transaction.

Operating Leases

We are party to operating leases for office space, warehouses and Company-operated store locations, which we use as part of our day-to-day operations. Operating lease expenses were $3.1 million for the year ended December 31, 2022. We have not entered into finance lease commitments. For additional information on operating lease obligations, refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 8, “Leases”.

In December 2022, we entered into a lease agreement, which expires in 2033, for our new headquarters to accommodate our growing workforce. We expect to complete the move to the new office space in the second half of 2023 following the completion of leasehold improvements. The new lease agreement provides for the Company to receive a tenant allowance amounting to approximately $3.8 million through the third quarter of 2023 and the Company will commence making monthly lease payments on November 1, 2024.

Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$15,174	$78,098	$(880)
Net cash used in investing activities	(12,529)	(10,773)	(4,062)
Net cash provided by (used in) financing activities	14,058	(9,616)	(6,160)
Effect of exchange rate changes on cash and cash equivalents	316	(142)	(108)
Net increase (decrease) in cash and cash equivalents	17,019	57,567	(11,210)
Cash and cash equivalents, beginning of the year	$132,474	$74,907	$86,117
Cash and cash equivalents, end of the year	$149,493	$132,474	$74,907
Operating Activities
Net cash provided by operating activities was $15.2 million for the year ended December 31, 2022, a decrease of $62.9 million from net cash provided by operating activities of $78.1 million for the year ended December 31, 2021. The decrease of $62.9 million is primarily a result of $78.3 million related to changes in working capital, which varies due to timing of money transmissions and payments, offset by additional cash generated by our improved operating results for the year ended December 31, 2022, which reflected the further growth of our business.
Investing Activities
Net cash used in investing activities was $12.5 million for the year ended December 31, 2022, an increase of $1.8 million from $10.8 million for the year ended December 31, 2021. This increase in cash used was due to the acquisition of La Nacional through a cash transaction which resulted in $0.1 million of cash used, net of cash acquired. In addition, the Company invested funds in higher purchases of property and equipment as a result of our continued growth of sending agents, as well as, upgrading equipment of existing agents during the year ended December 31, 2022.
Financing Activities
Net cash provided by financing activities was $14.1 million for the year ended December 31, 2022, which primarily consisted of $4.4 million in scheduled quarterly payments due on the term loan facility, $53.7 million of repurchases of common stock and $5.4 million of payments for stock-based awards for shares withheld in connection with stock-based compensation arrangements and related payments to taxing authorities, offset by $76.0 million of borrowings, net under the revolving credit facility and $1.7 million in proceeds from issuance of stock as a result of the exercise of options.

Index
Net cash used in financing activities was $9.6 million for the year ended December 31, 2021, which primarily consisted of a $44.2 million debt repayment, including $4.1.million in scheduled quarterly payments due on the term loan facility, and $2.9 million of debt origination costs in connection with the refinancing of the existing debt under the Company’s previous credit agreement, $5.6 million of repurchases of common stock and $0.8 million of payments for stock-based awards for shares withheld in connection with stock-based compensation arrangements and related payments to taxing authorities, offset by $40.2 million borrowings in connection with the refinancing of the Company’s previous credit agreement and $3.8 million in proceeds from issuance of stock as a result of the exercise of options.

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

The Company adopted ASU 2016-13, Financial Instruments - Credit Losses, on December 31, 2022, which was retroactively applied as of the first day of fiscal year 2022. This accounting standard requires companies to measure expected credit losses on financial instruments based on the total estimated amount to be collected over the lifetime of the instrument. Prior to the adoption of this accounting standard, the Company recorded incurred loss reserves against receivable balances based on current and historical information.

Expected credit losses for uncollectible receivable balances consider both current conditions and reasonable and supportable forecasts of future conditions. Current conditions considered include pre-defined aging criteria, as well as specified events that indicate the balance due is not collectible. Reasonable and supportable forecasts used in determining the probability of future collection consider publicly available macroeconomic data and whether future credit losses are expected to differ from historical losses. Accounts receivable that are more than 90 days past due are charged off against the allowance for credit losses.

The Company is not party to any off-balance sheet arrangements that would require an allowance for credit losses in accordance with this accounting standard.

Goodwill and Intangible Assets
Goodwill and intangible assets result primarily from business combination acquisitions. Intangible assets include agent relationships, trade names, developed technology and other intangibles, all with finite lives. Our agent relationships, trade names and developed technology are currently amortized utilizing an accelerated method over their estimated useful lives. Other intangible assets are amortized straight-line over a useful life of 10 years. Upon the acquisition, the purchase price is first allocated to identifiable assets and liabilities, including the trade name and other intangibles, with any remaining purchase price recorded as goodwill.

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

The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value. While the Company believes the judgments and assumptions used in the goodwill impairment tests are reasonable, different

Index
assumptions or changes in general industry, market and macro-economic conditions, including the effect of health crises, could change the estimated fair values and, therefore, future impairment charges could be required, which could be material to the consolidated financial statements.

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

Income Taxes
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

Recent Accounting Pronouncements
Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 2, “Summary of Significant Accounting Policies”, for further discussion.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
We manage foreign currency risk through the structure of the business and an active risk management process. One of the methods to settle with our payers in Latin America is entering into foreign exchange tom and spot transactions with local and foreign currency providers (“counterparties”). The foreign currency exposure on our foreign exchange tom and spot transactions is limited by the fact that all transactions are settled within two business days from trade date. Foreign currency fluctuations, however, may negatively affect our average exchange gain per transaction. The Company had open tom and spot foreign exchange contracts for Mexican pesos and Guatemalan quetzales amounting to approximately $41.3 million and $48.6 million at December 31, 2022 and 2021, respectively.

In addition, included in wire transfers and money orders payable, net in our consolidated balance sheets as of December 31, 2022 and 2021, there are $39.3 million and $17.8 million, respectively, of wire transfers payable denominated in foreign currencies, primarily in Mexican pesos and Guatemalan quetzales.

Also, included in prepaid wires, net in our consolidated balance sheets as of December 31, 2022 and 2021, there are $82.3 million and $39.7 million, respectively, of prepaid wires denominated in foreign currencies, primarily in Mexican pesos and Guatemalan quetzales.

We are also exposed to changes in currency rates as a result of our investments in foreign operations and revenues generated in currencies other than the U.S. dollar. Revenues and profits generated by international operations will increase or decrease because of changes in foreign currency exchange rates. This foreign currency risk is related primarily to our operations in our foreign subsidiaries. Revenues from our foreign subsidiaries represent less than 1% of our consolidated revenues for the year ended December 31, 2022. Therefore, a 10% increase or decrease in these currency rates against the U.S. Dollar would result in a de minimis change to our overall operating results.

The spot and average exchange rates for Mexico, Guatemala and Canada currencies to U.S. dollar are as follows:

	2022		2021		2020
	Spot(1)	Average(2)	Spot(1)	Average(2)	Spot(1)	Average(2)
U.S. dollar/Mexico Peso	19.40	20.09	20.50	20.27	19.89	21.47
U.S. dollar/Guatemala Quetzal	7.85	7.73	7.71	7.73	7.79	7.71
U.S. dollar/Canadian Dollar	1.36	1.30	1.28	1.25	1.28	1.34

(1)Spot exchange rates are as of December 31, 2022, 2021 and 2020.

Index
(2)Average exchange rates are for the years ended December 31, 2022, 2021 and 2020.

Long-term sustained appreciation of the Mexican peso or Guatemalan quetzal as compared to the U.S. dollar could affect our margins.

Interest Rate Risk
As discussed above, interest under the Credit Agreement is variable based on certain benchmark rates, including SOFR. Because interest expense is subject to fluctuation, if interest rates increase, our debt service obligations on such variable rate indebtedness would increase even though the amount borrowed remained the same. Accordingly, an increase in interest rates would adversely affect our profitability.

During the year ended December 31, 2022 the Federal Reserve raised the fed funds rate from 0.25% to 4.50% as a countermeasure to control inflation in the United States. As a consequence, other benchmark interest rates such as SOFR and previously LIBOR increased as well. These increases have resulted in the Company incurring higher interest expense. The Company expects that the Federal Reserve will continue raising the fed funds rate during 2023, which will continue exposing the Company to higher interest rate risk as benchmark interest rates such as SOFR will continue increasing as well. As of December 31, 2022, we had $80.9 million and $76.0 million in outstanding borrowings under the term loan facility and revolving credit facility, respectively. A hypothetical 1% increase or decrease in the interest rate on our indebtedness as of December 31, 2022 would have increased or decreased annual cash interest expense on our term loan facility and revolving credit facility by approximately $0.8 million each.

Credit Risk
We maintain certain cash balances in various U.S. banks, which at times, may exceed federally insured limits. We have not incurred any losses on these accounts. In addition, we maintain various bank accounts in Mexico, Guatemala and Canada, which are not insured. During the year ended December 31, 2022, we did not incur any losses on these uninsured accounts with the exception of a $1.6 million provision we recorded in the third quarter of 2022 as a result of the closure of a financial institution in Mexico during the third quarter of 2021 (See Part II, Item 8, Financial Statements and Supplementary Data, Note 6 “Prepaid Expenses and Other Assets” for further discussion). To manage our exposure to credit risk with respect to cash balances and other credit risk exposure resulting from our relationships with banks and financial institutions, we regularly review cash concentrations, and we attempt to diversify our cash balances among global financial institutions.

We are also exposed to credit risk related to receivable balances from sending agents. We perform a credit review before each agent signing and conduct ongoing analyses of sending agents and certain other parties we transact with directly. As of December 31, 2022, we also had $2.8 million outstanding of agent advances receivable from sending agents. Most of the agent advances receivable are collateralized by personal guarantees from the sending agents and by assets from their businesses.

Our provision for credit losses was approximately $2.6 million for the year ended December 31, 2022 (0.5% of total revenues), $1.5 million for the year ended December 31, 2021 (0.3% of total revenues) and $1.8 million for the year ended December 31, 2020 (0.5% of total revenues). The increase in our provision for credit losses in the year ended December 31, 2022 is due to higher write-offs of accounts receivable in 2022 compared to 2021 primarily as a result of sending agents that were not able to pay in accordance with the original terms and are, accordingly, subject to our normal collection procedures.

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
Miami, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of International Money Express, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 15, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Sufficiency of Audit Evidence from Highly Automated Systems to Process and Record Revenue

As described in Notes 2 and 4 to the consolidated financial statements, revenue is primarily generated from fees earned from providing wire transfer and money order transaction services to individual customers.

We identified the evaluation of the sufficiency of audit evidence over revenue from wire transfer fees obtained from the Company’s information technology (IT) systems to be a critical audit matter. The processing and recording of wire transfer fees is highly automated and relies on multiple internally developed systems and databases. The process to understand, design and test the operating effectiveness of relevant IT general and application controls required the involvement of individuals with specialized skills and knowledge.
The primary procedures performed to address this critical audit matter included:
•Involving IT professionals with specialized skills and knowledge in the performance of the following procedures:
◦Identifying the relevant systems used to calculate, transmit and record wire transfer fees.
◦Testing the general IT controls over relevant systems, including testing user access controls, change management controls, and IT operations controls.
◦Testing the operating effectiveness of automated application controls, including system interfaces.
•Performing substantive analytical procedures over wire transfer fee revenue, including testing the underlying information from the IT system.

Business Combination - Fair Value Measurement of Certain Acquired Intangible Assets

As described in Notes 2 and 3 to the consolidated financial statements, on November 1, 2022, the Company acquired Envios de Valores La Nacional Corp. for total consideration transferred of $41.0 million which includes contingent consideration of $1.3 million. The Company accounted for the transaction under the acquisition method of accounting for business combinations. Accordingly, the consideration transferred was allocated to the assets acquired and liabilities assumed based on their respective fair values on the acquisition date including the trade name and agent relationships of approximately $8.4 million.

We identified the determination of the fair values of the trade name and agent relationships as a critical audit matter because (i) the fair value estimates were sensitive to changes in the significant assumptions such as revenue growth rates and agent attrition rates used in the applicable valuation model and (ii) the audit effort required the involvement of individuals with specialized skills and knowledge in valuation.

The primary procedures we performed to address this critical audit matter included:
•Testing the design and operating effectiveness of controls over the Company’s forecasting process, including controls over the Company’s review of the significant assumptions described above.
•Testing the completeness and accuracy of the underlying data used in the valuation.
•Evaluating the reasonableness of the significant assumptions described above used in the applicable valuation model by comparing (i) revenue growth rates to historical operating performance, industry trends, and results from other areas of the audit; and (ii) agent attrition rates to historical attrition rates and results from other areas of the audit.
•Utilizing our valuation specialists to assess the appropriateness of the valuation methodology and evaluating the reasonableness of the discount rates by developing an independent estimate of the discount rate and comparing it to the discount rate used by the Company.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2017.

Miami, Florida
March 15, 2023

INTERNATIONAL MONEY EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$149,493	$132,474
Accounts receivable, net	129,808	67,317
Prepaid wires, net	90,386	56,766
Prepaid expenses and other current assets	12,749	6,988
Total current assets	382,436	263,545

Property and equipment, net	28,160	17,905
Goodwill	49,774	36,260
Intangible assets, net	19,826	15,392
Other assets	31,876	7,434
Total assets	$512,072	$340,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net	$4,975	$3,882
Accounts payable	25,686	23,151
Wire transfers and money orders payable, net	112,251	56,066
Accrued and other liabilities	41,855	33,760
Total current liabilities	184,767	116,859
Long-term liabilities:
Debt, net	150,235	79,211
Lease liabilities, net	23,272	—
Deferred tax liability, net	3,892	1,426
Total long-term liabilities	177,399	80,637

Commitments and contingencies, see Note 18

Stockholders’ equity:
Common stock $0.0001 par value; 230,000,000 shares authorized, 39,453,236 and 38,820,222 shares issued and 36,630,970 and 38,478,700 shares outstanding as of December 31, 2022 and 2021, respectively	4	4
Additional paid-in capital	70,210	66,875
Retained earnings	139,134	81,803
Accumulated other comprehensive loss	(142)	(76)
Treasury stock, at cost; 2,822,266 and 341,522 shares as of December 31, 2022 and 2021, respectively	(59,300)	(5,566)
Total stockholders’ equity	149,906	143,040
Total liabilities and stockholders’ equity	$512,072	$340,536

The accompanying notes are an integral part of these consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(in thousands, except for share data)

	Year Ended December 31,
	2022	2021	2020

Revenues:
Wire transfer and money order fees, net	$469,162	$393,241	$307,909
Foreign exchange gain, net	72,920	62,832	46,763
Other income	4,723	3,133	2,537
Total revenues	546,805	459,206	357,209

Operating expenses:
Service charges from agents and banks	364,804	307,458	238,597
Salaries and benefits	52,224	43,065	32,831
Other selling, general and administrative expenses	34,394	30,334	22,086
Transaction costs	3,005	1,006	—
Depreciation and amortization	9,470	9,491	10,828
Total operating expenses	463,897	391,354	304,342

Operating income	82,908	67,852	52,867

Interest expense	5,629	4,537	6,566

Income before income taxes	77,279	63,315	46,301

Income tax provision	19,948	16,472	12,517

Net income	57,331	46,843	33,784

Other comprehensive loss	(66)	(63)	(106)

Comprehensive income	$57,265	$46,780	$33,678

Earnings per common share:
Basic	$1.52	$1.22	$0.89
Diluted	$1.48	$1.20	$0.88

Weighted-average common shares outstanding:
Basic	37,733,047	38,474,040	38,060,290
Diluted	38,625,390	39,103,450	38,358,171

The accompanying notes are an integral part of these consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except for share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance, December 31, 2019	38,034,389	$4	—	$—	$54,694	$1,176	$93	$55,967
Net income	—	—	—	—	—	33,784	—	33,784
Issuance of common stock:
Exercise of stock options	163,783	—	—	—	1,379	—	—	1,379
Restricted stock units	18,953	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	3,237	—	—	3,237
Adjustment from foreign currency translation, net	—	—	—	—	—	—	(106)	(106)
Balance, December 31, 2020	38,217,125	$4	—	$—	$59,310	$34,960	$(13)	$94,261
Net income	—	—	—	—	—	46,843	—	46,843
Issuance of common stock:
Exercise of stock options, net of shares withheld for taxes	463,021	—	—	—	3,037	—	—	3,037
Restricted stock units, net of shares withheld for taxes	135,943	—	—	—	(73)	—	—	(73)
Fully vested shares	4,133	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	4,601	—	—	4,601
Adjustment from foreign currency translation, net	—	—	—	—	—	—	(63)	(63)
Acquisition of treasury stock, at cost	—	—	(341,522)	(5,566)	—	—	—	(5,566)
Balance, December 31, 2021	38,820,222	$4	(341,522)	$(5,566)	$66,875	$81,803	$(76)	$143,040
Net income	—	—	—	—	—	57,331	—	57,331
Issuance of common stock:
Exercise of stock options, net of shares withheld for taxes	476,304	—	—	—	(3,388)	—	—	(3,388)
Restricted stock units and awards, net of shares withheld for taxes	153,266	—	—	—	(395)	—	—	(395)
Fully vested shares	3,444	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	7,118	—	—	7,118
Adjustment from foreign currency translation, net	—	—	—	—	—	—	(66)	(66)
Acquisition of treasury stock, at cost	—	—	(2,480,744)	(53,734)	—	—	—	(53,734)
Balance, December 31, 2022	39,453,236	$4	(2,822,266)	$(59,300)	$70,210	$139,134	$(142)	$149,906

The accompanying notes are an integral part of these consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$57,331	$46,843	$33,784
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,470	9,491	10,828
Share-based compensation	7,118	4,601	3,237
Provision for credit losses	2,572	1,537	1,801
Debt origination costs amortization	998	875	760
Deferred income tax (benefit) provision, net	(503)	734	1,433
Non-cash lease expense	3,105	—	—
Loss on disposal of property and equipment	788	1,423	419
Total adjustments	23,548	18,661	18,478
Changes in operating assets and liabilities:
Accounts receivable, net	(48,628)	(13,846)	(17,080)
Prepaid wires, net	(32,444)	(3,887)	(35,598)
Prepaid expenses and other assets	(3,919)	(6,355)	(1,137)
Lease Liabilities	594	—	—
Wire transfers and money orders payable, net	19,734	14,726	2,092
Accounts payable and accrued and other liabilities	(1,042)	21,956	(1,419)
Net cash provided by (used in) operating activities	15,174	78,098	(880)

Cash flows from investing activities:
Cash used in business acquisition, net of cash and cash equivalents acquired	(131)	—	—
Purchases of property and equipment	(12,173)	(10,588)	(4,062)
Acquisition of agent locations	(225)	(185)	—
Net cash used in investing activities	(12,529)	(10,773)	(4,062)

Cash flows from financing activities:
Borrowings under term loan facility	—	40,158	—
Repayments of term loan facility	(4,375)	(44,228)	(7,661)
Borrowings under revolving loan, net	76,000	—	—
Payment of debt origination costs	(50)	(2,944)	—
Proceeds from exercises of options	1,660	3,813	1,501
Payments for stock-based awards	(5,443)	(849)	—
Repurchases of common stock	(53,734)	(5,566)	—
Net cash provided by (used in) financing activities	14,058	(9,616)	(6,160)

Effect of exchange rate changes on cash and cash equivalents	316	(142)	(108)

Net increase (decrease) in cash and cash equivalents	17,019	57,567	(11,210)

Cash and cash equivalents, beginning of the year	132,474	74,907	86,117

Cash and cash equivalents, end of the year	$149,493	$132,474	$74,907

The accompanying notes are an integral part of these consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,625	$3,666	$5,812
Cash paid for income taxes	$24,265	$13,456	$11,140

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock for cashless exercise of options	$9,175	$2,973	$130
Non-cash lease liabilities arising from obtaining right-of-use assets	$23,013	$—	$—
Contingent consideration liability	$1,321	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS OF PRESENTATION AND BUSINESS
International Money Express, Inc. (the “Company” or “us” or “we”) operates as a money transmitter between the United States of America (“United States” or “U.S.”) and Canada to Mexico, Guatemala and other countries in Latin America, Africa and Asia through a network of authorized agents located in various unaffiliated retail establishments and 117 Company-operated stores throughout the United States and Canada.

The coronavirus (“COVID-19”) pandemic that started in 2020 has had and continues to have a significant effect on economic conditions in the United States, and continues to cause significant uncertainties in the U.S. and global economies. Public health officials and medical professionals have warned that COVID-19 resurgences may continue to occur due to a variety of factors, including the extent of economic activity, social interaction, vaccination rates and the emergence of potent variants. It is unclear if and when resurgences will occur or how long any resurgence will last, how severe it will be, and what safety measures governments and businesses will impose in response.

The Company’s operations have continued effectively despite measures taken in response to the pandemic. However, the Company’s financial condition, results of operations and cash flows remain dependent on future developments, including the persistence of the pandemic’s effects on economic conditions, particularly the level of unemployment of our consumers, inflation (including changes in wages) and governmental efforts to restrain inflation, interest rate levels and foreign exchange volatility, as well as the possibility of resurgences of the pandemic and the severity of any such resurgence, all of which remain uncertain and cannot be predicted at this time.

The accompanying consolidated financial statements of the Company include Intermex Holdings, Inc. (“Holdings”), a wholly-owned indirect subsidiary of the Company, Intermex Wire Transfer, LLC (“LLC”), a wholly-owned subsidiary of Holdings, Intermex Wire Transfers de Guatemala, S.A. (“Intermex Guatemala”) - 100% owned by LLC, Intermex Wire Transfer de Mexico, S.A. and Intermex Transfers de Mexico, S.A. (“Intermex Mexico”) - 98.0% directly owned by LLC and 2.0% directly owned by Holdings, Intermex Wire Transfer Corp. - 100% owned by LLC, Intermex Wire Transfer II, LLC - 100% owned by LLC, Canada International Transfers Corp. - 100% owned by LLC and Envios de Valores La Nacional Corp. (“La Nacional”) - 100% owned by LLC. All significant inter-company balances and transactions have been eliminated in consolidation. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

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
Cash and Cash equivalents
Cash is comprised of deposits in U.S. and foreign banks. The Company recognizes interest income from its cash deposits on an accrual basis. The Company considers cash equivalents to be short term, highly liquid investments with original maturities of three months or less. Cash equivalents include cash on deposit in overnight deposit accounts.
Concentrations
The Company maintains certain of its cash balances in various U.S. banks, which at times, may exceed federally insured limits. The Company has not incurred any losses on these accounts. In addition, the Company maintains various bank accounts in Mexico, Guatemala and Canada, which are not insured. During the year ended December 31, 2022, the Company has not incurred any significant losses on these uninsured foreign bank accounts, with the exception of a $3.6 million reserve recorded by the Company on the balance of deposits

Index
held as a result of the closure of a financial institution in Mexico during the third quarter of 2021 (see Note 6). Management believes it is not exposed to any significant credit risk regarding these accounts as it performs periodic reviews of the creditworthiness of the financial institutions the Company uses. Cash and cash equivalents balances were as follows (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents in U.S. dollars in U.S. banks	$142,143	$130,032
Cash and cash equivalents in foreign banks and foreign currency	7,340	2,433
Petty cash	10	9
	$149,493	$132,474
A substantial portion of our paying agents are concentrated in a few large banks and financial institutions and large retail chains. Our largest paying agent by volume accounted for approximately 24% and 22% of the Company’s total remittance volume for the years ended December 31, 2022 and 2021, respectively, primarily from the U.S. to Mexico.

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
Business Combinations
The Company accounts for its business combinations using the acquisition method, which requires that intangible assets be recognized apart from goodwill if they are contractual in nature or separately identifiable. Acquisitions are measured based on the fair value of consideration transferred and, if the consideration transferred is not cash, measurement is based on the fair value of the consideration transferred or the fair value of the assets acquired, whichever is more reliably measurable. The excess of the consideration transferred over the fair value of identifiable assets acquired and liabilities assumed is allocated to goodwill.
The valuation and allocation processes rely on significant assumptions made by management. In certain situations, the allocations of excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when the Company receives updated information, including valuations and other analyses, which are completed within one year of the acquisition. Revisions to the preliminary fair values, which may be significant, are recorded through goodwill until pending information is finalized, not to exceed one year from the acquisition date. Any revisions to the fair values after they have been finalized will be accounted for as a gain or loss in the consolidated statement of income and comprehensive income.
Consideration transferred may consist of potential future payments that are contingent upon the acquired business achieving certain levels of earnings in the future, also referred to as “contingent consideration” or “earn-out.” Earn-out liability is measured at its estimated fair value as of the date of acquisition. Changes in the fair value of earn-out liability are recorded as a component of operating income in the consolidated statement of income and comprehensive income. The earn-out liability is included within accrued current and other liabilities within the consolidated balance sheet. Earn-out payments, to the extent they relate to the estimated earn-out liability as of the date of acquisition, are classified within financing activities in the consolidated statement of cash flows. Earn-out payments in excess of the acquisition date earn-out liability are classified within operating activities.
Direct costs incurred in connection with business combination transactions are expensed as incurred and are included as Transaction Costs in the consolidated statements of income and comprehensive income.

Index
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
The Company adopted ASU 2016-13, Financial Instruments - Credit Losses, on December 31, 2022, which was retroactively applied as of the first day of fiscal year 2022, as further described within the section below titled Recently Adopted Accounting Pronouncements. This accounting standard requires companies to measure expected credit losses on financial instruments based on the total estimated amount to be collected over the lifetime of the instrument. Prior to the adoption of this accounting standard, the Company recorded incurred loss reserves against receivable balances based on current and historical information.
Expected credit losses for uncollectible receivable balances consider both current conditions and reasonable and supportable forecasts of future conditions. Current conditions considered include pre-defined aging criteria, as well as specified events that indicate the balance due is not collectible. Reasonable and supportable forecasts used in determining the probability of future collection consider publicly available macroeconomic data and whether future credit losses are expected to differ from historical losses. Accounts receivable that are more than 90 days past due are charged off against the allowance for credit losses.
Receivable balances from sending agents are usually due to the Company within five days from the invoice date. Any balances not collected after that time are considered past due.
The Company is not party to any off-balance sheet arrangements that would require an allowance for credit losses in accordance with this accounting standard.
Prepaid Wires, Net
Prepaid wires, net represents funds provided to certain paying agents in advance of a transaction, net of wires pending to be picked up by the beneficiary of the money transfer.
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist primarily of prepaid expenses for services, tenant allowance, agent advances receivable (see Note 6) and deferred financing costs. Interest income on agent advances receivable is recognized on a cash basis due at the end of each calendar month, which is when the interest payments are due from the majority of the agent advances receivable.
Wire Transfers Payable, Net
Wire transfers payable, net represent wires pending to be picked up by the beneficiary of the money transfer net of funds provided to certain paying agents in advance of a transaction.
Leases
The Company is a party to leases for office space, warehouses and Company-operated store locations. The Company determines if a contract contains a lease arrangement at the inception of the contract. For leases in which the Company is the lessee, leases are classified as either finance or operating, with classification affecting the pattern of expense recognition. At commencement date, lease right-of-use (“ROUs”) assets consist of the amount of the initial measurement of the lease liability, any lease payments made to the lessor at or before the commencement date, minus any lease incentive received, and any initial direct costs. If a lease does not provide a discount rate and the rate cannot be readily determined, an incremental borrowing rate is used to determine the present value of future lease payments. Lease and variable non-lease components within the Company’s lease agreements are not accounted for separately.

Refer to Note 8 for additional information on the adoption of ASC 842: Leases, effective January 1, 2022.

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

Index
period. The Company capitalizes costs incurred for the development of internal use computer software, which are depreciated over five years using the straight-line method.
Goodwill and Intangible Assets
Goodwill and intangible assets result primarily from business combination acquisitions. Intangible assets include primarily agent relationships, trade names, developed technology and other intangibles, all with finite lives. Other intangibles relate to the acquisition of certain agent locations and non-competition agreements. Upon the acquisition, the purchase price is first allocated to identifiable assets and liabilities, including trade name and other intangibles, with any remaining purchase price recorded as goodwill.
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
The Company’s agent relationships, trade names and developed technology are amortized utilizing an accelerated method over their estimated useful lives of up to 15 years. Other intangible assets are amortized on a straight-line basis over a useful life of up to 10 years. The Company reviews for impairment indicators of finite-lived intangibles and other long-lived assets as described below in “Impairment of Long-Lived Assets.”
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
Debt Origination Costs
The Company incurred debt origination costs related to the A&R Credit Agreement (as defined herein), consisting of a term loan facility and a revolving credit facility and amortizes these costs over the life of the related debt using the straight-line method, which approximates the effective interest method. The unamortized portion of debt origination costs related to the term loan is recorded on the consolidated balance sheets as an offset to the related debt, while deferred up-front commitment fees paid directly to the lender related to the revolving credit facility are recorded within other assets in the consolidated balance sheets. Amortization of debt origination costs is included as a component of interest expense in the consolidated statements of income and comprehensive income.
Advertising Costs
Advertising costs are included in other selling, general and administrative expenses in the consolidated statements of income and comprehensive income and are expensed as incurred. The Company incurred advertising costs of approximately $1.0 million, $2.5 million and $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Gains or losses from foreign currency transactions amounted to approximately a loss of $15.5 thousand, and gains of $0.3 million and $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in other selling, general and administrative expenses in the consolidated statements of income and comprehensive income.
We manage foreign currency risk through the structure of the business and an active risk management process. We currently settle with our payers in Latin America primarily by entering into foreign exchange tom and spot transactions with local and foreign currency providers (“counterparties”). The foreign currency exposure on our foreign exchange tom and spot transactions is limited by the fact that all transactions are settled within two business days from trade date. Foreign currency fluctuations, however, may negatively affect our average exchange gain per transaction. The Company had open tom and spot foreign exchange contracts for Mexico and Guatemala amounting to approximately $41.3 million and $48.6 million at December 31, 2022 and 2021, respectively.
In addition, included in wire transfers and money orders payable, net in our consolidated balance sheets as of December 31, 2022 and 2021, there are $39.3 million and $17.8 million, respectively, of wire transfers payable denominated in foreign currencies, primarily in Mexican pesos and Guatemalan quetzales.
Also, included in prepaid wires, net in our consolidated balance sheets as of December 31, 2022 and 2021, there are $82.3 million and $39.7 million, respectively, of prepaid wires denominated in foreign currencies, primarily in Mexican pesos and Guatemalan quetzales.
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
Segments
The Company’s business is organized around one reportable segment that provides money transmittal services between the U.S. and Canada to Mexico, Guatemala and other countries in Latin America, Africa and Asia through a network of authorized agents located in various unaffiliated retail establishments and 117 Company-operated stores throughout the U.S. and Canada. This is based on the objectives of the business and how our chief operating decision maker, the CEO and President, monitors operating performance and allocates resources.
Reclassifications

Index
Certain prior year amounts have been reclassified to conform with current year presentation. These changes did not have any effect on net income, stockholders’ equity, the consolidated balance sheet or the consolidated statements of cash flows.
Accounting Pronouncements
The FASB issued guidance, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. The guidance requires that a lessee recognizes a liability to make lease payments (the lease liability) and a ROU asset representing its right to use the underlying asset for the lease term on the consolidated balance sheet. Leases will be classified as financing or operating, with classification affecting the pattern of expense recognition in the consolidated statements of income and comprehensive income. The Company adopted the new standard, including the related amendments, effective January 1, 2022 using the modified retrospective approach and used the effective date as the date of initial application. Management has completed its analysis and determined that all of its leasing arrangements will be classified as operating leases. The Company elected to apply three practical expedients, including (i) the election not to reassess its prior conclusions about lease identification, lease classification and initial direct costs, (ii) to use hindsight in determining the lease term, and (iii) the election not to separate lease and non-lease components for arrangements where the Company is a lessee. Additionally, management has implemented new processes to facilitate the requirements of the new standard and determined the ROU asset and lease liability will each amount to approximately $5.6 million on January 1, 2022. Refer to Note 8 for additional information on this standard and related disclosures. The adoption of this standard did not have a material impact on our consolidated statement of income and comprehensive income and consolidated statement of cash flows.

The FASB issued guidance, ASU 2016-13, Financial Instruments - Credit Losses, which requires entities to estimate all expected credit losses for financial assets measured at amortized cost basis, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The Company adopted this guidance using the modified retrospective adoption method on December 31, 2022, which was retroactively applied as of the first day of fiscal year 2022. The adoption of this accounting standard did not have a material impact on the Company’s consolidated financial statements.

The FASB issued guidance, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedient and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates and, particularly, the risk of cessation of the London Inter-bank Offered Rate (“LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. This accounting standards update provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. The Company adopted this guidance upon entering into an amendment of the Amended and Restated Credit Agreement in November 2022, which among other provisions, introduces the secured overnight financing rate as administered by the Federal Reserve Bank of New York to replace LIBOR as the benchmark rate. The adoption of this guidance did not have a material impact on the consolidated financial statements.

NOTE 3 – ACQUISITIONS
Envios de Valores La Nacional Corp.

In March 2022, the Company entered into a definitive purchase agreement to acquire La Nacional and LAN Holdings, Corp. (“LAN Holdings”), which operate as money remittance companies in the United States, Canada and certain countries in Europe. On November 1, 2022, we completed the acquisition of 100% of the voting interest of La Nacional (the “La Nacional Acquisition”) and we expect to complete the acquisition of LAN Holdings (the “LAN Acquisition,” and together with the La Nacional Acquisition, the “Acquisitions”) in the second quarter of 2023 subject to the satisfaction of customary closing conditions, including pending regulatory approvals. See “LAN Holdings, Corp.” section below.

The La Nacional Acquisition strengthens the Company’s presence in the Dominican Republic and other key markets in Latin America. La Nacional has more than 35 years of experience in the money transfer industry, is licensed to operate in 34 states and is headquartered in Denver, Colorado with offices in New York, NY.

The Company paid cash consideration of $39.7 million upon consummation of the La Nacional Acquisition (subject to customary purchase price adjustments) and anticipates up to an additional $2.4 million in contingent consideration to be paid in cash in 2023 as a result of La Nacional achieving certain transaction volume and financial targets during 2023.

The La Nacional Acquisition was funded with cash on hand. The following table summarizes the estimated fair values of consideration paid and identifiable net assets acquired, which is subject to customary purchase price adjustments. The Company engaged an independent third party to assist with the valuation of identifiable net assets acquired.

Index

La Nacional
Acquisition consideration:
Cash	$39,700
Estimated fair value of contingent consideration	1,321
Total consideration transferred	$41,021

Identifiable assets acquired and liabilities assumed:
Assets acquired:
Cash and cash equivalents	$39,569
Accounts receivable	16,504
Prepaid wires	571
Prepaid expenses and other current assets	1,219
Property and Equipment	4,077
Intangible assets	8,450
Other assets	13,659
Total identifiable assets acquired	84,049

Liabilities assumed:
Accounts payable	(1,260)
Wire transfers and money orders payable	(35,595)
Accrued and other liabilities	(3,651)
Lease liabilities	(13,067)
Deferred tax liability	(2,969)
Total liabilities assumed	(56,542)

Net identifiable assets acquired	27,507
Consideration transferred	41,021
Goodwill	$13,514

The goodwill balance for La Nacional Acquisition represents the estimated values of the company’s geographic presence in key markets, assembled workforce, management team’s industry-specific knowledge and synergies expected to be achieved from the combined operations of La Nacional and Intermex. Goodwill resulting from La Nacional Acquisition is not deductible for tax purposes.

Amortizing intangible assets related to La Nacional Acquisition are primarily comprised of agent relationships, trade name and non-competition agreements, which had weighted average lives of approximately 15 years, 10 years and 5 years, respectively, and are based on La Nacional’s operational history and established relationships with, and the nature of, its customers. The weighted average life of amortizing intangible assets for La Nacional Acquisition was 14.95 years in the aggregate. These intangible assets are amortized utilizing an accelerated method over their estimated useful lives, which is a manner consistent with the pattern in which the related benefits are expected to be consumed. The acquisition date fair value of the agent relationship, trade name and non-competition agreement intangibles was $5.6 million, $2.8 million and $40.0 thousand, respectively.

The agent relationships intangible represents the network of independent sending agents. This intangible was valued using the excess earnings method, which was based on the Company’s forecasts and historical activity at agent locations in order to develop a turnover rate and expected economic useful life. Assuming a year-over-year location turnover rate of 20.0%, this resulted in an expected useful life for this intangible of 15 years.

Trade name refers to the La Nacional name, branded on all agent locations and well recognized in the market. This fair value was determined using the relief-from-royalty method, which is based on the Company’s expected revenues and a royalty rate estimated using comparable market data. The Company determined it was appropriate to assign a finite useful life of 10 years to the trade name to provide better matching of the amortization expense during the period of expected benefits.

Index
The definitive purchase agreement to acquire La Nacional and LAN Holdings entered into by the Company includes non-competition provisions agreed to by the former owner and two key members of management of La Nacional. The fair value of these intangibles was valued using the “with and without” method, which estimated the value of an asset based on the difference in the value of the business’s cash flows “with” and “without” that asset. The Company assigned useful lives of up to five years for these intangibles, which matches the contractual term of the non-competition agreements.

The contingent consideration fair value of approximately $1.3 million at the acquisition date was determined using a Monte-Carlo option pricing model.

As a result of La Nacional Acquisition, La Nacional entered into retention agreements with certain key employees if they remain employed by the Company for a term of up to 18 months. The total amount to be paid under these retention agreements is $1.6 million, out of which $0.5 million was paid by La Nacional at the closing of La Nacional Acquisition. In connection with these retention agreements, the Company incurred $0.1 million that is included in salaries and benefits in the accompanying consolidated statement of income and comprehensive income for the year ended December 31, 2022. The remaining benefit will be expensed as incurred over the remaining term of the retention agreements.

For the year ended December 31, 2022, the Company’s consolidated statement of income and comprehensive income includes $13.3 million and $0.1 million of revenue and net loss, respectively, from La Nacional.

LAN Holdings, Corp.

On February 17, 2023, the Company entered into the third amendment of the definitive purchase agreement (the “Third Amendment”). The Third Amendment allows the parties to close the acquisition of LAN Holdings at a later date subject to customary regulatory approvals. In addition, under the Third Amendment the parties agreed that the LAN Holdings earn-out targets (as defined in the definitive purchase agreement) have been achieved and the earn-out will be paid under the terms of the definitive purchase agreement.

The acquisition of LAN Holdings is expected to close in the second quarter of 2023. For LAN Holdings, the Company expects to pay cash of approximately $8.0 million (subject to customary purchase price adjustments), and an additional $0.6 million related to LAN Holdings’s achievement of certain operational milestones during 2023.

Transaction Costs

Transaction costs include all internal and external costs directly related to the acquisition activity, consisting primarily of legal, consulting, accounting and financial advisory fees. Transaction costs for the years ended December 31, 2022 and 2021, amounted to $3.0 million and $1.0 million, respectively. There were no transaction costs for the year ended December 31, 2020. Transaction costs for the year ended December 31, 2022 related to the Acquisitions, while transaction costs for the year ended December 31, 2021 relate to costs incurred in connection with potential acquisitions at that moment, including La Nacional and LAN Holdings.

Unaudited Supplemental Pro Forma Financial Information

For the years ended December 31, 2022 and 2021, unaudited supplemental pro forma revenue totaled approximately $613.2 million and $556.1 million, respectively, and unaudited supplemental pro forma net income totaled approximately $60.3 million and $45.7 million, respectively.

These unaudited pro forma financial results include the results of operations of La Nacional as if it had been consolidated as of January 1, 2021, the beginning of the year prior to its acquisition, and are provided for illustrative purposes only. These unaudited pro forma financial results do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods indicated, or of the results that may be achieved by the combined companies in the future. The Company’s unaudited pro forma financial results were prepared by adding the unaudited historical results of the acquired business to the historical results of Intermex, and then adjusting those combined results for transaction costs of $3.0 million and the incremental depreciation and amortization expense related to the property and equipment and intangible assets acquired. The transaction costs were included in the pro forma results for the year ended December 31, 2021 but removed from the pro forma results for the year ended December 31, 2022. These unaudited pro forma financial results do not include adjustments to reflect other cost savings or synergies that may have resulted from this acquisition. Future results may vary significantly due to future events and other factors, many of which are beyond the Company’s control.

Index

NOTE 4 – REVENUE
The Company recognized in revenues from contracts with customers for the years ended December 31, 2022, 2021 and 2020, the following (in thousands):

	December 31,
	2022	2021	2020
Wire transfer and money order fees	$471,190	$394,669	$308,850
Discounts and promotions	(2,028)	(1,428)	(941)
Wire transfer and money order fees, net	469,162	393,241	307,909
Foreign exchange gain, net	72,920	62,832	46,763
Other income	4,723	3,133	2,537
Total revenues	$546,805	$459,206	$357,209

There are no significant initial costs incurred to obtain contracts with customers, although the Company has a loyalty program under which customers earn one point for each wire transfer completed. Points can be redeemed for a discounted wire transaction fee or a foreign exchange rate that is more favorable to the customer. The customer benefits vary by country, and the earned points expire if the customer has not initiated and completed an eligible wire transfer transaction within the immediately preceding 180-day period. In addition, earned points will expire 30 days after the end of the program. Because the loyalty program benefits represent a future performance obligation, a portion of the initial consideration is recorded as deferred revenue loyalty program (see Note 11) and a corresponding loyalty program expense is recorded as contra revenue. Revenue from this performance obligation is recognized upon customers redeeming points or upon expiration of any points outstanding.
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

Wire transfers and money order fees include money order fees of $1.8 million, $1.5 million and $1.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 5 – ACCOUNTS RECEIVABLE AND AGENT ADVANCES RECEIVABLE, NET OF ALLOWANCE

Accounts Receivable

Accounts receivable represents primarily outstanding balances from sending agents for pending wire transfers or money orders from our customers. The outstanding balance of accounts receivable, net of allowance for credit losses, consists of the following (in thousands):

	December 31,
	2022	2021
Accounts receivable	$132,363	$69,498
Allowance for credit losses	(2,555)	(2,181)
Accounts receivable, net	$129,808	$67,317

Agent Advances Receivable

Index

The Company had agent advances receivable, net of allowance for credit losses, from sending agents as follows (in thousands):

	December 31,
	2022	2021
Agent advances receivable, current	$1,373	$791
Allowance for credit losses	(62)	(55)
Net current	$1,311	$736

Agent advances receivable, long-term	$1,423	$656
Allowance for credit losses	(31)	(13)
Net long-term	$1,392	$643

The net current portion of agent advances receivable is included in prepaid expenses and other current assets (see Note 6), and the net long-term portion is included in other assets in the consolidated balance sheets. Certain agent advances receivable bear interest and have interest rates ranging from 0% to 15.0% per annum. The Company had an immaterial amount of accrued interest receivable as of December 31, 2022 and 2021 and included accrued interest receivable in the allowance for credit losses calculation. At December 31, 2022 and 2021, there were $2.8 million and $1.4 million, respectively, of agent advances receivable collateralized by personal guarantees from the sending agents and assets from their businesses in case of a default by the agent.

The maturities of agent advances receivable at December 31, 2022 are as follows (in thousands):

Outstanding Balance
Under 1 year	$1,373
Between 1 and 2 years	1,302
Between 2 and 3 years	121
Total	$2,796

Allowance for Credit Losses

The changes in the allowance for credit losses related to accounts receivable and agent advances receivable are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$2,249	$2,042	$1,236
Provision	2,572	1,537	1,801
Charge-offs	(2,982)	(1,863)	(1,491)
Recoveries	809	533	496
Ending Balance	$2,648	$2,249	$2,042

The allowance for credit losses allocated by financial instrument category is as follows (in thousands):

	December 31,
	2022	2021	2020
Accounts receivable	$2,555	$2,181	$1,503
Agent advances receivable	93	68	539
Allowance for credit losses	$2,648	$2,249	$2,042

Index
NOTE 6 – PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2022	2021
Prepaid insurance	$1,578	$923
Prepaid fees and services	1,986	1,930
Agent incentives advances	1,014	815
Agent advances receivable, net of allowance	1,311	736
Assets pending settlement	211	331
Prepaid income taxes	2,130	1,563
Tenant allowance	3,753	—
Prepaid expenses and other current assets	766	690
	$12,749	$6,988

Other assets consisted of the following (in thousands):

	December 31,
	2022	2021
Revolving line origination fees	$1,578	$2,032
Agent incentives advances	1,062	1,010
Agent advances receivable, net of allowance	1,392	643
Right-of-use assets, net	24,768	—
Funds held by seized banking entities, net of allowance	1,646	3,114
Other assets	1,430	635
	$31,876	$7,434

During September 2021, local banking regulators in Mexico resolved to close and liquidate a local financial institution, citing a lack of compliance with minimum capital requirements. The Company has approximately $5.2 million of exposure from deposits it held with this bank when it was closed. In accordance with the banking regulations in Mexico, large depositors such as the Company will be paid once the assets of the financial institution are liquidated. Currently, it is difficult to predict the length of the liquidation process or if the proceeds from the asset liquidation will be sufficient to recover a portion or all of its funds on deposit. During the year ended December 31, 2021, the Company recorded an initial provision of $2.0 million. As a result of management’s reassessment of the current status of the liquidation process, during the year ended December 31, 2022, the Company recorded an additional provision of $1.6 million for a total valuation allowance of approximately $3.6 million as of December 31, 2022, in connection with the balance of deposits held by the financial institution as a result of its closure.

Index
NOTE 7 – PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	December 31,		Estimated Useful Life (in years)
	2022	2021
Land	$36	$—
Building	565	—	30
Computer software and equipment	47,316	30,805	3 to 5
Office improvements	5,508	1,575	5
Furniture and fixtures	2,789	835	7
	56,214	33,215
Less accumulated depreciation	(28,054)	(15,310)
	$28,160	$17,905

Computer software and equipment above includes internal use software of approximately $8.6 million and $4.7 million at December 31, 2022 and 2021, respectively. During the year ended December 31, 2021, the Company wrote-off $1.0 million (none in 2022) in software development expenditures, which is included in other selling, general and administrative expenses in the consolidated statements of income and comprehensive income.

Depreciation expense included in depreciation and amortization expense in the consolidated statements of income and comprehensive income was approximately $5.2 million, $4.3 million and $3.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Repairs and maintenance expenses included in other selling, general and administrative expenses in the consolidated statements of income and comprehensive income were approximately $3.7 million, $2.6 million and $2.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 8 – LEASES
The Company adopted ASC 842, including related amendments, effective January 1, 2022, using the modified retrospective approach and used the effective date as the date of initial application; therefore comparative periods were not adjusted. The Company determined that all of its leasing arrangements are classified as operating leases. The Company elected to apply the practical expedients to (i) not reassess its prior conclusions about lease identification, lease classification and initial direct costs and (ii) use hindsight in determining the lease term. In addition, the Company elected not to separate lease and non-lease components for all arrangements where the Company is a lessee. The Company presently intends to exercise certain of the extension options available and for purposes of computing the right-of-use assets and lease liabilities required by ASC 842, the Company has incorporated the options to renew that are reasonably certain of being exercised. Adoption of the new standard resulted in the recording of additional right-of-use assets and lease liabilities of approximately $5.6 million as of January 1, 2022. The adoption of ASC 842 did not materially impact the Company’s consolidated net income and cash flows. Additionally, there was no cumulative effect of adoption recognized on retained earnings in the consolidated statement of changes in stockholders’ equity.

In December 2022, the Company entered into a lease agreement, which expires in 2033, for its new headquarters to accommodate its growing workforce. The Company expects to complete the move to the new headquarters in the second half of 2023 following the completion of leasehold improvements. The new lease agreement provides for the Company to receive a tenant allowance amounting to approximately $3.8 million through the third quarter of 2023 and the Company will commence making monthly lease payments on November 1, 2024. Such tenant allowance has been recorded within prepaid expenses and other current assets in the consolidated balance sheet.

The tables below include the ROU assets acquired and lease liabilities assumed in the La Nacional Acquisition, which amounted to approximately $12.2 million and $12.5 million, respectively, as of December 31, 2022. In addition, lease expense attributed to La Nacional of approximately $0.7 million for the period from November 1, 2022 through December 31, 2022, is included in the other selling and general administrative expenses in the consolidated statement of income and comprehensive income.

The presentation of right-of-use assets and lease liabilities in the consolidated balance sheet is as follows (in thousands):

Index

Leases	Classification	December 31, 2022
Assets
Right-of-use assets	Other assets(1)	$24,768
Total leased assets		$24,768

Liabilities
Current
Operating	Accrued and other liabilities	$5,258
Noncurrent
Operating	Lease liabilities	23,272
Total Lease liabilities		$28,530
(1) Operating right of-use assets are recorded net of accumulated amortization of $5.6 million as of December 31, 2022.
Lease expense for the year ended December 31, 2022, was as follows (in thousands):

		Year Ended
Lease Cost	Classification	December 31, 2022
Operating lease cost	Other selling, general and administrative expenses	$3,105

Rent expense for the years ended December 31, 2021 and December 31, 2020 was $2.4 million and $2.2 million, respectively, which is included in other selling, general and administrative expenses in the consolidated statements of income and comprehensive income.

As of December 31, 2022, the Company’s weighted-average remaining lease terms on its operating leases is 6.6 years, and the Company’s weighted-average discount rate is 5.67%. Our leases have remaining terms of up to 11.3 years, some of which include options to renew and extend the lease.

Lease Payments

Future minimum lease payments for assets under non-cancelable operating lease agreements with original terms of more than one year for the next five years and thereafter are as follows (in thousands):

2023	$5,228
2024	4,764
2025	5,658
2026	4,328
2027	3,080
Thereafter	14,892
Total lease payments	37,950
Less: Imputed interest	(9,420)
Present value of lease liabilities	$28,530

The table above includes approximately $15.1 million of future estimated payments attributed to leases acquired in the La Nacional Acquisition.

Index
NOTE 9 – GOODWILL AND INTANGIBLE ASSETS
Goodwill consists of the following (in thousands):

	December 31,
	2022	2021
Indefinite life:
Goodwill	$49,774	$36,260
Total indefinite life	$49,774	$36,260

Intangible assets consist of the following (in thousands):

	December 31, 2022			December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable:
Agent relationships	$46,140	$(35,409)	$10,731	$40,500	$(32,915)	$7,585
Trade name	18,270	(10,710)	7,560	15,500	(9,404)	6,096
Developed technology	6,600	(5,990)	610	6,600	(5,690)	910
Other intangibles	1,544	(619)	925	1,279	(478)	801
Net amortizable intangible assets	$72,554	$(52,728)	$19,826	$63,879	$(48,487)	$15,392

Goodwill and the majority of intangible assets on the consolidated balance sheets of the Company were recognized from acquisitions. The fair value measurements were based on significant inputs, such as the Company’s forecasted revenues, assumed turnover of agent locations, obsolescence assumptions for technology, market discount and royalty rates. These inputs are based on information not observable in the market and represent Level 3 measurements within the fair value hierarchy.

Management believes it has made reasonable estimates and judgments concerning these risks and uncertainties. A change in the conditions, circumstances or strategy of the Company may result in a need to recognize an impairment charge. As a result of the annual impairment tests, the Company determined that goodwill was not impaired as of December 31, 2022 and 2021.

The following table presents the changes in goodwill and intangible assets (in thousands):

	Goodwill	Intangible Assets
Balance at December 31, 2019	$36,260	$27,381
Amortization expense	—	(6,951)
Balance at December 31, 2020	$36,260	$20,430
Acquisition of agent locations	—	124
Amortization expense	—	(5,162)
Balance at December 31, 2021	$36,260	$15,392
Acquisition of La Nacional	13,514	8,450
Acquisition of agent locations	—	225
Amortization expense	—	(4,241)
Balance at December 31, 2022	$49,774	$19,826

Index
Amortization expense related to intangible assets for the next five years and thereafter is as follows (in thousands):

2023	$4,280
2024	3,387
2025	2,691
2026	2,147
2027	1,721
Thereafter	5,600
$19,826

NOTE 10 – WIRE TRANSFERS AND MONEY ORDERS PAYABLE, NET

Wire transfers and money orders payable, net, consisted of the following (in thousands):

	December 31,
	2022	2021
Wire transfers payable, net	$55,572	$20,744
Customer voided wires payable	27,236	16,895
Money orders payable	29,443	18,427
	$112,251	$56,066

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

NOTE 11 – ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Commissions payable to sending agents	$19,141	$16,303
Accrued salaries and benefits	5,578	4,892
Accrued bank charges	1,644	1,371
Lease liability, current portion	5,258	—
Accrued other professional fees	1,169	1,619
Accrued taxes	1,329	4,908
Deferred revenue loyalty program	4,212	3,391
Contingent consideration liability	1,321	—
Accrued transaction costs	134	—
Other	2,069	1,276
	$41,855	$33,760

The following table shows the changes in the deferred revenue loyalty program liability (in thousands):

Index

Balance, December 31, 2020	$2,750
Revenue deferred during the year	2,326
Revenue recognized during the year	(1,685)
Balance, December 31, 2021	3,391
Revenue deferred during the year	2,936
Revenue recognized during the year	(2,115)
Balance, December 31, 2022	$4,212

NOTE 12 – DEBT
Debt consisted of the following (in thousands):

	December 31,
	2022	2021
Revolving credit facility	$76,000	$—
Term loan facility	80,938	85,313
	156,938	85,313
Less: Current portion of long term debt (1)	(4,975)	(3,882)
Less: Debt origination costs	(1,728)	(2,220)
	$150,235	$79,211
(1)Current portion of long-term debt is net of debt origination costs of approximately $0.5 million as of both December 31, 2022 and 2021.

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

Effective as of May 12, 2021, the Company amended the Original Credit Agreement by entering into Increase Joinder No. 2 (the “Joinder No. 2”) to the Original Credit Agreement, which was accounted for as a debt modification, under which the revolving line of credit commitment under the Original Credit Agreement was increased by $10.0 million to an aggregate of $45.0 million. The Joinder No. 2 did not have any impact on any of the terms of the term loan facility under the Original Credit Agreement. The Company incurred debt origination costs of $76.8 thousand in the second quarter of 2021, which were capitalized and will be amortized over the remaining life of the revolving line of credit facility, as described below, using the straight-line method, as it is not significantly different than the effective interest method.

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

On November 11, 2022, the Loan Parties entered into a First Amendment Agreement (the “First Amendment”) to the A&R Credit Agreement. The Amendment replaces LIBOR as a benchmark interest rate for loans under the A&R Credit Agreement with the secured

Index
overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”), and amends all applicable provisions of the A&R Credit Agreement with respect to such replacement of LIBOR as the benchmark interest rate. Except as amended by the First Amendment, the A&R Credit Agreement remains in full force and effect.

The unamortized portion of debt origination costs totaled approximately $3.3 million and $4.5 million at December 31, 2022 and 2021, respectively. Amortization of debt origination costs is included as a component of interest expense in the consolidated statements of income and comprehensive income and amounted to approximately $1.0 million, $0.9 million and $0.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Prior to the First Amendment, at the election of the Company, interest on the term loan facility and revolving credit facility under the A&R Credit Agreement was determined by reference to either LIBOR (subject to replacement) or a “base rate”, in each case plus an applicable margin ranging between 2.50% and 3.00% per annum for LIBOR loans and between 1.50% and 2.00% per annum for base rate loans depending on the level of our consolidated leverage ratio, as calculated pursuant to the terms of the A&R Credit Agreement. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum.

At the election of the Company, interest on the term loan facility and revolving loans under the A&R Credit Agreement, as amended, may be determined by reference to SOFR plus an index adjustment of 0.10% and an applicable margin ranging between 2.50% and 3.00% based upon the Company’s consolidated leverage ratio, as calculated pursuant to the terms of the A&R Credit Agreement. Loans (other than Term Loans, as defined in the A&R Credit Agreement), may also bear interest at the Base Rate, plus an applicable margin ranging between 1.50% and 2.00% based upon the Company’s consolidated leverage ratio, as so calculated. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum.

The effective interest rates for the year ended December 31, 2022 for the term loan facility and revolving credit facility were 4.87% and 1.04%, respectively. The effective interest rates for the year ended December 31, 2021 for the term loan facility and revolving credit facility were 4.23% and 0.78%, respectively.

Interest is payable (x)(i) generally on the last day of each interest period selected for SOFR loans, but in any event, not less frequently than every three months, and (ii) on the last business day of each quarter for base rate loans and (y) at final maturity. The principal amount of the term loan facility under the A&R Credit Agreement must be repaid in consecutive quarterly installments of 5.0% in years 1 and 2, 7.5% in year 3, and 10.0% in years 4 and 5, in each case on the last day of each quarter, commencing in September 2021 with a final balloon payment at maturity. The term loans under the A&R Credit Agreement may be prepaid at any time without premium or penalty. Revolving loans may be borrowed, repaid and reborrowed from time to time in accordance with the terms and conditions of the A&R Credit Agreement. The Company is also required to repay the loans upon receipt of net proceeds from certain casualty events, upon the disposition of certain property and upon incurrence of indebtedness not permitted by the A&R Credit Agreement. In addition, the Company is required to make mandatory prepayments annually from excess cash flow if the Company’s consolidated leverage ratio (as calculated under the A&R Credit Agreement) is greater than or equal to 3.0, and the remainder of any such excess cash flow is contributed to the available amount which may be used for a variety of purposes, including investments and distributions.

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

The A&R Credit Agreement, as amended, generally restricts the ability of the Company to make certain restricted payments, including the repurchase of shares of its common stock, provided that the Company may make restricted payments, among others, (i) without limitation so long as the Consolidated Leverage Ratio (as defined in the A&R Credit Agreement), as of the then most recently completed four fiscal quarters of the Company, after giving pro forma effect to such restricted payments, is 2.25 to 1.00 or less, (ii) that do not exceed, in the aggregate during any fiscal year, the greater of (x) $23.8 million and (y) 25.00% of Consolidated EBITDA (as defined in the A&R Credit Agreement) for the then most recently completed four fiscal quarters of the Company and (iii) to repurchase Company common stock from current or former employees in an aggregate amount of up to $10.0 million per calendar year.

The obligations under the A&R Credit Agreement are guaranteed by the Company and certain domestic subsidiaries of the Company and secured by liens on substantially all of the assets of the Loan Parties, subject to certain exclusions and limitations.

Index
The scheduled annual payments of the term loan at December 31, 2022 are as follows (in thousands):

2023	$5,469
2024	7,656
2025	8,750
2026	59,063
$80,938

NOTE 13 – FAIR VALUE MEASUREMENTS
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

The Company’s cash and cash equivalents balances are representative of their fair values as these balances are comprised of deposits available on demand or overnight. The carrying amounts of accounts receivable, prepaid wires, accounts payable and wire transfers and money orders payable are representative of their fair values because of the short turnover of these instruments.

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

NOTE 14 – SHARE-BASED COMPENSATION
International Money Express, Inc. Omnibus Equity Compensation Plans

The International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (the “2020 Plan”) provides for the granting of stock-based incentive awards, including stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) to employees, certain other service providers and independent directors of the Company. There are approximately 3.7 million shares of the Company’s common stock approved for issuance under the 2020 Plan, which includes 0.4 million shares that were previously subject to awards granted under the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (the “2018 Plan” and together with the 2020 Plan, the “Plans”). Although awards remain outstanding under the 2018 Plan, which was terminated effective June 26, 2020, no additional awards may be granted under the 2018 Plan. As of December 31, 2022, 2.6 million shares remained available for grant of future awards under the 2020 Plan.

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

Share-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The stock options issued under the Plans have 10-year terms and generally vest in four equal annual installments beginning one year after the date of the grant. The Company recognized compensation expense for stock options of approximately $1.4 million, $2.4 million and $2.8 million for the years ended December 31, 2022, 2021 and 2020, respectively, which is included in salaries and benefits in

Index
the consolidated statements of income and comprehensive income. As of December 31, 2022, there were 0.7 million outstanding stock options awarded under the Plans and unrecognized compensation expense of approximately $0.6 million is expected to be recognized over a weighted-average period of 1.1 years.

A summary of the stock option activity during the year ended December 31, 2022 is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2021	1,898,687	$11.24	7.11	$4.17
Granted	—	$—		$—
Exercised(1)	(1,043,137)	$10.54		$3.72
Forfeited	(129,500)	$14.80		$6.87
Expired	(15,000)	$15.15		$7.08
Outstanding at December 31, 2022	711,050	$11.56	6.26	$4.28

Exercisable at December 31, 2022(2)	554,175	$11.03	5.99	$3.96

(1) The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022, 2021 and 2020 was $7.4 million, $4.7 million, and $1.3 million respectively.
(2) The aggregate fair value of all vested/exercisable options outstanding as of December 31, 2022 was $2.2 million.

Restricted Stock Units

The RSUs granted under the Plans to the Company’s employees generally vest in four equal annual installments beginning one year after the date of the grant, while RSUs issued to the Company’s independent directors vest on the one-year anniversary from the grant date. The Company recognized compensation expense for all RSUs of approximately $1.8 million, $1.2 million and $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively, which is included in salaries and benefits in the consolidated statements of income and comprehensive income. As of December 31, 2022, unrecognized compensation expense of approximately $4.0 million is expected to be recognized over a weighted-average period of 1.8 years.

A summary of the RSU grant activity during the year ended December 31, 2022 is presented below:

	Number of RSU awards	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2021	231,934	$14.99
Granted	218,078	$17.54
Vested (and settled)	(82,817)	$15.19
Forfeited	(50,293)	$15.69
Outstanding (nonvested) at December 31, 2022	316,902	$16.58

Share Awards

Under the 2020 Plan and effective October 1, 2020, the Lead Independent Director and Chairs of the Committees of the Board of Directors are granted, in aggregate, $64.0 thousand in awards of fully vested shares of the Company’s common stock, payable on a quarterly basis at the end of each quarter in payment of fees earned in such capacities. Effective in the third quarter of 2022, this amount was increased to $80.5 thousand. During the years ended December 31, 2022 and 2021, 3,444 and 4,133 fully vested shares, respectively, were granted to the Lead Independent Director and Chairs of the Committees of the Board of Directors. Compensation expense related to the fully vested share awards of $72.3 thousand, $64.0 thousand and $16.0 thousand for the years ended December 31, 2022, 2021 and 2020, respectively, was recognized and included in salaries and benefits in the consolidated statements of income and comprehensive income.

Restricted Stock Awards

The RSAs issued under the 2020 Plan to the Company’s Chief Executive Officer and other employees generally vest in four equal annual installments beginning one year after the date of grant. The Company recognized compensation expense for RSAs granted of $0.6 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively, which is included in salaries and benefits in the consolidated statements of income and comprehensive income. No compensation expense for RSAs was recognized for the year ended

Index
December 31, 2020. As of December 31, 2022, there was $1.9 million of unrecognized compensation expense related to RSAs, which is expected to be recognized over a weighted-average period of 1.9 years.

A summary of the RSA activity during the year ended December 31, 2022 is presented below:

	Number of RSAs	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2021	88,215	$14.17
Granted	93,400	$16.06
Vested (and settled)	(22,053)	$14.17
Forfeited	—	$—
Outstanding (nonvested) at December 31, 2022	159,562	$15.28

Performance Stock Units

PSUs granted under the 2020 Plan to the Company’s executives generally vest subject to attainment of performance criteria during the service period established by the Compensation Committee. Each PSU represents the right to receive one share of common stock, and the actual number of shares issuable upon vesting is determined based upon performance compared to financial performance targets. The PSUs vest based on the achievement of certain revenue and adjusted earnings per share targets for a period of two years combined with a service period of three years. Compensation cost is recognized over the requisite service period when it is probable that the performance condition will be satisfied. During the third quarter of 2022, the Company reassessed the probability of vesting for PSU awards and determined that it was probable that a higher performance target will be achieved; therefore, the Company recognized a cumulative catch-up adjustment of approximately $1.1 million as additional compensation expense in the third quarter of 2022. The Company recognized compensation expense for PSUs of $3.2 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively, which is included in salaries and benefits in the consolidated statements of income and comprehensive income. There was no compensation expense for PSUs recognized for the year ended December 31, 2020. As of December 31, 2022, there was $3.7 million of unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted-average period of 1.5 years.

A summary of the PSU activity during the year ended December 31, 2022 is presented below:

	Number of PSUs	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2021	171,500	9.17	$14.17
Granted	131,224		$21.45
Vested (and settled)	—		$—
Forfeited	(1,853)		$21.45
Outstanding (nonvested) at December 31, 2022	300,871	8.63	$17.30

NOTE 15 – EQUITY
In August 2021, the Company’s Board of Directors approved a stock repurchase program (the “Repurchase Program”) that authorizes the Company to purchase up to $40.0 million of its outstanding shares of the Company’s common stock. Under the Repurchase Program, the Company is authorized to repurchase shares from time to time in accordance with applicable laws, both on the open market and in privately negotiated transactions and may include the use of derivative contracts or structured share repurchase agreements. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of the Company’s common stock and the nature of other investment opportunities. The Repurchase Program may be limited, suspended or discontinued at any time without prior notice. The Repurchase Program does not have an expiration date. The A&R Credit Agreement, as amended, permits the Company to make restricted payments (including share repurchases, among others), (i) without limitation so long as the Consolidated Leverage Ratio (as defined in the A&R Credit Agreement, as amended), as of the then most recently completed four fiscal quarters of the Company, after giving pro forma effect to such restricted payments, is 2.25 to 1.00 or less, (ii) that do not exceed, in the aggregate during any fiscal year, the greater of (x) $23.8 million and (y) 25.00% of Consolidated EBITDA (as defined in the A&R Credit Agreement) for the then most recently completed four fiscal quarters of the Company and (iii) to repurchase Company common stock from current or former employees in an aggregate amount of up to $10.0 million per calendar year.

The Company accounts for purchases of treasury stock under the cost method. Any direct costs incurred to acquire treasury stock are considered stock issue costs and added to the cost of the treasury stock. On August 9, 2022, the Company entered into an agreement with

Index
SPC Intermex, LP, a related party, for the purchase of 1,172,485 shares of the Company’s common stock for a total purchase price of $27.6 million, in a privately-negotiated transaction. During the years ended December 31, 2022 and 2021, including the shares previously mentioned, the Company purchased 2,480,744 shares and 341,522 shares, respectively, for an aggregate purchase price of $53.7 million and $5.6 million, respectively. The share repurchases under the Repurchase Program and the privately negotiated transaction totaled $59.3 million from inception through December 31, 2022.

As of December 31, 2022, there were $8.3 million available for future share repurchases under the Repurchase Program. During the first quarter of 2023 to date, the Company repurchased 317 thousand shares for $7.6 million, resulting in $0.7 million available for future share repurchases under the Repurchase Program.

On March 3, 2023 the Board of Directors approved an increase to the Repurchase Program that authorizes the Company to purchase an additional $100.0 million of its outstanding shares.

NOTE 16 – EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income for the year by the weighted average number of common shares outstanding for the period. In computing dilutive earnings per share, basic earnings per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards, including common stock options, RSUs, RSAs and PSUs.

Below are basic and diluted earnings per share for the periods indicated (in thousands, except for share data):

	Year Ended December 31,
	2022	2021	2020
Net income for basic and diluted income per common share	$57,331	$46,843	$33,784
Shares:
Weighted-average common shares outstanding – basic	37,733,047	38,474,040	38,060,290
Effect of dilutive securities
RSUs	112,943	48,077	10,566
Stock options	539,415	532,972	287,315
RSAs	53,620	14,667	—
PSUs	186,365	33,694	—
Weighted-average common shares outstanding – diluted	38,625,390	39,103,450	38,358,171

Earnings per common share - basic	$1.52	$1.22	$0.89
Earnings per common share - diluted	$1.48	$1.20	$0.88

As of December 31, 2022, there were 6.5 thousand options and 10.4 thousand RSUs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.

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

As discussed in Note 15, during the years ended December 31, 2022 and 2021, the Company purchased 2,480,744 shares and 341,522 shares, respectively, for an aggregate purchase price of $53.7 million and $5.6 million, respectively. The effect of these repurchases on the Company’s weighted average shares outstanding for the years ended December 31, 2022 and 2021 was a reduction of 876,893 and 43,098 shares, respectively, due to the timing of the repurchases.

Index
NOTE 17 – INCOME TAXES
The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current tax provision:
Foreign	$148	$212	$224
Federal	14,542	11,702	8,080
State	5,761	3,824	2,780
Total Current	20,451	15,738	11,084

Deferred tax (benefit) provision:
Federal	(423)	667	1,089
State	(80)	67	344
Total deferred	(503)	734	1,433
Total tax provision	$19,948	$16,472	$12,517

A reconciliation between the income tax provision at the U.S. statutory tax rate and the Company’s income tax provision on the consolidated statements of income and comprehensive income is below (in thousands):

	Year Ended December 31,
	2022	2021	2020
Income before income taxes	$77,279	$63,315	$46,301
U.S. statutory tax rate	21%	21%	21%
Income tax expense at statutory rate	16,229	13,296	9,723

State tax expense, net of federal benefit	4,488	3,073	2,530
Foreign tax rates different from U.S. statutory rate	233	273	264
Non-deductible expenses	1,017	337	139
Stock Compensation	(1,989)	(499)	(82)
Change in tax rate	—	—	(9)
Other	(30)	(8)	(48)
Total tax provision	$19,948	$16,472	$12,517

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

Index
Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of the Company’s assets and liabilities. The following table outlines the principal components of the deferred tax assets and liabilities (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
U.S. federal and state net operating losses	$3,591	$4,181
Foreign net operating losses	387	248
Allowance for credit losses	802	537
Share-based compensation	1,628	1,854
Accrued compensation	995	762
Deferred revenue	1,179	895
Lease liabilities	6,496	—
Other	1,143	827
Total deferred tax assets	16,221	9,304

Deferred tax liabilities
Depreciation	(4,061)	(3,176)
Right-of-use assets	(6,499)	—
Intangible amortization	(8,844)	(6,914)
Debt origination costs	(322)	(392)
Total deferred tax liabilities	(19,726)	(10,482)

Valuation allowance	(387)	(248)

Net deferred tax liability	$(3,892)	$(1,426)

At December 31, 2022, the Company had pre-tax federal, state and foreign net operating loss carryforwards of approximately $15.3 million, $10.4 million and $1.5 million, respectively, which are available to reduce future taxable income. With few exceptions, these net operating loss carryforwards will expire from 2030 through 2037 for federal losses, from 2029 through 2037 for state losses, and from 2039 through 2042 for foreign losses. Utilization of the Company’s net operating loss carryforwards is now subject to an annual limitation under Internal Revenue Code Section 382. The Company has recorded a deferred tax asset for only the portion of its net operating loss carryforward that it expects to realize before expiration.

With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for the years prior to 2019. However, the Company has certain net operating loss carryforwards from tax years 2010 through 2017 that are subject to examination. As of December 31, 2022 and 2021, the Company did not have any amounts accrued for interest and penalties or recorded for uncertain tax positions.

In accordance with criteria under FASB guidance, Income Taxes, a valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. After consideration of all evidence, both positive and negative, management has determined that no valuation allowance is required at December 31, 2022 or 2021 on the Company’s U.S. deferred tax assets. However, a valuation allowance of $0.4 million and $0.2 million as of December 31, 2022 and 2021, respectively has been recorded on deferred tax assets associated with Canadian net operating loss carryforwards.

NOTE 18 – COMMITMENTS AND CONTINGENCIES
Leases
In the ordinary course of business, the Company enters into leases for office space, warehouses and certain Company-operated store locations. Refer to Note 8 – Leases.

Contingencies and Legal Proceedings

Index
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

Regulatory Requirements

Pursuant to applicable licensing laws, certain domestic subsidiaries of the Company are required to maintain minimum tangible net worth and liquid assets (eligible securities) to cover the amount outstanding of wire transfers and money orders payable. As of December 31, 2022 and 2021, the Company’s subsidiaries were in compliance with these two requirements.

NOTE 19 – DEFINED CONTRIBUTION PLAN
The Company has two defined contribution plans available to most of its employees, where the Company makes contributions to the plan based on employee contributions. Total employer contribution expense included in salaries and benefits in the consolidated statements of income and comprehensive income was approximately $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our Chief Executive Officer and President, and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure as of December 31, 2022.

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a 15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

The internal control over financial reporting, and, to the extent permitted by SEC guidance, the disclosure controls and procedures, of La Nacional were excluded from the evaluation of effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures as of December 31, 2022 because of the timing of the acquisition. La Nacional’s total assets constituted approximately 11.4% of the Company’s total assets as of December 31, 2022 and represented approximately 2.4% and less than 0.3% of the Company’s revenue and net income, respectively, for the year then ended.

Based on the results of its evaluation, the Company’s management has concluded that as of December 31, 2022, the Company’s internal control over financial reporting was effective.

BDO USA, LLP, the independent registered public accounting firm which audits our financial statements, has audited our internal control over financial reporting as of December 31, 2022 and has expressed an unqualified opinion thereon as stated in their report that is included on Item 9. “Report of Independent Registered Public Accounting Firm,” on page 76 of this Annual Report on Form 10-K.

Index
Changes in Internal Control Over Financial Reporting
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
Miami, Florida

Opinion on Internal Control Over Financial Reporting

We have audited International Money Express, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated March 15, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

As indicated in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Envios de Valores La Nacional Corp. (“La Nacional”), which was acquired on November 1, 2022, and which is included in the consolidated balance sheet of the Company as of December 31, 2022, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. La Nacional constituted approximately 11.4% of total assets as of December 31, 2022, and approximately 2.4% and less than 0.3% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of La Nacional because of the timing of its acquisition, which was completed on November 1, 2022. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of La Nacional.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

Miami, Florida
March 15, 2023

Index
ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Index
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required under this Item will be contained in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year ended December 31, 2022 (the “Proxy Statement”), which information is incorporated by reference herein.

Certain other information relating to the Executive Officers of the Company appears in Part I of this Annual Report on Form 10-K under the heading “Information about our Executive Officers”.

Index
ITEM 11.    EXECUTIVE COMPENSATION

The information required under this Item will be contained in the Company’s Proxy Statement, which information is incorporated by reference herein.

Index
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required under this Item will be contained in the Company’s Proxy, which information is incorporated by reference herein.

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued under all of our equity compensation plans as of December 31, 2022, which included: the International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (“2020 Plan”) and the International Money Express, Inc. 2020 Employee Stock Purchase Plan (the “ESPP”), each of which was approved by the Company’s stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,488,385	(1)	$12.32	3,354,990	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	1,488,385		$12.32	3,354,990

(1)This number includes the following: 559,800 shares subject to outstanding awards granted under the 2018 Plan, all of which were subject to outstanding options awards. This number also includes 928,585 shares subject to outstanding awards granted under the 2020 Plan, of which 151,250 shares were subject to outstanding options awards, 316,902 shares were subject to outstanding RSU awards, 159,562 shares were subject to outstanding RSA awards, and 300,871 shares were subject to outstanding PSU awards.

(2)Represents 2,604,990 shares available for issuance under the 2020 Plan and 750,000 shares available for issuance under the ESPP.

Index
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item will be contained in the Company’s Proxy Statement, which information is incorporated by reference herein.

Index
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item will be contained in the Company’s Proxy Statement, which information is incorporated by reference herein.

Index
PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:
1.Financial Statements (See Index to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K);
2.The exhibits listed in the "Exhibit Index" attached to this Annual Report on Form 10-K.
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

4.3**	Description of Securities (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K Filed on March 11, 2020).

10.1(a)**	Amended and Restated Credit Agreement, dated as of June 24, 2021, by and among International Money Express, Inc., as Holdings, International Money Express Sub 2, LLC, as Intermediate Holdings, Intermex Holdings, Inc., as the Term Borrower, Intermex Wire Transfer, LLC, as the Revolver Borrower, the other guarantors from time to time party thereto, the lenders from time to time party thereto and KeyBank National Association, as the Administrative Agent and L/C Issuer. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2021)

10.1(b)**	First Amendment Agreement, dated as of November 10, 2022, by and among International Money Express, Inc., as Holdings, International Money Express Sub 2, LLC, as Intermediate Holdings, Intermex Holdings, Inc., as the Term Borrower, Intermex Wire Transfer, LLC, as the Revolver Borrower, the other guarantors from time to time party thereto, the lenders from time to time party thereto and KeyBank National Association, and KeyBank National Association, as the Administrative Agent. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 14, 2022).

10.2**	Settlement Agreement and Release, dated March 16, 2020, among Stuart Sawyer, on behalf of himself and all Settlement Class Members, and Intermex Wire Transfer, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2020).

10.3(a)**†
International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.3(a) to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.3(b)*†	Amendment to 2020 Omnibus Equity Incentive Plan.

10.4**†
Form of Nonqualified Stock Option Agreement pursuant to the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.4(b) to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.5**†
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

10.7**†
International Money Express, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 15, 2020).

10.8**†
Form of Non-Qualified Stock Option Agreement pursuant to the International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2020).

10.9**†
Form of RSU Agreement (Non-Employee Directors) pursuant to the International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2020).

10.10**†
Form of RSU Agreement (Employees) pursuant to the International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2021).

10.11**†
Form of 2021 and 2022 PSU Agreement (Employees) pursuant to the International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2021).

10.12**†
Form of 2021 and 2022 PSU Agreement (Robert Lisy) pursuant to the International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2021).

10.13**†
Form of Restricted Stock Award Agreement (Robert Lisy) pursuant to the International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2021).

10.14*†	Form of PSU Agreement (Employees) pursuant to the International Money Express, Inc. 2020 Omnibus Equity Compensation Plan.

10.15*†	Form of PSU Agreement (Robert Lisy) pursuant to the International Money Express, Inc. 2020 Omnibus Equity Compensation Plan.

10.16**†
Amended and Restated Employment Agreement by and between Robert Lisy and Intermex Holdings, Inc., dated as of November 15, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2021).

10.17**†
Employment Agreement by and between Andras Bende and the Company, dated as of December 7, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2020).

10.18**†	Employment Agreement by and between Randy Nilsen and Intermex Holdings, Inc. dated as of February 1, 2017 (incorporated by reference to Exhibit 10.5(e) to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.19(a)**†
Employment Agreement dated September 23, 2019, between Joseph Aguilar and the Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed On October 3, 2019).

10.19(b)*†	Amendment to Employment Agreement effective as of January 16, 2023, between Joseph Aguilar and the Company.

10.20*†	Amended and Restated Employment Agreement dated May 20, 2022, between Ernesto Luciano and the Company.

10.21**†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

21.1*	Subsidiaries of the registrant

23.1*	Consent of BDO USA, LLP.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Chief Executive Officer

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Chief Financial Officer

32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, are formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Audited Consolidated Balance Sheets, (ii) the Audited Consolidated Statements of Income and Comprehensive Income, (iii) the Audited Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Audited Consolidated Statements of Cash Flows, and (v) the Notes to Audited Consolidated Financial Statements.

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL and contained in Exhibit 101.

†Management contract or compensatory plan or arrangement.
*Filed herewith.
**Previously filed.
#    Furnished herewith.

Index
ITEM 16.    FORM 10-K SUMMARY
None.

Index
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Money Express, Inc. (Registrant)

March 15, 2023	By:	/s/ Robert Lisy
Robert Lisy
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Lisy	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 15, 2023
Robert Lisy

/s/ Andras Bende	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2023
Andras Bende

/s/ Debra Bradford	Director	March 15, 2023
Debra Bradford

/s/ Bernardo Fernández	Director	March 15, 2023
Bernardo Fernández

/s/ Adam Godfrey	Director	March 15, 2023
Adam Godfrey

/s/ Laura Maydón	Director	March 15, 2023
Laura Maydón

/s/ Michael Purcell	Lead Independent Director	March 15, 2023
Michael Purcell

/s/ John Rincon	Director	March 15, 2023
John Rincon

/s/ Justin Wender	Director	March 15, 2023
Justin Wender