Form 10-Q
period 2023-03-31
International Money Express, Inc.
filed 2023-05-05
CIK 1683695

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒
As of April 28, 2023, there were 36,418,273 shares of the registrant’s common stock, $0.0001 par value per share, outstanding. The registrant has no other class of common stock outstanding.

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
•factors relating to our business, operations and financial performance, including:
◦the Company’s ability to successfully execute, manage, integrate and obtain the anticipated financial benefits of key acquisitions and mergers, including the acquisitions of Envios de Valores La Nacional Corp. (“La Nacional”) and LAN Holdings, Corp. (“LAN Holdings”);
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
◦our ability to maintain favorable banking and agent relationships necessary to conduct our business;
◦credit risks from our agents and the financial institutions with which we do business;
◦bank failures, sustained financial illiquidity, or illiquidity at our clearing, cash management or custodial financial institutions;
◦new technology or competitors that disrupt the current ecosystem, including the introduction of new digital platforms;
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
◦our ability to protect our brands and intellectual property rights;
◦weakness in U.S. or international economic conditions;
◦changes in tax laws in the countries in which we operate;
◦our ability to recruit and retain key personnel; and
•other economic, business and/or competitive factors, risks and uncertainties, including those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in our Annual Report on Form 10-K for the year ended December 31, 2022.
All forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Index
PART 1 – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	March 31, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$85,453	$149,493
Accounts receivable, net	102,596	129,808
Prepaid wires, net	106,878	90,386
Prepaid expenses and other current assets	9,482	12,749
Total current assets	304,409	382,436

Property and equipment, net	28,173	28,160
Goodwill	48,640	49,774
Intangible assets, net	18,666	19,826
Other assets	30,910	31,876
Total assets	$430,798	$512,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net	$5,522	$4,975
Accounts payable	21,281	25,686
Wire transfers and money orders payable, net	91,923	112,251
Accrued and other liabilities	37,698	41,855
Total current liabilities	156,424	184,767

Long-term liabilities:
Debt, net	93,718	150,235
Lease liabilities, net	21,872	23,272
Deferred tax liability, net	2,931	3,892
Total long-term liabilities	118,521	177,399

Commitments and contingencies, see Note 16

Stockholders’ equity:
Common stock $0.0001 par value; 230,000,000 shares authorized, 39,556,217 and 39,453,236 shares issued and 36,417,492 and 36,630,970 shares outstanding as of March 31, 2023 and December 31, 2022, respectively.	4	4
Additional paid-in capital	71,797	70,210
Retained earnings	150,896	139,134
Accumulated other comprehensive income (loss)	40	(142)
Treasury stock, at cost; 3,138,725 and 2,822,266 shares as of March 31, 2023 and December 31, 2022, respectively.	(66,884)	(59,300)
Total stockholders’ equity	155,853	149,906
Total liabilities and stockholders’ equity	$430,798	$512,072

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except for share data, unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Wire transfer and money order fees, net	$124,450	$98,000
Foreign exchange gain, net	19,168	15,674
Other income	1,746	992
Total revenues	145,364	114,666

Operating expenses:
Service charges from agents and banks	96,117	76,993
Salaries and benefits	16,168	11,310
Other selling, general and administrative expenses	11,337	7,069
Depreciation and amortization	2,903	2,183
Total operating expenses	126,525	97,555

Operating income	18,839	17,111

Interest expense	2,192	952

Income before income taxes	16,647	16,159

Income tax provision	4,885	4,505

Net income	11,762	11,654

Other comprehensive income	182	112

Comprehensive income	$11,944	$11,766

Earnings per common share:
Basic	$0.32	$0.30
Diluted	$0.31	$0.30

Weighted-average common shares outstanding:
Basic	36,480,972	38,362,014
Diluted	37,361,953	39,077,665

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except for share data, unaudited)

	Three Months Ended March 31, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	39,453,236	$4	(2,822,266)	$(59,300)	$70,210	$139,134	$(142)	$149,906
Net income	—	—	—	—	—	11,762	—	11,762
Issuance of common stock:
Exercise of stock options, net of shares withheld for taxes	57,250	—	—	—	723	—	—	723
Restricted stock units and awards, net of shares withheld for taxes	44,905	—	—	—	(834)	—	—	(834)
Fully vested shares	826	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1,698	—	—	1,698
Adjustment from foreign currency translation, net	—	—	—	—	—	—	182	182
Acquisition of treasury stock, at cost	—	—	(316,459)	(7,584)	—	—	—	(7,584)
Balance, March 31, 2023	39,556,217	$4	(3,138,725)	$(66,884)	$71,797	$150,896	$40	$155,853

	Three Months Ended March 31, 2022
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	38,820,222	$4	(341,522)	$(5,566)	$66,875	$81,803	$(76)	$143,040
Net income	—	—	—	—	—	11,654	—	11,654
Issuance of common stock:
Exercise of stock options, net of shares withheld for taxes	43,725	—	—	—	561	—	—	561
Restricted stock units and awards, net of shares withheld for taxes	20,787	—	—	—	(273)	—	—	(273)
Fully vested shares	1,002	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1,268	—	—	1,268
Adjustment from foreign currency translation, net	—	—	—	—	—	—	112	112
Acquisition of treasury stock, at cost	—	—	(224,388)	(3,628)	—	—	—	(3,628)
Balance, March 31, 2022	38,885,736	$4	(565,910)	$(9,194)	$68,431	$93,457	$36	$152,734

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$11,762	$11,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,903	2,183
Share-based compensation	1,698	1,268
Provision for credit losses	785	442
Debt origination costs amortization	246	253
Deferred income tax (benefit) provision, net	(623)	51
Non-cash lease expense	2,064	468
Loss on disposal of property and equipment	398	140
Total adjustments	7,471	4,805
Changes in operating assets and liabilities:
Accounts receivable, net	26,432	(19,546)
Prepaid wires, net	(15,433)	41,879
Prepaid expenses and other assets	3,217	360
Wire transfers and money orders payable, net	(21,593)	3,232
Lease liabilities	(2,473)	(580)
Accounts payable and accrued and other liabilities	(8,225)	(8,520)
Net cash provided by operating activities	1,158	33,284

Cash flows from investing activities:
Purchases of property and equipment	(2,119)	(4,316)
Net cash used in investing activities	(2,119)	(4,316)

Cash flows from financing activities:
Repayments of term loan facility	(1,094)	(1,094)
Repayments under revolving credit facility, net	(55,000)	—
Proceeds from exercises of stock options	723	561
Payments for stock awards	(834)	(273)
Repurchases of common stock	(7,584)	(3,628)
Net cash used in financing activities	(63,789)	(4,434)

Effect of exchange rate changes on cash and cash equivalents	710	229

Net (decrease) increase in cash and cash equivalents	(64,040)	24,763

Cash and cash equivalents, beginning of period	149,493	132,474

Cash and cash equivalents, end of period	$85,453	$157,237

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands, unaudited)

	Three Months Ended March 31,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,001	$698
Cash paid for income taxes	$145	$2,804

Supplemental disclosures of non-cash investing and financing activities:
Non-cash lease liabilities arising from obtaining right-of-use assets	$552	$5,613

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

The Company’s interim condensed consolidated financial statements and related notes are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. The results reported in these interim condensed consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. Certain information and footnote disclosures required by GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

In March 2022, the Company entered into a definitive purchase agreement to acquire Envios de Valores La Nacional Corp. (“La Nacional”) and LAN Holdings, Corp. (“LAN Holdings”), which either directly or indirectly operate as money remittance companies in the United States, Canada and certain countries in Europe. The acquisition of La Nacional was closed effective November 1, 2022 and the acquisition of LAN Holdings was closed effective April 5, 2023. Refer to Note 3 and Note 17 for additional information on the closings of the acquisitions of La Nacional and LAN Holdings, respectively.

Concentrations

The Company maintains certain of its cash balances in various U.S. banks, which at times, may exceed federally insured limits. The Company has not incurred any losses on these accounts. In addition, the Company maintains various bank accounts in Mexico, Guatemala and Canada, which are not insured. During the three months ended March 31, 2023, the Company has not incurred any losses on these uninsured foreign bank accounts.

In addition, a substantial portion of our paying agents are concentrated in a few large banks and financial institutions and large retail chains in Latin American countries.

Accounting Pronouncements

The FASB issued guidance, ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to apply Topic 606: Revenue from Contracts with Customers to recognize and measure contract assets and contract liabilities in a business combination. This guidance improves comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The Company adopted this guidance on January 1, 2023 prospectively for business combinations that occur after the adoption date. The adoption of this accounting standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Index
NOTE 2 – REVENUES
The Company recognized revenues from contracts with customers for the three months ended March 31, 2023 and 2022, as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Wire transfer and money order fees	$125,007	$98,404
Discounts and promotions	(557)	(404)
Wire transfer and money order fees, net	124,450	98,000
Foreign exchange gain, net	19,168	15,674
Other income	1,746	992
Total revenues	$145,364	$114,666

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

Wire transfers and money order fees include money order fees of $0.6 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.

NOTE 3 – ACQUISITIONS
Envios de Valores La Nacional Corp.

On November 1, 2022, the Company completed the acquisition of 100% of the voting interest of La Nacional (the “La Nacional Acquisition”) and on April 5, 2023, the Company completed the acquisition of 100% of the voting interest of LAN Holdings (the “LAN Acquisition”) (the “LAN Acquisition,” and together with the La Nacional Acquisition, the “Acquisitions”). See “LAN Holdings, Corp.” section below.

The Company paid cash consideration of $39.7 million upon consummation of the La Nacional Acquisition (subject to customary purchase price adjustments) and anticipates up to an additional $2.4 million in contingent consideration to be paid in cash in 2023 as a result of La Nacional achieving certain transaction volume and financial targets during 2023. The contingent consideration fair value as of both March 31, 2023 and December 31, 2022 was approximately $1.3 million.

The following table summarizes the estimated fair values of consideration paid and identifiable net assets acquired in the La Nacional Acquisition on November 1, 2022, the measurement period adjustments in the three months ended March 31, 2023 and the estimated fair values of consideration transferred and identifiable net assets acquired as of March 31, 2023. The measurement period of the La Nacional Acquisition extends to one year from November 1, 2022.

Index

	November 1, 2022 (As initially reported)	Measurement Period Adjustments	March 31, 2023 (As Adjusted)
Assets acquired:
Cash and cash equivalents	$39,569	$—	$39,569
Accounts receivable	16,504	—	16,504
Prepaid wires	571	—	571
Prepaid expenses and other current assets	1,219	430	1,649
Property and Equipment	4,077	—	4,077
Intangible assets	8,450	—	8,450
Other assets	13,659	—	13,659
Total identifiable assets acquired	84,049	430	84,479

Liabilities assumed:
Accounts payable	(1,260)	—	(1,260)
Wire transfers and money orders payable	(35,595)	—	(35,595)
Accrued and other liabilities	(3,651)	366	(3,285)
Lease liabilities	(13,067)	—	(13,067)
Deferred tax liability	(2,969)	338	(2,631)
Total liabilities assumed	(56,542)	704	(55,838)

Net identifiable assets acquired	27,507	1,134	28,641
Consideration transferred	41,021	—	41,021
Goodwill	$13,514	$(1,134)	$12,380

LAN Holdings, Corp.

On April 5, 2023, the Company completed the previously announced acquisition of 100% of the issued and outstanding stock of LAN Holdings. LAN Holdings provides the Company the opportunity to enter into markets in which it did not have a presence previously, such as the ability to provide outbound remittances from Spain, Italy, and Germany.

The consideration paid by the Company in connection with the LAN Acquisition was $8.0 million in cash, subject to customary purchase price adjustments. The Company will also pay an additional $0.6 million in cash related to LAN Holdings’ achievement of certain operational milestones during 2023, which the parties have agreed have been achieved; accordingly, the earn-out will be paid under the terms of the definitive purchase agreement.

As of the date of these condensed consolidated financial statements, due to the recent closing of the LAN Acquisition, the initial accounting for the LAN Acquisition is incomplete, including a preliminary allocation of the consideration transferred to the fair value of the assets acquired and liabilities assumed. In addition, due to the timing of the LAN Acquisition, the potential income tax consequences of this transaction have not been fully determined.

Transaction Costs

Transaction costs include all internal and external costs directly related to the Company’s acquisition activity, consisting primarily of legal, consulting, accounting and financial advisory fees. Transaction costs for the three months ended March 31, 2023 amounted to $0.1 million and related to the LAN Acquisition, and are included in other selling, general and administrative expenses on the condensed consolidated statement of income and comprehensive income. There were no transaction costs for the three months ended March 31, 2022.

Index
NOTE 4 – ACCOUNTS RECEIVABLE AND AGENT ADVANCES RECEIVABLE, NET OF ALLOWANCE
Accounts Receivable

Accounts receivable represents outstanding balances from sending agents for pending wire transfers or money orders from consumers. The outstanding balance of accounts receivable, net of allowance for credit losses, consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Accounts receivable	$105,160	$132,363
Allowance for credit losses	(2,564)	(2,555)
Accounts receivable, net	$102,596	$129,808

Agent Advances Receivable

Agent advances receivable, net of allowance for credit losses, from sending agents is as follows (in thousands):

	March 31, 2023	December 31, 2022
Agent advances receivable, current	$1,666	$1,373
Allowance for credit losses	(60)	(62)
Net current	$1,606	$1,311

Agent advances receivable, long-term	$1,533	$1,423
Allowance for credit losses	(33)	(31)
Net long-term	$1,500	$1,392

The net current portion of agent advances receivable is included in prepaid expenses and other current assets (see Note 5), and the net long-term portion is included in other assets (see Note 5) in the condensed consolidated balance sheets. Certain agent advances receivable bear interest and have interest rates ranging from 0% to 14.5% per annum. The Company had an immaterial amount of accrued interest receivable as of March 31, 2023 and December 31, 2022, which was included in the allowance for credit losses calculation. As of March 31, 2023 and December 31, 2022, there were $3.2 million and $2.8 million, respectively, of agent advances receivable collateralized by personal guarantees from sending agents and assets from their businesses in case of a default by the agent.

The maturities of agent advances receivable at March 31, 2023 are as follows (in thousands):

Unpaid Advance Balance
Under 1 year	$1,666
Between 1 and 2 years	1,420
More than 2 years	113
Total	$3,199

Allowance for Credit Losses

The changes in the allowance for credit losses related to accounts receivable and agent advances receivable are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning balance	$2,648	$2,249
Provision	785	442
Charge-offs	(1,008)	(532)
Recoveries	232	97
Ending Balance	$2,657	$2,256

Index
The allowance for credit losses allocated by financial instrument category is as follows (in thousands):

	March 31, 2023	December 31, 2022
Accounts receivable	$2,564	$2,555
Agent advances receivable	93	93
Allowance for credit losses	$2,657	$2,648

NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid insurance	$787	$1,578
Prepaid fees and services	1,822	1,986
Agent incentives advances	955	1,014
Agent advances receivable, net of allowance	1,606	1,311
Assets pending settlement	66	211
Tenant allowance	2,815	3,753
Prepaid income taxes	123	2,130
Prepaid expenses and current assets - other	1,308	766
	$9,482	$12,749

Other assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Revolving line origination fees	$1,455	$1,578
Agent incentives advances	1,091	1,062
Agent advances receivable, net of allowance	1,500	1,392
Right-of-use assets, net	23,279	24,768
Funds held by seized banking entities, net of allowance	1,766	1,646
Other assets	1,819	1,430
	$30,910	$31,876

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

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
Goodwill and the majority of intangible assets on the condensed consolidated balance sheets of the Company were recognized from business acquisitions. Intangible assets on the condensed consolidated balance sheets of the Company consist of agent relationships, trade names, developed technology and other intangible assets. Agent relationships, trade names and developed technology are all amortized over 15 years using an accelerated method that correlates with the projected realization of the benefit. The agent relationships intangible represents the network of independent sending agents; trade names refers to the Intermex and La Nacional names, branded on all agent locations and well recognized in the market; and developed technology includes the state-of-the-art system that the Company has continued to develop and improve over the past 20 years. Other intangible assets relate to the acquisition of Company-operated stores, which are amortized on a straight line basis over 10 years. The determination of our intangible fair values includes several assumptions that are subject to various risks and uncertainties. Management believes it has made reasonable estimates and judgments concerning these risks and uncertainties, and no impairment charges were determined necessary to be recognized during the three months ended March 31, 2023.

Index

The following table presents the changes in goodwill and intangible assets (in thousands):

	Goodwill	Intangibles
Balance at December 31, 2022	$49,774	$19,826
Measurement period adjustment (Refer to Note 3)	(1,134)	—
Amortization expense	—	(1,160)
Balance at March 31, 2023	$48,640	$18,666

Amortization expense related to intangible assets for the remainder of 2023 and thereafter is as follows (in thousands):

2023	$3,344
2024	3,512
2025	2,768
2026	2,187
2027	1,736
Thereafter	5,119
$18,666

NOTE 7 – LEASES
To conduct certain of our operations, the Company is a party to leases for office space, warehouses and Company-operated store locations. In December 2022, the Company entered into a lease agreement, which expires in 2033, for its new headquarters to accommodate its growing workforce. The Company expects to complete the move to the new headquarters in the second half of 2023 following the completion of leasehold improvements. The new lease agreement provides for the Company to receive a tenant allowance amounting to approximately $3.8 million through the third quarter of 2023 and the Company will commence making monthly lease payments on November 1, 2024. Such tenant allowance has been recorded within prepaid expenses and other current assets in the condensed consolidated balance sheet.

The presentation of right-of-use assets and lease liabilities in the condensed consolidated balance sheet is as follows (in thousands):

Leases	Classification	March 31, 2023	December 31, 2022
Assets
Right-of-use assets	Other assets(1)	$23,279	$24,768
Total leased assets		$23,279	$24,768

Liabilities
Current
Operating	Accrued and other liabilities	$4,787	$5,258
Noncurrent
Operating	Lease liabilities	21,872	23,272
Total Lease liabilities		$26,659	$28,530
(1) Operating right of-use assets are recorded net of accumulated amortization of $7.1 million and $5.6 million as of March 31, 2023 and December 31, 2022, respectively.

Lease expense for the three months ended March 31, 2023 and 2022, was as follows (in thousands):

		Three Months Ended March 31,
Lease Cost	Classification	2023	2022
Operating lease cost	Other selling, general and administrative expenses	$2,064	$468

Index

For the three months ended March 31, 2023 and 2022, the Company’s weighted-average remaining lease terms on its operating leases was 6.8 years and 4.0 years, respectively, and the Company’s weighted-average discount rate was 5.77% and 2.59%, respectively, which is the Company’s incremental borrowing rate. The Company used its incremental borrowing rate for all leases, as none of the Company’s lease agreements provide a readily determinable implicit rate.

Lease Payments

Future minimum lease payments for assets under non-cancelable operating lease agreements with original terms of more than one year for the remainder of 2023 and thereafter are as follows (in thousands):

2023	$3,835
2024	4,938
2025	5,681
2026	4,274
2027	3,167
Thereafter	14,658
Total lease payments	36,553
Less: Imputed interest	(9,894)
Present value of lease liabilities	$26,659

NOTE 8 – WIRE TRANSFERS AND MONEY ORDERS PAYABLE, NET
Wire transfers and money orders payable, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Wire transfers payable, net	$36,539	$55,572
Customer voided wires payable	25,976	27,236
Money orders payable	29,408	29,443
	$91,923	$112,251

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

Index
NOTE 9 – ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Commissions payable to sending agents	$13,715	$19,141
Accrued salaries and benefits	4,057	5,578
Accrued bank charges	1,867	1,644
Accrued other professional fees	1,437	1,169
Accrued taxes	4,211	1,329
Lease liabilities, current portion	4,787	5,258
Contingent consideration liability	1,321	1,321
Deferred revenue loyalty program	4,299	4,212
Accrued transaction costs	89	134
Other	1,915	2,069
	$37,698	$41,855

The following table shows the changes in the deferred revenue loyalty program liability (in thousands):

Balance, December 31, 2022	$4,212
Revenue deferred during the period	669
Revenue recognized during the period	(582)
Balance, March 31, 2023	$4,299

NOTE 10 – DEBT
Debt consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Revolving credit facility	$21,000	$76,000
Term loan facility	79,844	80,938
	100,844	156,938
Less: Current portion of long-term debt (1)	(5,522)	(4,975)
Less: Debt origination costs	(1,604)	(1,728)
	$93,718	$150,235
(1)Current portion of long-term debt is net of debt origination costs of approximately $0.5 million both at March 31, 2023 and December 31, 2022.

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

On November 11, 2022, the Loan Parties entered into a First Amendment Agreement (the “First Amendment”) to the A&R Credit Agreement. The Amendment replaces LIBOR as a benchmark interest rate for loans under the A&R Credit Agreement with the secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”), and amends all applicable provisions of the A&R Credit Agreement with respect to such replacement of LIBOR as the benchmark interest rate. Except as amended by the First Amendment, the A&R Credit Agreement remains in full force and effect.

Index
Effective as of April 18, 2023, the Company amended its A&R Credit Agreement to increase the revolving credit commitments available thereunder by $70.0 million to an aggregate of $220.0 million. The credit commitments are available for general corporate purposes to support the Company’s growth and to fund working capital needs and will be subject to the same interest rate and other terms applicable to the outstanding revolving credit commitments under the A&R Credit Agreement. In addition, as amended, the A&R Credit Agreement provides the Company with a refreshed uncommitted incremental facility which may be utilized for new revolving credit facilities or term loans in an aggregate amount of up to $70.0 million.

The unamortized portion of debt origination costs totaled approximately $3.1 million and $3.3 million at March 31, 2023 and December 31, 2022, respectively. Amortization of debt origination costs is included as a component of interest expense in the condensed consolidated statements of income and comprehensive income and amounted to approximately $0.2 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

At the election of the Company, interest on the term loan facility and revolving loans under the A&R Credit Agreement, as amended, may be determined by reference to SOFR plus an index adjustment of 0.10% and an applicable margin ranging between 2.50% and 3.00% based upon the Company’s consolidated leverage ratio, as calculated pursuant to the terms of the A&R Credit Agreement. Loans (other than Term Loans, as defined in the A&R Credit Agreement), may also bear interest at the Base Rate, plus an applicable margin ranging between 1.50% and 2.00% based upon the Company’s consolidated leverage ratio, as so calculated. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum. The effective interest rates for the three months ended March 31, 2023 for the term loan facility and revolving credit facility were 7.75% and 1.74%, respectively, and 3.26% and 0.72% for the three months ended March 31, 2022, respectively.

Interest is payable (x)(i) generally on the last day of each interest period selected for SOFR loans, but in any event, not less frequently than every three months, and (ii) on the last business day of each quarter for base rate loans and (y) at final maturity. The principal amount of the term loan facility under the A&R Credit Agreement must be repaid in consecutive quarterly installments of 5.0% in years 1 and 2, 7.5% in year 3, and 10.0% in years 4 and 5, in each case on the last day of each quarter, which commenced in September 2021 with a final balloon payment at maturity. The term loans under the A&R Credit Agreement may be prepaid at any time without premium or penalty. Revolving loans may be borrowed, repaid and reborrowed from time to time in accordance with the terms and conditions of the A&R Credit Agreement. The Company is also required to repay the loans upon receipt of net proceeds from certain casualty events, upon the disposition of certain property and upon incurrence of indebtedness not permitted by the A&R Credit Agreement. In addition, the Company is required to make mandatory prepayments annually from excess cash flow if the Company’s consolidated leverage ratio (as calculated under the A&R Credit Agreement) is greater than or equal to 3.0, and the remainder of any such excess cash flow is contributed to the available amount which may be used for a variety of purposes, including investments and distributions.

The A&R Credit Agreement, as amended, contains financial covenants that require the Company to maintain a quarterly minimum fixed charge coverage ratio of 1.25:1.00 and a quarterly maximum consolidated leverage ratio of 3.25:1.00 and generally restricts the ability of the Company to make certain restricted payments, including the repurchase of shares of its common stock, provided that the Company may make restricted payments, among others, (i) without limitation so long as the Consolidated Leverage Ratio (as defined in the A&R Credit Agreement), as of the then most recently completed four fiscal quarters of the Company, after giving pro forma effect to such restricted payments, is 2.25:1.00 or less, (ii) that do not exceed, in the aggregate during any fiscal year, the greater of (x) $23.8 million and (y) 25.00% of Consolidated EBITDA (as defined in the A&R Credit Agreement) for the then most recently completed four fiscal quarters of the Company and (iii) to repurchase Company common stock from current or former employees in an aggregate amount of up to $10.0 million per calendar year. The A&R Agreement also contains covenants that limit the Company’s and its subsidiaries’ ability to, among other things, grant liens, incur additional indebtedness, make acquisitions or investments, dispose of certain assets, change the nature of their businesses, enter into certain transactions with affiliates or amend the terms of material indebtedness.

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

Index
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

NOTE 12 – SHARE-BASED COMPENSATION
International Money Express, Inc. Omnibus Equity Compensation Plans

The International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (the “2020 Plan”) provides for the granting of stock-based incentive awards, including stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) to employees, certain other service providers and independent directors of the Company. There are approximately 3.7 million shares of the Company’s common stock approved for issuance under the 2020 Plan, which includes 0.4 million shares that were previously subject to awards granted under the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (the “2018 Plan” and together with the 2020 Plan, the “Plans”). Although awards remain outstanding under the 2018 Plan, which was terminated effective June 26, 2020, no additional awards may be granted under the 2018 Plan. As of March 31, 2023, 2.1 million shares remained available for future awards under the 2020 Plan.

Stock Options

Share-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The stock options issued under the Plans have 10-year terms and generally vest in four equal annual installments beginning one year after the date of the grant. The Company recognized compensation expense for stock options of approximately $0.1 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively, which are included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. As of March 31, 2023, unrecognized compensation expense related to stock options of approximately $0.4 million is expected to be recognized over a weighted-average period of 0.9 years.

A summary of stock option activity under the Plans during the three months ended March 31, 2023 is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2022	711,050	$11.56	6.26	$4.28
Granted	—	$—		$—
Exercised	(57,250)	$12.63		$5.22
Forfeited	(7,500)	$15.15		$7.08
Outstanding at March 31, 2023	646,300	$11.42	5.97	$4.17

Exercisable at March 31, 2023	506,300	$10.91	5.71	$3.86

Restricted Stock Units

The RSUs granted under the Plans to the Company’s employees generally vest in four equal annual installments beginning one year after the applicable date set forth in the applicable grant agreement, while RSUs issued to the Company’s independent directors vest on the one-year anniversary from the grant date. The Company recognized compensation expense for RSUs of approximately $0.5 million and $0.4 million for the three months ended March 31, 2023 and 2022, which are included in salaries and benefits in the condensed consolidated

Index
statements of income and comprehensive income. As of March 31, 2023, unrecognized compensation expense related to RSUs of approximately $6.7 million is expected to be recognized over a weighted-average period of 2.1 years.

A summary of RSU activity during the three months ended March 31, 2023 is presented below:

	Number of RSUs	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2022	316,902	$16.58
Granted(1)	134,425	$25.70
Vested	(63,127)	$15.23
Forfeited	(8,409)	$17.69
Outstanding (nonvested) at March 31, 2023	379,791	$20.01
(1) The aggregate fair value of all RSUs granted during the three months ended March 31, 2023 was approximately $3.5 million.

Share Awards

The Lead Independent Director and Chairs of the Committees of the Board of Directors are granted, in aggregate, $80.5 thousand in awards of fully vested shares of the Company’s common stock, payable on a quarterly basis at the end of each quarter in payment of fees earned in such capacities. During the three months ended March 31, 2023 and 2022, 826 and 1,002 fully vested shares, respectively, were granted to the Lead Independent Director and Chairs of the Committees of the Board of Directors resulting in compensation expense of $20.1 thousand and $16.0 thousand, respectively, recorded and included in salaries and benefits in the condensed consolidated statements of income and comprehensive income.

Restricted Stock Awards

The RSAs issued under the Plans to the Company’s employees generally vest in four equal annual installments beginning one year after the applicable date set forth in the applicable grant agreement. The Company recognized compensation expense for RSAs granted of $0.2 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively, which are included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. As of March 31, 2023, there was $3.7 million of unrecognized compensation expense related to RSAs, which is expected to be recognized over a weighted-average period of 2.1 years.

A summary of RSA activity during the three months ended March 31, 2023 is presented below:

	Number of RSAs	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2022	159,562	$15.28
Granted(1)	77,822	$25.70
Vested	(45,404)	$15.14
Forfeited	—	$—
Outstanding (nonvested) at March 31, 2023	191,980	$19.53
(1) The aggregate fair value of all RSAs granted during the three months ended March 31, 2023 was approximately $2.0 million.

Performance Stock Units

PSUs granted to the Company’s employees generally vest subject to attainment of performance criteria during the service period established by the Compensation Committee. Each PSU represents the right to receive one share of common stock, and the actual number of shares issuable upon vesting is determined based upon performance compared to financial performance targets. The PSUs vest based on the achievement of certain revenue or adjusted earnings per share parameters for a period of two years combined with a service period of three years. Compensation cost is recognized over the requisite service period when it is probable that the performance condition will be satisfied. During the third quarter of 2022, the Company reassessed the probability of vesting for PSU awards and determined that it was probable that a higher performance target will be achieved; therefore, the Company recognized a cumulative catch-up adjustment of approximately $1.1 million as additional compensation expense for the three months ended September 30, 2022. On February 28, 2023, the Compensation Committee determined that the higher performance target was achieved and approved the incremental grant of PSUs.

The Company recognized compensation expense for PSUs of $0.8 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively, which are included in salaries and benefits in the condensed consolidated statements of income and comprehensive

Index
income. As of March 31, 2023, there was $6.7 million of unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted-average period of 2.1 years.

A summary of PSU activity during the three months ended March 31, 2023 is presented below:

	Number of PSUs	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2022	300,871	8.63	$17.30
Granted(1)	318,386		$19.49
Vested	—		$—
Forfeited	—		$—
Outstanding (nonvested) at March 31, 2023	619,257	8.62	$18.43
(1) The aggregate fair value of all PSUs granted during the three months ended March 31, 2023 was approximately $6.2 million.

NOTE 13 – EQUITY
In August 2021, the Company’s Board of Directors approved a stock repurchase program (the “Repurchase Program”) that authorizes the Company to purchase up to $40.0 million of its outstanding shares of the Company’s common stock. On March 3, 2023 the Board of Directors approved an increase to the Repurchase Program that authorizes the Company to purchase an additional $100.0 million of its outstanding shares. Under the Repurchase Program, the Company is authorized to repurchase shares from time to time in accordance with applicable laws, both on the open market and in privately negotiated transactions and may include the use of derivative contracts or structured share repurchase agreements. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of the Company’s common stock and the nature of other investment opportunities. The Repurchase Program may be limited, suspended or discontinued at any time without prior notice. The Repurchase Program does not have an expiration date. The A&R Credit Agreement, as amended, permits the Company to make restricted payments (including share repurchases, among others), (i) without limitation so long as the Consolidated Leverage Ratio (as defined in the A&R Credit Agreement, as amended), as of the then most recently completed four fiscal quarters of the Company, after giving pro forma effect to such restricted payments, is 2.25:1.00 or less, (ii) that do not exceed, in the aggregate during any fiscal year, the greater of (x) $23.8 million and (y) 25.00% of Consolidated EBITDA (as defined in the A&R Credit Agreement) for the then most recently completed four fiscal quarters of the Company and (iii) to repurchase Company common stock from current or former employees in an aggregate amount of up to $10.0 million per calendar year.

The Company accounts for purchases of treasury stock under the cost method. Any direct costs incurred to acquire treasury stock are considered stock issue costs and added to the cost of the treasury stock. During the three months ended March 31, 2023, the Company purchased 316,459 shares for an aggregate purchase price of $7.6 million. During the three months ended March 31, 2022, the Company purchased 224,388 shares for an aggregate purchase price of $3.6 million. As of March 31, 2023, there was $100.7 million available for future share repurchases under the Repurchase Program.

Index
NOTE 14 – EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income for the period by the weighted-average number of common shares outstanding for the period. In computing dilutive earnings per share, basic earnings per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards, including common stock options, RSUs, RSAs and PSUs.

Below are basic and diluted earnings per share for the periods indicated (in thousands, except for share data):

	Three Months Ended March 31,
	2023	2022

Net income for basic and diluted earnings per common share	$11,762	$11,654

Shares:
Weighted-average common shares outstanding – basic	36,480,972	38,362,014
Effect of dilutive securities:
RSUs	140,639	62,058
Stock options	335,866	549,941
RSAs	71,206	25,935
PSUs	333,270	77,717
Weighted-average common shares outstanding – diluted	37,361,953	39,077,665

Earnings per common share – basic	$0.32	$0.30
Earnings per common share – diluted	$0.31	$0.30

As of March 31, 2023, there were 45.5 thousand RSUs, 25.1 thousand RSAs and 47.3 thousand PSUs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.

As of March 31, 2022, there were 304.0 thousand stock options, 55.6 thousand RSUs, 33.2 thousand RSAs and 13.1 thousand PSUs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.

As discussed in Note 13, the Company repurchased 316,459 and 224,388 shares of treasury stock for $7.6 million and $3.6 million in the three months ended March 31, 2023 and 2022, respectively. The effect of these repurchases on the Company’s weighted-average shares outstanding for the three months ended March 31, 2023 and 2022 was a reduction of 188,572 and 135,259 shares, respectively, due to the timing of the repurchases.

Index
NOTE 15 – INCOME TAXES
A reconciliation between the income tax provision at the U.S. statutory tax rate and the Company’s income tax provision on the condensed consolidated statements of income and comprehensive income is below (in thousands, except for tax rates):

	Three Months Ended March 31,
	2023	2022
Income before income taxes	$16,647	$16,159
U.S statutory tax rate	21%	21%
Income tax expense at statutory rate	3,496	3,393

State tax expense, net of federal benefit	1,314	984
Foreign tax rates different from U.S. statutory rate	49	12
Non-deductible expenses	225	137
Stock compensation	(208)	(21)
Other	9	—
Total income tax provision	$4,885	$4,505

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

Our income tax provision includes the expected benefit of all deferred tax assets, including our net operating loss carryforwards. With few exceptions, our net operating loss carryforwards will expire from 2039 through 2042. After consideration of all evidence, both positive and negative, management has determined that no valuation allowance is required as of March 31, 2023 on the Company’s U.S. federal or state deferred tax assets; however, a valuation allowance has been recorded as of March 31, 2023 on deferred tax assets associated with Canadian net operating loss carryforwards.

As presented in the income tax reconciliation above, the tax provision recognized on the condensed consolidated statements of income and comprehensive income was impacted by state taxes, non-deductible officer compensation and share-based compensation tax benefits, and foreign tax rates applicable to the Company’s foreign subsidiaries that are higher or lower than the U.S. statutory rate. Our effective state tax rate for the three months ended March 31, 2023 was higher than our effective state tax rate for the three months ended March 31, 2022. The increase in our effective state tax rate is primarily a result of revenue from La Nacional earned during the three months ended March 31, 2023 which is sourced to states with relatively higher tax rates.

NOTE 16 – COMMITMENTS AND CONTINGENCIES
Leases

In the ordinary course of business, the Company enters into leases for office space, warehouses and certain Company-operated store locations. Refer to Note 7 – Leases.
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

The Company operates in all 50 U.S. states, two U.S. territories and three other countries. Money transmitters and their agents are under regulation by state and federal laws. Violations may result in civil or criminal penalties or a prohibition from providing money transfer services in a particular jurisdiction. It is the opinion of the Company’s management, based on information available at this time, that the expected outcome of regulatory examinations will not have a material adverse effect on either the results of operations or financial condition of the Company.

Index
Regulatory Requirements

Pursuant to applicable state licensing laws, certain domestic subsidiaries of the Company are required to maintain minimum tangible net worth and liquid assets (permissible investments) to cover the amount outstanding of wire transfers and money orders payable. As of March 31, 2023, the Company’s subsidiaries were in material compliance with these requirements.

NOTE 17 – SUBSEQUENT EVENTS
Acquisition of LAN Holdings, Corp.

On April 5, 2023, the Company completed the LAN Acquisition. Refer to Note 3 for additional information on the LAN Acquisition.
Second Amendment to the A&R Credit Agreement

Effective as of April 18, 2023, the Company amended its A&R Credit Agreement to increase its revolving credit commitments available under the A&R Credit Agreement. Refer to Note 10 for additional information.

Index
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report on Form 10-Q, as well as our Audited Consolidated Financial Statements and related Notes and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2022. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q, including “Risk Factors,” which are incorporated in the MD&A by reference. See “Special Note Regarding Forward-Looking Statements” for additional factors relating to such statements, and see “Risk Factors” in the documents that we have filed with or furnished to the SEC for a discussion of certain risk factors applicable to our business, financial condition and results of operations. Past operating results are not necessarily indicative of operating results in any future periods.

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

Our money remittance services enable consumers to send funds through our broad network of locations in the United States and Canada that are primarily operated by third-party businesses, as well as through our Company-operated stores located in the United States. Transactions are processed and payment is collected by our agent (“sending agent(s)”) and those funds become available for pickup by the beneficiary at the designated destination, usually within minutes, at any Intermex payer location (“paying agent(s)”). We refer to our sending agents and our paying agents collectively as agents. In addition, our services are offered digitally through Intermexonline.com and via Internet-enabled mobile devices. For the three months ended March 31, 2023, our sending agent network decreased slightly due to closing of low volume and unproductive sending agents, with which we are no longer doing business. For the three months ended March 31, 2023, principal amount sent increased by approximately 22.4% to $5.3 billion, as compared to the same period in 2022 and total remittances processed were approximately 12.9 million, representing an increase of approximately 28.6%, as compared to the same period in 2022.

Acquisition of La Nacional and LAN Holdings
On November 1, 2022, the Company closed on the acquisition of La Nacional effective November 1, 2022 and on April 5, 2023, we completed the acquisition of LAN Holdings. See Note 3 in Item 1 Financial Statements for additional information regarding the closing of the acquisitions of La Nacional and LAN Holdings. The acquisitions of La Nacional and LAN Holdings strengthens the Company’s presence in the Dominican Republic, Europe and other key markets in Latin America, Africa and Asia.

Index
Key Factors and Trends Affecting our Business
Various trends and other factors have affected and may continue to affect our business, financial condition and operating results, including, but not limited to:

•the Company's ability to successfully execute, manage, integrate and obtain the anticipated financial benefits of key acquisitions and mergers, including the acquisitions of La Nacional and LAN Holdings;
•economic factors such as inflation, the level of economic activity, recession risks and labor market conditions, as well as rising interest rates;
•public health conditions, responses thereto and the economic and market effects thereof;
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
•changes in tax laws in the countries we operate; and
•our ability to recruit and retain key personnel.

Worldwide political and economic conditions in key Latin American markets, particularly Mexico, Guatemala and certain countries in South America, continue to exhibit instability, as evidenced by higher interest rates, high unemployment rates, restricted lending activity, higher inflation, volatility in foreign currencies, low consumer confidence, supply chain disruptions, among other economic and market factors. Our business has generally been resilient during times of economic instability as money remittances are essential to many recipients, with the funds used by the receiving parties for their daily needs; however, long-term sustained appreciation of the Mexican peso or Guatemalan quetzal as compared to the U.S. dollar could negatively affect our revenues and profitability.

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

Index
procedures and performs independent testing to assess the effectiveness of our anti-money laundering and Bank Secrecy Act compliance program. We also maintain a regulatory affairs and licensing department, under the direction of our Chief Compliance Officer.

The market for money remittance services is very competitive. Our competitors include a small number of large money remittance providers, financial institutions, banks and a large number of small niche money remittance service providers that serve select regions. We compete with larger companies, such as Western Union, MoneyGram, Remitly and Euronet, and a number of other smaller money services business (“MSB”) entities. We generally compete for money remittance agents on the basis of value, service, quality, technical and operational differences, commission structure and marketing efforts. As a philosophy, we sell credible solutions to our sending agents, not discounts or higher commissions, as is typical for the industry. We compete for money remittance consumers on the basis of trust, convenience, service, efficiency of outlets, value, enhanced technology and brand recognition.

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

How We Assess the Performance of Our Business
In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are revenues, service charges from agents and banks, salaries and benefits, other selling, general and administrative expenses and net income. To help us assess our performance with these key indicators, we primarily use Adjusted Net Income, Adjusted Earnings per Share and Adjusted EBITDA as non-GAAP financial measures. We believe these non-GAAP measures provide useful information to investors and expanded insight to measure our revenue and cost performance as a supplement to our GAAP condensed consolidated financial statements. See the “Adjusted Net Income and Adjusted Earnings per Share” and “Adjusted EBITDA” sections below for reconciliations of these non-GAAP financial measures to net income and earnings per share, our closest GAAP measures.

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

Operating Expenses
Service Charges from Agents and Banks

Service charges primarily consist of sending agent commissions and payer and bank fees. Service charges vary based on sending agent commission percentages and the amount of fees charged by payers and banks. Sending agents earn a commission on each transaction they process of approximately 50% of the transaction fee. Payer fees are based on a fixed amount per transaction processed. Service charges may increase if banks or payer organizations increase their fee structure or sending agents use higher fee methods to remit funds to us. Service charges also vary based on the method the consumer selects to send the transfer and the payer organization that facilitates the transaction.

Salaries and Benefits

Salaries and benefits include cash and share-based compensation associated with our corporate employees and sales team as well as employees at our Company-operated stores. Corporate employees include management, customer service, compliance, information technology, operations, finance, legal and human resources. Our sales team, located throughout the United States and Canada, is focused on supporting and growing our sending agent network. Share-based compensation is primarily recognized as an expense on a straight-line basis over the requisite service period; unrecognized compensation expense related to stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) of approximately $17.5 million is expected to be recognized over a weighted-average period of 2.1 years.

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

Index
however, the majority relate to the overall business operation and compliance requirements of a regulated publicly traded financial services company. Selling expenses include expenses such as advertising and promotion, shipping, supplies and other expenses associated with serving and increasing our network of agents.

Transaction Costs

We incurred transaction costs associated with the acquisitions of La Nacional and LAN Holdings. These costs included all internal and external costs directly related to the transaction, consisting primarily of legal, consulting, accounting and advisory fees and certain incentive bonuses. They are presented within other selling, general and administrative expenses in our condensed consolidated statements of income and comprehensive income. See Note 3 to the condensed consolidated financial statements for additional information.

Depreciation and Amortization

Depreciation and amortization largely consists of depreciation of computer equipment and amortization of software that supports our technology platform. In addition, it includes amortization of intangible assets primarily related to our agent relationships, trade names and developed technology.

Non-Operating Expenses
Interest Expense

Interest expense consists primarily of interest associated with our debt, which consists of a term loan facility and a revolving credit facility. The effective interest rates for the three months ended March 31, 2023 for the term loan facility and revolving credit facility, were 7.75% and 1.74%, respectively.

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

Index
Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

	Three Months Ended March 31,
(in thousands, except for share data)	2023	2022
Revenues:
Wire transfer and money order fees, net	$124,450	$98,000
Foreign exchange gain, net	19,168	15,674
Other income	1,746	992
Total revenues	145,364	114,666

Operating expenses:
Service charges from agents and banks	96,117	76,993
Salaries and benefits	16,168	11,310
Other selling, general and administrative expenses	11,337	7,069
Depreciation and amortization	2,903	2,183
Total operating expenses	126,525	97,555

Operating income	18,839	17,111

Interest expense	2,192	952

Income before income taxes	16,647	16,159

Income tax provision	4,885	4,505

Net income	$11,762	$11,654

Earnings per common share:
Basic	$0.32	$0.30
Diluted	$0.31	$0.30

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Revenues
Revenues for the above periods are presented below:

($ in thousands)	Three Months Ended March 31, 2023	% of Revenues	Three Months Ended March 31, 2022	% of Revenues
Revenues:
Wire transfer and money order fees, net	$124,450	86%	$98,000	85%
Foreign exchange gain, net	19,168	13%	15,674	14%
Other income	1,746	1%	992	1%
Total revenues	$145,364	100%	$114,666	100%

Wire transfer and money order fees, net of $124.5 million for the three months ended March 31, 2023 increased by $26.5 million, or 27.0%, from $98.0 million for the three months ended March 31, 2022. The increase was primarily due to a 28.6% increase in transaction volume in the first quarter of 2023 compared to the first quarter of 2022, largely due to the transactions processed by La Nacional which

Index
accounted for approximately 17.0% of the increase, combined with our continued growth in volume processed by our existing agent network.

Revenues from foreign exchange gain, net of $19.2 million for the three months ended March 31, 2023 increased by $3.5 million, or 22.3%, from $15.7 million for the three months ended March 31, 2022. This increase was primarily due to the increase in transaction volume and a higher average amount sent by consumers, as well as increased foreign exchange volatility in the Mexican peso and Guatemalan quetzal during the quarter ended March 31, 2023.

Other income of $1.8 million for the three months ended March 31, 2023 increased by 0.8 million, or 76.0%, from $1.0 million for the three months ended March 31, 2022 primarily due to the impact of the revenue generated from other ancillary services provided by La Nacional to a particular segment of its consumer base.

Operating Expenses
Operating expenses for the above periods are presented below:

($ in thousands)	Three Months Ended March 31, 2023	% of Revenues	Three Months Ended March 31, 2022	% of Revenues
Operating expenses:
Service charges from agents and banks	$96,117	66%	$76,993	67%
Salaries and benefits	16,168	11%	11,310	10%
Other selling, general and administrative expenses	11,337	8%	7,069	6%
Depreciation and amortization	2,903	2%	2,183	2%
Total operating expenses	$126,525	87%	$97,555	85%

Service charges from agents and banks — Service charges from agents and banks were $96.1 million for the three months ended March 31, 2023 compared to $77.0 million for the three months ended March 31, 2022. The increase of $19.1 million, or 24.8%, was primarily due to the increase in transaction volume described above.

Salaries and benefits — Salaries and benefits of $16.2 million for the three months ended March 31, 2023 increased by $4.9 million, or 43.0%, from $11.3 million for the three months ended March 31, 2022. The increase is primarily due to $4.4 million spent in talent acquisition and retention, as well as increased wages, including the additional compensation related to La Nacional employees that represents approximately 18.1% of salaries and benefits, and bonuses to recognize performance and to support the continued growth of our business and a $0.4 million increase in share-based compensation as a result of the cumulative effect of awards vesting in the three months ended March 31, 2023.

Other selling, general and administrative expenses — Other selling, general and administrative expenses of $11.3 million for the three months ended March 31, 2023 increased by $4.2 million, or 60.4%, from $7.1 million for the three months ended March 31, 2022.

The increase was primarily the result of:

•$2.0 million - higher facilities and rent expenses for scheduled maintenance and contracted lease rate increases to support our business growth and expanded corporate-store network after the La Nacional acquisition;
•$0.6 million - higher IT related expenses incurred to sustain our business expansion and to improve our technology environment;
•$0.5 million - higher insurance and other expenses to support La Nacional's daily operating activities such as customer service and compliance monitoring;
•$0.4 million - higher travel costs, primarily of our sales force, to support our business growth and expansion;
•$0.3 million - increase in provision for credit losses due to higher net write-offs of accounts receivable during the three months ended March 31, 2023 compared to the same period in 2022, primarily as a result of sending agents that were not able to pay in accordance with the original terms and are, accordingly, subject to our normal collection procedures;
•$0.3 million - higher loss on disposal of assets for the three months ended March 31, 2023, primarily as a result of closure of unproductive or low volume sending agents;
•$0.2 million - higher audit related and professional fees to support our internal audit and compliance functions; and
•$0.1 million - transaction costs directly related to the LAN Acquisition.

These increases were partially offset by:

Index
•$0.2 million - in lower advertising and promotion expenses, primarily as a result of higher co-branding investment by some of our paying agents.

Depreciation and amortization — Depreciation and amortization of $2.9 million for the three months ended March 31, 2023 increased by $0.7 million from $2.2 million for the three months ended March 31, 2022. The increase is the result of an increase of $0.6 million in depreciation associated primarily with additional computer equipment acquired to support our growing business and sending agent network, as well as depreciation for assets assumed in the La Nacional acquisition and $0.4 million for amortization of intangibles resulting from the La Nacional acquisition, which was partially offset by a decrease of approximately $0.3 million in amortization related to our trade name, developed technology and agent relationships during the first quarter of 2023, as these intangibles are being amortized on an accelerated basis, which declines over time.

Non-Operating Expenses
Interest expense — Interest expense of $2.2 million for the three months ended March 31, 2023 increased by $1.2 million, or 130%, from $1.0 million for the three months ended March 31, 2022. The increase was primarily due to higher market interest rates paid under our Amended and Restated Credit Agreement, as well as higher and more frequent drawings under our revolving credit facility during the first quarter of 2023.

Income tax provision — Income tax provision was $4.9 million for the three months ended March 31, 2023, which represents an increase of $0.4 million from an income tax provision of $4.5 million for the three months ended March 31, 2022. The increase in the income tax provision was mainly attributable to an increase in our effective state tax rate primarily as a result of revenue from La Nacional earned during the three months ended March 31, 2023 which is sourced to states with relatively higher tax rates.

Net Income
We reported Net Income of $11.8 million for the three months ended March 31, 2023 compared to Net Income of $11.7 million for the three months ended March 31, 2022, which resulted in an increase of $0.1 million, or 1%, due to the same factors discussed above.

Non-GAAP Financial Measures
We use Adjusted Net Income, Adjusted Earnings per Share and Adjusted EBITDA to evaluate our performance, both internally and as compared with our peers, because these measures exclude certain items that may not be indicative of our core operating results, as well as items that can vary widely among companies within our industry. For example, noncash compensation costs can be subject to volatility from changes in the market price per share of our common stock or variations in the value and number of shares granted, and amortization of intangible assets is subject to business acquisition activities, which varies from period to period.

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

Index

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

Adjusted Net Income and Adjusted Earnings per Share
Adjusted Net Income is defined as net income adjusted to add back certain charges and expenses, such as non-cash amortization of intangible assets resulting from business acquisition transactions, which will recur in future periods until these assets have been fully amortized, non-cash compensation costs and other items set forth in the table below, as these charges and expenses are not considered a part of our core business operations and are not an indicator of ongoing, future company performance.

Adjusted Earnings per Share - Basic and Diluted is calculated by dividing Adjusted Net Income by GAAP weighted-average common shares outstanding (basic and diluted).

Adjusted Net Income for the three months ended March 31, 2023 was $14.2 million, representing an increase of $0.8 million, or 6.0%, from Adjusted Net Income of $13.4 million for the three months ended March 31, 2022. The increase in Adjusted Net Income was primarily due to the higher net effect of the adjusting items detailed in the table below.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted Net Income:

	Three Months Ended March 31,
(in thousands, except for per share data)	2023	2022
Net Income	$11,762	$11,654
Adjusted for:
Share-based compensation (a)	1,698	1,268
Transaction costs (b)	124	—
Other charges and expenses (c)	529	141
Amortization of intangibles (d)	1,125	972
Income tax benefit related to adjustments (e)	(1,066)	(667)
Adjusted Net Income	$14,172	$13,368

Adjusted Earnings per Share
Basic	$0.39	$0.35
Diluted	$0.38	$0.34

Weighted-average common shares outstanding
Basic	36,480,972	38,362,014
Diluted	37,361,953	39,077,665

(a)Represents share-based compensation relating to equity awards granted to employees and independent directors of the Company.
(b)Represents primarily professional and legal fees related to business acquisition transactions.
(c)Represents primarily loss on disposal of fixed assets.
(d)Represents the amortization of intangible assets that resulted from business acquisition transactions.
(e)Represents the current and deferred tax impact of the taxable adjustments to Net Income using the Company’s blended federal and state tax rate for each period. Relevant tax-deductible adjustments include all adjustments to Net Income.

Adjusted Earnings per Share - Basic for the three months ended March 31, 2023 was $0.39, representing an increase of $0.04, or 11.4%, compared to $0.35 for the three months ended March 31, 2022. The increase in Adjusted Earnings per Share - Basic was primarily due to the higher net effect of the adjusting items detailed in the table above combined with a lower weighted average common shares total for the period due to stock repurchases.

Index

Adjusted Earnings per Share - Diluted for the three months ended March 31, 2023 was $0.38, representing an increase of $0.04, or 11.8%, compared to $0.34 for the three months ended March 31, 2022. The increase in Adjusted Earnings per Share - Diluted was primarily due to the higher net effect of the adjusting items detailed in the table above combined with a lower weighted average common shares total for the period due to stock repurchases.

The following table presents the reconciliation of GAAP Earnings per Share, our closest GAAP measure, to Adjusted Earnings per Share:

	Three Months Ended March 31,
	2023		2022
	Basic	Diluted	Basic	Diluted
GAAP Earnings per Share	$0.32	$0.31	$0.30	$0.30
Adjusted for:
Share-based compensation	0.05	0.05	0.03	0.03
Transaction costs	NM	NM	—	—
Other charges and expenses	0.01	0.01	NM	NM
Amortization of intangibles	0.03	0.03	0.03	0.02
Income tax benefit related to adjustments	(0.03)	(0.03)	(0.02)	(0.02)
Adjusted Earnings per Share	$0.39	$0.38	$0.35	$0.34

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

Adjusted EBITDA for the three months ended March 31, 2023 was $24.1 million, representing an increase of $3.4 million, or 16.4%, from $20.7 million for the three months ended March 31, 2022. The increase in Adjusted EBITDA was primarily due to the higher net effect of the adjusting items detailed in the table below.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net Income	$11,762	$11,654
Adjusted for:
Interest expense	2,192	952
Income tax provision	4,885	4,505
Depreciation and amortization	2,903	2,183
EBITDA	21,742	19,294
Share-based compensation (a)	1,698	1,268
Transaction costs (b)	124	—
Other charges and expenses (c)	529	141
Adjusted EBITDA	$24,093	$20,703

(a)Represents share-based compensation relating to equity awards granted to employees and independent directors of the Company.
(b)Represents primarily professional and legal fees related to business acquisition transactions.
(c)Represents primarily loss on disposal of fixed assets.

Index
Liquidity and Capital Resources
We consider liquidity in terms of our cash and cash equivalents position, cash flows from operations and their sufficiency to fund business operations, including working capital needs, debt service, acquisitions, capital expenditures, contractual obligations and other commitments. In particular, to meet our payment service obligations at all times, we must have sufficient highly liquid assets and be able to move funds on a timely basis.

Our principal sources of liquidity are our cash generated by operating activities supplemented with borrowings under our revolving credit facility. Our primary cash needs are for day-to-day operations, to pay interest and principal on our indebtedness, to fund working capital requirements and to make capital expenditures.

We have funded and still expect to continue funding our liquidity requirements through internally generated funds, supplemented in the ordinary course, with borrowings under our revolving credit facility. We maintain a strong cash and cash equivalents balance position and have access to committed funding sources, which we used on an ordinary course basis during the three months ended March 31, 2023. Therefore, we believe that our current cash and cash equivalents position, as well as projected cash flows generated from operations, together with borrowings under our revolving credit facility are sufficient to fund our principal and interest payments, lease expenses, our working capital needs, our business acquisitions and our expected capital expenditures for at least the next twelve months.

Credit Agreement

We have an Amended and Restated Credit Agreement (as amended as described below, the “A&R Credit Agreement”) with a group of banking institutions. The A&R Credit Agreement provides for a $150.0 million revolving credit facility, an $87.5 million term loan facility and an uncommitted incremental facility, which may be utilized for additional revolving or term loans, of up to $70.0 million. The A&R Credit Agreement also provides for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The proceeds of the term loan were used to refinance the existing term loan under the Company’s previous credit agreement, and the revolving credit facility is available for working capital, general corporate purposes and to pay fees and expenses in connection with this transaction. The maturity date of the A&R Credit Agreement is June 24, 2026.

In November 2022, the A&R Credit Agreement was amended to replace the London Inter-bank Offered Rate (“LIBOR”) as a benchmark interest rate for loans with the secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”).

Effective as of April 18, 2023, the Company amended the A&R Credit Agreement to increase the revolving credit commitments thereunder by $70.0 million to an aggregate of $220.0 million. The credit commitments are available for general corporate purposes to support the Company’s growth and to fund working capital needs and will be subject to the same interest rate and other terms applicable to the outstanding revolving credit commitments under the A&R Credit Agreement. Refer to Note 10 for additional information. In addition, as amended, the A&R Credit Agreement provides the Company with a refreshed uncommitted incremental facility which may be utilized for new revolving credit facilities or term loans in an aggregate amount of up to $70 million.

As of March 31, 2023, we had $79.8 million of borrowings under the term loan facility excluding debt origination costs of $1.6 million. As of March 31, 2023 there were $21.0 million of outstanding amounts drawn on the revolving credit facility. There were $199.0 million of additional borrowings available under these facilities as of March 31, 2023.

At the election of the Company, interest on the term loan facility and revolving loans under the A&R Credit Agreement may be determined by reference to SOFR plus an index adjustment of 0.10% and an applicable margin ranging between 2.50% and 3.00% based upon the Company’s consolidated leverage ratio, as calculated pursuant to the terms of the A&R Credit Agreement. Loans (other than Term Loans, as defined in the A&R Credit Agreement), may also bear interest at the base rate plus an applicable margin ranging between 1.50% and 2.00% based upon the Company’s consolidated leverage ratio, as so calculated. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum.

The effective interest rates for the three months ended March 31, 2023 for the term loan facility and revolving credit facility were 7.75% and 1.74%, respectively. Interest is payable (x)(i) generally on the last day of each interest period selected for SOFR loans, but in any event, not less frequently than every three months, and (ii) on the last business day of each quarter for base rate loans and (y) at final maturity.

The principal amount of the term loan facility under the A&R Credit Agreement must be repaid in consecutive quarterly installments of 5.0% in years 1 and 2, 7.5% in year 3, and 10.0% in years 4 and 5, in each case on the last day of each quarter, which commenced in September 2021 with a final balloon payment at maturity. The term loans under the A&R Credit Agreement may be prepaid at any time without premium or penalty. Revolving loans may be borrowed, repaid and reborrowed from time to time in accordance with the terms and conditions of the A&R Credit Agreement. The Company is also required to repay the loans upon receipt of net proceeds from certain casualty events, upon the disposition of certain property and upon incurrence of indebtedness not permitted by the A&R Credit Agreement.

Index
In addition, the Company is required to make mandatory prepayments annually from excess cash flow if the Company’s consolidated leverage ratio (as calculated under the A&R Credit Agreement) is greater than or equal to 3.0, and the remainder of any such excess cash flow is contributed to the available amount which may be used for a variety of purposes, including investments and distributions.

The A&R Credit Agreement contains financial covenants that require the Company to maintain a quarterly minimum fixed charge coverage ratio of 1.25:1.00 and a quarterly maximum consolidated leverage ratio of 3.25:1.00. As of March 31, 2023, we were in compliance with the covenants of the A&R Credit Agreement. The A&R Credit Agreement generally restricts the ability of the Company to make certain restricted payments, including the repurchase of shares of its common stock, provided that the Company may make restricted payments, among others, (i) without limitation so long as the Consolidated Leverage Ratio (as defined in the A&R Credit Agreement), as of the then most recently completed four fiscal quarters of the Company, after giving pro forma effect to such restricted payments, is 2.25:1.00 or less, (ii) that do not exceed, in the aggregate during any fiscal year, the greater of (x) $23.8 million and (y) 25.00% of Consolidated EBITDA (as defined in the A&R Credit Agreement) for the then most recently completed four fiscal quarters of the Company and (iii) to repurchase Company common stock from current or former employees in an aggregate amount of up to $10.0 million per calendar year. The A&R Credit Agreement also contains covenants that limit the Company’s and its subsidiaries’ ability to, among other things, grant liens, incur additional indebtedness, make acquisitions or investments, dispose of certain assets, change the nature of their businesses, enter into certain transactions with affiliates or amend the terms of material indebtedness.

Our indebtedness could adversely affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations. See “Risk Factors—Risks Relating to Our Indebtedness—The Company's indebtedness may limit our operating flexibility and could adversely affect our business, financial condition and results of operations.” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Repurchase Program

In August 2021, the Company’s Board of Directors approved a stock repurchase program (the “Repurchase Program”) that authorizes the Company to purchase up to $40.0 million of its outstanding shares of the Company’s common stock. On March 3, 2023 the Board of Directors approved an increase to the Repurchase Program that authorizes the Company to purchase an additional $100.0 million of its outstanding shares. Under the Repurchase Program, the Company is authorized to repurchase shares from time to time in accordance with applicable laws, both on the open market and in privately negotiated transactions and may include the use of derivative contracts or structured share repurchase agreements. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of the Company’s common stock and the nature of other investment opportunities. The Repurchase Program may be limited, suspended or discontinued at any time without prior notice. The Repurchase Program does not have an expiration date. The A&R Credit Agreement, as amended, permits the Company to make restricted payments (including share repurchases, among others) under a variety of tests as described in the second preceding paragraph, including, without limitation, so long as the Consolidated Leverage Ratio (as defined in the A&R Credit Agreement, as amended), as of the then most recently completed four fiscal quarters of the Company, after giving pro forma effect to such restricted payments, is 2.25:1.00 or less.

The Company accounts for purchases of treasury stock under the cost method. Any direct costs incurred to acquire treasury stock are considered stock issue costs and added to the cost of the treasury stock. During the three months ended March 31, 2023, the Company purchased 316,459 shares for an aggregate purchase price of $7.6 million. During the three months ended March 31, 2022, the Company purchased 224,388 shares for an aggregate purchase price of $3.6 million. As of March 31, 2023, there was $100.7 million available for future share repurchases under the Repurchase Program.

Operating Leases

We are party to operating leases for office space, warehouses and Company-operated store locations, which we use as part of our day-to-day operations. Operating lease expenses were $2.1 million and $0.5 million for the three months ended March 31, 2023 and 2022. We have not entered into finance lease commitments. For additional information on operating lease obligations, refer to Part I, Item 1, Financial Statements, Note 7 “Leases”.
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

Index
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Statement of Cash Flows Data:
Net cash provided by operating activities	$1,158	$33,284
Net cash used in investing activities	(2,119)	(4,316)
Net cash used in financing activities	(63,789)	(4,434)
Effect of exchange rate changes on cash and cash equivalents	710	229
Net (decrease) increase in cash and cash equivalents	(64,040)	24,763

Cash and cash equivalents, beginning of period	149,493	132,474
Cash and cash equivalents, end of period	$85,453	$157,237

Operating Activities
Net cash provided by operating activities was $1.2 million for the three months ended March 31, 2023, a decrease of $32.1 million from net cash provided by operating activities of $33.3 million for the three months ended March 31, 2022. The decrease is primarily a result of a $34.9 million net change in working capital, which varies due to timing of money transmissions and payments as well as prefunding of our payers, which is higher during weekends, offset by cash generated by our improved operating results for the three months ended March 31, 2023, resulting from the further growth of our business.

Investing Activities
Net cash used in investing activities was $2.1 million for the three months ended March 31, 2023, representing an decrease of $2.2 million from net cash used in investing activities of $4.3 million for the three months ended March 31, 2022. This decrease was primarily due to higher purchases of computer equipment during the three months ended March 31, 2022 as a result of the upgrades to equipment of existing agents that took place during the three months ended March 31, 2022.

Financing Activities
Net cash used in financing activities was $63.8 million for the three months ended March 31, 2023, which consisted of $55.0 million of net repayments of the revolving credit facility, $7.6 million used for repurchases of common stock, a $1.1 million scheduled quarterly payment due on the term loan facility and $0.8 million of payments for stock-based awards for shares withheld for tax payments in connection with share-based compensation arrangements offset by $0.7 million in proceeds from issuance of stock as a result of exercises of stock options.

Net cash used in financing activities was $4.4 million for the three months ended March 31, 2022, which consisted of a $1.1 million scheduled quarterly payment due on the term loan facility, $3.6 million used for repurchases of common stock and $0.3 million of payments for stock-based awards for shares withheld in connection with share-based compensation arrangements, offset by $0.6 million in proceeds from issuance of stock as a result of exercises of stock options.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. Our Critical Accounting Policies and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022, for which there were no material changes during the three months ended March 31, 2023, included the following:

•Allowance for Credit Losses
•Goodwill and Intangible Assets
•Income Taxes

Recent Accounting Pronouncements
Refer to Note 1, Business and Accounting Policies, of the Condensed Consolidated Financial Statements for information on recent accounting pronouncements.

Index
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
We manage foreign currency risk through the structure of the business and an active risk management process. One of the methods to settle with our payers in Latin America is entering into foreign exchange Tom and Spot transactions with local and foreign currency providers (“counterparties”). The foreign currency exposure on our foreign exchange tom and spot transactions is limited by the fact that all transactions are settled within two business days from trade date. Foreign currency fluctuations, however, may negatively affect our average exchange gain per transaction. The Company had open Tom and Spot foreign exchange contracts for Mexican pesos and Guatemalan quetzales amounting to approximately $48.5 million and $41.3 million at March 31, 2023 and December 31, 2022, respectively.

In addition, included in wire transfers and money orders payable, net in our condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, there are $24.8 million and $39.3 million, respectively, of wires payable denominated in foreign currencies, primarily Mexican pesos and Guatemalan quetzales.

Also, included in prepaid wires, net in our condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, there are $95.9 million and $82.3 million, respectively, of prepaid wires denominated in foreign currencies, primarily Mexican pesos and Guatemalan quetzales.

We are also exposed to changes in currency rates as a result of our investments in foreign operations and revenues generated in currencies other than the U.S. dollar. Revenues and profits generated by international operations will increase or decrease because of changes in foreign currency exchange rates. This foreign currency risk is related primarily to our operations in our foreign subsidiaries. Revenues from our foreign subsidiaries represent less than 1% of our consolidated revenues for the three months ended March 31, 2023. Therefore, a 10% increase or decrease in these currency rates against the U.S. Dollar would result in a de minimis change to our overall operating results.

The Spot and average exchange rates for Mexico, Guatemala and Canada currencies to U.S. dollar are as follows:

	2023		2022
	Spot(1)	Average(2)	Spot(1)	Average(2)
U.S. dollar/Mexico Peso	18.08	18.66	19.40	20.49
U.S. dollar/Guatemala Quetzal	7.79	7.81	7.85	7.68
U.S. dollar/Canadian Dollar	1.36	1.35	1.36	1.27
(1)Spot exchange rates are as of March 31, 2023 and December 31, 2022.
(2)Average exchange rates are for the three months ended March 31, 2023 and 2022.

Long-term sustained appreciation of the Mexican peso or Guatemalan quetzal as compared to the U.S. dollar could affect our margins.

Interest Rate Risk
As discussed above, interest under the A&R Credit Agreement is variable based on certain benchmark rates, including SOFR. Because interest expense is subject to fluctuation, if interest rates increase, our debt service obligations on such variable rate indebtedness would increase even though the amount borrowed remained the same. Accordingly, an increase in interest rates would adversely affect our profitability.

During the three months ended March 31, 2023, the Federal Reserve continued raising the fed funds rate from 4.50% to 5.00% as a countermeasure to control inflation in the United States. As a consequence, other benchmark interest rates such as SOFR and previously LIBOR increased as well. These increases have resulted in the Company incurring higher interest expense. The Company expects that the Federal Reserve will continue raising the fed funds rate through the remainder of 2023, which will continue exposing the Company to higher interest rate risk as benchmark interest rates such as SOFR will continue increasing as well. As of March 31, 2023, we had $79.8 million and $21.0 million in outstanding borrowings under the term loan facility and revolving credit facility, respectively. A hypothetical 1% increase or decrease in the interest rate on our indebtedness as of March 31, 2023 would have increased or decreased cash interest expense on our term loan facility and revolving credit facility by approximately $0.8 million and $0.2 million per annum, respectively.

Index
Credit Risk
We maintain certain cash balances in various U.S. banks, which at times, may exceed federally insured limits. We have not incurred any losses on these accounts. In addition, we maintain various bank accounts in Mexico, Guatemala and Canada and short-term investment accounts in Mexico, which are not insured. During the three months ended March 31, 2023, we did not incur any losses on these uninsured accounts. To manage our exposure to credit risk with respect to cash balances and other credit risk exposure resulting from our relationships with banks and financial institutions, we regularly review cash concentrations, and we attempt to diversify our cash balances among global financial institutions.

We are also exposed to credit risk related to receivable balances from sending agents. We perform a credit review before each agent signing and conduct ongoing analyses of sending agents and certain other parties we transact with directly. As of March 31, 2023, we also had $3.2 million outstanding of agent advances receivable from sending agents. Most of the agent advances receivable are collateralized by personal guarantees from the sending agents and by assets from their businesses.

Our provision for credit losses was approximately $0.8 million for the three months ended March 31, 2023 (0.5% of total revenues) and $0.4 million for the three months ended March 31, 2022 (0.4% of total revenues). The increase in our provision for credit losses in the three months ended March 31, 2023 is due to higher write-offs of accounts receivable in 2023 compared to 2022 primarily as a result of sending agents that were not able to pay in accordance with the original terms and are, accordingly, subject to our normal collection procedures.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our Chief Executive Officer and President, and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure as of March 31, 2023.

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

Reference is made to Note 16 – Commitments and Contingencies in the Unaudited Condensed Consolidated Financial Statements of the Company contained elsewhere in this Quarterly Report on Form 10–Q for information regarding certain legal proceedings to which we are a party, which information is incorporated by reference herein.

ITEM 1A. RISK FACTORS
There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). Prospective investors are encouraged to consider the risks described in our 2022 Form 10-K, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q and in our 2022 Form 10-K, and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the quarter ended March 31, 2023:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program(c)
January 1 through January 31	137,277	$23.49	137,277	$5,029,405
February 1 through February 28	119,532	$23.97	105,360	$2,503,657
March 1 through March 31	84,268	$24.85	73,822	$100,669,397
Total	341,077		316,459

(a)Includes 105,360 and 73,822 shares purchased in February and March 2023, respectively, under the Repurchase Program (as defined below) and 14,172 and 10,446 shares withheld for income tax purposes in February and March 2023, respectively, in connection with shares issued under compensation and benefit programs.
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

Index
ITEM 6. EXHIBITS

Exhibit No.	Document

10.1†**	Form of PSU Agreement (Employees) pursuant to the International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2023).

10.2†**	Form of PSU Agreement (Robert Lisy) pursuant to the International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2023).

10.3†**	Amendment to Employment Agreement effective as of January 16, 2023, between Joseph Aguilar and the Company (incorporated by reference to Exhibit 10.19(b) to the Registrant’s Annual Report on Form 10-K filed on March 15, 2023).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Chief Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Chief Financial Officer

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included with the Exhibit 101 attachments).

*	Filed herewith
**	Previously filed.
#	Furnished herewith
†	Management contract or compensatory plan or arrangement.

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Money Express, Inc. (Registrant)

Date: May 5, 2023	By:	/s/ Robert Lisy
Robert Lisy
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 5, 2023	By:	/s/ Andras Bende
Andras Bende
Chief Financial Officer
(Principal Financial Officer)