Form 10-Q
period 2023-06-30
International Money Express, Inc.
filed 2023-08-04
CIK 1683695

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒
As of July 31, 2023, there were 35,418,293 shares of the registrant’s common stock, $0.0001 par value per share, outstanding. The registrant has no other class of common stock outstanding.

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
◦international political factors, political stability, tariffs, border taxes or restrictions on remittances or transfers out of the outbound countries in which we operate;
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

Index
PART 1 – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	June 30, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$147,372	$149,493
Accounts receivable, net	123,700	129,808
Prepaid wires, net	119,169	90,386
Prepaid expenses and other current assets	12,320	12,749
Total current assets	402,561	382,436

Property and equipment, net	28,670	28,160
Goodwill	53,487	49,774
Intangible assets, net	20,622	19,826
Other assets	34,461	31,876
Total assets	$539,801	$512,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net	$6,069	$4,975
Accounts payable	21,658	25,686
Wire transfers and money orders payable, net	106,271	112,251
Accrued and other liabilities	41,959	41,855
Total current liabilities	175,957	184,767
Long-term liabilities:
Debt, net	187,201	150,235
Lease liabilities, net	22,918	23,272
Deferred tax liability, net	2,900	3,892
Total long-term liabilities	213,019	177,399

Commitments and contingencies, see Note 16

Stockholders’ equity:
Common stock $0.0001 par value; 230,000,000 shares authorized, 39,571,073 and 39,453,236 shares issued and 35,516,226 and 36,630,970 shares outstanding as of June 30, 2023 and December 31, 2022, respectively.	4	4
Additional paid-in capital	74,103	70,210
Retained earnings	166,318	139,134
Accumulated other comprehensive income (loss)	215	(142)
Treasury stock, at cost; 4,054,847 and 2,822,266 shares as of June 30, 2023 and December 31, 2022, respectively.	(89,815)	(59,300)
Total stockholders’ equity	150,825	149,906
Total liabilities and stockholders’ equity	$539,801	$512,072

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except for share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Wire transfer and money order fees, net	$144,518	$117,622	$268,968	$215,621
Foreign exchange gain, net	22,382	18,195	41,550	33,868
Other income	2,250	1,118	3,996	2,111
Total revenues	169,150	136,935	314,514	251,600

Operating expenses:
Service charges from agents and banks	110,996	92,066	207,113	169,060
Salaries and benefits	17,640	11,748	33,808	23,058
Other selling, general and administrative expenses	12,637	7,663	23,974	14,730
Depreciation and amortization	3,135	2,251	6,038	4,434
Total operating expenses	144,408	113,728	270,933	211,282

Operating income	24,742	23,207	43,581	40,318

Interest expense	2,651	1,112	4,842	2,064

Income before income taxes	22,091	22,095	38,739	38,254

Income tax provision	6,669	6,111	11,555	10,616

Net income	15,422	15,984	27,184	27,638

Other comprehensive income (loss)	175	(101)	357	11

Comprehensive income	$15,597	$15,883	$27,541	$27,649

Earnings per common share:
Basic	$0.43	$0.42	$0.75	$0.72
Diluted	$0.42	$0.41	$0.73	$0.71

Weighted-average common shares outstanding:
Basic	36,001,670	38,257,156	36,239,997	38,309,295
Diluted	36,871,674	39,228,991	37,115,490	39,153,039

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except for share data, unaudited)

	Three Months Ended June 30, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2023	39,556,217	$4	(3,138,725)	$(66,884)	$71,797	$150,896	$40	$155,853
Net income	—	—	—	—	—	15,422	—	15,422
Issuance of common stock:
Exercise of stock options, net of shares withheld for taxes	10,000	—	—	—	99	—	—	99
Restricted stock units and awards, net of shares withheld for taxes	4,075	—	—	—	(38)	—	—	(38)
Fully vested shares	781	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2,245	—	—	2,245
Adjustment from foreign currency translation, net	—	—	—	—	—	—	175	175
Acquisition of treasury stock, at cost	—	—	(916,122)	(22,931)	—	—	—	(22,931)
Balance, June 30, 2023	39,571,073	$4	(4,054,847)	$(89,815)	$74,103	$166,318	$215	$150,825

	Three Months Ended June 30, 2022
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2022	38,885,736	$4	(565,910)	$(9,194)	$68,431	$93,457	$36	$152,734
Net income	—	—		—	—	15,984	—	15,984
Issuance of common stock:
Exercise of stock options, net of shares withheld for taxes	29,990	—	—	—	(75)	—	—	(75)
Restricted stock units and awards, net of shares withheld for taxes	94,540	—	—	—	(9)	—	—	(9)
Fully vested shares	776	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1,665	—	—	1,665
Adjustment from foreign currency translation, net	—	—	—	—	—	—	(101)	(101)
Acquisition of treasury stock, at cost	—	—	(503,513)	(10,000)	—	—	—	(10,000)
Balance, June 30, 2022	39,011,042	$4	(1,069,423)	$(19,194)	$70,012	$109,441	$(65)	$160,198
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands, except for share data, unaudited)

	Six Months Ended June 30, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	39,453,236	$4	(2,822,266)	$(59,300)	$70,210	$139,134	$(142)	$149,906
Net income	—	—	—	—	—	27,184	—	27,184
Issuance of common stock:
Exercise of stock options, net of shares withheld for taxes	67,250	—	—	—	822	—	—	822
Restricted stock units and awards, net of shares withheld for taxes	48,980	—	—	—	(872)	—	—	(872)
Fully vested shares	1,607	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	3,943	—	—	3,943
Adjustment from foreign currency translation, net	—	—	—	—	—	—	357	357
Acquisition of treasury stock, at cost	—	—	(1,232,581)	(30,515)	—	—	—	(30,515)
Balance, June 30, 2023	39,571,073	$4	(4,054,847)	$(89,815)	$74,103	$166,318	$215	$150,825

	Six Months Ended June 30, 2022
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	38,820,222	$4	(341,522)	(5,566)	$66,875	$81,803	$(76)	$143,040
Net income	—	—	—	—	—	27,638	—	27,638
Issuance of common stock:
Exercise of stock options, net of shares withheld for taxes	73,715	—	—	—	487	—	—	487
Restricted stock units and awards, net of shares withheld for taxes	115,327	—	—	—	(283)	—	—	(283)
Fully vested shares	1,778	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2,933	—	—	2,933
Adjustment from foreign currency translation, net	—	—	—	—	—	—	11	11
Acquisition of treasury stock, at cost	—	—	(727,901)	(13,628)	—	—	—	(13,628)
Balance, June 30, 2022	39,011,042	$4	(1,069,423)	$(19,194)	$70,012	$109,441	$(65)	$160,198
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$27,184	$27,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,038	4,434
Share-based compensation	3,943	2,933
Provision for credit losses	1,940	1,498
Fair value of contingent consideration	(121)	—
Debt origination costs amortization	528	507
Deferred income tax benefit, net	(745)	(330)
Non-cash lease expense	4,074	999
Loss on disposal of property and equipment	840	434
Total adjustments	16,497	10,475
Changes in operating assets and liabilities:
Accounts receivable, net	5,314	(31,339)
Prepaid wires, net	(22,227)	213
Prepaid expenses and other assets	(773)	494
Wire transfers and money orders payable, net	(14,965)	5,550
Lease liabilities	(4,161)	(1,037)
Accounts payable and accrued and other liabilities	(6,861)	(7,434)
Net cash provided by operating activities	8	4,560

Cash flows from investing activities:
Purchases of property and equipment	(4,551)	(6,642)
Cash used in business acquisition, net of cash and cash equivalents acquired	(5,477)	—
Acquisition of agent locations	—	(225)
Net cash used in investing activities	(10,028)	(6,867)

Cash flows from financing activities:
Repayments of term loan facility	(2,188)	(2,188)
Borrowings under revolving credit facility, net	40,000	—
Debt origination costs	(701)	—
Proceeds from exercise of stock options	822	487
Payments for stock awards	(872)	(283)
Repurchases of common stock	(30,515)	(13,628)
Net cash provided by (used in) financing activities	6,546	(15,612)

Effect of exchange rate changes on cash and cash equivalents	1,353	45

Net decrease in cash and cash equivalents	(2,121)	(17,874)

Cash and cash equivalents, beginning of period	149,493	132,474

Cash and cash equivalents, end of period	$147,372	$114,600
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands, unaudited)

	Six Months Ended June 30,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,285	$1,468
Cash paid for income taxes	$13,257	$8,767

Supplemental disclosure of non-cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$4,843	$253
Contingent consideration liability	$600	$—
Settlement of receivable balance from LAN Holdings	$2,534	$—

Supplemental disclosure of non-cash financing activities:
Issuance of common stock for cashless exercise of options	$—	$1,293

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BUSINESS AND ACCOUNTING POLICIES
International Money Express, Inc. (the “Company” or “us” or “we”) operates as a money transmitter between the United States of America (“United States” or “U.S.”), Canada, Spain, Italy and Germany to Mexico, Guatemala and other countries in Latin America, Africa, Asia and Europe through a network of authorized agents located in various unaffiliated retail establishments and 124 Company-operated stores throughout the United States, Canada, Spain, Italy and Germany.

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

In March 2022, the Company entered into a definitive purchase agreement to acquire Envios de Valores La Nacional Corp. (“La Nacional”) and LAN Holdings, Corp. (“LAN Holdings”), which either directly or indirectly operate as money remittance companies in the United States, Canada and certain countries in Europe. The acquisition of La Nacional was closed effective November 1, 2022 and the acquisition of LAN Holdings was closed effective April 5, 2023. Refer to Note 2 for additional information on these acquisitions.

Concentrations
The Company maintains certain of its cash balances in various U.S. banks, which at times, may exceed federally insured limits. The Company has not incurred any losses on these accounts. In addition, the Company maintains various bank accounts in Mexico, Guatemala, Canada and certain countries in Europe, which may not be fully insured. During the three and six months ended June 30, 2023, the Company has not incurred any losses on these uninsured foreign bank accounts.

In addition, a substantial portion of our paying agents are concentrated in a few large banks and financial institutions and large retail chains in Latin American countries.

Accounting Pronouncements

The FASB issued guidance, ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to apply Topic 606: Revenue from Contracts with Customers to recognize and measure contract assets and contract liabilities in a business combination. This guidance improves comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The Company adopted this guidance on January 1, 2023 prospectively for business combinations that occur after the adoption date. The adoption of this accounting standard did not have a material impact on the Company’s condensed consolidated financial statements.

NOTE 2 – ACQUISITIONS
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
The Company paid cash consideration of $39.7 million upon consummation of the La Nacional Acquisition (subject to customary purchase price adjustments) and could be required to pay up to $2.4 million in contingent consideration in 2023 as a result of La Nacional achieving certain transaction volume and financial targets during 2023. The contingent consideration fair value as of June 30, 2023 and December 31,

Index
2022 was approximately $1.2 million and $1.3 million, respectively. During the three and six months ended June 30, 2023, the Company recorded a fair value adjustment of $0.1 million based on the expected achievement of the financial targets.
The following table summarizes the fair values of consideration transferred and identifiable net assets acquired in the La Nacional Acquisition on November 1, 2022, the measurement period adjustments in the six months ended June 30, 2023 and the fair values of consideration transferred and identifiable net assets acquired as of June 30, 2023.

	November 1, 2022 (As initially reported)	Measurement Period Adjustments	June 30, 2023 (As Adjusted)
Assets acquired:
Cash and cash equivalents	$39,569	$—	$39,569
Accounts receivable	16,504	—	16,504
Prepaid wires	571	—	571
Prepaid expenses and other current assets	1,219	430	1,649
Property and Equipment	4,077	—	4,077
Intangible assets	8,450	—	8,450
Other assets	13,659	—	13,659
Total identifiable assets acquired	$84,049	$430	$84,479

Liabilities assumed:
Accounts payable	$(1,260)	$—	$(1,260)
Wire transfers and money orders payable	(35,595)	—	(35,595)
Accrued and other liabilities	(3,651)	366	(3,285)
Lease liabilities	(13,067)	—	(13,067)
Deferred tax liability	(2,969)	338	(2,631)
Total liabilities assumed	$(56,542)	$704	$(55,838)

Net identifiable assets acquired	$27,507	$1,134	$28,641
Consideration transferred	$41,021	$—	$41,021
Goodwill	$13,514	$(1,134)	$12,380
LAN Holdings, Corp.
On April 5, 2023, the Company completed the acquisition of 100% of the voting interest of LAN Holdings. LAN Holdings provides the Company the opportunity to enter into markets in which it did not have a presence previously, such as the ability to provide outbound remittance services from Spain, Italy, and Germany.

The total consideration transferred by the Company in connection with the LAN Acquisition was $13.4 million, which included $10.3 million in cash, subject to customary purchase price adjustments. The Company will also pay an additional $0.6 million in cash as a result of LAN Holdings’ achievement of certain operational milestones during 2023, which the parties have agreed have been achieved; accordingly, the earn-out will be paid under the terms of the definitive purchase agreement. Prior to the acquisition, the Company maintained a receivable balance of approximately $2.5 million related to money transfers paid by Intermex on behalf of LAN Holdings. Upon the closing of the LAN Acquisition, the receivable balance was effectively settled and, therefore, included in the determination of the total consideration transferred. The LAN Acquisition was funded with cash on hand.

As of the date of these condensed consolidated financial statements, due to the recent closing of the LAN Acquisition, the initial accounting for the LAN Acquisition is incomplete. The preliminary allocation of the consideration transferred resulted in net identifiable assets acquired of approximately $8.5 million, including $3.2 million in intangible assets, and goodwill of approximately $4.9 million, which is subject to customary purchase price adjustments. The measurement period of the LAN Acquisition extends up to one year from April 5, 2023. The Company engaged an independent third party to assist with the valuation of identifiable net assets acquired. In addition, due to the timing of the LAN Acquisition, the potential income tax consequences of this transaction have not been fully determined.

Index

The LAN Holdings results of operations have been included in the Company's results of operations from the date of its acquisition. For both the three and six months ended June 30, 2023, the Company’s condensed consolidated statement of income and comprehensive income includes $4.7 million and $28.5 thousand of revenue and net income, respectively, from LAN Holdings.

Transaction Costs

Transaction costs include all internal and external costs directly related to the Company’s acquisition activity, consisting primarily of legal, consulting, accounting and financial advisory fees. Transaction costs for the three and six months ended June 30, 2023 amounted to $0.3 million and $0.4 million, respectively, and are included in other selling, general and administrative expenses on the condensed consolidated statement of income and comprehensive income. Transaction costs for both the three and six months ended June 30, 2022 amounted to $0.2 million.

Supplemental Pro Forma Financial Information

For the three and six months ended June 30, 2023 and 2022, unaudited supplemental pro forma revenue and net income is shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total revenues	$169,150	$140,629	$319,222	$258,991
Net income	$15,814	$16,079	$27,698	$27,827

These unaudited pro forma financial results include the results of operations of LAN Holdings as if it had been consolidated as of January 1, 2022, the beginning of the year prior to its acquisition, and are provided for illustrative purposes only. These unaudited pro forma financial results do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods indicated, or of the results that may be achieved by the combined companies in the future. The Company’s unaudited pro forma financial results were prepared by adding the unaudited historical results of the acquired business to the historical results of the Company, and then adjusting those combined results for transaction costs of $0.3 million and $0.4 million for the three and six months ended June 30, 2023, respectively, and the incremental depreciation and amortization expense related to the property and equipment and intangible assets acquired. Transaction costs were included in the pro forma results for the three and six months ended June 30, 2022 but removed from the pro forma results for the three and six months ended June 30, 2023. These unaudited pro forma financial results do not include adjustments to reflect other cost savings or synergies that may have resulted from this acquisition. Future results may vary significantly due to future events and other factors, many of which are beyond the Company’s control.

NOTE 3 – REVENUES
The Company recognized revenues from contracts with customers for the three and six months ended June 30, 2023 and 2022, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Wire transfer and money order fees	$145,252	$118,788	$270,259	$217,191
Discounts and promotions	(734)	(1,166)	(1,291)	(1,570)
Wire transfer and money order fees, net	144,518	117,622	268,968	215,621
Foreign exchange gain, net	22,382	18,195	41,550	33,868
Other income	2,250	1,118	3,996	2,111
Total revenues	$169,150	$136,935	$314,514	$251,600

There are no significant initial costs incurred to obtain contracts with customers, although the Company has a loyalty program under which customers in the United States earn one point for each wire transfer completed. Points can be redeemed for a discounted wire transaction fee or a foreign exchange rate that is more favorable to the customer. The customer benefits vary by country, and the earned points expire if the customer has not initiated and completed an eligible wire transfer transaction within the immediately preceding 180-day period. In addition, earned points will expire 30 days after the end of the program. Because the loyalty program benefits represent a future performance obligation, a portion of the initial consideration is recorded as deferred revenue loyalty program (see Note 9) and a corresponding loyalty program expense is recorded as contra revenue. Revenue from this performance obligation is recognized upon customers redeeming points or upon expiration of any points outstanding.

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

Wire transfers and money order fees include money order fees of $0.5 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively, and $1.1 million and $0.8 million for the six months ended June 30, 2023 and 2022, respectively.

NOTE 4 – ACCOUNTS RECEIVABLE AND AGENT ADVANCES RECEIVABLE, NET OF ALLOWANCE
Accounts Receivable

Accounts receivable represents primarily outstanding balances from sending agents for pending wire transfers or money orders from consumers. The outstanding balance of accounts receivable, net of allowance for credit losses, consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Accounts receivable	$126,248	$132,363
Allowance for credit losses	(2,548)	(2,555)
Accounts receivable, net	$123,700	$129,808

Agent Advances Receivable
Agent advances receivable, net of allowance for credit losses, from sending agents is as follows (in thousands):

	June 30, 2023	December 31, 2022
Agent advances receivable, current	$1,513	$1,373
Allowance for credit losses	(79)	(62)
Net current	$1,434	$1,311

Agent advances receivable, long-term	$1,546	$1,423
Allowance for credit losses	(63)	(31)
Net long-term	$1,483	$1,392

The net current portion of agent advances receivable is included in prepaid expenses and other current assets (see Note 5), and the net long-term portion is included in other assets in the condensed consolidated balance sheets. Some agent advances receivable have interest rates ranging from 0% to 10.5% per annum. The Company had an immaterial amount of accrued interest receivable as of June 30, 2023 and December 31, 2022, which was included in the allowance for credit losses calculation. At June 30, 2023 and December 31, 2022, there were $3.1 million and $2.8 million, respectively, of agent advances receivable collateralized by personal guarantees from sending agents and assets from their businesses in case of a default by the agent.

The maturities of agent advances receivable at June 30, 2023 are as follows (in thousands):

Unpaid Advance Balance
Under 1 year	$1,513
Between 1 and 2 years	1,137
More than 2 years	409
Total	$3,059

Index
Allowance for Credit Losses

The changes in the allowance for credit losses related to accounts receivable and agent advances receivable are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$2,657	$2,256	$2,648	$2,249
Provision	1,155	1,056	1,940	1,498
Charge-offs	(1,426)	(970)	(2,434)	(1,502)
Recoveries	304	100	536	197
Ending Balance	$2,690	$2,442	$2,690	$2,442

The allowance for credit losses allocated by financial instrument category is as follows (in thousands):

	June 30, 2023	December 31, 2022
Accounts receivable	$2,548	$2,555
Agent advances receivable	142	93
Allowance for credit losses	$2,690	$2,648

NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid insurance	$432	$1,578
Prepaid fees and services	2,029	1,986
Agent incentives advances	1,094	1,014
Agent advances receivable, net of allowance	1,434	1,311
Tenant allowance	2,815	3,753
Prepaid income taxes	3,430	2,130
Prepaid expenses and current assets - other	1,086	977
	$12,320	$12,749

Other assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Revolving line origination fees	$1,997	$1,578
Agent incentives advances	2,063	1,062
Agent advances receivable, net of allowance	1,483	1,392
Right-of-use assets, net	24,446	24,768
Funds held by seized banking entities, net of allowance	1,868	1,646
Other assets	2,604	1,430
	$34,461	$31,876

Prior to 2022, local banking regulators in Mexico resolved to close and liquidate a local financial institution, citing a lack of compliance with minimum capital requirements. The Company has approximately $5.2 million of exposure from deposits it held with this bank when it was closed. In accordance with the banking regulations in Mexico, large depositors such as the Company will be paid once the assets of the financial institution are liquidated. Currently, it is difficult to predict the length of the liquidation process or if the proceeds from the asset liquidation will be sufficient to recover any of the Company's funds on deposit. The Company maintains a valuation allowance of approximately $3.6 million in connection with the balance of deposits held by the financial institution as a result of its closure.

Index

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
Goodwill and the majority of intangible assets on the condensed consolidated balance sheets of the Company were recognized from business acquisitions. Intangible assets on the condensed consolidated balance sheets of the Company consist of agent relationships, trade names, developed technology and other intangible assets. Agent relationships, trade names and developed technology are amortized over their estimated useful lives of up to 15 years using an accelerated method that correlates with the projected realization of the benefit. The agent relationships intangible represents the network of independent sending agents; trade names refers to the Intermex, La Nacional and I-Transfer names, branded on all applicable agent locations and well recognized in the market; and developed technology includes the state-of-the-art system that the Company has continued to develop and improve over the past 20 years. Other intangible assets relate to the acquisition of Company-operated stores, which are amortized on a straight line basis over 10 years, and non-competition agreements, which are amortized over the length of the agreement, typically 5 years. The determination of our intangible fair values includes several assumptions that are subject to various risks and uncertainties. Management believes it has made reasonable estimates and judgments concerning these risks and uncertainties, and no impairment charges were determined necessary to be recognized during the three and six months ended June 30, 2023.

The following table presents the changes in goodwill and intangible assets (in thousands):

	Goodwill	Intangibles
Balance at December 31, 2022	$49,774	$19,826
Measurement period adjustment (Refer to Note 2)	(1,134)	—
Acquisition of LAN Holdings	4,847	3,200
Amortization expense	—	(2,404)
Balance at June 30, 2023	$53,487	$20,622

Amortization expense related to intangible assets for the remainder of 2023 and thereafter is as follows (in thousands):

2023	$2,479
2024	3,965
2025	3,156
2026	2,521
2027	2,023
Thereafter	6,478
$20,622

NOTE 7 – LEASES
To conduct certain of our operations, the Company is a party to leases for office space, warehouses and Company-operated store locations. In December 2022, the Company entered into a lease agreement, which expires in 2033, for its new headquarters to accommodate its growing workforce. The Company expects to complete the move to the new headquarters in the second half of 2023 following the completion of leasehold improvements. The new lease agreement provides for the Company to receive a tenant allowance amounting to approximately $3.8 million through the construction period and the Company will commence making monthly lease payments on November 1, 2024. Such tenant allowance has been recorded within prepaid expenses and other current assets in the condensed consolidated balance sheet.

Index

The presentation of right-of-use assets and lease liabilities in the condensed consolidated balance sheet is as follows (in thousands):

Leases	Classification	June 30, 2023	December 31, 2022
Assets
Right-of-use assets	Other assets(1)	$24,446	$24,768
Total leased assets		$24,446	$24,768

Liabilities
Current
Operating	Accrued and other liabilities	$5,341	$5,258
Noncurrent
Operating	Lease liabilities	22,918	23,272
Total Lease liabilities		$28,259	$28,530
(1) Operating right of-use assets are recorded net of accumulated amortization of $7.9 million and $5.6 million as of June 30, 2023 and December 31, 2022, respectively.
Lease expense for the three and six months ended June 30, 2023 and 2022, was as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	Classification	2023	2022	2023	2022
Operating lease cost	Other selling, general and administrative expenses	$2,010	$530	$4,074	$999

As of June 30, 2023 and December 31, 2022, the Company’s weighted-average remaining lease terms on its operating leases is 6.5 years and 6.6 years, and the Company’s weighted-average discount rate is 5.95% and 5.67%, respectively, which is the Company’s incremental borrowing rate. The Company used its incremental borrowing rate for all leases, as none of the Company’s lease agreements provide a readily determinable implicit rate.

Lease Payments

Future minimum lease payments for assets under non-cancelable operating lease agreements with original terms of more than one year for the remainder of 2023 and thereafter are as follows (in thousands):

2023	$3,137
2024	5,760
2025	6,229
2026	4,867
2027	3,607
Thereafter	14,978
Total lease payments	38,578
Less: Imputed interest	(10,319)
Present value of lease liabilities	$28,259

Index

NOTE 8 – WIRE TRANSFERS AND MONEY ORDERS PAYABLE, NET
Wire transfers and money orders payable, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Wire transfers payable, net	$49,252	$55,572
Customer voided wires payable	27,860	27,236
Money orders payable	29,159	29,443
	$106,271	$112,251

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

NOTE 9 – ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Commissions payable to sending agents	$19,013	$19,141
Accrued salaries and benefits	4,024	5,578
Accrued bank charges	1,922	1,644
Accrued other professional fees	1,291	1,169
Accrued taxes	1,579	1,329
Lease liabilities, current portion	5,341	5,258
Contingent consideration liability	1,800	1,321
Deferred revenue loyalty program	4,393	4,212
Other	2,596	2,203
	$41,959	$41,855

The following table shows the changes in the deferred revenue loyalty program liability (in thousands):

Balance, December 31, 2022	$4,212
Revenue deferred during the period	1,493
Revenue recognized during the period	(1,312)
Balance, June 30, 2023	$4,393

NOTE 10 – DEBT
Debt consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Revolving credit facility	$116,000	$76,000
Term loan facility	78,750	80,938
	194,750	156,938
Less: Current portion of long-term debt (1)	(6,069)	(4,975)
Less: Debt origination costs	(1,480)	(1,728)
	$187,201	$150,235
(1)Current portion of long-term debt is net of debt origination costs of approximately $0.5 million both at June 30, 2023 and December 31, 2022, respectively.

Index

The Company and certain of its domestic subsidiaries as borrowers and the other guarantors from time to time party thereto (collectively, the “Loan Parties”) entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”) with a group of banking institutions. The A&R Credit Agreement amended and restated in its entirety the Company’s previous credit agreement. The A&R Credit Agreement provided for a $150.0 million revolving credit facility, an $87.5 million term loan facility and an uncommitted incremental facility, which may be utilized for additional revolving or term loans, of up to $70.0 million. The A&R Credit Agreement also provides for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The proceeds of the term loan were used to refinance the existing term loan facility under the Company’s previous credit agreement, and the revolving credit facility is available for working capital, general corporate purposes and to pay fees and expenses in connection with this transaction. The maturity date of the A&R Credit Agreement is June 24, 2026.

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

Effective as of April 18, 2023, the Company amended its A&R Credit Agreement to increase the revolving credit commitments available thereunder from an aggregate of $150.0 million to $220.0 million. The credit commitments are available for general corporate purposes to support the Company’s growth and to fund working capital needs and will be subject to the same interest rate and other terms applicable to the outstanding revolving credit commitments under the A&R Credit Agreement. In addition, as amended, the A&R Credit Agreement provides the Company with a refreshed uncommitted incremental facility which may be utilized for new revolving credit facilities or term loans in an aggregate amount of up to $70.0 million. The amendment was accounted for as a debt modification. The balance of the unamortized debt origination costs in connection with the A&R Credit Agreement and the additional debt origination costs of approximately $0.7 million incurred in connection with this amendment will be amortized over the remaining life of the A&R Credit Agreement using the straight-line method, as it is not significantly different than the effective interest method. Debt origination costs paid to third parties in connection with the amendment were expensed as incurred during the second quarter of 2023.

The unamortized portion of debt origination costs totaled approximately $3.5 million and $3.3 million at June 30, 2023 and December 31, 2022, respectively. Amortization of debt origination costs is included as a component of interest expense in the condensed consolidated statements of income and comprehensive income and amounted to approximately $0.3 million for both the three months ended June 30, 2023 and 2022, and $0.5 million for both the six months ended June 30, 2023 and 2022.

At the election of the Company, interest on the term loan facility and revolving loans under the A&R Credit Agreement, as amended, may be determined by reference to SOFR plus an index adjustment of 0.10% and an applicable margin ranging between 2.50% and 3.00% based upon the Company’s consolidated leverage ratio, as calculated pursuant to the terms of the A&R Credit Agreement. Loans (other than Term Loans, as defined in the A&R Credit Agreement), may also bear interest at the Base Rate, plus an applicable margin ranging between 1.50% and 2.00% based upon the Company’s consolidated leverage ratio, as so calculated. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum. The effective interest rates for the six months ended June 30, 2023 for the term loan facility and revolving credit facility were 8.03% and 1.85%, respectively, and 3.59% and 0.75% for the six months ended June 30, 2022, respectively.

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

Index
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

NOTE 12 – SHARE-BASED COMPENSATION
International Money Express, Inc. Omnibus Equity Compensation Plans

The International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (the “2020 Plan”) provides for the granting of stock-based incentive awards, including stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) to employees and independent directors of the Company. There are 3.7 million shares of the Company’s common stock approved for issuance under the 2020 Plan, which includes 0.4 million shares that were previously subject to awards granted under the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (the “2018 Plan” and together with the 2020 Plan, the “Plans”). Although awards remain outstanding under the 2018 Plan, which was terminated effective June 26, 2020, no additional awards may be granted under the 2018 Plan. As of June 30, 2023, 2.1 million shares remained available for future awards under the 2020 Plan.

Stock Options

Share-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The stock options issued under the Plans have 10-year terms and generally vest in four equal annual installments beginning one year after the date of the grant. The Company recognized compensation expense for stock options of approximately $0.1 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively, and $0.3 million and $1.1 million for the six months ended June 30, 2023 and 2022, respectively, which are included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. As of June 30, 2023, unrecognized compensation expense related to stock options of approximately $0.3 million is expected to be recognized over a weighted-average period of 0.9 years.

Index
A summary of stock option activity under the Plans during the six months ended June 30, 2023 is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2022	711,050	$11.56	6.26	$4.28
Granted	—	$—		$—
Exercised	(67,250)	$12.22		$4.96
Forfeited	(11,250)	$14.07		$6.54
Outstanding at June 30, 2023	632,550	$11.44	5.73	$4.17

Exercisable at June 30, 2023	531,300	$11.03	5.56	$3.99

Restricted Stock Units

The RSUs granted under the Plans to the Company’s employees generally vest in four equal annual installments beginning one year after the date set forth in the applicable grant agreement, while RSUs issued to the Company’s independent directors vest on the one-year anniversary from the grant date. The Company recognized compensation expense for RSUs of approximately $0.7 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively, and $1.3 million and $0.8 million for the six months ended June 30, 2023 and 2022, respectively, which are included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. As of June 30, 2023, unrecognized compensation expense related to RSUs of approximately $6.7 million is expected to be recognized over a weighted-average period of 1.9 years.

A summary of RSU activity during the six months ended June 30, 2023 is presented below:

	Number of RSUs	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2022	316,902	$16.58
Granted(1)	175,121	$24.80
Vested	(101,700)	$17.36
Forfeited	(17,319)	$19.40
Outstanding (nonvested) at June 30, 2023	373,004	$20.10
(1) The aggregate fair value of all RSUs granted during the six months ended June 30, 2023 was approximately $4.3 million.

Share Awards

The Lead Independent Director and Chairs of the Committees of the Board of Directors are granted, in aggregate, $80.5 thousand in awards of fully vested shares of the Company’s common stock, payable on a quarterly basis at the end of each quarter in payment of fees earned in such capacities. During the three and six months ended June 30, 2023, 781 and 1,607 fully vested shares, respectively, were granted to the Lead Independent Director and Chairs of the Committees of the Board of Directors resulting in compensation expense of $20.1 thousand and $40.3 thousand, respectively, recorded and included in salaries and benefits in the condensed consolidated statements of income and comprehensive income.

Restricted Stock Awards

The RSAs issued under the Plans to the Company’s employees generally vest in four equal annual installments beginning one year after the date set forth in the applicable grant agreement. The Company recognized compensation expense for RSAs granted of $0.4 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively, and $0.6 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively, which are included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. As of June 30, 2023, there was $3.4 million of unrecognized compensation expense related to RSAs, which is expected to be recognized over a weighted-average period of 2.0 years.

A summary of RSA activity during the six months ended June 30, 2023 is presented below:

Index

	Number of RSAs	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2022	159,562	$15.28
Granted(1)	80,402	$25.68
Vested	(47,984)	$15.68
Forfeited	—	$—
Outstanding (nonvested) at June 30, 2023	191,980	$19.53
(1) The aggregate fair value of all RSAs granted during the six months ended June 30, 2023 was approximately $2.1 million.

Performance Stock Units

PSUs granted to the Company’s employees generally vest subject to attainment of performance criteria during the service period established by the Compensation Committee. Each PSU represents the right to receive one share of common stock, and the actual number of shares issuable upon vesting is determined based upon performance compared to financial performance targets. The PSUs vest based on the achievement of certain revenue or adjusted earnings per share parameters for a period of up to three years combined with a service period of three years. Compensation cost is recognized over the requisite service period when it is probable that the performance condition will be satisfied. During the third quarter of 2022, the Company reassessed the probability of vesting for PSU awards and determined that it was probable that a higher performance target will be achieved. Therefore, the Company recognized a cumulative catch-up adjustment of approximately $1.1 million as additional compensation expense for the three months ended September 30, 2022 (none in 2023). On February 28, 2023, the Compensation Committee determined that the higher performance target was achieved and approved the incremental grant of PSUs.

The Company recognized compensation expense for PSUs of $1.0 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively, and $1.8 million and $0.7 million for the six months ended June 30, 2023 and 2022, respectively, which are included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. As of June 30, 2023, there was $5.7 million of unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted-average period of 1.9 years.

A summary of PSU activity during the six months ended June 30, 2023 is presented below:

	Number of PSUs	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2022	300,871	8.63	$17.30
Granted(1)	318,386		$19.49
Vested	—		$—
Forfeited	—		$—
Outstanding (nonvested) at June 30, 2023	619,257	8.37	$18.43
(1) The aggregate fair value of all PSUs granted during the six months ended June 30, 2023 was approximately $6.2 million.

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

Index
(as defined in the A&R Credit Agreement) for the then most recently completed four fiscal quarters of the Company and (iii) to repurchase Company common stock from current or former employees in an aggregate amount of up to $10.0 million per calendar year.

The Company accounts for purchases of treasury stock under the cost method. Any direct costs incurred to acquire treasury stock are considered stock issue costs and added to the cost of the treasury stock. On May 5, 2023, the Company entered into an agreement with SPC Intermex, LP, a related party, for the purchase of 500,000 shares of the Company’s common stock for a total purchase price of $12.6 million, in a privately-negotiated transaction. During the three and six months ended June 30, 2023, including the shares previously mentioned, the Company purchased 916,122 shares and 1,232,581 shares for an aggregate purchase price of $22.9 million and $30.5 million, respectively. During the three and six months ended June 30, 2022, the Company purchased 503,513 shares and 727,901 shares for an aggregate purchase price of $10.0 million and $13.6 million, respectively. As of June 30, 2023, there was $90.7 million available for future share repurchases under the Repurchase Program.

NOTE 14 – EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income for the period by the weighted-average number of common shares outstanding for the period. In computing dilutive earnings per share, basic earnings per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards, including common stock options, RSUs, RSAs and PSUs.

Below are basic and diluted earnings per share for the periods indicated (in thousands, except for share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net income for basic and diluted earnings per common share	$15,422	$15,984	$27,184	$27,638

Shares:
Weighted-average common shares outstanding – basic	36,001,670	38,257,156	36,239,997	38,309,295
Effect of dilutive securities:
RSUs	122,030	111,918	131,335	86,988
Stock options	329,196	713,109	332,531	631,525
RSAs	52,046	45,064	61,626	35,500
PSUs	366,732	101,744	350,001	89,731
Weighted-average common shares outstanding – diluted	36,871,674	39,228,991	37,115,490	39,153,039

Earnings per common share – basic	$0.43	$0.42	$0.75	$0.72
Earnings per common share – diluted	$0.42	$0.41	$0.73	$0.71

As of June 30, 2023, there were 111.9 thousand RSUs and 58.4 thousand RSAs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.

As of June 30, 2022, there were 76.3 thousand stock options, 5.9 thousand RSUs and 131.2 thousand PSUs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.

As discussed in Note 13, the Company repurchased 916,122 shares and 1,232,581 shares of its common stock in the three and six months ended June 30, 2023, respectively. The effect of these repurchases on the Company’s weighted-average shares outstanding for the three and six months ended June 30, 2023 was a reduction of 737,711 shares and 464,658 shares, respectively, due to the timing of the repurchases.

Index
NOTE 15 – INCOME TAXES
A reconciliation between the income tax provision at the U.S. statutory tax rate and the Company’s income tax provision on the condensed consolidated statements of income and comprehensive income is below (in thousands, except for tax rates):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income before income taxes	$22,091	$22,095	$38,739	$38,254
U.S statutory tax rate	21%	21%	21%	21%
Income tax expense at statutory rate	4,639	4,640	8,135	8,033

State tax expense, net of federal benefit	1,741	1,369	3,055	2,353
Foreign tax rates different from U.S. statutory rate	(5)	34	43	45
Non-deductible expenses	283	220	508	357
Stock compensation	(67)	(41)	(274)	(61)
Other	78	(111)	88	(111)
Total income tax provision	$6,669	$6,111	$11,555	$10,616

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

Our income tax provision includes the expected benefit of all deferred tax assets, including our net operating loss carryforwards. With few exceptions, our U.S federal and state net operating loss carryforwards will expire from 2039 through 2042 and our foreign net operating losses will not expire. After consideration of all evidence, both positive and negative, management has determined that no valuation allowance is required at June 30, 2023 on the Company’s U.S. federal or state deferred tax assets; however, a valuation allowance has been recorded at June 30, 2023 on deferred tax assets associated with Canadian, Spanish, Italian, German and Dutch net operating loss carryforwards. Utilization of the Company's net operating loss carryforwards is subject to limitation under Internal Revenue Code Section 382 and similar tax provisions in the foreign jurisdictions in which we operate.

As presented in the income tax reconciliation above, the tax provision recognized on the condensed consolidated statements of income and comprehensive income was impacted by state taxes, non-deductible officer compensation and share-based compensation tax benefits, and foreign tax rates applicable to the Company’s foreign subsidiaries that are higher or lower than the U.S. statutory rate. Our effective state tax rate for the three and six months ended June 30, 2023 was higher than our effective state tax rate for the three and six ended June 30, 2022. The increase in our effective state tax rate is primarily a result of revenue from La Nacional earned during the three and six months ended June 30, 2023 which is sourced to states with relatively higher tax rates and from increases in non-deductible officer expenses.

NOTE 16 – COMMITMENTS AND CONTINGENCIES
Leases

In the ordinary course of business, the Company enters into leases for office space, warehouses and certain Company-operated store locations. Refer to Note 7 - Leases.
Contingencies and Legal Proceedings

The Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of the Company’s management, based upon the information available at this time and the stage of the proceedings, that it is not possible to determine the probability of loss or estimate of damages and, therefore, the Company has not established a reserve for any of these proceedings.

The Company operates in all 50 states in the United States, two U.S. territories and seven other countries. Money transmitters and their agents are under regulation by state and federal laws. Violations may result in civil or criminal penalties or a prohibition from providing money transfer services in a particular jurisdiction. It is the opinion of the Company’s management, based on information available at this

Index
time, that the expected outcome of regulatory examinations will not have a material adverse effect on either the results of operations or financial condition of the Company.

Regulatory Requirements

Pursuant to applicable licensing laws, certain domestic subsidiaries of the Company are required to maintain minimum tangible net worth and liquid assets (permissible investments) to cover the amount outstanding of wire transfers and money orders payable. As of June 30, 2023, the Company’s subsidiaries were in compliance with these requirements.

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

Overview
We are a leading omnichannel money remittance services company focused primarily on the United States of America (“United States” or “U.S.”) to Latin America and the Caribbean (“LAC”) corridor, which includes Mexico, Central and South America and the Caribbean. In recent years, we expanded our services to allow remittances to Africa and Asia from the United States and also began offering sending services from Canada to Latin America and Africa. Also, through the acquisition of LAN Holdings we now provide remittance services from Spain, Italy and Germany to Africa, Asia and Latin America. We utilize our proprietary technology to deliver convenient, reliable and value-added services to consumers through a broad network of sending and paying agents. Our remittance services, which include a comprehensive suite of ancillary financial processing solutions and payment services, are available in all 50 states in the U.S., Washington D.C., Puerto Rico and 13 provinces in Canada as well as in certain locations in Spain, Italy and Germany, where consumers can send money to beneficiaries in more than 60 countries in LAC, Africa and Asia. Our services are accessible in person through over 100,000 independent sending and paying agents and 124 Company-operated stores, as well as online and via Internet-enabled mobile devices. Additionally, our product and service portfolio include online payment options, pre-paid debit cards and direct deposit payroll cards, which may present different cost, demand, regulatory and risk profiles relative to our core money remittance business.

Money remittance services to LAC countries, mainly Mexico and Guatemala, are the primary source of our revenue. These services involve the movement of funds on behalf of an originating consumer for receipt by a designated beneficiary at a designated receiving location. Our remittances to LAC countries are primarily generated in the United States by consumers with roots in Latin American and Caribbean countries, many of whom do not have an existing relationship with a traditional full-service financial institution capable of providing the services we offer. We provide these consumers with flexibility and convenience to help them meet their financial needs. We believe many consumers who use our services may have access to traditional banking services, but prefer to use our services based on reliability, convenience and value. We generate money remittance revenue from fees paid by consumers (i.e., the senders of funds), which we share with our sending agents in the originating country and our paying agents in the destination country. Remittances paid in local currencies that are not pegged to the U.S. dollar, Canadian dollar or Euro can also generate revenue if we are successful in our daily management of currency exchange spreads.

Our money remittance services enable consumers to send funds through our broad network of locations in the United States. Canada, Spain, Italy and Germany that are primarily operated by third-party businesses, as well as through our Company-operated stores located in the United States, Canada, Spain, Italy and Germany. Transactions are processed and payment is collected by our agents (“sending agent(s)”) and those funds become available for pickup by the beneficiary at the designated destination, usually within minutes, at any Intermex payer location (“paying agent(s)”). We refer to our sending agents and our paying agents collectively as agents. In addition, our services are offered digitally through Intermexonline.com and via Internet-enabled mobile devices. For the six months ended June 30, 2023, we have grown our agent network by approximately 15.6% primarily due to the agents added as a result of the acquisition of LAN Holdings offset by the termination of low volume and unproductive sending agents. For the six months ended June 30, 2023, principal amount sent increased by approximately 20.8% to $11.7 billion, as compared to the same period in 2022, and total remittances processed were approximately 28.0 million, representing an increase of approximately 27.6%, as compared to the same period in 2022.

Acquisition of La Nacional and LAN Holdings
Effective November 1, 2022, the Company completed the acquisition of La Nacional and effective April 5, 2023, we completed the acquisition of LAN Holdings. See Note 2 in Item 1 Financial Statements for additional information regarding the acquisitions of La Nacional and LAN Holdings. The acquisitions of La Nacional and LAN Holdings strengthen the Company’s presence in the Dominican Republic, Europe and other key markets in Latin America, Africa and Asia.

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
•international political factors, political stability, tariffs, border taxes or restrictions on remittances or transfers from the outbound countries in which we operate;
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

Worldwide political and economic conditions in key Latin American markets, particularly Mexico, Guatemala and certain countries in South America, continue to exhibit instability, as evidenced by higher interest rates, high unemployment rates, restricted lending activity, higher inflation, volatility in foreign currencies, low consumer confidence, and supply chain disruptions, among other economic and market factors. Our business has generally been resilient during times of economic instability as money remittances are essential to many recipients, with the funds used by the receiving parties for their daily needs; however, long-term sustained appreciation of the Mexican peso or Guatemalan quetzal as compared to the U.S. dollar could negatively affect our revenues and profitability.

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

Operating Expenses
Service Charges from Agents and Banks

Service charges primarily consist of sending agent commissions and payer and bank fees. Service charges vary based on agent commission percentages and the amount of fees charged by payers and banks. Sending agents earn a commission on each transaction they process of approximately 50% of the transaction fee. Payer fees are based on a fixed amount per transaction processed. Service charges may increase if banks or payer organizations increase their fee structure or sending agents use higher fee methods to remit funds to us. Service charges also vary based on the method the consumer selects to send the transfer and the payer organization that facilitates the transaction.

Salaries and Benefits

Salaries and benefits include cash and share-based compensation associated with our corporate employees and sales team as well as employees at our Company-operated stores. Corporate employees include management, customer service, compliance, information technology, operations, finance, legal and human resources. Our sales team, located throughout the United States and Canada, is focused on supporting and growing our sending agent network. Share-based compensation is primarily recognized as an expense on a straight-line basis over the requisite service period; unrecognized compensation expense related to stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) of approximately $16.0 million is expected to be recognized over a weighted-average period of 1.9 years.

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

Transaction Costs

We incurred transaction costs associated with the acquisitions of La Nacional and LAN Holdings. These costs included all internal and external costs directly related to the transaction, consisting primarily of legal, consulting, accounting and advisory fees and certain incentive bonuses. They are presented within other selling, general and administrative expenses in our condensed consolidated statements of income and comprehensive income. See Note 2 to the condensed consolidated financial statements for additional information.

Depreciation and Amortization

Depreciation and amortization largely consists of depreciation of computer equipment and amortization of software that supports our technology platform. In addition, it includes amortization of intangible assets primarily related to our agent relationships, trade names and developed technology.

Non-Operating Expenses
Interest Expense

Interest expense consists primarily of interest associated with our debt, which consists of a term loan facility and a revolving credit facility. The effective interest rates for the six months ended June 30, 2023 for the term loan facility and revolving credit facility, were 8.03% and 1.85%, respectively.

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

Segments
Our business is organized around one reportable segment that provides money transmittal services primarily between the United States and Canada to Mexico, Guatemala and other countries in Latin America, Africa, Asia and Europe through a network of authorized agents located in various unaffiliated retail establishments and 124 Company-operated stores throughout the United States, Canada, Spain, Italy and Germany. This is based on the objectives of the business and how our chief operating decision maker, the CEO and President, monitors operating performance and allocates resources.

Index
Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share data)	2023	2022	2023	2022
Revenues:
Wire transfer and money order fees, net	$144,518	$117,622	$268,968	$215,621
Foreign exchange gain, net	22,382	18,195	41,550	33,868
Other income	2,250	1,118	3,996	2,111
Total revenues	169,150	136,935	314,514	251,600

Operating expenses:
Service charges from agents and banks	110,996	92,066	207,113	169,060
Salaries and benefits	17,640	11,748	33,808	23,058
Other selling, general and administrative expenses	12,637	7,663	23,974	14,730
Depreciation and amortization	3,135	2,251	6,038	4,434
Total operating expenses	144,408	113,728	270,933	211,282

Operating income	24,742	23,207	43,581	40,318

Interest expense	2,651	1,112	4,842	2,064

Income before income taxes	22,091	22,095	38,739	38,254

Income tax provision	6,669	6,111	11,555	10,616

Net income	$15,422	$15,984	$27,184	$27,638

Earnings per common share:
Basic	$0.43	$0.42	$0.75	$0.72
Diluted	$0.42	$0.41	$0.73	$0.71

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Revenues
Revenues for the above periods are presented below:

($ in thousands)	Three Months Ended June 30, 2023	% of Revenues	Three Months Ended June 30, 2022	% of Revenues
Revenues:
Wire transfer and money order fees, net	$144,518	86%	$117,622	86%
Foreign exchange gain, net	22,382	13%	18,195	13%
Other income	2,250	1%	1,118	1%
Total revenues	$169,150	100%	$136,935	100%

Wire transfer and money order fees, net of $144.5 million for the three months ended June 30, 2023 increased by $26.9 million, or 22.9%, from $117.6 million for the three months ended June 30, 2022. The increase was primarily due to a 26.7% increase in transaction volume in the second quarter of 2023 compared to the second quarter of 2022, due to the continued growth in our agent network that

Index
expanded as a result of the La Nacional and LAN Holdings acquisitions, which network increased by 38.3% when compared to June 30, 2022.

Revenues from foreign exchange gain, net of $22.4 million for the three months ended June 30, 2023 increased by $4.2 million, or 23.1%, from $18.2 million for the three months ended June 30, 2022. This increase was primarily due to higher transaction volume achieved by growth in our agent network and a higher average amount sent by consumers to destination countries in which our business is concentrated, as well as increased foreign exchange volatility in the Guatemalan quetzal during the quarter ended June 30, 2023.

Other income of $2.3 million for the three months ended June 30, 2023 increased by $1.2 million, or 90.4%, from $1.1 million for the three months ended June 30, 2022 primarily due to the impact of the revenue generated from ancillary services provided by La Nacional and LAN Holdings to a particular segment of their consumer bases and commercial customers, an increase in fees related to higher volume of transfers deemed abandoned property, as well as an increase in income related to money transfer transactions paid with debit or credit card.

Operating Expenses
Operating expenses for the above periods are presented below:

($ in thousands)	Three Months Ended June 30, 2023	% of Revenues	Three Months Ended June 30, 2022	% of Revenues
Operating expenses:
Service charges from agents and banks	$110,996	66%	$92,066	67%
Salaries and benefits	17,640	10%	11,748	9%
Other selling, general and administrative expenses	12,637	7%	7,663	6%
Depreciation and amortization	3,135	2%	2,251	2%
Total operating expenses	$144,408	85%	$113,728	84%

Service charges from agents and banks — Service charges from agents and banks were $111.0 million for the three months ended June 30, 2023 compared to $92.1 million for the three months ended June 30, 2022. The increase of $18.9 million, or 20.5%, was primarily due to the increase in transaction volume described above.

Salaries and benefits — Salaries and benefits of $17.6 million for the three months ended June 30, 2023 increased by $5.9 million, or 50.4%, from $11.7 million for the three months ended June 30, 2022. The increase is primarily due to $5.4 million spent in talent acquisition and retention, as well as increased wages, including the additional compensation related to La Nacional and LAN Holdings employees, which represents approximately 24.7% of salaries and benefits, and a $0.6 million increase in share-based compensation as a result of new awards granted during the six months ended June 30, 2023. Salaries and benefits for the three months ended June 30, 2023 represent 10% of total Revenues compared to 9% for the three months ended June 30, 2022, which increase is attributable to our expanded workforce as a result of the La Nacional and LAN Holdings acquisitions as they operate independently in the execution of certain operational functions.

Other selling, general and administrative expenses — Other selling, general and administrative expenses of $12.6 million for the three months ended June 30, 2023 increased by $4.9 million, or 63.6%, from $7.7 million for the three months ended June 30, 2022.

The increase was primarily the result of:

•$1.9 million - higher facilities and rent expenses for scheduled maintenance and contracted lease rate increases to support our business growth and expenses related to the company-operated stores and other facilities added as a result of the La Nacional and LAN Holdings acquisitions;
•$1.4 million - higher other operating expenses as a result of the receipt of a $0.8 million refund of state business and occupancy (“B&O”) tax for the state of Washington during the three months ended June 30, 2022, which was offset by higher operational losses and litigation settlements incurred in the three months ended June 30, 2023;
•$0.9 million - higher IT related expenses incurred to sustain our business expansion and to improve our technology environment;
•$0.5 million - higher audit related and professional fees to support our internal audit and compliance functions;
•$0.1 million - higher travel costs, primarily of our sales force, to support our business growth and expansion; and
•$0.1 million - higher loss on disposal of assets primarily due to replacement of equipment used by our sending agents during the three months ended June 30, 2023.

Index
Depreciation and amortization — Depreciation and amortization of $3.1 million for the three months ended June 30, 2023 increased by $0.8 million from $2.3 million for the three months ended June 30, 2022. The increase is the result of a $0.3 million increase in depreciation associated with additional computer equipment acquired to support our growing business and sending agent network, as well as approximately $0.3 million of depreciation for assets assumed in the La Nacional and LAN Holdings acquisitions and approximately $0.5 million for amortization of intangibles resulting from the La Nacional and LAN Holdings acquisitions. These increases were partially offset by a decrease of approximately $0.3 million in amortization related to our Intermex trade name, developed technology and agent relationships during the second quarter of 2023, as these intangibles are being amortized on an accelerated basis, which declines over time.

Non-Operating Expenses
Interest expense — Interest expense of $2.7 million for the three months ended June 30, 2023 increased by $1.6 million, or 145.5%, from $1.1 million for the three months ended June 30, 2022. The increase was primarily due to higher market interest rates and higher draws under our revolving credit facility to support the growth in our business.

Income tax provision — Income tax provision was $6.7 million for the three months ended June 30, 2023, which represents an increase of $0.6 million from an income tax provision of $6.1 million for the three months ended June 30, 2022. The increase in income tax provision was mainly attributable to an increase in our effective state tax rate primarily as a result of revenue from La Nacional earned during the three months ended June 30, 2023, which is sourced to states with relatively higher tax rates.

Net Income
We reported Net Income of $15.4 million for the three months ended June 30, 2023 compared to Net Income of $16.0 million for the three months ended June 30, 2022, which resulted in a decrease of $0.6 million, or 3.5%, due to the same factors discussed above.

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

Index
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

Adjusted Net Income for the three months ended June 30, 2023 was $18.4 million, representing a slight increase of $0.1 million from Adjusted Net Income of $18.3 million for the three months ended June 30, 2022. The increase in Adjusted Net Income was primarily due to the decrease in Net Income discussed above offset by the higher net effect of the adjusting items detailed in the table below.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted Net Income:

	Three Months Ended June 30,
(in thousands, except for per share data)	2023	2022
Net Income	$15,422	$15,984
Adjusted for:
Share-based compensation (a)	2,245	1,665
Transaction costs (b)	275	216
Other charges and expenses (c)	492	317
Amortization of intangibles (d)	1,209	972
Income tax benefit related to adjustments (e)	(1,274)	(899)
Adjusted Net Income	$18,369	$18,255

Adjusted Earnings per Share
Basic	$0.51	$0.48
Diluted	$0.50	$0.47

Weighted-average common shares outstanding
Basic	36,001,670	38,257,156
Diluted	36,871,674	39,228,991

(a)Represents share-based compensation relating to equity awards granted to employees and independent directors of the Company.
(b)Represents primarily financial advisory, professional and legal fees related to business acquisition transactions.
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

Adjusted Earnings per Share - Basic for the three months ended June 30, 2023 was $0.51, representing an increase of $0.03, or 6.3%, compared to $0.48 for the three months ended June 30, 2022. The increase in Adjusted Earnings per Share - Basic was primarily due to the higher net effect of the adjusting items detailed in the table above combined with a lower weighted average common shares total for the period due to stock repurchases.

Adjusted Earnings per Share - Diluted for the three months ended June 30, 2023 was $0.50, representing an increase of $0.03, or 6.4%, compared to $0.47 for the three months ended June 30, 2022. The increase in Adjusted Earnings per Share - Diluted was primarily due to

Index
the higher net effect of the adjusting items detailed in the table above combined with a lower weighted average common shares total for the period due to stock repurchases.

The following table presents the reconciliation of GAAP Earnings per Share, our closest GAAP measure, to Adjusted Earnings per Share:

	Three Months Ended June 30,
	2023		2022
	Basic	Diluted	Basic	Diluted
GAAP Earnings per Share	$0.43	$0.42	$0.42	$0.41
Adjusted for:
Share-based compensation	0.06	0.06	0.04	0.04
Transaction costs	0.01	0.01	0.01	0.01
Other charges and expenses	0.01	0.01	0.01	0.01
Amortization of intangibles	0.03	0.03	0.03	0.02
Income tax benefit related to adjustments	(0.04)	(0.03)	(0.02)	(0.02)
Adjusted Earnings per Share	$0.51	$0.50	$0.48	$0.47

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

Adjusted EBITDA for the three months ended June 30, 2023 was $30.9 million, representing an increase of $3.2 million, or 11.7%, from $27.7 million for the three months ended June 30, 2022. The increase in Adjusted EBITDA was primarily due to the decrease in Net Income discussed above offset by the higher net effect of the adjusting items detailed in the table below.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted EBITDA:

	Three Months Ended June 30,
(in thousands)	2023	2022
Net Income	$15,422	$15,984
Adjusted for:
Interest expense	2,651	1,112
Income tax provision	6,669	6,111
Depreciation and amortization	3,135	2,251
EBITDA	27,877	25,458
Share-based compensation (a)	2,245	1,665
Transaction costs (b)	275	216
Other charges and expenses (c)	492	317
Adjusted EBITDA	$30,889	$27,656

(a)Represents share-based compensation relating to equity awards granted to employees and independent directors of the Company.
(b)Represents primarily financial advisory, professional and legal fees related to business acquisition transactions.
(c)Represents primarily loss on disposal of fixed assets.

Index
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Revenues
Revenues for the above periods are presented below:

($ in thousands)	Six Months Ended June 30, 2023	% of Revenues	Six Months Ended June 30, 2022	% of Revenues
Revenues:
Wire transfer and money order fees, net	$268,968	86%	$215,621	86%
Foreign exchange gain, net	41,550	13%	33,868	13%
Other income	3,996	1%	2,111	1%
Total revenues	$314,514	100%	$251,600	100%

Wire transfer and money order fees, net of $269.0 million for the six months ended June 30, 2023 increased by $53.4 million, or 24.7%, from $215.6 million for the six months ended June 30, 2022. The increase was primarily due to a 27.6% increase in transaction volume in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, largely due to the continued growth in our agent network that expanded as a result of the La Nacional and LAN Holdings acquisitions, which network increased by 38.3% when compared to June 30, 2022.

Revenues from foreign exchange gain, net of $41.6 million for the six months ended June 30, 2023 increased by $7.7 million, or 22.7%, from $33.9 million for the six months ended June 30, 2022. This increase was primarily due to higher transaction volume achieved by growth in our agent network as well as increased foreign exchange volatility in the Guatemalan quetzal during the six months ended June 30, 2023.

Other income of $4.0 million for the three months ended June 30, 2023 increased by $1.9 million, or 90.5%, from $2.1 million for the three months ended June 30, 2022 primarily due to the impact of the revenue generated from other ancillary services provided by La Nacional and LAN Holdings to a particular segment of their consumer bases and commercial customers, an increase in fees related to higher volume of transfers deemed abandoned property, as well as an increase in income related to money transfer transactions paid with debit or credit card.

Operating Expenses
Operating expenses for the above periods are presented below:

($ in thousands)	Six Months Ended June 30, 2023	% of Revenues	Six Months Ended June 30, 2022	% of Revenues
Operating expenses:
Service charges from agents and banks	$207,113	66%	$169,060	67%
Salaries and benefits	33,808	11%	23,058	9%
Other selling, general and administrative expenses	23,974	7%	14,730	6%
Depreciation and amortization	6,038	2%	4,434	2%
Total operating expenses	$270,933	86%	$211,282	84%

Service charges from agents and banks — Service charges from agents and banks were $207.1 million for the six months ended June 30, 2023 compared to $169.1 million for the six months ended June 30, 2022. The increase of $38.0 million, or 22.5%, was primarily due to the increase in transaction volume described above.

Salaries and benefits — Salaries and benefits of $33.8 million for the six months ended June 30, 2023 increased by $10.7 million, or 46.3%, from $23.1 million for the six months ended June 30, 2022. The increase is primarily due to $9.2 million spent in talent acquisition and retention, as well as increased wages, including the additional compensation related to La Nacional and LAN Holdings employees, which represents approximately 22.2% of salaries and benefits, and a $1.0 million increase in share-based compensation as a result of new awards granted throughout 2023. Salaries and benefits for the six months ended June 30, 2023 represent 11% of total Revenues compared to 9% for the six months ended June 30, 2022, which increase is attributable to our expanded workforce as a result of the La Nacional and LAN Holdings acquisitions as they operate independently in the execution of certain operational functions.

Index
Other selling, general and administrative expenses — Other selling, general and administrative expenses of $24.0 million for the six months ended June 30, 2023 increased by $9.3 million, or 63.3%, from $14.7 million for the six months ended June 30, 2022.

The increase was primarily the result of:

•$4.0 million - higher facilities and rent expenses for scheduled maintenance and contracted lease rate increases to support our business growth and expenses related to the company-operated stores and other facilities added as a result of the La Nacional and LAN Holdings acquisitions;
•$1.2 million - higher other operating expenses resulting from the receipt during the six months ended June 30, 2022 of a $0.8 million refund of state business and occupancy (“B&O”) tax for the state of Washington, which was offset by higher operational losses and litigation settlements incurred in the six months ended June 30, 2023;
•$1.5 million - higher IT related expenses incurred to sustain our business expansion and to improve our technology environment;
•$0.7 million - higher audit related and professional fees to support our internal audit and compliance functions;
•$0.4 million - increase in provision for credit losses due to higher net write-offs of accounts receivable during the six months ended June 30, 2023 compared to the same period in 2022, primarily as a result of sending agents that were not able to pay in accordance with the original terms and are, accordingly, subject to our normal collection procedures;
•$0.4 million - higher loss on disposal of assets primarily due to replacement of equipment used by our agent network and write-off of equipment assigned to sending agents closed during the six months ended June 30, 2023;
•$0.4 million - higher travel costs, primarily of our sales force, to support or business growth and expansion; and
•$0.2 million - transaction costs associated with business acquisitions.

These increases were partially offset by:

•$0.2 million - in lower advertising and promotion expenses, primarily as a result of lower investment in advertising during 2023 and higher co-branding investment by some of our paying agents during 2022.

Depreciation and amortization — Depreciation and amortization of $6.0 million for the six months ended June 30, 2023 increased by $1.6 million from $4.4 million or 36.4% for the six months ended June 30, 2022. The increase is the result of a $0.6 million increase in depreciation associated with additional computer equipment acquired to support our growing business and sending agent network, as well as approximately $0.6 million of depreciation for assets assumed in the La Nacional and LAN Holdings acquisitions and approximately $0.9 million for amortization of intangibles resulting from the La Nacional and LAN Holdings acquisitions. These increases were partially offset by a decrease of approximately $0.5 million in amortization related to our Intermex trade name, developed technology and agent relationships during the six months ended June 30, 2023, as these intangibles are being amortized on an accelerated basis, which declines over time.

Non-Operating Expenses
Interest expense — Interest expense of $4.8 million for the six months ended June 30, 2023 increased by $2.7 million, or 128.6%, from $2.1 million for the six months ended June 30, 2022. The increase was primarily due to higher market interest rates paid under our Amended and Restated Credit Agreement, as well as higher and more frequent draws under our revolving credit facility during the six months ended June 30, 2023.

Income tax provision — Income tax provision was $11.6 million for the six months ended June 30, 2023, which represents an increase of $1.0 million from an income tax provision of $10.6 million for the six months ended June 30, 2022. The increase in income tax provision was mainly attributable to an increase in our effective state tax rate primarily as a result of revenue from La Nacional earned during the six months ended June 30, 2023, which is sourced to states with relatively higher tax rates.

Net Income
We reported Net Income of $27.2 million for the six months ended June 30, 2023 compared to Net Income of $27.6 million for the six months ended June 30, 2022, which resulted in a decrease of $0.4 million, or 1.5%, due to the same factors discussed above.

Non-GAAP Financial Measures

Adjusted Net Income and Adjusted Earnings per Share
Adjusted Net Income (previously defined and used as described above) for the six months ended June 30, 2023 was $32.6 million, representing an increase of $1.0 million, or 3.2%, from Adjusted Net Income of $31.6 million for the six months ended June 30, 2022. The increase in Adjusted Net Income was primarily due to the higher net effect of the adjusting items detailed in the table below offset by a decrease in Net Income discussed above.

Index
The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted Net Income:

	Six Months Ended June 30,
(in thousands, except for per share data)	2023	2022
Net Income	$27,184	$27,638
Adjusted for:
Share-based compensation (a)	3,943	2,933
Transaction costs (b)	399	216
Other charges and expenses (c)	1,021	458
Amortization of intangibles (d)	2,334	1,944
Income tax benefit related to adjustments (e)	(2,296)	(1,566)
Adjusted Net Income	$32,585	$31,623

Adjusted Earnings per Share
Basic	$0.90	$0.83
Diluted	$0.88	$0.81

Weighted-average common shares outstanding
Basic	36,239,997	38,309,295
Diluted	37,115,490	39,153,039

(a)Represents share-based compensation relating to equity awards granted to employees and independent directors of the Company.
(b)Represents primarily financial advisory, professional and legal fees related to business acquisition transactions.
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

Adjusted Earnings per Share - Basic for the six months ended June 30, 2023 was $0.90, representing an increase of $0.07, or 8.4%, compared to $0.83 for the six months ended June 30, 2022. The increase in Adjusted Earnings per Share - Basic was primarily due to the higher net effect of the adjusting items detailed in the table above combined with a lower weighted average common shares total for the period due to stock repurchases.

Adjusted Earnings per Share - Diluted for the six months ended June 30, 2023 was $0.88, representing an increase of $0.07, or 8.6%, compared to $0.81 for the six months ended June 30, 2022. The increase in Adjusted Earnings per Share - Diluted was primarily due to the higher net effect of the adjusting items detailed in the table above combined with a lower weighted average common shares total for the period due to stock repurchases.

The following table presents the reconciliation of GAAP Earnings per Share, our closest GAAP measure, to Adjusted Earnings per Share:

	Six Months Ended June 30,
	2023		2022
	Basic	Diluted	Basic	Diluted
GAAP Earnings per Share	$0.75	$0.73	$0.72	$0.71
Adjusted for:
Share-based compensation	0.11	0.11	0.08	0.07
Transaction costs	0.01	0.01	0.01	0.01
Other charges and expenses	0.03	0.03	0.01	0.01
Amortization of intangibles	0.06	0.06	0.05	0.05
Income tax benefit related to adjustments	(0.06)	(0.06)	(0.04)	(0.04)
Adjusted Earnings per Share	$0.90	$0.88	$0.83	$0.81

Index
The table above may contain slight summation differences due to rounding.

Adjusted EBITDA

Adjusted EBITDA (previously defined and used as described above) for the six months ended June 30, 2023 was $55.0 million, representing an increase of $6.6 million, or 13.6%, from $48.4 million for the six months ended June 30, 2022. The increase in Adjusted EBITDA was primarily due to the higher net effect of the adjusting items detailed in the table below offset by the decrease in Net Income discussed above.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted EBITDA:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net Income	$27,184	$27,638
Adjusted for:
Interest expense	4,842	2,064
Income tax provision	11,555	10,616
Depreciation and amortization	6,038	4,434
EBITDA	49,619	44,752
Share-based compensation (a)	3,943	2,933
Transaction costs (b)	399	216
Other charges and expenses (c)	1,021	458
Adjusted EBITDA	$54,982	$48,359

(a)Represents share-based compensation relating to equity awards granted to employees and independent directors of the Company.
(b)Represents primarily financial advisory, professional and legal fees related to business acquisition transactions.
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

We have funded and still expect to continue funding our liquidity requirements through internally generated funds, supplemented in the ordinary course, with borrowings under our revolving credit facility. We maintain a strong cash and cash equivalents balance position and have access to committed funding sources, which we have used only on an ordinary course basis during the six months ended June 30, 2023. Therefore, we believe that our current cash and cash equivalents position, as well as projected cash flows generated from operations, together with borrowings under our revolving credit facility are sufficient to fund our principal and interest payments, lease expenses, our working capital needs, our business acquisitions and our expected capital expenditures for at least the next twelve months.

Credit Agreement

We have an Amended and Restated Credit Agreement (as amended as described below, the “A&R Credit Agreement”) with a group of banking institutions. The A&R Credit Agreement provided for a $150.0 million revolving credit facility, an $87.5 million term loan facility and an uncommitted incremental facility, which may be utilized for additional revolving or term loans, of up to $70.0 million. The A&R Credit Agreement also provides for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The proceeds of the term loan were used to refinance the existing term loan under the Company’s previous credit agreement, and the revolving credit facility is available for working capital, general corporate purposes and to pay fees and expenses in connection with this transaction. The maturity date of the A&R Credit Agreement is June 24, 2026.

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

As of June 30, 2023, we had $78.8 million of borrowings under the term loan facility excluding debt origination costs of $1.5 million. As of June 30, 2023, there were $116.0 million of outstanding amounts drawn on the revolving credit facility. There were $174.0 million of additional borrowings available under these facilities as of June 30, 2023.

At the election of the Company, interest on the term loan facility and revolving loans under the A&R Credit Agreement may be determined by reference to SOFR plus an index adjustment of 0.10% and an applicable margin ranging between 2.50% and 3.00% based upon the Company’s consolidated leverage ratio, as calculated pursuant to the terms of the A&R Credit Agreement. Loans (other than Term Loans, as defined in the A&R Credit Agreement), may also bear interest at the base rate plus an applicable margin ranging between 1.50% and 2.00% based upon the Company’s consolidated leverage ratio, as so calculated. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum. The effective interest rates for the six months ended June 30, 2023 for the term loan facility and revolving credit facility were 8.03% and 1.85%, respectively.
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

Index
leverage ratio (as calculated under the A&R Credit Agreement) is greater than or equal to 3.0, and the remainder of any such excess cash flow is contributed to the available amount which may be used for a variety of purposes, including investments and distributions.

The A&R Credit Agreement contains financial covenants that require the Company to maintain a quarterly minimum fixed charge coverage ratio of 1.25:1.00 and a quarterly maximum consolidated leverage ratio of 3.25:1.00. As of June 30, 2023, we were in compliance with the covenants of the A&R Credit Agreement. The A&R Credit Agreement generally restricts the ability of the Company to make certain restricted payments, including the repurchase of shares of its common stock, provided that the Company may make restricted payments, among others, (i) without limitation so long as the Consolidated Leverage Ratio (as defined in the A&R Credit Agreement), as of the then most recently completed four fiscal quarters of the Company, after giving pro forma effect to such restricted payments, is 2.25:1.00 or less, (ii) that do not exceed, in the aggregate during any fiscal year, the greater of (x) $23.8 million and (y) 25.00% of Consolidated EBITDA (as defined in the A&R Credit Agreement) for the then most recently completed four fiscal quarters of the Company and (iii) to repurchase Company common stock from current or former employees in an aggregate amount of up to $10.0 million per calendar year. The A&R Credit Agreement also contains covenants that limit the Company’s and its subsidiaries’ ability to, among other things, grant liens, incur additional indebtedness, make acquisitions or investments, dispose of certain assets, change the nature of their businesses, enter into certain transactions with affiliates or amend the terms of material indebtedness.

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

The Company accounts for purchases of treasury stock under the cost method. Any direct costs incurred to acquire treasury stock are considered stock issue costs and added to the cost of the treasury stock. During the six months ended June 30, 2023, including the shares purchased in the privately-negotiated transaction described below, the Company purchased 1,232,581 shares for an aggregate purchase price of $30.5 million. During the six months ended June 30, 2022, the Company purchased 727,901 shares for an aggregate purchase price of $13.6 million. As of June 30, 2023, there was $90.7 million available for future share repurchases under the Repurchase Program.

Privately-Negotiated Share Repurchase Transaction

On May 5, 2023, the Company entered into an agreement with SPC Intermex, LP, a related party, for the purchase of 500,000 shares of the Company’s common stock for a total purchase price of $12.6 million, or a per share price of $25.28, in a privately-negotiated transaction.

Operating Leases

We are party to operating leases for office space, warehouses and Company-operated store locations, which we use as part of our day-to-day operations. Operating lease expenses were $2.0 million and $4.1 million for the three and six months ended June 30, 2023, which we expect to be consistent throughout the year. We have not entered into finance lease commitments. For additional information on operating lease obligations, refer to Note 7, Leases, to the Condensed Consolidated Financial Statements.

Index
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2023	2022
Statement of Cash Flows Data:
Net cash provided by operating activities	$8	$4,560
Net cash used in investing activities	(10,028)	(6,867)
Net cash provided by (used in) financing activities	6,546	(15,612)
Effect of exchange rate changes on cash and cash equivalents	1,353	45
Net decrease in cash and cash equivalents	(2,121)	(17,874)

Cash and cash equivalents, beginning of period	149,493	132,474
Cash and cash equivalents, end of period	$147,372	$114,600

Operating Activities
Net cash provided by operating activities was $8.0 thousand for the six months ended June 30, 2023, a decrease of $4.6 million from net cash provided by operating activities of $4.6 million for the six months ended June 30, 2022. The decrease is primarily a result of a $10.1 million change in working capital, which varies due to timing of transmittal orders and payments, as well as prefunding of payers primarily for weekends, which was the case for the quarter ended June 30, 2023. The changes in working capital were offset by additional cash generated by our operating results adjusted for noncash items for the six months ended June 30, 2023, resulting from the further growth of the business.

Investing Activities
Net cash used in investing activities was $10.0 million for the six months ended June 30, 2023, representing an increase of $3.1 million from net cash used in investing activities of $6.9 million for the six months ended June 30, 2022. This increase in cash used was due to the acquisition of LAN Holdings through a cash transaction which resulted in $5.5 million of cash used, net of cash acquired, offset by lower purchases of computer equipment during the six months ended June 30, 2023 in comparison with the six months ended June 30, 2022.

Financing Activities
Net cash provided by financing activities was $6.5 million for the six months ended June 30, 2023, which primarily consisted of $40.0 million of borrowings, net under the revolving credit facility, $2.2 million in scheduled quarterly payments due on the term loan facility, $30.5 million used for repurchases of common stock, $0.9 million of payments for stock-based awards for shares withheld for tax payments in connection with share-based compensation arrangements and $0.7 million of debt origination costs related to the A&R Credit Agreement, partially offset by $0.8 million in proceeds from issuance of stock as a result of the exercise of stock options.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. Our Critical Accounting Policies and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022, for which there were no material changes during the three and six months ended June 30, 2023, included the following:

•Allowance for Credit Losses
•Goodwill and Intangible Assets
•Income Taxes

Recent Accounting Pronouncements
Refer to Note 1, Business and Accounting Policies, of the Condensed Consolidated Financial Statements for information on recent accounting pronouncements.

Index
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
We manage foreign currency risk through the structure of the business and an active risk management process. One of the methods to settle with our payers in Latin America is entering into foreign exchange tom and spot transactions with local and foreign currency providers (“counterparties”). The foreign currency exposure on our foreign exchange tom and spot transactions is limited by the fact that all transactions are settled within two business days from trade date. Foreign currency fluctuations, however, may negatively affect our average exchange gain per transaction. The Company had open tom and spot foreign exchange contracts for Mexican pesos and Guatemalan quetzales amounting to approximately $86.3 million and $41.3 million at June 30, 2023 and December 31, 2022, respectively.

In addition, included in wire transfers and money orders payable, net in our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, there are $31.7 million and $39.3 million, respectively, of wires payable denominated in foreign currencies, primarily Mexican pesos and Guatemalan quetzales.

Also, included in prepaid wires, net in our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, there are $94.3 million and $82.3 million, respectively, of prepaid wires denominated in foreign currencies, primarily Mexican pesos and Guatemalan quetzales.

We are also exposed to changes in currency rates as a result of our investments in foreign operations and revenues generated in currencies other than the U.S. dollar. Revenues and profits generated by international operations will increase or decrease because of changes in foreign currency exchange rates. This foreign currency risk is related primarily to our operations in our foreign subsidiaries. Revenues from our foreign subsidiaries represent less than 2% of our consolidated revenues for the six months ended June 30, 2023. Therefore, a 10% increase or decrease in these currency rates against the U.S. Dollar would result in a de minimis change to our overall operating results.

The spot and average exchange rates for the currencies in which we operate to U.S. dollar are as follows:

	2023		2022
	Spot(1)	Average(2)	Spot(1)	Average(2)
U.S. dollar/Mexico Peso	17.09	18.17	19.40	20.25
U.S. dollar/Guatemala Quetzal	7.84	7.81	7.85	7.68
U.S. dollar/Canadian Dollar	1.33	1.35	1.36	1.27
U.S. dollar/Dominican Peso(3)	54.95	54.42	—	—
U.S. dollar/Euro(3)	0.92	0.92	—	—
(1)Spot exchange rates are as of June 30, 2023 and December 31, 2022.
(2)Average exchange rates are for the six months ended June 30, 2023 and 2022.
(3)We commenced operations in Dominican Republic and Europe in connection with the LAN Acquisition in April 2023 and, therefore, no information is provided prior to 2023.

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

During the six months ended June 30, 2023, the Federal Reserve continued raising the fed funds rate from 4.50% to 5.25% as a countermeasure to control inflation in the United States. As a consequence, other benchmark interest rates such as SOFR and previously LIBOR increased as well. These increases have resulted in the Company incurring higher interest expense. The Company expects that the Federal Reserve will continue to monitor the fed funds rate and may consider further increases through the remainder of 2023, which will continue exposing the Company to higher interest rate risk as benchmark interest rates such as SOFR will continue increasing as well. As of June 30, 2023, we had $78.8 million and $116.0 million in outstanding borrowings under the term loan facility and revolving credit facility, respectively. A hypothetical 1% increase or decrease in the interest rate on our indebtedness as of June 30, 2023 would have increased or decreased cash interest expense on our term loan facility and revolving credit facility by approximately $0.8 million and $1.2 million per annum, respectively.

Index
Credit Risk
We maintain certain cash balances in various U.S. banks, which at times, may exceed federally insured limits. We have not incurred any losses on these accounts. In addition, we maintain cash in various bank accounts in Mexico, Guatemala, Canada, Spain and Italy and short-term investment accounts in Mexico, which may not be fully insured. During the six months ended June 30, 2023, we did not incur any losses on these uninsured accounts. To manage our exposure to credit risk with respect to cash balances and other credit risk exposure resulting from our relationships with banks and financial institutions, we regularly review cash concentrations, and we attempt to diversify our cash balances among global financial institutions.

We are also exposed to credit risk related to receivable balances from sending agents. We perform a credit review before each agent signing and conduct ongoing analyses of sending agents and certain other parties we transact with directly. As of June 30, 2023, we also had $3.1 million outstanding of agent advances receivable from sending agents. Most of the agent advances receivable are collateralized by personal guarantees from the sending agents and by assets from their businesses.

Our provision for credit losses was approximately $1.9 million for the six months ended June 30, 2023 (0.6% of total revenues) and $1.5 million for the six months ended June 30, 2022 (0.6% of total revenues). The increase in our provision for credit losses in the six months ended June 30, 2023 is due to higher write-offs of accounts receivable in 2023 compared to 2022 primarily as a result of sending agents that were not able to pay in accordance with the original terms and are, accordingly, subject to our normal collection procedures.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our Chief Executive Officer and President, and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure as of June 30, 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the quarter ended June 30, 2023:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
April 1 through April 30	1,007	$25.26	—	$100,669,397
May 1 through May 31	647,264	$24.80	147,063	$97,263,137
June 1 through June 30	269,059	$24.50	269,059	$90,672,499
Total	917,330		416,122

(a)Includes 147,063 and 269,059 shares purchased in May 2023 and June 2023, respectively, under the Repurchase Program (as defined below) and 1,007 and 201 shares withheld for income tax purposes in April 2023 and May 2023, respectively, in connection with shares issued under compensation and benefit programs. In addition, in May 2023, the Company repurchased 500,000 shares at a price of $25.28 per share in a privately negotiated transaction outside of the Repurchase Program.
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
On May 11, 2023, Robert Lisy, the Company’s Chief Executive Officer, President and Chairman of the Board of Directors, terminated a plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (the “10b5-1 plan”), which 10b5-1 plan was entered into on December 16, 2022 and provided for the potential sale of up to 150,000 shares of the Company’s common stock between May and June 2023.

Index

Mr. Lisy sold 116,000 shares of the Company’s common stock under the 10b5-1 plan during May 2023 prior to termination of such plan.

Index
ITEM 6. EXHIBITS

Exhibit No.	Document

10.1**	Share Repurchase Agreement, dated May 5, 2023, between International Money Express, Inc. and SPC Intermex, LP. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 8, 2023).

10.2**	Second Amendment Agreement, dated as of April 18, 2023, by and among International Money Express, Inc., International Money Express Sub 2, LLC, Intermex Holdings, Inc., Intermex Wire Transfer, LLC, the other guarantors from time to time party thereto, the lenders from time to time party thereto and KeyBank National Association, as the Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 19, 2023).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Chief Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Chief Financial Officer

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included with the Exhibit 101 attachments).
*Filed herewith.
** Previously filed.
#    Furnished herewith.

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Money Express, Inc. (Registrant)

Date: August 4, 2023	By:	/s/ Robert Lisy
Robert Lisy
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 4, 2023	By:	/s/ Andras Bende
Andras Bende
Chief Financial Officer
(Principal Financial Officer)