Form 10-Q
period 2023-09-30
International Money Express, Inc.
filed 2023-11-07
CIK 1683695

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒
As of November 2, 2023, there were 34,867,023 shares of the registrant’s common stock, $0.0001 par value per share, outstanding. The registrant has no other class of common stock outstanding.

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
•factors relating to our business, operations and financial performance, including:
◦the Company’s ability to successfully execute, manage, integrate and obtain the anticipated financial benefits of key acquisitions and mergers;
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

Index
PART 1 – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	September 30, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$222,447	$149,493
Accounts receivable, net	163,007	129,808
Prepaid wires, net	84,147	90,386
Prepaid expenses and other current assets	12,730	12,749
Total current assets	482,331	382,436

Property and equipment, net	28,967	28,160
Goodwill	53,814	49,774
Intangible assets, net	19,358	19,826
Other assets	35,121	31,876
Total assets	$619,591	$512,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net	$6,616	$4,975
Accounts payable	33,283	25,686
Wire transfers and money orders payable, net	159,858	112,251
Accrued and other liabilities	44,270	41,855
Total current liabilities	244,027	184,767
Long-term liabilities:
Debt, net	193,137	150,235
Lease liabilities, net	22,465	23,272
Deferred tax liability, net	2,324	3,892
Total long-term liabilities	217,926	177,399

Commitments and contingencies, see Note 16

Stockholders’ equity:
Common stock $0.0001 par value; 230,000,000 shares authorized, 39,626,532 and 39,453,236 shares issued and 35,069,785 and 36,630,970 shares outstanding as of September 30, 2023 and December 31, 2022, respectively.	4	4
Additional paid-in capital	76,404	70,210
Retained earnings	181,150	139,134
Accumulated other comprehensive income (loss)	1	(142)
Treasury stock, at cost; 4,556,747 and 2,822,266 shares as of September 30, 2023 and December 31, 2022, respectively.	(99,921)	(59,300)
Total stockholders’ equity	157,638	149,906
Total liabilities and stockholders’ equity	$619,591	$512,072

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except for share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Wire transfer and money order fees, net	$147,387	$120,718	$416,355	$336,340
Foreign exchange gain, net	22,688	18,851	64,239	52,719
Other income	2,362	1,198	6,358	3,309
Total revenues	172,437	140,767	486,952	392,368

Operating expenses:
Service charges from agents and banks	112,871	93,658	319,983	262,717
Salaries and benefits	18,607	13,853	52,415	36,911
Other selling, general and administrative expenses	13,235	10,232	37,210	24,964
Depreciation and amortization	3,472	2,278	9,511	6,712
Total operating expenses	148,185	120,021	419,119	331,304

Operating income	24,252	20,746	67,833	61,064

Interest expense	2,801	1,466	7,643	3,530

Income before income taxes	21,451	19,280	60,190	57,534

Income tax provision	6,619	2,654	18,174	13,270

Net income	14,832	16,626	42,016	44,264

Other comprehensive income (loss)	(214)	(150)	142	(139)

Comprehensive income	$14,618	$16,476	$42,158	$44,125

Earnings per common share:
Basic	$0.42	$0.44	$1.17	$1.16
Diluted	$0.41	$0.43	$1.14	$1.14

Weighted-average common shares outstanding:
Basic	35,320,809	37,390,632	35,930,234	37,999,709
Diluted	36,082,163	38,425,868	36,767,680	38,907,283

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except for share data, unaudited)

	Three Months Ended September 30, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2023	39,571,073	$4	(4,054,847)	$(89,815)	$74,103	$166,318	$215	$150,825
Net income	—	—	—	—	—	14,832	—	14,832
Issuance of common stock:
Exercise of stock options, net of shares withheld for taxes	11,250	—	—	—	134	—	—	134
Restricted stock units and awards, net of shares withheld for taxes	43,388	—	—	—	(107)	—	—	(107)
Fully vested shares	821	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2,274	—	—	2,274
Adjustment from foreign currency translation, net	—	—	—	—	—	—	(214)	(214)
Acquisition of treasury stock, at cost	—	—	(501,900)	(10,106)	—	—	—	(10,106)
Balance, September 30, 2023	39,626,532	$4	(4,556,747)	$(99,921)	$76,404	$181,150	$1	$157,638

	Three Months Ended September 30, 2022
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2022	39,011,042	$4	(1,069,423)	$(19,194)	$70,012	$109,441	$(65)	$160,198
Net income	—	—		—	—	16,626	—	16,626
Issuance of common stock:
Exercise of stock options, net of shares withheld for taxes	377,589	—	—	—	(4,162)	—	—	(4,162)
Restricted stock units and awards, net of shares withheld for taxes	27,664	—	—	—	(18)	—	—	(18)
Fully vested shares	782	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2,625	—	—	2,625
Adjustment from foreign currency translation, net	—	—	—	—	—	—	(150)	(150)
Acquisition of treasury stock, at cost	—	—	(1,287,714)	(30,106)	—	—	—	(30,106)
Balance, September 30, 2022	39,417,077	$4	(2,357,137)	$(49,300)	$68,457	$126,067	$(215)	$145,013
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands, except for share data, unaudited)

	Nine Months Ended September 30, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	39,453,236	$4	(2,822,266)	$(59,300)	$70,210	$139,134	$(142)	$149,906
Net income	—	—	—	—	—	42,016	—	42,016
Issuance of common stock:
Exercise of stock options, net of shares withheld for taxes	78,500	—	—	—	956	—	—	956
Restricted stock units and awards, net of shares withheld for taxes	92,368	—	—	—	(979)	—	—	(979)
Fully vested shares	2,428	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	6,217	—	—	6,217
Adjustment from foreign currency translation, net	—	—	—	—	—	—	142	142
Acquisition of treasury stock, at cost	—	—	(1,734,481)	(40,621)	—	—	—	(40,621)
Balance, September 30, 2023	39,626,532	$4	(4,556,747)	$(99,921)	$76,404	$181,150	$1	$157,638

	Nine Months Ended September 30, 2022
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	38,820,222	$4	(341,522)	$(5,566)	$66,875	$81,803	$(76)	$143,040
Net income	—	—	—	—	—	44,264	—	44,264
Issuance of common stock:
Exercise of stock options, net of shares withheld for taxes	451,304	—	—	—	(3,675)	—	—	(3,675)
Restricted stock units and awards, net of shares withheld for taxes	142,991	—	—	—	(301)	—	—	(301)
Fully vested shares	2,560	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	5,558	—	—	5,558
Adjustment from foreign currency translation, net	—	—	—	—	—	—	(139)	(139)
Acquisition of treasury stock, at cost	—	—	(2,015,615)	(43,734)	—	—	—	(43,734)
Balance, September 30, 2022	39,417,077	$4	(2,357,137)	$(49,300)	$68,457	$126,067	$(215)	$145,013
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$42,016	$44,264
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,511	6,712
Share-based compensation	6,217	5,558
Provision for credit losses	3,770	2,022
Fair value of contingent consideration	(121)	—
Debt origination costs amortization	829	752
Deferred income tax benefit, net	(959)	(1,376)
Non-cash lease expense	5,965	1,631
Loss on disposal of property and equipment	1,479	633
Total adjustments	26,691	15,932
Changes in operating assets and liabilities:
Accounts receivable, net	(36,190)	(34,864)
Prepaid wires, net	12,037	(47,099)
Prepaid expenses and other assets	(3,353)	(828)
Wire transfers and money orders payable, net	39,740	18,158
Lease liabilities	(5,424)	(2,013)
Accounts payable and accrued and other liabilities	6,923	(3,398)
Net cash provided by (used in) operating activities	82,440	(9,848)

Cash flows from investing activities:
Purchases of property and equipment	(7,711)	(9,155)
Cash used in business acquisition, net of cash and cash equivalents acquired	(5,477)	—
Acquisition of agent locations	—	(225)
Net cash used in investing activities	(13,188)	(9,380)

Cash flows from financing activities:
Repayments of term loan facility	(3,828)	(3,281)
Borrowings under revolving credit facility, net	48,000	43,000
Debt origination costs	(701)	—
Proceeds from exercise of stock options	956	1,374
Payments for stock awards	(979)	(5,349)
Repurchases of common stock	(40,621)	(43,734)
Net cash provided by (used in) financing activities	2,827	(7,990)

Effect of exchange rate changes on cash and cash equivalents	875	(204)

Net increase (decrease) in cash and cash equivalents	72,954	(27,422)

Cash and cash equivalents, beginning of period	149,493	132,474

Cash and cash equivalents, end of period	$222,447	$105,052
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands, unaudited)

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,737	$2,773
Cash paid for income taxes	$18,981	$19,692

Supplemental disclosure of non-cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$5,325	$6,033
Right-of-use asset adjustments due to lease modifications	$—	$1,124
Contingent consideration liability	$600	$—
Settlement of receivable balance from LAN Holdings	$2,534	$—

Supplemental disclosure of non-cash financing activities:
Issuance of common stock for cashless exercise of options	$—	$9,175

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

Concentrations
The Company maintains certain of its cash balances in various U.S. banks, which at times, may exceed federally insured limits. The Company has not incurred any losses on these accounts. In addition, the Company maintains various bank accounts in Mexico, Guatemala, Canada and certain countries in Europe, which may not be fully insured. During the three and nine months ended September 30, 2023, the Company has not incurred any losses on these uninsured foreign bank accounts.

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
The Company paid cash consideration of $39.7 million upon consummation of the La Nacional Acquisition (subject to customary purchase price adjustments) and could be required to pay up to $2.4 million in contingent consideration in 2023 as a result of La Nacional achieving certain transaction volume and financial targets during 2023. The contingent consideration fair value as of September 30, 2023 and

Index
December 31, 2022 was approximately $1.2 million and $1.3 million, respectively. During the nine months ended September 30, 2023, the Company recorded a fair value adjustment of $0.1 million (none in the three months ended September 30, 2023) based on the expected achievement of the financial targets.
The following table summarizes the fair values of consideration transferred and identifiable net assets acquired in the La Nacional Acquisition on November 1, 2022, the measurement period adjustments in the nine months ended September 30, 2023 and the fair values of consideration transferred and identifiable net assets acquired as of September 30, 2023.

	November 1, 2022 (As initially reported)	Measurement Period Adjustments	September 30, 2023 (As Adjusted)
Assets acquired:
Cash and cash equivalents	$39,569	$—	$39,569
Accounts receivable	16,504	—	16,504
Prepaid wires	571	—	571
Prepaid expenses and other current assets	1,219	430	1,649
Property and equipment	4,077	—	4,077
Intangible assets	8,450	—	8,450
Other assets	13,659	—	13,659
Total identifiable assets acquired	$84,049	$430	$84,479

Liabilities assumed:
Accounts payable	$(1,260)	$—	$(1,260)
Wire transfers and money orders payable	(35,595)	—	(35,595)
Accrued and other liabilities	(3,651)	366	(3,285)
Lease liabilities	(13,067)	—	(13,067)
Deferred tax liability	(2,969)	700	(2,269)
Total liabilities assumed	$(56,542)	$1,066	$(55,476)

Net identifiable assets acquired	$27,507	$1,496	$29,003
Consideration transferred	$41,021	$—	$41,021
Goodwill	$13,514	$(1,496)	$12,018
Restructuring costs
During the third quarter of 2023, the Company implemented a Restructuring Plan (the "Plan") for La Nacional. The objectives were to reorganize the workforce, streamline operational processes as well as develop efficiencies within the Company. The Plan contemplated a reduction of La Nacional's workforce due to closing of operations, and surrendering of money transmitter licenses in certain states, termination of selected sending agents, centralization of functions at the consolidated Company level and closing of certain facilities.
For the three months ended September 30, 2023, the Company incurred $1.1 million in expenses related to the Plan. These expenses include approximately $0.8 million in severance payments and related benefits included in salaries and benefits in the condensed consolidated statement of income and comprehensive income, $0.3 million in computer equipment write-offs, $38 thousand for the early termination of a lease agreement and $31 thousand in legal fees related to the surrender of money transmitter licenses within states where La Nacional will no longer operate, which are included in other selling, general and administrative expenses in the condensed consolidated statement of income and comprehensive income.
The Company has paid out the above charges during the three months ended September 30, 2023 and does not have a liability recorded as of September 30, 2023.

Index
LAN Holdings, Corp.
On April 5, 2023, the Company completed the acquisition of 100% of the voting interest of LAN Holdings. LAN Holdings provides the Company the opportunity to enter into markets in which it did not have a presence previously, such as the ability to provide outbound remittance services from Spain, Italy, and Germany.

The total consideration transferred by the Company in connection with the LAN Acquisition was $13.4 million, which included $10.3 million in cash, subject to customary purchase price adjustments. The Company will also pay an additional $0.6 million in cash as a result of LAN Holdings’ achievement of certain operational milestones during 2023, which the parties have agreed have been achieved; accordingly, the earn-out will be paid under the terms of the definitive purchase agreement. Prior to the acquisition, the Company maintained a receivable balance of approximately $2.5 million related to money transfers paid by the Company on behalf of LAN Holdings. Upon the closing of the LAN Acquisition, the receivable balance was effectively settled and, therefore, included in the determination of the total consideration transferred. The LAN Acquisition was funded with cash on hand.

The following table summarizes the fair values of consideration transferred and identifiable net assets acquired in the LAN Acquisition on April 5, 2023, the measurement period adjustments in the nine months ended September 30, 2023 and the fair values of consideration transferred and identifiable net assets acquired as of September 30, 2023.

	April 5, 2023 (As initially reported)	Measurement Period Adjustments	September 30, 2023 (As Adjusted)
Assets acquired:
Cash and cash equivalents	4,721	—	4,721
Accounts receivable	3,643	—	3,643
Prepaid wires	4,613	—	4,613
Prepaid expenses and other current assets	353	—	353
Property and equipment	351	—	351
Intangible assets	3,200	—	3,200
Other assets	877	—	877
Total identifiable assets acquired	17,758	—	17,758

Liabilities assumed:
Accounts payable	(1,010)	—	(1,010)
Wire transfers and money orders payable	(6,645)	—	(6,645)
Accrued and other liabilities	(747)	(689)	(1,436)
Lease liabilities	(758)	—	(758)
Deferred tax liability	(91)	—	(91)
Total liabilities assumed	(9,251)	(689)	(9,940)

Net identifiable assets acquired	8,507	(689)	7,818
Consideration transferred	13,354	—	13,354
Goodwill	4,847	689	5,536

The goodwill balance for the LAN Acquisition represents the estimated values of the Company’s geographic presence in key markets, assembled workforce, management team’s industry-specific knowledge and synergies expected to be achieved from the combined operations of LAN Holdings and the Company. Goodwill resulting from the LAN Acquisition is not deductible for tax purposes.

Amortizing intangible assets related to the LAN Acquisition are primarily composed of agent relationships, a trade name and non-competition agreements, which had weighted average lives of approximately 15 years, 10 years and 5 years, respectively, and are based on LAN Holdings’ operational history and established relationships with, and the nature of, its customers. The weighted average life of amortizing intangible assets for LAN Acquisition was 14.95 years in the aggregate. These intangible assets are amortized utilizing an accelerated method over their estimated useful lives, which is a manner consistent with the pattern in which the related benefits are expected to be consumed. The acquisition date fair value of the agent relationships, trade name and non-competition agreement intangibles was $2.9 million, $0.3 million and $10.0 thousand, respectively.

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

Trade name refers to the I-Transfer name, branded on all agent locations and recognized in the market. This fair value was determined using the relief-from-royalty method, which is based on the Company’s expected revenues and a royalty rate estimated using comparable market data. The Company determined it was appropriate to assign a finite useful life of 10 years to the trade name to provide better matching of the amortization expense during the period of expected benefits.

The definitive purchase agreement to acquire La Nacional and LAN Holdings entered into by the Company includes non-competition provisions agreed to by the former owner and two key members of management of La Nacional. The fair value of these intangibles was valued using the “with and without” method, which estimated the value of an asset based on the difference in the value of the business’s cash flows “with” and “without” that asset. The Company assigned useful lives of up to 5 years for these intangibles, which matches the contractual term of the non-competition agreements.

The LAN Holdings results of operations have been included in the Company's results of operations from the date of its acquisition. The Company’s condensed consolidated statement of income and comprehensive income includes $6.1 million and $0.1 million of revenue and net loss for the three months ended September 30, 2023, and $10.9 million and $0.1 million of revenue and net loss for the nine months ended September 30, 2023, respectively, from LAN Holdings.

Transaction Costs

Transaction costs include all internal and external costs directly related to the Company’s acquisition activity, consisting primarily of legal, consulting, accounting and financial advisory fees. Transaction costs for the three and nine months ended September 30, 2023 amounted to $13.0 thousand and $0.4 million, respectively, and are included in other selling, general and administrative expenses on the condensed consolidated statement of income and comprehensive income. Transaction costs for the three and nine months ended September 30, 2022 amounted to $0.3 million and $0.5 million respectively.

Supplemental Pro Forma Financial Information

For the three and nine months ended September 30, 2023 and 2022, unaudited supplemental pro forma revenue and net income is shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total revenues	$172,437	$144,463	$492,379	$403,453
Net income	$14,980	$16,690	$42,357	$44,455

These unaudited pro forma financial results include the results of operations of LAN Holdings as if it had been consolidated as of January 1, 2022, the beginning of the year prior to its acquisition, and are provided for illustrative purposes only. These unaudited pro forma financial results do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods indicated, or of the results that may be achieved by the combined companies in the future. The Company’s unaudited pro forma financial results were prepared by adding the unaudited historical results of the acquired business to the historical results of the Company, and then adjusting those combined results for transaction costs of $13.0 thousand and $0.4 million for the three and nine months ended September 30, 2023, respectively, and the incremental depreciation and amortization expense related to the property and equipment and intangible assets acquired. Transaction costs were included in the pro forma results for the three and nine months ended September 30, 2022 but removed from the pro forma results for the three and nine months ended September 30, 2023. These unaudited pro forma financial results do not include adjustments to reflect other cost savings or synergies that may have resulted from this acquisition. Future results may vary significantly due to future events and other factors, many of which are beyond the Company’s control.

Index
NOTE 3 – REVENUES
The Company recognized revenues from contracts with customers for the three and nine months ended September 30, 2023 and 2022, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Wire transfer and money order fees	$148,157	$121,218	$418,416	$337,757
Discounts and promotions	(770)	(500)	(2,061)	(1,417)
Wire transfer and money order fees, net	147,387	120,718	416,355	336,340
Foreign exchange gain, net	22,688	18,851	64,239	52,719
Other income	2,362	1,198	6,358	3,309
Total revenues	$172,437	$140,767	$486,952	$392,368

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

Wire transfers and money order fees include money order fees of $0.5 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively, and $1.7 million and $1.2 million for the nine months ended September 30, 2023 and 2022, respectively.

NOTE 4 – ACCOUNTS RECEIVABLE AND AGENT ADVANCES RECEIVABLE, NET OF ALLOWANCE
Accounts Receivable

Accounts receivable represents primarily outstanding balances from sending agents for pending wire transfers or money orders from consumers. The outstanding balance of accounts receivable, net of allowance for credit losses, consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Accounts receivable	$165,645	$132,363
Allowance for credit losses	(2,638)	(2,555)
Accounts receivable, net	$163,007	$129,808

Index
Agent Advances Receivable
Agent advances receivable, net of allowance for credit losses, from sending agents is as follows (in thousands):

	September 30, 2023	December 31, 2022
Agent advances receivable, current	$1,730	$1,373
Allowance for credit losses	(92)	(62)
Net current	$1,638	$1,311

Agent advances receivable, long-term	$2,640	$1,423
Allowance for credit losses	(101)	(31)
Net long-term	$2,539	$1,392

The net current portion of agent advances receivable is included in prepaid expenses and other current assets, and the net long-term portion is included in other assets in the condensed consolidated balance sheets (see Note 5). Some agent advances receivable have interest rates ranging from 0% to 10.0% per annum. The Company had an immaterial amount of accrued interest receivable as of September 30, 2023 and December 31, 2022, which was included in the allowance for credit losses calculation. At September 30, 2023 and December 31, 2022, there were $4.4 million and $2.8 million, respectively, of agent advances receivable collateralized by personal guarantees from sending agents and assets from their businesses in case of a default by the agent.

The maturities of agent advances receivable at September 30, 2023 are as follows (in thousands):

Unpaid Advance Balance
Under 1 year	$1,730
Between 1 and 2 years	2,105
More than 2 years	535
Total	$4,370

Allowance for Credit Losses

The changes in the allowance for credit losses related to accounts receivable and agent advances receivable are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$2,690	$2,442	$2,648	$2,249
Provision	1,830	525	3,770	2,022
Charge-offs	(1,760)	(700)	(4,194)	(2,202)
Recoveries	190	117	726	315
Other	(119)	—	(119)	—
Ending Balance	$2,831	$2,384	$2,831	$2,384

The allowance for credit losses allocated by financial instrument category is as follows (in thousands):

	September 30, 2023	December 31, 2022
Accounts receivable	$2,638	$2,555
Agent advances receivable	193	93
Allowance for credit losses	$2,831	$2,648

Index

NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid insurance	$1,421	$1,578
Prepaid fees and services	1,879	1,986
Agent incentives advances	1,307	1,014
Agent advances receivable, net of allowance	1,638	1,311
Tenant allowance	2,815	3,753
Prepaid income taxes	2,618	2,130
Prepaid expenses and current assets - other	1,052	977
	$12,730	$12,749

Other assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Revolving line origination fees	$1,820	$1,578
Agent incentives advances	2,585	1,062
Agent advances receivable, net of allowance	2,539	1,392
Right-of-use assets, net	23,222	24,768
Funds held by seized banking entities, net of allowance	1,833	1,646
Other assets	3,122	1,430
	$35,121	$31,876

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

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
Goodwill and the majority of intangible assets on the condensed consolidated balance sheets of the Company were recognized from business acquisitions. Intangible assets on the condensed consolidated balance sheets of the Company consist of agent relationships, trade names, developed technology and other intangible assets. Agent relationships, trade names and developed technology are amortized over their estimated useful lives of up to 15 years using an accelerated method that correlates with the projected realization of the benefit. The agent relationships intangible represents the network of independent sending agents; trade names refers to the Intermex, La Nacional and I-Transfer names, branded on all applicable agent locations and well recognized in the market; and developed technology includes the state-of-the-art system that the Company has continued to develop and improve over the past 20 years. Other intangible assets relate to the acquisition of Company-operated stores, which are amortized on a straight line basis over 10 years, and non-competition agreements, which are amortized over the length of the agreement, typically 5 years. The determination of our intangible fair values includes several assumptions that are subject to various risks and uncertainties. Management believes it has made reasonable estimates and judgments concerning these risks and uncertainties, and no impairment charges were determined necessary to be recognized during the three and nine months ended September 30, 2023.

Index

The following table presents the changes in goodwill and intangible assets (in thousands):

	Goodwill	Intangibles
Balance at December 31, 2022	$49,774	$19,826
Measurement period adjustment (Refer to Note 2)	(807)	—
Acquisition of LAN Holdings	4,847	3,200
Amortization expense	—	(3,668)
Balance at September 30, 2023	$53,814	$19,358

Amortization expense related to intangible assets for the remainder of 2023 and thereafter is as follows (in thousands):

2023	$1,215
2024	3,965
2025	3,156
2026	2,521
2027	2,023
Thereafter	6,478
$19,358

NOTE 7 – LEASES
To conduct certain of our operations, the Company is a party to leases for office space, warehouses and Company-operated store locations. In December 2022, the Company entered into a lease agreement, which expires in 2033, for its new headquarters to accommodate its growing workforce. The Company expects to complete the move to the new headquarters at the end of 2023 following the completion of leasehold improvements. The new lease agreement provides for the Company to receive a tenant allowance amounting to approximately $3.8 million through the construction period and the Company will commence making monthly lease payments on November 1, 2024. Such tenant allowance has been recorded within prepaid expenses and other current assets in the condensed consolidated balance sheet.

The presentation of right-of-use assets and lease liabilities in the condensed consolidated balance sheet is as follows (in thousands):

Leases	Classification	September 30, 2023	December 31, 2022
Assets
Right-of-use assets	Other assets(1)	$23,222	$24,768
Total leased assets		$23,222	$24,768

Liabilities
Current
Operating	Accrued and other liabilities	$5,155	$5,258
Noncurrent
Operating	Lease liabilities	22,465	23,272
Total Lease liabilities		$27,620	$28,530
(1) Operating right-of-use assets are recorded net of accumulated amortization of $8.9 million and $5.6 million as of September 30, 2023 and December 31, 2022, respectively.

Index

Lease expense for the three and nine months ended September 30, 2023 and 2022, was as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	Classification	2023	2022	2023	2022
Operating lease cost	Other selling, general and administrative expenses	$1,891	$632	$5,965	$1,631

As of September 30, 2023 and December 31, 2022, the Company’s weighted-average remaining lease terms on its operating leases is 6.5 and 6.6 years, and the Company’s weighted-average discount rate is 5.95% and 5.67%, respectively, which is the Company’s incremental borrowing rate. The Company used its incremental borrowing rate for all leases, as none of the Company’s lease agreements provide a readily determinable implicit rate.

Lease Payments

Future minimum lease payments for assets under non-cancelable operating lease agreements with original terms of more than one year for the remainder of 2023 and thereafter are as follows (in thousands):

2023	$1,565
2024	5,892
2025	6,327
2026	4,933
2027	3,610
Thereafter	14,977
Total lease payments	37,304
Less: Imputed interest	(9,684)
Present value of lease liabilities	$27,620

NOTE 8 – WIRE TRANSFERS AND MONEY ORDERS PAYABLE, NET
Wire transfers and money orders payable, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Wire transfers payable, net	$99,706	$55,572
Customer voided wires payable	29,575	27,236
Money orders payable	30,577	29,443
	$159,858	$112,251

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

Index
NOTE 9 – ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Commissions payable to sending agents	$19,981	$19,141
Accrued salaries and benefits	4,157	5,578
Accrued bank charges	1,350	1,644
Accrued other professional fees	1,606	1,169
Accrued taxes	2,038	1,329
Lease liabilities, current portion	5,155	5,258
Contingent consideration liability	1,800	1,321
Deferred revenue loyalty program	4,667	4,212
Other	3,516	2,203
	$44,270	$41,855

The following table shows the changes in the deferred revenue loyalty program liability (in thousands):

Balance, December 31, 2022	$4,212
Revenue deferred during the period	2,391
Revenue recognized during the period	(1,936)
Balance, September 30, 2023	$4,667

NOTE 10 – DEBT
Debt consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Revolving credit facility	$124,000	$76,000
Term loan facility	77,109	80,938
	201,109	156,938
Less: Current portion of long-term debt (1)	(6,616)	(4,975)
Less: Debt origination costs	(1,356)	(1,728)
	$193,137	$150,235
(1)Current portion of long-term debt is net of debt origination costs of approximately $0.5 million both at September 30, 2023 and December 31, 2022, respectively.

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

The unamortized portion of debt origination costs totaled approximately $3.2 million and $3.3 million at September 30, 2023 and December 31, 2022, respectively. Amortization of debt origination costs is included as a component of interest expense in the condensed consolidated statements of income and comprehensive income and amounted to approximately $0.3 million and $0.2 million for the three months ended September 30, 2023 and 2022, and $0.8 million for both the nine months ended September 30, 2023 and 2022, respectively.

At the election of the Company, interest on the term loan facility and revolving loans under the A&R Credit Agreement, as amended, may be determined by reference to SOFR plus an index adjustment of 0.10% and an applicable margin ranging between 2.50% and 3.00% based upon the Company’s consolidated leverage ratio, as calculated pursuant to the terms of the A&R Credit Agreement. Loans (other than Term Loans, as defined in the A&R Credit Agreement), may also bear interest at the Base Rate, plus an applicable margin ranging between 1.50% and 2.00% based upon the Company’s consolidated leverage ratio, as so calculated. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum. The effective interest rates for the nine months ended September 30, 2023 for the term loan facility and revolving credit facility were 8.21% and 1.90%, respectively, and 4.18% and 0.80% for the nine months ended September 30, 2022, respectively.

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

Index
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

NOTE 12 – SHARE-BASED COMPENSATION
International Money Express, Inc. Omnibus Equity Compensation Plans

The International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (the “2020 Plan”) provides for the granting of stock-based incentive awards, including stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) to employees, service providers and independent directors of the Company. There are 3.7 million shares of the Company’s common stock approved for issuance under the 2020 Plan, which includes 0.4 million shares that were previously subject to awards granted under the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (the “2018 Plan” and together with the 2020 Plan, the “Plans”). Although awards remain outstanding under the 2018 Plan, which was terminated effective June 26, 2020, no additional awards may be granted under the 2018 Plan. As of September 30, 2023, 2.1 million shares remained available for future awards under the 2020 Plan.

Stock Options

Share-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The stock options issued under the Plans have 10-year terms and generally vest in four equal annual installments beginning one year after the date of the grant. The Company recognized compensation expense for stock options of approximately $0.1 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively, and $0.4 million and $1.2 million for the nine months ended September 30, 2023 and 2022, respectively, which are included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. As of September 30, 2023, unrecognized compensation expense related to stock options of approximately $0.2 million is expected to be recognized over a weighted-average period of 0.8 years.

A summary of stock option activity under the Plans during the nine months ended September 30, 2023 is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2022	711,050	$11.56	6.26	$4.28
Granted	—	$—		$—
Exercised	(78,500)	$12.18		$5.03
Forfeited	(11,250)	$14.07		$6.54
Outstanding at September 30, 2023	621,300	$11.43	5.45	$4.15

Exercisable at September 30, 2023	575,050	$11.30	5.36	$4.03

Restricted Stock Units

The RSUs granted under the Plans to the Company’s employees or service providers generally vest in four equal annual installments beginning one year after the date set forth in the applicable grant agreement, while RSUs issued to the Company’s independent directors vest on the one-year anniversary from the grant date. The Company recognized compensation expense for RSUs of approximately $0.8

Index
million and $0.5 million for the three months ended September 30, 2023 and 2022, respectively, and $2.1 million and $1.3 million for the nine months ended September 30, 2023 and 2022, respectively, which are included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. As of September 30, 2023, unrecognized compensation expense related to RSUs of approximately $6.1 million is expected to be recognized over a weighted-average period of 1.9 years.

A summary of RSU activity during the nine months ended September 30, 2023 is presented below:

	Number of RSUs	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2022	316,902	$16.58
Granted(1)	202,208	$24.75
Vested	(119,750)	$17.52
Forfeited	(39,532)	$19.65
Outstanding (nonvested) at September 30, 2023	359,828	$20.53
(1) The aggregate fair value of all RSUs granted during the nine months ended September 30, 2023 was approximately $5.0 million.

Share Awards

The Lead Independent Director and Chairs of the Committees of the Board of Directors are granted, in aggregate, $80.5 thousand in awards of fully vested shares of the Company’s common stock, payable on a quarterly basis at the end of each quarter in payment of fees earned in such capacities. During the three and nine months ended September 30, 2023, 821 and 2,428 fully vested shares, respectively, were granted to the Lead Independent Director and Chairs of the Committees of the Board of Directors. The Company recognized compensation expense for the share awards of $20.1 thousand for both the three months ended September 30, 2023 and 2022, respectively, and $60.4 thousand and $52.1 thousand for the nine months ended September 30, 2023 and 2022, respectively, which are recorded and included in salaries and benefits in the condensed consolidated statements of income and comprehensive income.

Restricted Stock Awards

The RSAs issued under the Plans to the Company’s employees generally vest in four equal annual installments beginning one year after the date set forth in the applicable grant agreement. The Company recognized compensation expense for RSAs granted of $0.3 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and $0.9 million and $0.5 million for the nine months ended September 30, 2023 and 2022, respectively, which are included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. As of September 30, 2023, there was $3.1 million of unrecognized compensation expense related to RSAs, which is expected to be recognized over a weighted-average period of 1.9 years.

A summary of RSA activity during the nine months ended September 30, 2023 is presented below:

	Number of RSAs	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2022	159,562	$15.28
Granted(1)	80,402	$25.68
Vested	(47,984)	$15.68
Forfeited	—	$—
Outstanding (nonvested) at September 30, 2023	191,980	$19.53
(1) The aggregate fair value of all RSAs granted during the nine months ended September 30, 2023 was approximately $2.1 million.

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

Index
February 28, 2023, the Compensation Committee determined that the higher performance target was achieved and approved the incremental grant of PSUs.

The Company recognized compensation expense for PSUs of $1.0 million and $1.8 million for the three months ended September 30, 2023 and 2022, respectively, and $2.8 million and $2.5 million for the nine months ended September 30, 2023 and 2022, respectively, which are included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. As of September 30, 2023, there was $4.7 million of unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted-average period of 1.8 years.

A summary of PSU activity during the nine months ended September 30, 2023 is presented below:

	Number of PSUs	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2022	300,871	8.63	$17.30
Granted(1)	318,386		$19.49
Vested	—		$—
Forfeited	—		$—
Outstanding (nonvested) at September 30, 2023	619,257	8.12	$18.43
(1) The aggregate fair value of all PSUs granted during the nine months ended September 30, 2023 was approximately $6.2 million.

NOTE 13 – EQUITY
Prior to 2022, the Company’s Board of Directors approved a stock repurchase program (the “Repurchase Program”) that authorizes the Company to purchase up to $40.0 million of outstanding shares of the Company’s common stock. On March 3, 2023, the Board of Directors approved an increase to the Repurchase Program that authorizes the Company to purchase an additional $100.0 million of its outstanding shares. Under the Repurchase Program, the Company is authorized to repurchase shares from time to time in accordance with applicable laws, both on the open market and in privately negotiated transactions and may include the use of derivative contracts or structured share repurchase agreements. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of the Company’s common stock and the nature of other investment opportunities. The Repurchase Program may be limited, suspended or discontinued at any time without prior notice. The Repurchase Program does not have an expiration date. The A&R Credit Agreement, as amended, permits the Company to make restricted payments (including share repurchases, among others), (i) without limitation so long as the Consolidated Leverage Ratio (as defined in the A&R Credit Agreement, as amended), as of the then most recently completed four fiscal quarters of the Company, after giving pro forma effect to such restricted payments, is 2.25:1.00 or less, (ii) that do not exceed, in the aggregate during any fiscal year, the greater of (x) $23.8 million and (y) 25.00% of Consolidated EBITDA (as defined in the A&R Credit Agreement) for the then most recently completed four fiscal quarters of the Company and (iii) to repurchase Company common stock from current or former employees in an aggregate amount of up to $10.0 million per calendar year.

The Company accounts for purchases of treasury stock under the cost method. Any direct costs incurred to acquire treasury stock are considered stock issue costs and added to the cost of the treasury stock. During the three and nine months ended September 30, 2023, the Company purchased 501,900 shares and 1,734,481 shares for an aggregate purchase price of $10.1 million and $40.6 million, respectively. During the three and nine months ended September 30, 2022, the Company purchased 1,287,714 shares and 2,015,615 shares for an aggregate purchase price of $30.1 million and $43.7 million, respectively. As of September 30, 2023, there was $80.7 million available for future share repurchases under the Repurchase Program.

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

Index
Below are basic and diluted earnings per share for the periods indicated (in thousands, except for share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net income for basic and diluted earnings per common share	$14,832	$16,626	$42,016	$44,264

Shares:
Weighted-average common shares outstanding – basic	35,320,809	37,390,632	35,930,234	37,999,709
Effect of dilutive securities:
RSUs	81,436	136,602	114,702	103,526
Stock options	259,121	559,556	308,061	607,535
RSAs	48,898	270,203	57,383	149,888
PSUs	371,899	68,875	357,300	46,625
Weighted-average common shares outstanding – diluted	36,082,163	38,425,868	36,767,680	38,907,283

Earnings per common share – basic	$0.42	$0.44	$1.17	$1.16
Earnings per common share – diluted	$0.41	$0.43	$1.14	$1.14

As of September 30, 2023, there were 146.9 thousand PSUs, 131.8 thousand RSUs and 58.4 thousand RSAs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.

As of September 30, 2022, there were 12.5 thousand stock options and 15.1 thousand RSUs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.

As discussed in Note 13, the Company repurchased 501,900 shares and 1,734,481 shares of its common stock in the three and nine months ended September 30, 2023, respectively. The effect of these repurchases on the Company’s weighted-average shares outstanding for the three and nine months ended September 30, 2023 was a reduction of 1,475,495 shares and 805,307 shares, respectively, due to the timing of the repurchases.

NOTE 15 – INCOME TAXES
A reconciliation between the income tax provision at the U.S. statutory tax rate and the Company’s income tax provision on the condensed consolidated statements of income and comprehensive income is below (in thousands, except for tax rates):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income before income taxes	$21,451	$19,280	$60,190	$57,534
U.S statutory tax rate	21%	21%	21%	21%
Income tax expense at statutory rate	4,505	4,049	12,640	12,082

State tax expense, net of federal benefit	1,599	1,199	4,654	3,552
Foreign tax rates different from U.S. statutory rate	201	38	244	83
Non-deductible expenses	347	236	855	592
Stock compensation	(38)	(2,890)	(312)	(2,952)
Other	5	22	93	(87)
Total income tax provision	$6,619	$2,654	$18,174	$13,270

Effective income tax rates for interim periods are based upon our current estimated annual rate. The Company’s effective income tax rate varies based upon an estimate of taxable earnings as well as on the mix of taxable earnings in the various states and countries in which we

Index
operate. Changes in the annual allocation and apportionment of the Company’s activity among these jurisdictions results in changes to the effective rate utilized to measure the Company’s deferred tax assets and liabilities.

Our income tax provision includes the expected benefit of all deferred tax assets, including our net operating loss carryforwards. With few exceptions, our U.S federal and state net operating loss carryforwards will expire from 2039 through 2042 and our foreign net operating losses will not expire. After consideration of all evidence, both positive and negative, management has determined that no valuation allowance is required at September 30, 2023 on the Company’s U.S. federal or state deferred tax assets; however, a valuation allowance has been recorded at September 30, 2023 on deferred tax assets associated with Canadian, Spanish, Italian, German and Dutch net operating loss carryforwards. Utilization of the Company's net operating loss carryforwards is subject to limitation under Internal Revenue Code Section 382 and similar tax provisions in the foreign jurisdictions in which we operate.

As presented in the income tax reconciliation above, the tax provision recognized on the condensed consolidated statements of income and comprehensive income was impacted by state taxes, non-deductible officer compensation and share-based compensation tax benefits, and foreign tax rates applicable to the Company’s foreign subsidiaries that are higher or lower than the U.S. statutory rate. Our effective state tax rate for the three and nine months ended September 30, 2023 was higher than our effective state tax rate for the three and nine ended September 30, 2022. The increase in our effective state tax rate is primarily a result of revenue from La Nacional earned during the three and nine months ended September 30, 2023 which is sourced to states with relatively higher tax rates and from increases in non-deductible officer expenses.

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

Regulatory Requirements

Pursuant to applicable licensing laws, certain domestic subsidiaries of the Company are required to maintain minimum tangible net worth and liquid assets (permissible investments) to cover the amount outstanding of wire transfers and money orders payable. As of September 30, 2023, the Company’s subsidiaries were in compliance with these requirements.

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

Money remittance services to LAC countries, mainly Mexico, Guatemala, El Salvador, Honduras and Dominican Republic, are the primary source of our revenue. These services involve the movement of funds on behalf of an originating consumer for receipt by a designated beneficiary at a designated receiving location. Our remittances to LAC countries are primarily generated in the United States by consumers with roots in Latin American and Caribbean countries, many of whom do not have an existing relationship with a traditional full-service financial institution capable of providing the services we offer. We provide these consumers with flexibility and convenience to help them meet their financial needs. We believe many consumers who use our services may have access to traditional banking services, but prefer to use our services based on reliability, convenience and value. We generate money remittance revenue from fees paid by consumers (i.e., the senders of funds), which we share with our sending agents in the originating country and our paying agents in the destination country. Remittances paid in local currencies that are not pegged to the U.S. dollar, Canadian dollar or Euro can also generate revenue if we are successful in our daily management of currency exchange spreads.

Our money remittance services enable consumers to send funds through our broad network of locations in the United States, Canada, Spain, Italy and Germany that are primarily operated by third-party businesses, as well as through our Company-operated stores located in the United States, Canada, Spain, Italy and Germany. Transactions are processed and payment is collected by our agents (“sending agent(s)”) and those funds become available for pickup by the beneficiary at the designated destination, usually within minutes, at any Intermex payer location (“paying agent(s)”). We refer to our sending agents and our paying agents collectively as agents. In addition, our services are offered digitally through Intermexonline.com, online.i-transfer.es and via Internet-enabled mobile devices. For the nine months ended September 30, 2023, we have grown our agent network by approximately 16.2% primarily due to the agents added as a result of the acquisition of LAN Holdings, partially offset by the termination of low volume and unproductive sending agents. For the nine months ended September 30, 2023, principal amount sent increased by approximately 20.5% to $18.3 billion, as compared to the same period in 2022, and total remittances processed were approximately 43.3 million, representing an increase of approximately 26.9%, as compared to the same period in 2022 primarily related to the agent network growth discussed above.

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

La Nacional Restructuring Plan

During the third quarter of 2023, the Company implemented a Restructuring Plan (the "Plan") for La Nacional. The objectives were to reorganize the workforce, streamline operational processes as well as develop efficiencies within the Company. The Plan contemplated a reduction of La Nacional's workforce due to closing of operations, and surrendering of money transmitter licenses in certain states, termination of selected sending agents, centralization of functions at the consolidated Company level and closing of certain facilities.

For the three months ended September 30, 2023, the Company incurred $1.1 million in expenses related to the Plan. These expenses include approximately $0.8 million in severance payments and related benefits included in salaries and benefits in the condensed consolidated statement of income and comprehensive income, $0.3 million in computer equipment write-offs, $38 thousand for the early termination of a lease agreement and $31 thousand in legal fees related to the surrender of money transmitter licenses within states where La Nacional will no longer operate, which are included in other selling, general and administrative expenses in the condensed consolidated statement of income and comprehensive income.

The Company has paid out the above charges during the three months ended September 30, 2023 and does not have a liability recorded as of September 30, 2023. The Company anticipates that the total costs associated with the Plan through December 31, 2023 will approximate $1.4 million.

As a result of the Plan, the Company expects to reduce compensation expense and certain facilities related charges in an amount of approximately $1.5 million a year. The anticipated effect of this reduction in expenses will be primarily realized in the fiscal year 2024. In addition, the Company does not expect that the Plan will result in any material reduction of revenues or increase of its operating expenses.

Key Factors and Trends Affecting our Business
Various trends and other factors have affected and may continue to affect our business, financial condition and operating results, including, but not limited to:

•the Company's ability to successfully execute, manage, integrate and obtain the anticipated financial benefits of key acquisitions and mergers;
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

Index
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

Index
Operating Expenses
Service Charges from Agents and Banks

Service charges primarily consist of sending agent commissions and payer and bank fees. Service charges vary based on agent commission percentages and the amount of fees charged by payers and banks. Sending agents earn a commission on each transaction they process of approximately 50% of the transaction fee. Payer fees are based on a fixed amount per transaction processed and paid. Service charges may increase if banks or payer organizations increase their fee structure or sending agents use higher fee methods to remit funds to us. Service charges also vary based on the method the consumer selects to send the transfer and the payer organization that facilitates the transaction.

Salaries and Benefits

Salaries and benefits include cash and share-based compensation associated with our corporate employees and sales team as well as employees at our Company-operated stores. Corporate employees include management, customer service, compliance, information technology, operations, finance, legal and human resources. Our sales team, located throughout the United States, Canada, Spain and Italy, is focused on supporting and growing our sending agent network. Share-based compensation is primarily recognized as an expense on a straight-line basis over the requisite service period; unrecognized compensation expense related to stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) of approximately $14.0 million is expected to be recognized over a weighted-average period of 1.8 years.

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

Non-Operating Expenses
Interest Expense

Interest expense consists primarily of interest associated with our debt, which consists of a term loan facility and a revolving credit facility. The effective interest rates for the nine months ended September 30, 2023 for the term loan facility and revolving credit facility, were 8.21% and 1.90%, respectively.

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

Index

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

Index
Results of Operations
The following table summarizes key components of our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share data)	2023	2022	2023	2022
Revenues:
Wire transfer and money order fees, net	$147,387	$120,718	$416,355	$336,340
Foreign exchange gain, net	22,688	18,851	64,239	52,719
Other income	2,362	1,198	6,358	3,309
Total revenues	172,437	140,767	486,952	392,368

Operating expenses:
Service charges from agents and banks	112,871	93,658	319,983	262,717
Salaries and benefits	18,607	13,853	52,415	36,911
Other selling, general and administrative expenses	13,235	10,232	37,210	24,964
Depreciation and amortization	3,472	2,278	9,511	6,712
Total operating expenses	148,185	120,021	419,119	331,304

Operating income	24,252	20,746	67,833	61,064

Interest expense	2,801	1,466	7,643	3,530

Income before income taxes	21,451	19,280	60,190	57,534

Income tax provision	6,619	2,654	18,174	13,270

Net income	$14,832	$16,626	$42,016	$44,264

Earnings per common share:
Basic	$0.42	$0.44	$1.17	$1.16
Diluted	$0.41	$0.43	$1.14	$1.14

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Revenues
Revenues for the above periods are presented below:

($ in thousands)	Three Months Ended September 30, 2023	% of Revenues	Three Months Ended September 30, 2022	% of Revenues
Revenues:
Wire transfer and money order fees, net	$147,387	86%	$120,718	86%
Foreign exchange gain, net	22,688	13%	18,851	13%
Other income	2,362	1%	1,198	1%
Total revenues	$172,437	100%	$140,767	100%

Wire transfer and money order fees, net of $147.4 million for the three months ended September 30, 2023 increased by $26.7 million, or 22.1%, from $120.7 million for the three months ended September 30, 2022. The increase was primarily due to a 25.7% increase in transaction volume in the third quarter of 2023 compared to the third quarter of 2022, due to the continued growth in our agent network that expanded as a result of the La Nacional and LAN Holdings acquisitions, which network increased on a net basis by 38.1% when

Index
compared to September 30, 2022. These increases were partially offset by a lower average price per transaction on money transfers processed by La Nacional and LAN Holdings that is consistent with the conditions of the markets in which they operate.

Revenues from foreign exchange gain, net of $22.7 million for the three months ended September 30, 2023 increased by $3.8 million, or 20.1%, from $18.9 million for the three months ended September 30, 2022. This increase was primarily due to higher transaction volume achieved by growth in our agent network and a higher average amount sent by consumers to destination countries in which our business is concentrated, as well as increased foreign exchange volatility in the Mexican peso during the quarter ended September 30, 2023.

Other income of $2.4 million for the three months ended September 30, 2023 increased by $1.2 million, or 100.0%, from $1.2 million for the three months ended September 30, 2022 primarily due to the impact of the revenue generated from ancillary services provided by La Nacional and LAN Holdings to a particular segment of their consumer bases and commercial customers, an increase in fees related to higher volume of transfers deemed abandoned property, as well as an increase in income related to money transfer transactions paid with debit or credit cards.

Operating Expenses
Operating expenses for the above periods are presented below:

($ in thousands)	Three Months Ended September 30, 2023	% of Revenues	Three Months Ended September 30, 2022	% of Revenues
Operating expenses:
Service charges from agents and banks	$112,871	65%	$93,658	67%
Salaries and benefits	18,607	11%	13,853	10%
Other selling, general and administrative expenses	13,235	8%	10,232	7%
Depreciation and amortization	3,472	2%	2,278	2%
Total operating expenses	$148,185	86%	$120,021	86%

Service charges from agents and banks — Service charges from agents and banks were $112.9 million for the three months ended September 30, 2023 compared to $93.7 million for the three months ended September 30, 2022. The increase of $19.2 million, or 20.5%, was primarily due to the increase in transaction volume described above. For the three months ended September 30, 2023, service charges from agents and banks represented 65% of total revenues compared to 67% for the three months ended September 30, 2022. The decrease is primarily due to a lower average cost per transaction processed.

Salaries and benefits — Salaries and benefits of $18.6 million for the three months ended September 30, 2023 increased by $4.7 million, or 33.8%, from $13.9 million for the three months ended September 30, 2022. The increase is primarily due to $4.5 million spent in talent acquisition and retention, as well as increased wages, including the additional compensation related to La Nacional and LAN Holdings employees, which represents approximately 27.3% of salaries and benefits. The increase also includes $0.8 million in severance payments and related benefits as a result of the execution of the restructuring of La Nacional. These increases were offset by a $0.6 million decrease in incentive bonus expense as a result of lower than expected performance compared to financial targets. Salaries and benefits for the three months ended September 30, 2023 represent 11% of total Revenues compared to 10% for the three months ended September 30, 2022, which increase is attributable to our expanded workforce as a result of the La Nacional and LAN Holdings acquisitions as they operate independently in the execution of certain operational functions.

Other selling, general and administrative expenses — Other selling, general and administrative expenses of $13.2 million for the three months ended September 30, 2023 increased by $3.0 million, or 29.4%, from $10.2 million for the three months ended September 30, 2022.

The increase was primarily the result of:

•$1.7 million - higher facilities and rent expenses for scheduled maintenance and contracted lease rate increases to support our business growth and expenses related to the company-operated stores and other facilities added as a result of the La Nacional and LAN Holdings acquisitions;
•$1.3 million - increase in provision for credit losses due to higher net write-offs of accounts receivable during the three months ended September 30, 2023 compared to the same period in 2022, primarily as a result of sending agents that were not able to pay in accordance with the original terms and are, accordingly, subject to our normal collection procedures;
•$1.1 million - higher IT related expenses incurred to sustain our business expansion and to improve our technology environment; and

Index
•$0.4 million - higher loss on disposal of assets primarily due to replacement of equipment used by our sending agents during the three months ended September 30, 2023, as well as $0.3 million in computer equipment write-offs related to the restructuring of La Nacional.

These increases were partially offset by:

• $1.6 million - decrease due to the provision recorded on deposits frozen at certain closed financial institution in Mexico recorded in the three months ended September 30, 2022.

Depreciation and amortization — Depreciation and amortization of $3.5 million for the three months ended September 30, 2023 increased by $1.2 million from $2.3 million for the three months ended September 30, 2022. The increase is the result of a $0.6 million increase in depreciation associated with additional software developed and computer equipment acquired to support our growing business and sending agent network, as well as approximately $0.3 million of depreciation for assets assumed in the La Nacional and LAN Holdings acquisitions and approximately $0.5 million for amortization of intangibles resulting from the La Nacional and LAN Holdings acquisitions. These increases were partially offset by a decrease of approximately $0.3 million in amortization related to our Intermex trade name, developed technology and agent relationships during the third quarter of 2023, as these intangibles are being amortized on an accelerated basis, which declines over time.

Non-Operating Expenses
Interest expense — Interest expense of $2.8 million for the three months ended September 30, 2023 increased by $1.3 million, or 86.7%, from $1.5 million for the three months ended September 30, 2022. The increase was primarily due to higher market interest rates and higher draws under our revolving credit facility to support the growth in our business.

Income tax provision — Income tax provision was $6.6 million for the three months ended September 30, 2023, which represents an increase of $3.9 million from an income tax provision of $2.7 million for the three months ended September 30, 2022. The increase in income tax provision was mainly attributable to a favorable effect of a $2.9 million tax windfall from deductible stock-compensation as a result of stock option exercises recorded in the income tax provision for the three months ended September 30, 2022, and an increase in our effective state tax rate primarily as a result of revenue from La Nacional earned during the three months ended September 30, 2023, which is sourced to states with relatively higher tax rates and from increases in non-deductible officer expenses.

Net Income
We reported Net Income of $14.8 million for the three months ended September 30, 2023 compared to Net Income of $16.6 million for the three months ended September 30, 2022, which resulted in a decrease of $1.8 million, or 10.8%, due to the same factors discussed above.

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

Index
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

Adjusted Net Income for the three months ended September 30, 2023 was $18.4 million, representing a decrease of $2.3 million from Adjusted Net Income of $20.7 million for the three months ended September 30, 2022. The decrease in Adjusted Net Income was primarily due to the decrease in Net Income discussed above and the lower net effect of the adjusting items detailed in the table below.

Index
The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted Net Income:

	Three Months Ended September 30,
(in thousands, except for per share data)	2023	2022
Net Income	$14,832	$16,626
Adjusted for:
Share-based compensation (a)	2,274	2,625
Restructuring costs (b)	1,145	—
Transaction costs (c)	13	258
Loss on bank closure (d)	—	1,583
Other charges and expenses (e)	535	301
Amortization of intangibles (f)	1,228	972
Income tax benefit related to adjustments (g)	(1,602)	(1,632)
Adjusted Net Income	$18,425	$20,733

Adjusted Earnings per Share
Basic	$0.52	$0.55
Diluted	$0.51	$0.54

Weighted-average common shares outstanding
Basic	35,320,809	37,390,632
Diluted	36,082,163	38,425,868

(a)Represents share-based compensation relating to equity awards granted primarily to employees and independent directors of the Company.
(b)Represents primarily severance, write-off of fixed assets and professional fees related to the restructuring of La Nacional.
(c)Represents primarily financial advisory, professional and legal fees related to business acquisition transactions.
(d)Represents losses related to the closure of a financial institution in Mexico during 2021.
(e)Represents primarily loss on disposal of fixed assets.
(f)Represents the amortization of intangible assets that resulted from business acquisition transactions.
(g)Represents the current and deferred tax impact of the taxable adjustments to Net Income using the Company’s blended federal and state tax rate for each period. Relevant tax-deductible adjustments include all adjustments to Net Income.

Adjusted Earnings per Share - Basic for the three months ended September 30, 2023 was $0.52, representing a decrease of $0.03, or 5.5%, compared to $0.55 for the three months ended September 30, 2022. The decrease in Adjusted Earnings per Share - Basic was primarily due to lower net income for the period combined with the lower net effect of the adjusting items detailed in the table above, partially offset by the effect of a lower weighted average common shares total for the period due to stock repurchases.

Adjusted Earnings per Share - Diluted for the three months ended September 30, 2023 was $0.51, representing a decrease of $0.03, or 5.6%, compared to $0.54 for the three months ended September 30, 2022. The decrease in Adjusted Earnings per Share - Diluted was primarily due to lower net income for the period combined with the lower net effect of the adjusting items detailed in the table above, partially offset by the effect of a lower weighted average common shares total for the period due to stock repurchases.

Index
The following table presents the reconciliation of GAAP Earnings per Share, our closest GAAP measure, to Adjusted Earnings per Share:

	Three Months Ended September 30,
	2023		2022
	Basic	Diluted	Basic	Diluted
GAAP Earnings per Share	$0.42	$0.41	$0.44	$0.43
Adjusted for:
Share-based compensation	0.06	0.06	0.07	0.07
Restructuring costs	0.03	0.03	—	—
Transaction costs	—	—	0.01	0.01
Loss on bank closure	—	—	0.04	0.04
Other charges and expenses	0.02	0.01	0.01	0.01
Amortization of intangibles	0.03	0.03	0.03	0.03
Income tax benefit related to adjustments	(0.05)	(0.04)	(0.04)	(0.04)
Adjusted Earnings per Share	$0.52	$0.51	$0.55	$0.54

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

Adjusted EBITDA for the three months ended September 30, 2023 was $31.7 million, representing an increase of $3.9 million, or 14.0%, from $27.8 million for the three months ended September 30, 2022. The increase in Adjusted EBITDA was primarily due to the decrease in Net Income discussed above, partially offset by the higher net effect of the adjusting items detailed in the table below.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted EBITDA:

	Three Months Ended September 30,
(in thousands)	2023	2022
Net Income	$14,832	$16,626
Adjusted for:
Interest expense	2,801	1,466
Income tax provision	6,619	2,654
Depreciation and amortization	3,472	2,278
EBITDA	27,724	23,024
Share-based compensation (a)	2,274	2,625
Restructuring costs (b)	1,145	—
Transaction costs (c)	13	258
Loss on bank closure (d)	—	1,583
Other charges and expenses (e)	535	301
Adjusted EBITDA	$31,691	$27,791

(a)Represents share-based compensation relating to equity awards granted primarily to employees and independent directors of the Company.
(b)Represents primarily severance, write-off of fixed assets and professional fees related to the restructuring of La Nacional.
(c)Represents primarily financial advisory, professional and legal fees related to business acquisition transactions.
(d)Represents losses related to the closure of a financial institution in Mexico during 2021.
(e)Represents primarily loss on disposal of fixed assets.

Index
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Revenues
Revenues for the above periods are presented below:

($ in thousands)	Nine Months Ended September 30, 2023	% of Revenues	Nine Months Ended September 30, 2022	% of Revenues
Revenues:
Wire transfer and money order fees, net	$416,355	86%	$336,340	86%
Foreign exchange gain, net	64,239	13%	52,719	13%
Other income	6,358	1%	3,309	1%
Total revenues	$486,952	100%	$392,368	100%

Wire transfer and money order fees, net of $416.4 million for the nine months ended September 30, 2023 increased by $80.1 million, or 23.8%, from $336.3 million for the nine months ended September 30, 2022. The increase was primarily due to a 26.9% increase in transaction volume in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, largely due to the continued growth in our agent network that expanded as a result of the La Nacional and LAN Holdings acquisitions, which network increased on a net basis by 16.2% when compared to September 30, 2022. These increases were partially offset by a lower average price per transaction on money transfers processed by La Nacional and LAN Holdings that is consistent with the conditions of the markets in which they operate.

Revenues from foreign exchange gain, net of $64.2 million for the nine months ended September 30, 2023 increased by $11.5 million, or 21.8%, from $52.7 million for the nine months ended September 30, 2022. This increase was primarily due to higher transaction volume achieved by growth in our agent network as well as increased foreign exchange volatility in the Guatemalan quetzal during the nine months ended September 30, 2023.

Other income of $6.4 million for the nine months ended September 30, 2023 increased by $3.1 million, or 93.9%, from $3.3 million for the nine months ended September 30, 2022 primarily due to the impact of the revenue generated from other ancillary services provided by La Nacional and LAN Holdings to a particular segment of their consumer bases and commercial customers, an increase in fees related to higher volume of transfers deemed abandoned property, and fees related to advances to sending agents as well as an increase in income related to money transfer transactions paid with debit or credit cards.

Operating Expenses
Operating expenses for the above periods are presented below:

($ in thousands)	Nine Months Ended September 30, 2023	% of Revenues	Nine Months Ended September 30, 2022	% of Revenues
Operating expenses:
Service charges from agents and banks	$319,983	66%	$262,717	67%
Salaries and benefits	52,415	11%	36,911	9%
Other selling, general and administrative expenses	37,210	7%	24,964	6%
Depreciation and amortization	9,511	2%	6,712	2%
Total operating expenses	$419,119	86%	$331,304	84%

Service charges from agents and banks — Service charges from agents and banks were $320.0 million for the nine months ended September 30, 2023 compared to $262.7 million for the nine months ended September 30, 2022. The increase of $57.3 million, or 21.8%, was primarily due to the increase in transaction volume described above.

Salaries and benefits — Salaries and benefits of $52.4 million for the nine months ended September 30, 2023 increased by $15.5 million, or 42.0%, from $36.9 million for the nine months ended September 30, 2022. The increase is primarily due to $15.0 million spent in talent acquisition and retention, as well as increased wages, including the additional compensation related to La Nacional and LAN Holdings employees, which represents approximately 27.1% of salaries and benefits. The increase also includes $0.8 million in severance payments and related benefits as a result of the execution of the restructuring of La Nacional. These increases were partially offset by a $0.3 million decrease in incentive bonus expense as a result of lower than expected performance. Salaries and benefits for the

Index
nine months ended September 30, 2023 represent 11% of total Revenues compared to 9% for the nine months ended September 30, 2022, which increase is attributable to our expanded workforce as a result of the La Nacional and LAN Holdings acquisitions as they operate independently in the execution of certain operational functions.

Other selling, general and administrative expenses — Other selling, general and administrative expenses of $37.2 million for the nine months ended September 30, 2023 increased by $12.2 million, or 48.8%, from $25.0 million for the nine months ended September 30, 2022.

The increase was primarily the result of:

•$5.7 million - higher facilities and rent expenses for scheduled maintenance and contracted lease rate increases to support our business growth and expenses related to the company-operated stores and other facilities added as a result of the La Nacional and LAN Holdings acquisitions;
•$2.5 million - higher IT related expenses incurred to sustain our business expansion and to improve our technology environment;
•$1.7 million - increase in provision for credit losses due to higher net write-offs of accounts receivable during the nine months ended September 30, 2023 compared to the same period in 2022, primarily as a result of sending agents that were not able to pay in accordance with the original terms and are, accordingly, subject to our normal collection procedures;
•$0.8 million - higher loss on disposal of assets primarily due to replacement of equipment used by our agent network and write-off of equipment assigned to sending agents closed during the nine months ended September 30, 2023, as well as $0.3 million in computer equipment write offs related to the restructuring of La Nacional;
•$0.6 million - higher audit related and professional fees to support our internal audit and compliance functions; and
•$0.3 million - higher travel costs, primarily of our sales force, to support or business growth and expansion.

These increases were partially offset by:

•$0.5 million - in lower advertising and promotion expenses, primarily as a result of lower investment in advertising during 2023 and higher co-branding investment by some of our paying agents during 2022.

Depreciation and amortization — Depreciation and amortization of $9.5 million for the nine months ended September 30, 2023 increased by $2.8 million from $6.7 million or 41.8% for the nine months ended September 30, 2022. The increase is the result of a $1.3 million increase in depreciation associated with additional software developed and computer equipment acquired to support our growing business and sending agent network, as well as approximately $0.9 million of depreciation for assets assumed in the La Nacional and LAN Holdings acquisitions and approximately $1.4 million for amortization of intangibles resulting from the La Nacional and LAN Holdings acquisitions. These increases were partially offset by a decrease of approximately $0.8 million in amortization related to our Intermex trade name, developed technology and agent relationships during the nine months ended September 30, 2023, as these intangibles are being amortized on an accelerated basis, which declines over time.

Non-Operating Expenses
Interest expense — Interest expense of $7.6 million for the nine months ended September 30, 2023 increased by $4.1 million, or 117.1%, from $3.5 million for the nine months ended September 30, 2022. The increase was primarily due to higher market interest rates paid under our Amended and Restated Credit Agreement, as well as higher and more frequent draws under our revolving credit facility during the nine months ended September 30, 2023.

Income tax provision — Income tax provision was $18.2 million for the nine months ended September 30, 2023, which represents an increase of $4.9 million from an income tax provision of $13.3 million for the nine months ended September 30, 2022. The increase in income tax provision was mainly attributable to an increase in our effective state tax rate primarily as a result of revenue from La Nacional earned during the nine months ended September 30, 2023, which is sourced to states with relatively higher tax rates and from increases in non-deductible officer expenses. In addition, the income tax provision for the nine months ended September 30, 2022 was favorably affected by a tax windfall from deductible stock-compensation as a result of stock option exercises during the period.

Net Income
We reported Net Income of $42.0 million for the nine months ended September 30, 2023 compared to Net Income of $44.3 million for the nine months ended September 30, 2022, which resulted in a decrease of $2.3 million, or 5.2%, due to the same factors discussed above.

Index
Non-GAAP Financial Measures

Adjusted Net Income and Adjusted Earnings per Share
Adjusted Net Income (previously defined and used as described above) for the nine months ended September 30, 2023 was $51.0 million, representing a decrease of $1.4 million, or 2.7%, from Adjusted Net Income of $52.4 million for the nine months ended September 30, 2022. The decrease in Adjusted Net Income was primarily due to a decrease in Net Income discussed above partially offset by the higher net effect of the adjusting items detailed in the table below.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted Net Income:

	Nine Months Ended September 30,
(in thousands, except for per share data)	2023	2022
Net Income	$42,016	$44,264
Adjusted for:
Share-based compensation (a)	6,217	5,558
Restructuring costs (b)	1,145	—
Transaction costs (c)	411	474
Loss on bank closure (d)	—	1,583
Other charges and expenses (e)	1,556	759
Amortization of intangibles (f)	3,562	2,916
Income tax benefit related to adjustments (g)	(3,892)	(3,200)
Adjusted Net Income	$51,015	$52,354

Adjusted Earnings per Share
Basic	$1.42	$1.38
Diluted	$1.39	$1.35

Weighted-average common shares outstanding
Basic	35,930,234	37,999,709
Diluted	36,767,680	38,907,283

(a)Represents share-based compensation relating to equity awards granted primarily to employees and independent directors of the Company.
(b)Represents primarily severance, write-off of fixed assets and professional fees related to the restructuring of La Nacional.
(c)Represents primarily financial advisory, professional and legal fees related to business acquisition transactions.
(d)Represents losses related to the closure of a financial institution in Mexico during 2021.
(e)Represents primarily loss on disposal of fixed assets.
(f)Represents the amortization of intangible assets that resulted from business acquisition transactions.
(g)Represents the current and deferred tax impact of the taxable adjustments to Net Income using the Company’s blended federal and state tax rate for each period. Relevant tax-deductible adjustments include all adjustments to Net Income.

Adjusted Earnings per Share - Basic for the nine months ended September 30, 2023 was $1.42, representing an increase of $0.04, or 2.9%, compared to $1.38 for the nine months ended September 30, 2022. The increase in Adjusted Earnings per Share - Basic was primarily due to the higher net effect of the adjusting items detailed in the table above combined with a lower weighted average common shares total for the period due to stock repurchases, partially offset by the decrease in Net Income.

Adjusted Earnings per Share - Diluted for the nine months ended September 30, 2023 was $1.39, representing an increase of $0.04, or 3.0%, compared to $1.35 for the nine months ended September 30, 2022. The increase in Adjusted Earnings per Share - Diluted was

Index
primarily due to the higher net effect of the adjusting items detailed in the table above combined with a lower weighted average common shares total for the period due to stock repurchases, partially offset by the decrease in Net Income.

The following table presents the reconciliation of GAAP Earnings per Share, our closest GAAP measure, to Adjusted Earnings per Share:

	Nine Months Ended September 30,
	2023		2022
	Basic	Diluted	Basic	Diluted
GAAP Earnings per Share	$1.17	$1.14	$1.16	$1.14
Adjusted for:
Share-based compensation	0.17	0.17	0.15	0.14
Restructuring costs	0.03	0.03	—	—
Transaction costs	0.01	0.01	0.01	0.01
Loss on bank closure	—	—	0.04	0.04
Other charges and expenses	0.04	0.04	0.02	0.02
Amortization of intangibles	0.10	0.10	0.08	0.07
Income tax benefit related to adjustments	(0.11)	(0.11)	(0.08)	(0.08)
Adjusted Earnings per Share	$1.42	$1.39	$1.38	$1.35

The table above may contain slight summation differences due to rounding.

Adjusted EBITDA

Adjusted EBITDA (previously defined and used as described above) for the nine months ended September 30, 2023 was $86.7 million, representing an increase of $10.5 million, or 13.8%, from $76.2 million for the nine months ended September 30, 2022. The increase in Adjusted EBITDA was primarily due to the higher net effect of the adjusting items detailed in the table below, partially offset by the decrease in Net Income discussed above.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted EBITDA:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net Income	$42,016	$44,264
Adjusted for:
Interest expense	7,643	3,530
Income tax provision	18,174	13,270
Depreciation and amortization	9,511	6,712
EBITDA	77,344	67,776
Share-based compensation (a)	6,217	5,558
Restructuring costs (b)	1,145	—
Transaction costs (c)	411	474
Loss on bank closure (d)	—	1,583
Other charges and expenses (e)	1,556	759
Adjusted EBITDA	$86,673	$76,150

(a)Represents share-based compensation relating to equity awards granted primarily to employees and independent directors of the Company.
(b)Represents primarily severance, write-off of fixed assets and professional fees related to the restructuring of La Nacional.
(c)Represents primarily financial advisory, professional and legal fees related to business acquisition transactions.
(d)Represents losses related to the closure of a financial institution in Mexico during 2021.
(e)Represents primarily loss on disposal of fixed assets.

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

We have funded and still expect to continue funding our liquidity requirements through internally generated funds, supplemented in the ordinary course, with borrowings under our revolving credit facility. We maintain a strong cash and cash equivalents balance position and have access to committed funding sources, which we have used only on an ordinary course basis during the nine months ended September 30, 2023. Therefore, we believe that our current cash and cash equivalents position, as well as projected cash flows generated from operations, together with borrowings under our revolving credit facility are sufficient to fund our principal and interest payments, lease expenses, our working capital needs, our business acquisitions and our expected capital expenditures for at least the next twelve months.

Credit Agreement

We maintain an Amended and Restated Credit Agreement (as amended as described below, the “A&R Credit Agreement”) with a group of banking institutions. The A&R Credit Agreement provided for a $150.0 million revolving credit facility, an $87.5 million term loan facility and an uncommitted incremental facility, which may be utilized for additional revolving or term loans, of up to $70.0 million. The A&R Credit Agreement also provides for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The proceeds of the term loan were used to refinance the existing term loan under the Company’s previous credit agreement, and the revolving credit facility is available for working capital, general corporate purposes and to pay fees and expenses in connection with this transaction. The maturity date of the A&R Credit Agreement is June 24, 2026.

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

As of September 30, 2023, we had $77.1 million of borrowings under the term loan facility excluding debt origination costs of $1.4 million. As of September 30, 2023, there were $124.0 million of outstanding amounts drawn on the revolving credit facility. There were $166.0 million of additional borrowings available under these facilities as of September 30, 2023.

At the election of the Company, interest on the term loan facility and revolving loans under the A&R Credit Agreement may be determined by reference to SOFR plus an index adjustment of 0.10% and an applicable margin ranging between 2.50% and 3.00% based upon the Company’s consolidated leverage ratio, as calculated pursuant to the terms of the A&R Credit Agreement. Loans (other than Term Loans, as defined in the A&R Credit Agreement), may also bear interest at the base rate plus an applicable margin ranging between 1.50% and 2.00% based upon the Company’s consolidated leverage ratio, as so calculated. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum. The effective interest rates for the nine months ended September 30, 2023 for the term loan facility and revolving credit facility were 8.21% and 1.90%, respectively.
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

The A&R Credit Agreement contains financial covenants that require the Company to maintain a quarterly minimum fixed charge coverage ratio of 1.25:1.00 and a quarterly maximum consolidated leverage ratio of 3.25:1.00. As of September 30, 2023, we were in compliance with the covenants of the A&R Credit Agreement. The A&R Credit Agreement generally restricts the ability of the Company to make certain restricted payments, including the repurchase of shares of its common stock, provided that the Company may make restricted payments, among others, (i) without limitation so long as the Consolidated Leverage Ratio (as defined in the A&R Credit Agreement), as of the then most recently completed four fiscal quarters of the Company, after giving pro forma effect to such restricted payments, is 2.25:1.00 or less, (ii) that do not exceed, in the aggregate during any fiscal year, the greater of (x) $23.8 million and (y) 25.00% of Consolidated EBITDA (as defined in the A&R Credit Agreement) for the then most recently completed four fiscal quarters of the Company and (iii) to repurchase Company common stock from current or former employees in an aggregate amount of up to $10.0 million per calendar year. The A&R Credit Agreement also contains covenants that limit the Company’s and its subsidiaries’ ability to, among other things, grant liens, incur additional indebtedness, make acquisitions or investments, dispose of certain assets, change the nature of their businesses, enter into certain transactions with affiliates or amend the terms of material indebtedness.

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

Repurchase Program

Prior to 2022, the Company’s Board of Directors approved a stock repurchase program (the “Repurchase Program”) that authorizes the Company to purchase up to $40.0 million of its outstanding shares of the Company’s common stock. On March 3, 2023, the Board of Directors approved an increase to the Repurchase Program that authorizes the Company to purchase an additional $100.0 million of its outstanding shares. Under the Repurchase Program, the Company is authorized to repurchase shares from time to time in accordance with applicable laws, both on the open market and in privately negotiated transactions and may include the use of derivative contracts or structured share repurchase agreements. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of the Company’s common stock and the nature of other investment opportunities. The Repurchase Program may be limited, suspended or discontinued at any time without prior notice. The Repurchase Program does not have an expiration date. The A&R Credit Agreement, as amended, permits the Company to make restricted payments (including share repurchases, among others) under a variety of tests as described in the second preceding paragraph, including, without limitation, so long as the Consolidated Leverage Ratio (as defined in the A&R Credit Agreement, as amended), as of the then most recently completed four fiscal quarters of the Company, after giving pro forma effect to such restricted payments, is 2.25:1.00 or less.

The Company accounts for purchases of treasury stock under the cost method. Any direct costs incurred to acquire treasury stock are considered stock issue costs and added to the cost of the treasury stock. During the nine months ended September 30, 2023, including the shares purchased in the privately-negotiated transaction described below, the Company purchased 1,734,481 shares for an aggregate purchase price of $40.6 million. During the nine months ended September 30, 2022, the Company purchased 2,015,615 shares for an aggregate purchase price of $43.7 million. As of September 30, 2023, there was $80.7 million available for future share repurchases under the Repurchase Program.

Privately-Negotiated Share Repurchase Transaction

On May 5, 2023, the Company entered into an agreement with SPC Intermex, LP, a related party, for the purchase of 500,000 shares of the Company’s common stock for a total purchase price of $12.6 million, or a per share price of $25.28, in a privately-negotiated transaction.

Operating Leases

We are party to operating leases for office space, warehouses and Company-operated store locations, which we use as part of our day-to-day operations. Operating lease expenses were $1.9 million and $6.0 million for the three and nine months ended September 30, 2023, respectively, which we expect to be consistent throughout the year. We have not entered into finance lease commitments. For additional information on operating lease obligations, refer to Note 7, Leases, to the Condensed Consolidated Financial Statements.

Index
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$82,440	$(9,848)
Net cash used in investing activities	(13,188)	(9,380)
Net cash provided by (used in) financing activities	2,827	(7,990)
Effect of exchange rate changes on cash and cash equivalents	875	(204)
Net increase (decrease) in cash and cash equivalents	72,954	(27,422)

Cash and cash equivalents, beginning of period	149,493	132,474
Cash and cash equivalents, end of period	$222,447	$105,052

Operating Activities
Net cash provided by operating activities was $82.4 million for the nine months ended September 30, 2023, an increase of $92.3 million from net cash used in operating activities of $9.8 million for the nine months ended September 30, 2022. The increase is primarily a result of a $13.7 million change in working capital, which varies due to timing of transmittal orders and payments, as well as prefunding of payers primarily for weekends. The changes in working capital were impacted by lower cash generated by our operating results adjusted for higher noncash items for the nine months ended September 30, 2023, resulting from the further growth of the business.

Investing Activities
Net cash used in investing activities was $13.2 million for the nine months ended September 30, 2023, representing an increase of $3.8 million from net cash used in investing activities of $9.4 million for the nine months ended September 30, 2022. This increase in cash used was due to the acquisition of LAN Holdings through a cash transaction, which resulted in $5.5 million of cash used, net of cash acquired, partially offset by lower purchases of computer equipment during the nine months ended September 30, 2023 in comparison with the nine months ended September 30, 2022.

Financing Activities
Net cash provided by financing activities was $2.8 million for the nine months ended September 30, 2023, which primarily consisted of $48.0 million of borrowings, net under the revolving credit facility, $3.8 million in scheduled quarterly payments due on the term loan facility, $40.6 million used for repurchases of common stock, $1.0 million of payments for stock-based awards for shares withheld for tax payments in connection with share-based compensation arrangements and $0.7 million of debt origination costs related to the A&R Credit Agreement, partially offset by $1.0 million in proceeds from issuance of stock as a result of the exercise of stock options.

Net cash used in financing activities was $8.0 million for the nine months ended September 30, 2022, which primarily consisted of $3.3 million in scheduled quarterly payments due on the term loan facility, $43.7 million used for repurchases of common stock and $5.3 million of payments for stock-based awards for shares withheld in connection with share-based compensation arrangements, partially offset by $43.0 million of borrowings, net under the revolving credit facility and $1.4 million in proceeds from issuance of stock as a result of the exercise of stock options.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. Our Critical Accounting Policies and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022, for which there were no material changes during the three and nine months ended September 30, 2023, included the following:

•Allowance for Credit Losses
•Goodwill and Intangible Assets
•Income Taxes

Recent Accounting Pronouncements
Refer to Note 1, Business and Accounting Policies, of the Condensed Consolidated Financial Statements for information on recent accounting pronouncements.

Index
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
We manage foreign currency risk through the structure of the business and an active risk management process. One of the methods to settle with our payers in Latin America is entering into foreign exchange tom and spot transactions with local and foreign currency providers (“counterparties”). The foreign currency exposure on our foreign exchange tom and spot transactions is limited by the fact that all transactions are settled within two business days from trade date. Foreign currency fluctuations, however, may negatively affect our average exchange gain per transaction. The Company had open tom and spot foreign exchange contracts for Mexican pesos and Guatemalan quetzales amounting to approximately $69.9 million and $41.3 million at September 30, 2023 and December 31, 2022, respectively.

In addition, included in wire transfers and money orders payable, net in our condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, there are $73.1 million and $39.3 million, respectively, of wires payable denominated in foreign currencies, primarily Mexican pesos and Guatemalan quetzales.

Also, included in prepaid wires, net in our condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, there are $73.3 million and $82.3 million, respectively, of prepaid wires denominated in foreign currencies, primarily Mexican pesos and Guatemalan quetzales.

We are also exposed to changes in currency rates as a result of our investments in foreign operations and revenues generated in currencies other than the U.S. dollar. Revenues and profits generated by international operations will increase or decrease because of changes in foreign currency exchange rates. This foreign currency risk is related primarily to our operations in our foreign subsidiaries. Revenues from our foreign subsidiaries represent less than 2% of our consolidated revenues for the nine months ended September 30, 2023. Therefore, a 10% increase or decrease in these currency rates against the U.S. Dollar would result in a de minimis change to our overall operating results.

The spot and average exchange rates for the currencies in which we operate to U.S. dollar are as follows:

	2023		2022
	Spot(1)	Average(2)	Spot(1)	Average(2)
U.S. dollar/Mexico Peso	17.42	17.79	20.16	20.21
U.S. dollar/Guatemala Quetzal	7.84	7.82	7.86	7.74
U.S. dollar/Canadian Dollar	1.35	1.35	1.37	1.30
U.S. dollar/Dominican Peso(3)	56.77	55.19	—	—
U.S. dollar/Euro(3)	0.95	0.92	—	—
(1)Spot exchange rates are as of September 30, 2023 and December 31, 2022.
(2)Average exchange rates are for the nine months ended September 30, 2023 and 2022.
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

During the nine months ended September 30, 2023, the Federal Reserve continued raising the fed funds rate from 4.50% to 5.50% as a countermeasure to control inflation in the United States. As a consequence, other benchmark interest rates such as SOFR and previously LIBOR increased as well. These increases have resulted in the Company incurring higher interest expense. The Company expects that the Federal Reserve will continue to monitor the fed funds rate and may consider further increases through the remainder of 2023, which will continue exposing the Company to higher interest rate risk as benchmark interest rates such as SOFR will continue increasing as well. As of September 30, 2023, we had $77.1 million and $124.0 million in outstanding borrowings under the term loan facility and revolving credit facility, respectively. A hypothetical 1% increase or decrease in the interest rate on our indebtedness as of September 30, 2023

Index
would have increased or decreased cash interest expense on our term loan facility and revolving credit facility by approximately $0.8 million and $1.2 million per annum, respectively.

Index
Credit Risk
We maintain certain cash balances in various U.S. banks, which at times, may exceed federally insured limits. We have not incurred any losses on these accounts. In addition, we maintain cash in various bank accounts in Mexico, Guatemala, Canada, Spain and Italy and short-term investment accounts in Mexico, which may not be fully insured. During the nine months ended September 30, 2023, we did not incur any losses on these uninsured accounts. To manage our exposure to credit risk with respect to cash balances and other credit risk exposure resulting from our relationships with banks and financial institutions, we regularly review cash concentrations, and we attempt to diversify our cash balances among global financial institutions.

We are also exposed to credit risk related to receivable balances from sending agents. We perform a credit review before each agent signing and conduct ongoing analyses of sending agents and certain other parties we transact with directly. As of September 30, 2023, we also had $4.4 million outstanding of agent advances receivable from sending agents. Most of the agent advances receivable are collateralized by personal guarantees from the sending agents and by assets from their businesses.

Our provision for credit losses was approximately $3.8 million for the nine months ended September 30, 2023 (0.8% of total revenues) and $2.0 million for the nine months ended September 30, 2022 (0.4% of total revenues). The increase in our provision for credit losses in the nine months ended September 30, 2023 is due to higher write-offs of accounts receivable in 2023 compared to 2022 primarily as a result of sending agents that were not able to pay in accordance with the original terms and are, accordingly, subject to our normal collection procedures.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our Chief Executive Officer and President, and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure as of September 30, 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the quarter ended September 30, 2023:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
July 1 through July 31	148,795	$25.17	146,861	$86,975,093
August 1 through August 31	185,721	$18.09	184,821	$83,630,977
September 1 through September 30	171,531	$17.37	170,218	$80,673,907
Total	506,047		501,900

(a)Includes (i) 1,934, (ii) 900 and (iii) 1,313 shares withheld for income tax purposes in July 2023, August 2023 and September 2023, respectively, in connection with shares issued under compensation and benefit programs.
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the quarter ended September 30, 2023, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Index
ITEM 6. EXHIBITS

Exhibit No.	Document
10.1†*	Amended Employment Agreement effective as of October 1, 2023, between Randall Nilsen and the Company

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Chief Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Chief Financial Officer

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included with the Exhibit 101 attachments).
*Filed herewith.
#    Furnished herewith.
†    Management contract or compensatory plan or arrangement.

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Money Express, Inc. (Registrant)

Date: November 7, 2023	By:	/s/ Robert Lisy
Robert Lisy
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Andras Bende
Andras Bende
Chief Financial Officer
(Principal Financial Officer)