Form 10-K
period 2023-12-31
International Money Express, Inc.
filed 2024-02-28
CIK 1683695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2023
OR
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to
Commission File No. 001-37986

INTERNATIONAL MONEY EXPRESS, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-4219082
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9100 South Dadeland Blvd., Ste. 1100, Miami, Florida	33156
(Address of Principal Executive Offices)	(Zip Code)

(305) 671-8000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock ($0.0001 par value)	IMXI	Nasdaq Capital Market

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

☒	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☐	Smaller reporting company
		☐	Emerging growth company

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

As of June 30, 2023, the aggregate market value of the voting stock held by non-affiliates was $804,577,352 based on the closing sale price of $24.53 of the common stock as reported on the Nasdaq Capital Market.

As of February 23, 2024, 33,732,409 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding. The registrant has no other class of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive Proxy Statement to be delivered to shareholders in connection with the 2024 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K to the extent stated herein.

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
•factors relating to our business, operations and financial performance, including:
◦loss of, or reduction in business with, key sending agents;
◦our ability to effectively compete in the markets in which we operate;
◦economic factors such as inflation, the level of economic activity, recession risks and labor market conditions, as well as rising interest rates;
◦international political factors, political instability, tariffs, border taxes or restrictions on remittances or transfers from the outbound countries in which we operate or plan to operate;
◦volatility in foreign exchange rates that could affect the volume of consumer remittance activity and/or affect our foreign exchange related gains and losses;
◦public health conditions, responses thereto and the economic and market effects thereof;
◦consumer confidence in our brands and in consumer money transfers generally;
◦expansion into new geographic markets or product markets;
◦our ability to successfully execute, manage, integrate and obtain the anticipated financial benefits of key acquisitions and mergers;
◦the ability of our risk management and compliance policies, procedures and systems to mitigate risk related to transaction monitoring;
◦consumer fraud and other risks relating to the authenticity of customers’ orders or the improper or illegal use of our services by consumers;
◦cybersecurity-attacks or disruptions to our information technology, computer network systems, data centers and mobile devices apps;
◦new technology or competitors that disrupt the current money transfer and payment ecosystem, including the introduction of new digital platforms;
◦our success in developing and introducing new products, services and infrastructure;
◦our ability to maintain favorable banking and paying agent relationships necessary to conduct our business;
◦bank failures, sustained financial illiquidity, or illiquidity at the clearing, cash management or custodial financial institutions with which we do business;
◦changes to banking industry regulation and practice;
◦credit risks from our agents and the financial institutions with which we do business;
◦our ability to recruit and retain key personnel;
◦our ability to maintain compliance with applicable laws and regulatory requirements, including those intended to prevent use of our money remittance services for criminal activity, those related to data and cyber-security protection, and those related to new business initiatives;
◦enforcement actions and private litigation under regulations applicable to the money remittance services;
◦changes in immigration laws and their enforcement;
◦changes in tax laws in the countries in which we operate;
◦our ability to protect intellectual property rights;
◦our ability to satisfy our debt obligations and remain in compliance with our credit facility requirements;
◦the use of third-party vendors and service providers;
◦weakness in U.S. or international economic conditions; and
•other economic, business and/or competitive factors, risks and uncertainties, including those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Annual Report on

Index
Form 10-K, as well as any additional risk factors that may be described herein or in our other filings with the SEC from time to time.
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

Index
ITEM 1.    BUSINESS
Overview
International Money Express, Inc. (the “Company” or “Intermex”) is a leading omnichannel money remittance services company focused primarily on the United States of America (“United States” or “U.S.”) to Latin America and the Caribbean (“LAC”) corridor, which includes Mexico, Central and South America and the Caribbean. In recent years, we expanded our services to allow remittances to Africa and Asia from the United States and also began offering sending services from Canada to Latin America and Africa. Also, through the acquisition of LAN Holdings, Corp. (“LAN Holdings”), which was completed in the second quarter of 2023, we now provide remittance services from Spain, Italy and Germany to Africa, Asia and Latin America. We utilize our proprietary technology to deliver convenient, reliable and value-added services to consumers through a broad network of sending and paying agents. Our remittance services, which include a comprehensive suite of ancillary financial processing solutions and payment services, are available in all 50 states in the U.S., Washington D.C., Puerto Rico and 13 provinces in Canada, as well as in certain locations in Spain, Italy and Germany, where consumers can send money to beneficiaries in more than 60 countries in LAC, Africa and Asia. Our services are accessible in person through over 100,000 independent sending and paying agents and 122 Company-operated stores, as well as online and via Internet-enabled mobile devices. Additionally, our product and service portfolio include online payment options, pre-paid debit cards and direct deposit payroll cards, which may present different cost, demand, regulatory and risk profiles relative to our core money remittance business.

Money remittance services to LAC countries, mainly Mexico, Guatemala, El Salvador, Honduras and the Dominican Republic, are the primary source of our revenue. These services involve the movement of funds on behalf of an originating consumer for receipt by a designated beneficiary at a designated receiving location. Our remittances to LAC countries are primarily generated in the United States by consumers with roots in Latin American and Caribbean countries, many of whom do not have an existing relationship with a traditional full-service financial institution capable of providing the services we offer. We provide these consumers with flexibility and convenience to help them meet their financial needs. We believe many consumers who use our services may have access to traditional banking services, but prefer to use our services based on reliability, convenience and value. We generate money remittance revenue from fees paid by consumers (i.e., the senders of funds), which we share with our sending agents in the originating country and our paying agents in the destination country. Remittances paid in local currencies that are not pegged to the U.S. dollar, Canadian dollar or Euro can also generate revenue if we are successful in our daily management of currency exchange spreads.
Our money remittance services enable consumers to send funds through our broad network of locations in the United States, Canada, Spain, Italy and Germany that are primarily operated by third-party businesses, as well as through our Company-operated stores, located in those jurisdictions. Transactions are processed and payment is collected by our agent (“sending agent(s)”) and those funds become available for pickup by the beneficiary at the designated destination, usually within minutes, at any Intermex payer location (“paying agent(s)”). We refer to our sending agents and our paying agents collectively as agents. In addition, our services are offered digitally through Intermexonline.com, online.i-transfer.es and via Internet-enabled mobile devices. For the year ended December 31, 2023, we grew our agent network by approximately 16.4% primarily due to agents added as a result of the acquisition of LAN Holdings, partially offset by the termination of low volume and unproductive sending agents. For the year ended December 31, 2023, principal amount sent increased by approximately 17.2% to $24.5 billion compared to fiscal year 2022 primarily as a result of an increase in volume in our existing sending agents. In 2023, we processed approximately 58.7 million remittances, representing over 22.8% growth in transactions as compared to 2022, also reflecting the effect of the acquisitions noted above.
Our Competitive Strengths
•Primary focus on profitable corridors. Unlike many of our competitors, who we believe prioritize global reach over growth and profitability, we are focused on certain geographical regions in which there is a concentration of a significant portion of the world’s money remittance volume. We believe the LAC, Africa and Asia corridors provide an attractive operating environment with significant opportunity for future growth. According to the latest available data published by the World Bank, the LAC corridor continues to be one of the most rapidly growing remittance corridors in the world.
•Highly scalable, proprietary software platform. We provide our money remittance services utilizing our internally developed proprietary software systems and applications, which we believe enhance the productivity of our network of sending agents, enabling them to quickly, reliably and cost-effectively process remittance transactions. Our proprietary software systems were designed to incorporate real-time compliance functionality, which improves our regulatory compliance and helps to minimize fraud. We have developed a platform that has the capacity to handle traffic well in excess of the number of transactions we currently process. Our money remittance platform has proven reliable, with our 2023 downtime being less than 0.05%.
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

Index
services. By closely monitoring individual sending agent performance and money remittance trends, we can offer our sending agents real-time technical support and marketing assistance to help increase their productivity and remittance volume.
•Strong relationships with major banks and financial institutions. Our relationships with clearing, check processing, trading and exchange rate and cash management banks are critical to an efficient and reliable remittance network. We benefit from our strong and long-term relationships with a number of large banks and financial institutions. We maintain strong relationships with a number of other national and regional banking and financial institutions in the United States, Canada, Spain, Italy and Latin America. For example, we have maintained a long-term relationship with Wells Fargo, Bank of America and US Bank, among others. Due to increasing regulatory scrutiny of banks and financial institutions, we believe that new banking relationships may be difficult to develop for new, start-up competitors in the industry, hence creating a barrier to entry to new competition and making our existing relationships a competitive advantage.
•Powerful brand with strong consumer awareness and loyalty in the corridors we operate. We believe we are a leading money remittance provider from the United States to the LAC corridor, processing 20.8% of the aggregate volume of remittances to Mexico according to the latest available data published by the Central Bank of Mexico in 2023 and 29.7% of the aggregate volume of remittances to Guatemala according to the latest available data published by the Central Bank of Guatemala in 2023. We believe that consumers associate the Intermex brand with reliability, strong customer service and the ability to safely and efficiently remit their funds. The information contained in this paragraph is based on “Revenues by Workers’ Remittances” published in the Central Bank of Mexico’s website and “Income from family remittance” published in the Central Bank of Guatemala’s website.
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
Our Growth Strategy
We believe we are well positioned to drive continued growth by executing on the following core strategies either organically or through acquisitions of other entities:
•Expand our market share in our largest corridors. The three largest remittance corridors we serve are the United States to Mexico, United States to Guatemala and United States to the Dominican Republic. According to the latest available data in the World Bank Remittance Matrix, the United States to Mexico remittance market continues to be one of the largest in the world. We aim to continue to expand our market share in those states where we are currently well-established and poised for continued profitable growth within those markets via targeted regional penetration. We believe that we can leverage our current customer data to increase repeat customer usage, track and effectively recapture one-time users of our service and improve sending agent productivity to drive growth in these states. We also execute a targeted marketing effort to realize significantly increased market share growth in large states where we are underrepresented.
•Expand our services into new corridors and emerging markets. We believe that there is significant room to grow our business in underserved geographic regions in the LAC corridor where there is demand from consumers and agents for our value-added approach to money remittances. Specifically, we are targeting future growth opportunities via new corridors from the United States to other non-Spanish speaking regions, including the Caribbean and other continents. In recent years, we expanded our services to allow remittances to Africa and Asia from the United States and also began offering sending services from Canada to Latin America and Africa. Our acquisition of La Nacional further strengthens our presence in Latin America and our acquisition of LAN Holdings positions us to grow in the Europe to Africa and Asia corridors.

•Continue to grow online and mobile remittance channels. Our money remittance platforms currently enable consumers to send funds from the United States, Spain, Italy and Germany to the LAC corridor, Asia and Africa through the Internet via Intermexonline.com, online.i-transfer.es and on consumers' Internet-enabled mobile devices. We have and continue to make significant investments in enhancing our digital mobile money remittance applications to provide consumers with safe, easy-to-use features for remitting funds. We believe these online channels not only expand our potential customer base as digital transaction capabilities become more relevant to LAC corridor consumers, but also generate growth from secular and demographic trends as consumers continue to migrate to conducting financial transactions online.

Index
Segments
Our business is organized around one reportable segment that provides money remittance services primarily between the U.S. and Canada to Mexico, Guatemala and other countries in Latin America, Africa and Asia through a network of authorized agents located in various unaffiliated retail establishments and 122 Company-operated stores throughout the U.S., Canada, Spain, Italy and Germany. This is based on the objectives of the business and how our chief operating decision maker, the CEO and President, monitors operating performance and allocates resources.

Operations and Services
Money remittance services to LAC countries, primarily Mexico, Guatemala, El Salvador, Honduras and the Dominican Republic, are the primary source of our revenue. These services involve the movement of funds on behalf of an originating consumer for receipt by a designated beneficiary at a designated receiving location. Our remittances to LAC countries are primarily generated in the United States by consumers with roots in Latin American and Caribbean countries, many of whom do not have an existing relationship with a traditional full-service financial institution capable of providing the services we offer. We provide these consumers with flexibility and convenience to help them meet their financial needs. We believe many consumers who use our services may have access to traditional banking services, but prefer to use our services based on reliability, convenience and value. We generate money remittance revenue from fees paid by consumers (i.e., the senders of funds), which we share with our sending agents in the originating country and our paying agents in the destination country. Remittances paid in local currencies that are not pegged to the U.S. dollar, Canadian dollar or Euro also earn revenue through our daily management of currency exchange spreads.
The majority of our money remittance transactions are generated through our agent network of retail locations and Company-operated stores where the transaction is processed and payment is collected by our sending agent. Those funds become available for pickup by the beneficiary at the designated receiving destination, usually within minutes, at any Intermex payer location. In select countries, the designated recipient may also receive the remitted funds via a deposit directly to the recipient’s bank account, mobile device account or prepaid card. Our locations in the United States, Canada, Spain and Italy, also referred to as our sending agents, tend to be individual establishments, such as multi-service stores, grocery stores, convenience stores, bodegas and other retail locations. Our payers in LAC countries are referred to as paying agents, and generally consist of large banks and financial institutions or large retail chains. Grupo Elektra, S.A.B. de C.V. (“Elektra”) is our largest paying agent and processes a significant portion of remittances in the LAC corridor. Each of our sending agents and our paying agents are primarily operated by third-party businesses where our money remittance services are offered. Additionally, we operate a number of retail locations in the United States, Canada, Spain, Italy and Germany, which we refer to as Company-operated stores and where our money remittance services are available. We also operate subsidiary payer networks in Mexico under the Pago Express brand and in Guatemala under the Intermex brand. These networks contribute payer locations that reach some of the most remote areas in those countries, providing increased convenience to consumers in the United States, Canada, Mexico and Guatemala.
At sending agent locations, consumers may initiate a transaction directly with an agent, or through a direct-dialed telephone conversation from the agent location to our call centers. Many of our sending agents operate in locations that are open outside of traditional banking hours, including nights and weekends. Our sending agents understand the markets that they serve and coordinate with our sales and marketing teams to develop business plans for those markets. We hold promotional events for our sending agents to help familiarize them with the Intermex brand and to incentivize the agents to promote our services to consumers.
Our money remittance services are also available on the Internet via Intermexonline.com and online.i-transfer.es, enabling consumers to send money twenty-four hours a day conveniently from their computer or Internet-enabled mobile device. Those funds can be sent to any of our paying agent locations or to a recipient’s bank account, funding the transaction using debit card, credit card, or through electronic funds transfer processed through the automated clearing house (“ACH”) payment system. Also, our enhanced digital mobile money remittance applications provide consumers with safe, easy-to-use features for remitting funds with a debit or credit card, or ACH transfer. Consumers are able to select a variety of sending methods, including cash pickup at thousands of locations, direct deposit into bank accounts, debit cards, mobile wallets, and home delivery in selected markets. Although our internet-based money transmission services grew significantly in 2023, they still do not constitute a material percentage of the Company’s overall business.
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
Cash Management Bank Relationships
We buy and sell a number of global currencies and maintain a network of settlement accounts to facilitate the timely funding of money remittances and foreign exchange trades. Our relationships with clearing, check processing, trading and exchange rate and cash management banks are critical to an efficient and reliable remittance network. We benefit from our strong and long-term relationships with

Index
a number of large banks and financial institutions. We maintain strong relationships with a number of other national and regional banking and financial institutions in the United States, Canada, Spain, Italy and Latin America. In addition, we have benefited from our long relationship with US Bank, which manages our main operating account, and from strong relationships with PNC Global Transfer, Wells Fargo and Bank of America, which serve as our primary banks for exchange rate management with respect to the foreign currencies in which we transact.
Information Technology
Currently, all of our money processing software used in the United States and Canada is proprietary and has been developed primarily by our internal software development team. Our money processing software acts as a point of sale for our money remittance transactions and incorporates real-time compliance functionality, which improves our regulatory compliance and helps to minimize fraud. Our money processing software is critical to our operations while our back-office software is critical for settling our transactions.
Also, our money remittance platforms enable consumers to send funds through the Internet via Intermexonline.com, online.i-transfer.es and on consumers' Internet-enabled mobile devices and our enhanced digital mobile money remittance application provides consumers with safe, easy-to-use features for remitting funds.
In addition to our money remittance software, digital platforms and mobile applications, we continue to develop programs and defenses against cyber-attacks. We are fully aligned with the National Institute of Standards and Technology cybersecurity framework, which is a voluntary framework that most companies in the financial services industry follow. We utilize a number of third-party vendors that monitor our systems and inform us of any attempted attacks. Our Chief Information Officer and Chief Information Security Officer report periodically to our board of directors regarding our cybersecurity policies and practices.

In addition to our proprietary and internally developed software systems, we have analytical data that enable us to analyze market trends, performance of market territories, agent performance and consumer habits in real time.
We continually invest in our technology platform that has the capacity to handle traffic well in excess of the number of transactions we currently process. A load balancing configuration between tier-1 datacenters, in addition to failover redundancy, provides uptime performance. Our technology platforms have experienced limited downtime, with our 2023 downtime being less than 0.05%.
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
Intellectual Property
The Intermex brand is critical to our business. In the markets in which we compete, we derive benefit from our brand, as we believe the Intermex brand is recognized for its speed, cost effectiveness and reliability for money remittances throughout the United States, the LAC corridor, Canada and Africa. We use various trademarks and service marks in our business, including, but not limited, to Intermex, International Money Express, IntermexDirect, CheckDirect, La Nacional and Pago Express, some of which are registered in the United States and other countries. In addition, we rely on trade secret protection to protect certain proprietary rights in our information technology, trademarks, and licenses. See the section entitled “Information Technology” for more information.
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
Sales and Marketing
The majority of our money remittance transactions are generated through our agent network of retail locations and Company-operated stores where the transaction is processed and payment is collected by our sending agent or store. Sending agent locations include multi-service stores, grocery stores, convenience stores, bodegas and other retail locations. The vast majority of our sending agents are provided access to our proprietary money remittance software systems, while others have access to our combination telephone and fax/tablet set up, which we call telewire, enabling direct access to our call centers for money remittance services. In all of our independent sending agent

Index
locations the agent provides the physical infrastructure and staff required to complete the remittances, while we provide the central operating functions, such as transaction processing, settlement, marketing support, compliance training and support, and customer relationship management. We also maintain 122 Company-operated stores in the United States, Canada, Spain, Italy and Germany. We retain customer data, which enables us to increase repeat customer usage, track and effectively recapture one-time users of our service and improve sending agent productivity.
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
Our Industry
We are a rapidly growing and leading money remittance service company primarily focused on the United States to the LAC corridor. We utilize our proprietary technology to deliver convenient, reliable and value-added services to consumers through a broad network of sending and paying agents. The three largest remittance corridors we serve are United States to Mexico, United States to Guatemala, and United States to the Dominican Republic. According to the latest information available from the World Bank Remittance Matrix, the United States to Mexico remittance corridor was one of the largest in the world in 2023. Furthermore, remittances volume to low and middle income countries grew approximately 3.8% during 2023 according to the latest Migrations and Development Brief report from the World Bank.
Trends in the cross-border money remittance business tend to correlate to immigration trends, global economic opportunity and related employment levels in certain industries such as construction, information technology, manufacturing, agriculture and hospitality, as well as other service industries.
Political, social and economic conditions in key Latin American markets, from which we derive a significant portion of our revenue, continue to exhibit instability, as evidenced by higher interest rates, high unemployment rates, restricted lending activity, higher inflation, volatility in foreign currencies and low consumer confidence, among other economic and market factors. Our business has generally been resilient during times of economic instability as money remittances are essential to many recipients, with the funds used by the receiving parties for their daily needs; however, long-term sustained appreciation of the Mexican peso or Guatemalan quetzal as compared to the U.S. dollar could negatively affect our revenues and profitability.
Another significant trend impacting the money remittance industry is increasing regulation on money remittance providers, banks, and other financial institutions, making it difficult for money remittance companies to develop and maintain strong banking relationships and for sending agents to open operating bank accounts. Regulations in the United States and elsewhere focus, in part, on cybersecurity, anti-money laundering and consumer protection. Regulations require money remittance providers, banks and other financial institutions to develop systems to prevent, detect, monitor and report certain transactions. In coming periods, we expect these and future regulatory requirements, as well as investigatory and enforcement activities by law enforcement agencies, will continue to result in changes to certain of our business and administrative practices and may result in increased costs.
Government Regulation
As a non-bank financial institution in the United States, we are regulated by the Department of Treasury, the Internal Revenue Service, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”), the Consumer Financial Protection Bureau (“CFPB”), the Department of Banking and Finance of the State of Florida and the equivalent regulatory authorities in all of the states, the District of Columbia and the Commonwealth of Puerto Rico, in which we hold an operating money transmission license. We are duly registered as a Money Services Business (“MSB”) with FinCEN, the financial intelligence unit of the U.S. Department of the Treasury. We are also subject to a wide range of regulations in the United States and other countries in which we operate, including: minimum capital or capital adequacy requirements; anti-money laundering laws and regulations; financial services regulations; currency control regulations; anti-bribery laws; money transfer and payment instrument licensing laws; escheatment laws; privacy, data protection and information security laws, such as the Gramm-Leach-Bliley Act (“GLBA”); and consumer disclosure and consumer protection laws, such as the California Consumer Privacy Act (“CCPA”).

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

Index
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
Anti-money laundering regulations are constantly evolving and vary from country to country. We continuously monitor our compliance with anti-money laundering regulations and implement policies and procedures to stay current with legal requirements. Our money remittance services are primarily offered through third-party agents under contract with us, but we do not directly control these agents. As a MSB, we and our agents are required to establish anti-money laundering compliance programs that include internal policies and controls; a designated compliance officer; employee training and an independent review function. We have developed an anti-money laundering training manual and a program to assist with the education of our agents and employees on the applicable rules and regulations. We also offer in-person and online training as part of our agent compliance training program, engage in various activities to enable agent oversight and have adopted compliance policies that outline key principles of our compliance program to our agents. We have developed a regulatory compliance department, under the direction of our Chief Compliance Officer, whose foremost responsibility is to monitor transactions, detect suspicious activity, maintain financial records and train our employees and agents. Independent third-party consulting firms periodically review our policies and procedures to ensure the efficacy of our anti-money laundering and regulatory compliance programs. Key milestones in the compliance processes include: (1) mandatory fields and identification requirements at the time the sending agents initiate a transaction; (2) the sender and receiver are screened against government-required lists (for OFAC and other purposes); (3) before the transaction is sent to the paying agent, it is screened and any flagged exceptions are sent to the compliance unit for investigation and release or rejection; and (4) the transaction is screened for limit restrictions, velocity levels, structuring and identification requirements.
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
Licensing. In most countries in which we operate, either we or our agents are required to obtain licenses or to register with a government authority in order to offer money transfer services. Almost all states in the United States, the District of Columbia and Puerto Rico, as well as certain provinces in Canada and certain countries in Europe, require us to be licensed to conduct business within their jurisdictions. Licensing requirements may include requirements related to net worth, providing surety bonds and letters of credit, operational procedures, agent oversight and maintenance of reserves to cover outstanding payment obligations. Acceptable forms of such reserves will vary based on jurisdiction and the applicable regulator, but generally include cash and cash equivalents, U.S. government securities and other highly rated debt instruments. Many regulators require us to file reports on a quarterly or more frequent basis to verify our compliance with their requirements. We are also subject to periodic examinations by the governmental agencies with regulatory authority over our business.
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
Risk Management
The Company maintains certain of its cash balances in various U.S. banks, which at times, may exceed federally insured limits. In addition, the Company maintains various bank accounts in Mexico, Guatemala, Canada, the Dominican Republic, Spain and Italy, which may not be fully insured. Management believes it is not exposed to any significant credit risk regarding these accounts as it performs periodic reviews of the creditworthiness of the financial institutions the Company uses.

At times, we are exposed to credit risk related to receivable balances from sending agents in the money remittance process if agents do not timely make payments to us.
We continually monitor fraud risk, perform credit reviews before adding agents to our network and conduct periodic credit risk analyses of agents and certain other parties that we transact with directly. For the year ended December 31, 2023, our provision for credit losses was equal to 0.8% of our total revenues.
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
Seasonality

Index
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
Human Capital
We invest in our workforce by offering a competitive total rewards package that in addition to a salary, includes performance incentives and comprehensive benefits that are intended to be competitive in the market and focused on the needs of our employees in order to attract and retain highly qualified talent. Our incentives are primarily measurable and performance-based, and are designed to align compensation to our business strategy and goals. We have enhanced our onboarding process and plan to further improve training and development programs to drive quicker integration, development and higher productivity of new employees, as well as the ongoing development of team members to ensure robust recruitment and retention.
We value diversity and inclusion and strive to create a work environment where everyone feels valued and devoted to their work. As of December 31, 2023, approximately 95% of our U.S. team members identified themselves as racially or ethnically diverse. Also, approximately 60% of our U.S. team identified themselves as female. In 2024, we intend to continue to promote greater community involvement through philanthropic and volunteer efforts, with a focus on diversity, community improvement, and STEM programs.
As of December 31, 2023, we had 534 employees in the United States, all of whom are full-time. We also have 698 employees in Mexico, of whom 261 are part-time and 427 are full-time, 79 employees in Guatemala, all of whom are full-time and, 76 employees in Spain and Italy, of whom 70 are full-time.
In addition, five of the nine members of our board of directors are considered diverse based on gender or ethnic backgrounds.

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
Information about our Executive Officers
Set forth below is certain information regarding the Company’s current executive officers as of February 27, 2023:

Name	Age	Position
Robert Lisy	66	Chief Executive Officer, President and Chairman of the Board of Directors

Index

Andras Bende	49	Chief Financial Officer
Joseph Aguilar	62	President and General Manager - Latin America
Christopher Hunt	48	Chief Operating Officer

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

Christopher Hunt joined International Money Express, Inc. in March 2021 as Chief Information Officer. Effective April 20, 2023, Mr. Hunt was appointed Chief Operating Officer. Prior to joining the Company, Mr. Hunt was the Chief Technology Officer of Bankers Healthcare Group, a financial services company (“Bankers”), from 2013 to 2021. Prior to his role at Bankers, Mr. Hunt worked at several companies where he held a variety of IT positions with increasing responsibility for all aspects of overall IT strategy, product development, compliance and cybersecurity. Mr. Hunt earned a bachelor’s degree in Business Administration with a major in Decision Information Sciences from the University of Florida in Gainesville, Florida.

Index
ITEM 1A.     RISK FACTORS
RISK FACTORS
An investment in our securities involves certain risks. The risks and uncertainties described below are not the only risks that may have a material and adverse effect on the Company, and the risks described herein are not listed in order of the potential occurrence or severity. There is no assurance that we have identified, assessed and appropriately addressed all risks affecting our business operations. Additional risks and uncertainties could adversely affect our business and our results of operations. If any of the following risks actually occur, our business, consolidated financial condition or results of operations could be negatively affected, and the market price for our shares could decline. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below are cautionary statements, identifying important factors that could cause the Company’s actual results to differ materially from those expressed in or implied by any forward-looking statements made by or on behalf of the Company. There can also be no assurance that the actual future results, performance, benefits or achievements that we expect from our strategies, systems, initiatives or products will occur.
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
Our money remittance business relies in part on the overall strength of economic conditions. Consumer money remittance transactions are affected by, among other things, employment opportunities and overall economic conditions, such as recession, rising inflation and higher market interest rates. Additionally, consumers tend to be employed in industries such as construction, information technology, manufacturing, agriculture, hospitality and certain service industries that tend to be cyclical and are more significantly affected by weak

Index
economic conditions than other industries. This may result in reduced job opportunities for consumers in the United States or other countries in which we operate or that are important to our business, which could adversely affect our business, financial condition and results of operations. In addition, increases in employment opportunities may lag other elements of any economic recovery.
If general market and economic conditions in the United States or other countries in which we operate or are important to our business were to deteriorate, our business, financial condition and results of operations could be adversely impacted. Our agents may have reduced sales or business as a result of weak economic conditions. As a result, our agents may reduce their number of locations, hours of operation, or cease doing business altogether. If consumer transactions decline due to deteriorating economic conditions, we may be unable to timely and effectively reduce our operating costs or take other actions in response, which could adversely affect our business, financial condition and results of operations. Our employees, agents and consumers in a particular country or region in the world may be negatively affected as a result of a variety of diversions, including: geopolitical events, such as war, the threat of war, or terrorist activity; natural disasters or the effects of climate change (such as drought, flooding, wildfires, increased storm severity, and sea level rise); power shortages or outages; major public health issues, including pandemics; and significant local, national or global events capturing the attention of a large part of the population. If any of these, or any other factors, disrupt a country or region where we have a significant workforce, customers or agents, our business could be materially adversely affected. Additionally, economic or political instability, wars, civil unrest, terrorism and natural disasters may make money transfers to, from or within a particular country more difficult. The inability to timely complete money transfers could adversely affect our business.
Our business and results of operations may be adversely affected by international political, economic and social instability risks, foreign currency restrictions and volatility, tariffs or restrictions on remittances or transfers from the countries in which we operate.
We derive a substantial portion of our revenue from our money remittance transactions from the United States to the LAC corridor, particularly Mexico, Guatemala, El Salvador, Honduras and the Dominican Republic, and we are exposed to certain political, economic and other uncertainties not encountered in U.S. operations. Consequently, actions or events in LAC or other countries that are beyond our control could restrict our ability to operate there or otherwise adversely affect the profitability of those operations. Furthermore, changes in the business, regulatory or political climate in any of those countries, or significant fluctuations in currency exchange rates, could affect our ability to expand or continue our operations there, which could have a material and adverse impact on our business, financial condition and results of operations. We are also exposed to new political, economic and other uncertainties as a result of the geographic expansion to Europe, Africa, and Asia, any of which could adversely impact our business, financial condition and results of operations.
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

Index
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
Our financial condition, results of operations or business may be affected by volatility in foreign exchange rates of the countries to which we send a significant portion of consumer remittances.
Significant volatility in foreign exchange rates could affect the volume of consumer remittance activity in terms of the principal amount sent or the frequency of money remittances, which may negatively affect our average foreign exchange gain per transaction. Long-term sustained appreciation of the Mexican peso or Guatemalan quetzal as compared to the U.S. dollar could negatively affect our revenues and results of operations.
Our financial condition, results of operations, business and cash flow may be negatively affected by a public health conditions, responses thereto and the economic and market effects thereof.
We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases. A public health epidemic or pandemic can have a material adverse effect on the demand for our money remittance services to the extent it adversely affects the markets in which we operate, and poses the risk that we or our employees, network of agents and consumers and their beneficiaries may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns requested or mandated by governmental authorities, or that such epidemic may otherwise interrupt or impair business activities.
If consumer confidence in our business, brands or in consumer money remittance providers generally deteriorates, our business, financial condition and results of operations could be adversely affected.
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
•reputational concerns resulting from actual or perceived events, including those related to fraud, consumer protection, cybersecurity incidents, money laundering, corruption or other matters;
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
•any interruption or downtime in our systems, including those caused by fire, natural disaster, power loss, telecommunications failure, terrorism, vendor failure, cybersecurity breaches, such as unauthorized entry and computer viruses or disruptions in our workforce; and

Index
•any attack or breach of our computer systems or other data storage facilities resulting in a compromise of personal data.
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
Although expansion of our business into new geographic or product markets may increase our aggregate revenues, such new geographic or product markets may be more expensive to operate in and may require us to receive lower payment per wire or remittance than that which we currently experience in our core geographic markets of Mexico, Guatemala, El Salvador, Honduras and the Dominican Republic or other more established product markets due to, among other things:
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
We process remittances to Latin America, Africa and Asia from the United States, Spain, Italy and Germany and from Canada to Latin America and Africa. Additionally, we have expanded our product and service portfolio to include online payment options, pre-paid debit cards and direct deposit payroll cards, which may present different cost, demand, regulatory and risk profiles relative to our core remittance business. If we are unable to capitalize on these markets, or if we spend significant time and resources on expansion plans that fail or are delayed, our business will be adversely affected. Even if we are successful, we will be exposed to additional risks in these markets that we do not face in the United States or in our core remittance business, which could have an adverse effect on our business, financial condition and results of operations.
Acquisitions and integration of new businesses create risks and may affect operating results. Failure to successfully complete, manage or integrate strategic transactions can adversely affect our business, financial condition and results of operations.
We regularly review our businesses strategy and evaluate potential acquisitions, joint ventures, divestitures, and other strategic transactions. We have acquired and may acquire businesses both inside and outside the United States. The success of these transactions is dependent upon, among other things, our ability to realize the full extent of the expected returns, benefits, cost savings or synergies as a result of a transaction within the anticipated time frame, or at all, and receipt of necessary consents, clearances and approvals. Acquisitions often involve additional or increased risks including, for example:

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

Index
•integrating the acquired systems and technologies into our Company;
•complying with regulatory requirements, including those particular to the industry and jurisdiction of the acquired business, and the need to improve regulatory compliance systems and controls;
•obtaining and enforcing intellectual property rights in some foreign countries;
•entering new markets with the services of the acquired businesses; and
•general economic, social and political conditions, including legal and other barriers to cross-border investment in general, or by United States companies in particular.
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
Other illegal or improper uses of our services may include money laundering, terrorist financing, drug trafficking, human trafficking, illegal online gaming, romance and other online scams, illegal sexually-oriented services, prohibited sales of pharmaceuticals, fraudulent sale of goods or services, piracy of software, movies, music and other copyrighted or trademarked goods, unauthorized uses of credit and debit cards or bank accounts and similar misconduct. Users of our services also may encourage, promote, facilitate or instruct others to engage in illegal activities. If the measures we have taken are too restrictive it could diminish our customer experience which could harm our business. There is no assurance that the measures we have taken to detect and reduce the risk of this kind of conduct will stop all illegal or improper uses of our services. Our business could be harmed if consumers use our system for illegal or improper purposes.
A cybersecurity incident or breach of security in the information systems on which we rely could adversely affect our reputation, business, financial condition, and results of operations.
Due to the nature of our business, we face constant exposure to continually evolving cybersecurity risks and other technological risks. Our inability to protect our systems and data from these risks could adversely affect our reputation among consumers, agents, card issuers, paying agents, financial institutions, card networks, partners, and investors and may expose us to penalties, fines, liabilities, and legal claims.

Index
A significant portion of our business is conducted over the internet, and we rely on the secure processing, storage, and transmission of confidential, sensitive, proprietary, and other types of information relating to our business operations and confidential and sensitive information about consumers, agents, and employees in our computer systems and networks, and in those of our third-party vendors. Additionally, our business is built upon a proprietary platform that is supported by Intermex employees and partners. Keeping this platform safe, private, and agile so that we may adjust to market demands is critical to our success. Individuals, groups, and state-sponsored organizations may take steps that pose threats to our operations, our computer systems, our employees, our consumers, and our agents. The cybersecurity risks we face range from cyberattacks that are common to most industries, such as the development and deployment of malicious software to gain access to our networks and to attempt to steal confidential information, launching distributed denial of service attacks, or attempting other coordinated disruptions. They may also include more advanced threats that target us because of our position in the remittance industry. Ransomware risk has increased significantly in recent years and presents a significant risk of financial extortion and loss of data. With the Intermex operating model, certain employees continue to work remotely or on a hybrid basis, which increases the importance of the integrity of our remote access security measures. We also face risk from our third-party suppliers if they are affected by cyber security incidents, which could result in their loss of service (which could be a significant component of our services to agents and consumers), exposure of Intermex proprietary, agent and consumer data, or a potential backdoor into the Company’s systems and networks.
While plans and procedures are in place to protect our sensitive data, systems, and networks, we cannot be certain that these measures will be successful and will be sufficient to counter all current and emerging technological threats that are designed to breach our systems to gain access to sensitive information or disrupt our operations. The methods used to obtain unauthorized access, disable or degrade service, or compromise systems change frequently, have become increasingly complex and sophisticated, and are often difficult to detect timely. Threats to our systems and our associated third parties’ systems can derive from human error, fraud, or malice on the part of employees or third parties as well as may result from accidental technological failure. Our defensive data protection measures may not prevent unauthorized access or use of sensitive data. While we maintain insurance coverage that may cover certain aspects of cyber risks and incidents, our insurance coverage may be insufficient to cover all losses, and we may not be able to renew the insurance on commercially reasonable terms or at all. Further, we do not control the actions or technological environments of our agents and they may be susceptible to similar threats as previously mentioned which could lead to liability claims against the Company. Although agents have experienced security breaches, in the aggregate, none of these breaches has had a significant or material impact to the Company. In addition, following an acquisition, we take steps to ensure our data and system security protection measures cover the acquired business as part of our integration process. As such, there may be a period of increased cybersecurity risk during the period between closing an acquisition and the completion of our data and system security integration. Our inability to protect our systems and data from these and similar risks could, among other consequences, adversely affect our reputation, business, financial condition, and results of operations.

Our business is particularly dependent on the efficient and uninterrupted operation of our information technology, computer network systems, and data centers. Disruptions to these systems and data centers could adversely affect our business, financial condition and results of operations.
Our ability to provide reliable services largely depends on the efficient and uninterrupted operation of our computer network systems and data centers. Our business involves the physical and electronic movement of large sums of money and the management of data necessary to do so. The success of our business particularly depends upon the efficient and error-free handling of transactions and data. We rely on the ability of our employees and our internal systems and procedures to process these transactions in an efficient, uninterrupted, and error-free manner.
In the event of a breakdown, catastrophic event (such as fire, natural disaster, power loss, telecommunications failure, or physical break-in), security breach, computer virus, improper operation, improper action by our employees, agents, consumers, financial institutions, or third-party vendors or any other event impacting our systems or processes or our agents’ or vendors’ systems or processes, we could suffer financial loss, loss of consumers, regulatory sanctions, lawsuits, and damage to our reputation or consumers’ confidence in our business. The measures we have enacted, such as the implementation of business continuity and disaster recovery plans and redundant computer systems, may not be successful. We may also experience problems other than system failures, including software defects, development delays, and installation difficulties, which would harm our business and reputation and expose us to potential liability and increased operating expenses. In addition, any work stoppages or other labor actions by employees who support our systems or perform any of our major functions could adversely affect our business.
In addition, our ability to continue to provide our services to a growing number of agents and consumers in a growing number of countries, as well as to enhance our existing services and offer new services across new distribution platforms, is dependent on our information technology systems. If we are unable to effectively manage the technology associated with our business, we could experience increased costs, reductions in system availability, and loss of agents or consumers.

Index
If we fail to successfully develop and timely introduce new and enhanced services, including the introduction of new digital platforms, or if we make substantial investments in an unsuccessful new service or infrastructure change, our business, financial condition and results of operations could be adversely affected.
Our future growth will depend, in part, on our ability to continue to develop and successfully introduce new and enhanced methods of providing money remittance services, including the introduction of new digital platforms, that keep pace with competitive introductions, technological changes, and the demands and preferences of our agents, consumers and the financial institutions with which we conduct our business. Distribution channels such as online, account based, and mobile solutions continue to evolve and impact the competitive environment for money remittances. If alternative payment mechanisms become widely accepted as substitutes for our current services, and we do not develop and offer similar alternative payment mechanisms successfully and on a timely basis, our business, financial condition and results of operations could be adversely affected. We may make future acquisitions and investments or enter into strategic alliances to develop new technologies and services or to implement infrastructure changes to further our strategic objectives, strengthen our existing businesses and remain competitive. Such acquisitions, investments and strategic alliances, however, are inherently risky, and we cannot guarantee that such investments or strategic alliances will be successful.
A significant percentage of our banking relationships are concentrated in a few banks.
A substantial portion of the transactions that we conduct with and through banks are concentrated in a few banks, notably Wells Fargo, Bank of America and US Bank. Because of the current concentration of our major banking relationships, if we lose such a banking relationship, which could be the result of many factors including, but not limited to, changes in regulation or the requirements imposed by banks and other financial institutions with respect to anti-money laundering, our business, financial condition and results of operations could be adversely affected.
A significant portion of our paying agents are concentrated in a few large banks and financial institutions or large retail chains.
A substantial portion of our paying agents are concentrated in a few large banks and financial institutions and large retail chains. Because of the current concentration, if we lose an institution as a paying agent, which could be the result of many factors including, but not limited to, changes in regulation, our business, financial condition and results of operations could be adversely affected. Elektra, our largest paying agent by volume, accounted for approximately 25% of Intermex’s total remittance volume in fiscal year 2023. The loss of Elektra as one of our paying agents could have a material adverse impact on our business and results of operations.
Bank failures, sustained financial market illiquidity, or illiquidity at the clearing, cash management and custodial financial institutions with which we do business, could adversely affect our business, financial condition and results of operations.
We face certain risks in the event of a sustained deterioration of domestic or international financial market liquidity, as well as in the event of sustained deterioration in the liquidity, or failure, of the clearing, cash management and custodial financial institutions with which we do business. In particular:
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
•In the event of a bank failure, we could face risks to the recovery of our bank deposits used for the purpose of settling with our agents. A substantial portion of our cash and cash equivalents held at U.S. banks are not subject to federal deposit insurance protection against loss as they exceed the federal deposit insurance limit. Similarly, we hold cash and cash equivalents at foreign banks, which may not enjoy benefits such as the United States’ federal deposit insurance protection.
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

Index
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
Regulatory and Legal Risks
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

The money transfer business is subject to a variety of regulations aimed at preventing money laundering, human trafficking and terrorism. We are subject to U.S. federal anti-money laundering laws, including the BSA and the requirements of the U.S. Treasury Department’s OFAC, which prohibit us from transmitting money to specified countries or to or from prohibited individuals. Additionally,

Index
we are subject to anti-money laundering laws in the other countries and jurisdictions in which we operate and hold licenses including Europe, Mexico and Guatemala. We are also subject to financial services regulations, money transfer licensing regulations, consumer protection laws, currency control regulations, escheat laws, privacy and data protection laws and anti-bribery laws. Many of these laws are constantly evolving, unclear and inconsistent across various jurisdictions, making compliance challenging. Subsequent legislation, regulation, litigation, court rulings or other events could expose us to increased program costs, liability and reputational damage.
As a MSB, we are subject to reporting, recordkeeping and anti-money laundering provisions in the United States as well as many other jurisdictions. In the past few years there have been significant regulatory reviews and actions taken by U.S. and other regulators and law enforcement agencies against banks, MSBs and other financial institutions related to money laundering, and the trend appears to be greater scrutiny by regulators of potential money laundering activity through financial institutions. We are also subject to regulatory oversight and enforcement by FinCEN. Any determination that we or our agents have violated the anti-money-laundering laws could have an adverse effect on our business, financial condition and results of operations.
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
Any violation by us or our agents of the laws and regulations set forth above could lead to significant settlements, fines or penalties and could limit our ability to conduct business in some jurisdictions. Our systems, employees and processes may not be sufficient to detect and prevent violations of the laws and regulations set forth above by our agents, which could also lead to us being subject to significant settlements, fines or penalties. In addition to these fines and penalties, a failure by us or our agents to comply with applicable laws and regulations also could seriously damage our reputation, result in diminished revenue and profit and increase our operating costs and could result in, among other things, revocation of required licenses or registrations, loss of approved status, termination of contracts with banks or retail representatives, administrative enforcement actions and fines, class action lawsuits, cease and desist or consent orders and civil and criminal liability. The occurrence of one or more of these events could have a material and adverse effect on our business, financial condition and results of operations.
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

Index
Current and future data privacy and cybersecurity laws and regulations could adversely affect our business, financial condition, and results of operations.
We are subject to requirements relating to data privacy and cybersecurity under U.S. federal, state and foreign laws. For example, in the U.S. the FTC routinely investigates the privacy practices of companies and has commenced enforcement actions against many, resulting in multi-million dollar settlements and multi-year agreements governing the settling companies’ privacy practices. If we are unable to meet such requirements, we may be subject to significant fines or penalties. Furthermore, certain industry groups require us to adhere to privacy requirements in addition to federal, state, and foreign laws, and certain of our business relationships depend upon our compliance with these requirements.
As the number of jurisdictions enacting privacy and related laws increases and the scope of these laws and enforcement efforts expands, we will increasingly become subject to new and varying requirements. For example, the CCPA requires covered companies to provide California consumers with new disclosures and expands the rights afforded to consumers regarding their data. The costs of compliance with, and other burdens imposed by, the CCPA and similar laws may limit the use and adoption of our products and services and/or require us to incur substantial compliance costs, which could have an adverse impact on our business. In addition, the California Privacy Rights Act of 2020 (CPRA), effective January 1, 2023, expanded the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of an enforcement action. Other states have also enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, and Utah passed the Consumer Privacy Act, all of which became effective in 2023. Additionally, several states and localities have enacted measures related to the use of artificial intelligence and machine learning in products and services. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts. Failure to comply with existing or future data privacy and cybersecurity laws, regulations, and requirements, including by reason of inadvertent disclosure of personal information, could result in significant adverse consequences, including reputational harm, civil litigation, regulatory enforcement, costs of remediation, increased expenses for security systems and personnel, or harm to our consumers and harm to our agents.

In addition, in connection with regulatory requirements to assist in the prevention of money laundering and terrorist financing and pursuant to legal obligations and authorizations, we make information available to certain U.S. federal and state, as well as certain foreign, government agencies. Periodically, we receive data sharing requests by these agencies, particularly in connection with efforts to prevent terrorist financing, human traffic or reduce the risk of identity theft. During the same period, there has also been increased public attention to the corporate use and disclosure of personal information, accompanied by legislation and regulations intended to strengthen data protection, information security, and consumer privacy. These regulatory goals may conflict, and the law in these areas is not consistent or settled. While we believe that we are compliant with our regulatory responsibilities, the legal, political, and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings, or other events could expose us to increased program costs, liability, and reputational damage that could have a material and adverse effect on our business, financial condition and results of operations.
Litigation or investigations involving us or our agents could result in material settlements, fines or penalties.
We have been and from time to time are subject to allegations and complaints that individuals or entities have used our money remittance services for fraud-induced money transfers, as well as certain money laundering activities. In addition, we have been and from time to time are subject to requests for customer and transactional information related to civil and criminal investigations by law enforcement agencies that are concerned with the use of money sending services to facilitate improper activities. These matters could result in fines, penalties, judgments, settlements and investigatory and litigation expenses. We also are the subject from time to time of litigation related to other aspects of our business.
Regulatory and judicial proceedings and potential adverse developments in connection with ongoing litigation may adversely affect our business, financial condition and results of operations. There also may be adverse publicity associated with lawsuits and investigations that could decrease agent and consumer acceptance of our services. Additionally, our business has been in the past, and may be in the future, the subject of class action lawsuits, regulatory actions and investigations and other general litigation. The outcome of class action lawsuits, regulatory actions and investigations and other litigation is difficult to assess or quantify but may include substantial fines and expenses, as well as the revocation of required licenses or registrations or the loss of approved status, which could have a material and adverse effect on our business, financial condition and results of operations or consumers’ confidence in our business. Plaintiffs or regulatory agencies in these lawsuits, actions or investigations may seek recovery of very large or indeterminate amounts, and the magnitude of these actions may remain unknown for substantial periods of time. The cost to defend or settle future lawsuits or investigations may be significant. In addition, improper activities, lawsuits or investigations involving our agents may adversely impact our business, financial condition and results of operations or reputation even if we are not directly involved.
We could be adversely affected by violations of the FCPA or other similar anti-corruption laws.

Index
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
The use of third-party vendors and service providers is subject to regulatory review and scrutiny.

The CFPB and other regulators have issued regulatory guidance focusing on the need for entities to perform due diligence and ongoing monitoring of third-party vendor and service provider relationships. Moreover, if our regulators conclude that we have not met the standards for oversight of our third-party vendors, we could be subject to enforcement actions, civil monetary penalties, supervisory orders to cease and desist or other remedial actions, which could adversely impact our business, reputation, financial condition and results of operations.

Changes in tax laws in the countries we operate could adversely affect our results of operations.
Changes in tax legislation by U.S. federal, state and local governments as well as foreign jurisdictions could impact our effective tax rates. If statutory tax rates are increased, our results of operations and cash flows could be adversely affected.
Risks Relating to Our Intellectual Property
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

Index
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
We had approximately $189.5 million of indebtedness as of December 31, 2023, consisting of $75.5 million in outstanding borrowings under the term loan facility and $114.0 million in outstanding borrowings under our revolving credit facility. Our indebtedness, which bears interest at variable rates, could have important consequences to our business and operations, including, but not limited to:
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
Our Amended and Restated Credit Agreement contains covenants that may limit our ability to conduct business.
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
Risks Relating to Our Securities
Because we have no current plans to pay cash dividends on our common stock for the foreseeable future, stockholders may not receive any return on investment unless they sell our common stock for a price greater than that which was paid for it.
We have no current plans to pay any cash dividends for the foreseeable future. The declaration, amount, and payment of any future dividends on shares of common stock will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition, and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant. In addition, our ability to pay dividends is limited by our ability to comply with restrictions in our existing credit facilities and may be limited by covenants of any future indebtedness we or our subsidiaries incur. As a result, stockholders may not receive any return on an investment in our common stock unless they sell our common stock for a price greater than that which was paid for it.
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

Index
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.     CYBERSECURITY
The Company faces risks from cybersecurity incidents that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. Cybersecurity incidents may target and compromise our systems, as well as confidential consumer, employer, and agent information that we store and manage in connection with some of our services. Any cybersecurity incidents affecting our computer networks, databases, third-party services or facilities could lead to potential interruptions of our operations or our ability to manage and report our operating results. Cybersecurity incidents may also result in the inappropriate use or disclosure of personal information, which could adversely affect consumers’ confidence in our or our agents’ business and expose us to liabilities. As a result, we are required to expend significant capital and other resources to protect us against these security breaches or to alleviate problems caused by these breaches. Intermex has experienced, and may continue to experience, cybersecurity threats in the normal course of its business. To date, however, these events have not had a material adverse effect on the Company’s business, financial condition, results of operations, cash flows or reputation. See Item 1A. Risk Factors for additional information on how risks could materially affect the Company.

To mitigate cybersecurity risks, the Company has designed and implemented a Cybersecurity and Information Security Program ("Cybersecurity Program"), which is managed and executed by our Chief Information Security Officer ("CISO"). Our CISO has over 20 years of experience in information technology and cybersecurity primarily focused in the financial services industry. Our CISO is an experienced professional in technology, security, risk management, and compliance principles related to most United States and global financial services related regulations. Also, our CISO holds and maintains an active Certified Information Systems Security Professional certification as well as other relevant technical certifications. The Board of Directors of the Company (the "Board") generally oversees management’s processes for identifying and mitigating risks we are exposed to, including cybersecurity risks, to help align our risk exposure with our strategic objectives, and has delegated specific oversight of cybersecurity risk management to the Board’s Audit Committee. At least on a quarterly basis, or more frequently as may be warranted, the Board and the Audit Committee are apprised of cybersecurity incidents, if any, and initiatives related to any identified heightened risks. In addition, the CISO provides a comprehensive annual report on cybersecurity as well as quarterly updates to the Audit Committee, the Board and Internal Technology Steering Committee ("IT Steering Committee"), which is composed of members from our Executive Management team and key Information Technology ("IT") personnel.

The foundation of our Cybersecurity Program is based on recognized best practices and standards for cybersecurity and information technology that include the Center of Internet Security ("CIS") Controls Framework. The CIS Critical Security Controls Framework is a prioritized set of safeguards to mitigate the most prevalent cyber-attacks against systems and networks. They are mapped to and referenced by multiple legal, regulatory, and policy frameworks. This framework is employed to guide cybersecurity investments similar to third party audits and risk assessments. Our Cybersecurity Program employs a practical risk-based approach with a focus on addressing risk factors with the highest possible impact, high levels of likelihood, and least amount of existing compensating controls. Key risk factors, along with action plans and a status of identified matters are communicated to Executive Management, the Audit Committee and the Board as part of the CISO's quarterly updates. We have created and continually update, as required, a detailed cybersecurity incident response plan, which outlines the steps to be followed from incident detection to eradication, recovery and notification and which we implement in the event of a cybersecurity incident.

The Company engages a third party to perform an annual cybersecurity audit, which attests compliance with our Cybersecurity Program and industry best practices. The results of the third-party audit and internal vulnerability reviews are used by the CISO to guide investments in cybersecurity capabilities, solutions, and services to reduce the Company's exposure to cybersecurity risks. To aid managing, prioritizing and remediating any identified cybersecurity, software engineering, and IT infrastructure risks, the Company has implemented a risk register. The risk register is maintained by the IT Department and the status of remediation efforts is communicated to management during the quarterly meetings of the IT Steering Committee. Any significant, control failure, weakness or cybersecurity incident is reported by the CISO to the Company's incident response team and prioritized for remediation in accordance with our cybersecurity incident response plan.

In addition to the third-party audit, we perform ongoing vulnerability reviews and conduct annual penetration testing of both external and internal systems. These tests are conducted by qualified external consultants and all findings are reported to the CISO and any deficiency is tracked until it has been fully remediated. A risk assessment is conducted regularly against NIST and CIS frameworks to determine gaps in controls that exposes the Company to a risk level that requires mitigation efforts. The Company requires in depth security monitoring continuous and real-time, detection of, and responses to cybersecurity threats and has partnered with industry leading managed service providers to accomplish this objective. Our cybersecurity partners maintain continuous security operations centers, threat intelligence, response capabilities, and incident response services. These services are tested for effectiveness annually as part of the internal penetration testing process. As mentioned above, the Company has implemented an incident response plan and incident response team that meets at least annually to assess breach scenarios and improve our response capabilities. All findings from testing, vulnerability analysis, breach scenarios, and event detection are reported quarterly by the CISO to the IT Steering Committee and Audit Committee.

ITEM 2.    PROPERTIES
Our leased corporate offices are located in Miami, Florida. We lease four other facilities in the United States, located in Miami, Florida and New York, New York and two facilities internationally, located in Madrid, Spain and Milan, Italy. In addition, as of December 31, 2023, we lease 107 Company-operated stores throughout the United States, one Company-operated store in Canada and 12 Company-operated stores throughout Spain, Italy and Germany. Substantially all our facilities are leased. Our main international customer service centers are located in Guatemala City, Guatemala, Aguascalientes, Mexico, and Puebla, Mexico where our employees answer operational questions from agents and customers. Our facilities are used for operational, sales and administrative purposes in support of our business, and are all currently being utilized as intended.

We believe that our properties are sufficient to meet our current and projected business needs. We periodically review our facility requirements and may acquire new facilities, or modify, update, consolidate, dispose of or sublet existing facilities, based on evolving business needs. In December 2022, we entered into a lease agreement, which expires in 2033, for our new headquarters to accommodate our growing workforce. We completed the move to the new headquarters in February 2024.

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

As of February 23, 2024, there were 61 holders of record of our common stock.

We have not declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our common stock. In addition, the terms of our credit facility include restrictions on our ability to pay dividends to our common stockholders. Any payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon, among other factors, the Company’s earnings, financial condition, current and anticipated capital and liquidity requirements, plans for expansion, level of indebtedness and contractual restrictions. The payment of future cash dividends, if any, would be made only from assets legally available.

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

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend-reinvested basis, for (1) the Company’s common stock, (2) the NASDAQ US Benchmark TR Index and (3) our Peer Group, for the period from December 31, 2018 through December 31, 2023. The graph assumes the value of the investment in our common stock and each index was $100 on December 31, 2018 and that all dividends were reinvested. The graph plots the value of the initial $100 investment at quarterly intervals for the fiscal years shown. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. Historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG INTERNATIONAL MONEY EXPRESS, INC.,
NASDAQ INDEX AND PEER GROUP INDEX

NOTE: Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

NOTE: Corporate Performance Graph with peer group uses peer group only performance (excludes only Intermex).

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

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities of the Issuer

The Company’s share Repurchase Program (as defined below) provides for the repurchase, from time to time, of shares of Company common stock in open market transactions or in privately negotiated transactions in accordance with applicable securities laws. The timing and the amount of any repurchases is determined based on market conditions, legal requirements, cash flow and liquidity needs and other factors.

The following table provides information about repurchases of our common stock during the quarter ended December 31, 2023:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
October 1 through October 31	193,400	$16.60	193,341	$77,464,691
November 1 through November 30	172,720	$19.82	169,907	$74,097,603
December 1 through December 31	1,058,277	$20.38	159,636	$70,681,122
Total	1,424,397		522,884

(a)Includes (i) 59, (ii) 2,813 and (iii) 128,238 shares withheld for income tax purposes in October 2023, November 2023 and December 2023, respectively, in connection with shares issued under compensation and benefit programs. In addition, on December 4, 2023 the Company repurchased 100,000 shares at a price of $20.57 per share in a privately negotiated transaction outside of the Repurchase Program. In addition, on December 12, 2023, the Company repurchased 670,403 shares at a price of $19.78 per share in a privately negotiated transaction outside of the Repurchase Program.
(b)On August 18, 2021, the Company’s Board of Directors approved a stock repurchase program that authorizes the Company to purchase up to $40.0 million of outstanding shares of the Company’s common stock and which authorization was increased on March 3, 2023 to an additional $100 million of the Company's outstanding shares (the “Repurchase Program”). The Repurchase Program does not have an expiration date.

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

Overview
We are a leading omnichannel money remittance services company focused primarily on the United States of America (“United States” or “U.S.”) to Latin America and the Caribbean (“LAC”) corridor, which includes Mexico, Central and South America and the Caribbean. In recent years, we expanded our services to allow remittances to Africa and Asia from the United States and also began offering sending services from Canada to Latin America and Africa. Also, through the acquisition of LAN Holdings we now provide remittance services from Spain, Italy and Germany to Africa, Asia and Latin America. We utilize our proprietary technology to deliver convenient, reliable and value-added services to consumers through a broad network of sending and paying agents. Our remittance services, which include a comprehensive suite of ancillary financial processing solutions and payment services, are available in all 50 states in the U.S., Washington D.C., Puerto Rico and 13 provinces in Canada, as well as in certain locations in Spain, Italy and Germany, where consumers can send money to beneficiaries in more than 60 countries in LAC, Africa and Asia. Our services are accessible in person through over 100,000 independent sending and paying agents and 122 Company-operated stores, as well as online and via Internet-enabled mobile devices. Additionally, our product and service portfolio include online payment options, pre-paid debit cards and direct deposit payroll cards, which may present different cost, demand, regulatory and risk profiles relative to our core money remittance business.

Money remittance services to LAC countries, mainly Mexico, Guatemala, El Salvador, Honduras and the Dominican Republic, are the primary source of our revenue. These services involve the movement of funds on behalf of an originating consumer for receipt by a designated beneficiary at a designated receiving location. Our remittances to LAC countries are primarily generated in the United States by consumers with roots in Latin American and Caribbean countries, many of whom do not have an existing relationship with a traditional full-service financial institution capable of providing the services we offer. We provide these consumers with flexibility and convenience to help them meet their financial needs. We believe many consumers who use our services may have access to traditional banking services, but prefer to use our services based on reliability, convenience and value. We generate money remittance revenue from fees paid by consumers (i.e., the senders of funds), which we share with our sending agents in the originating country and our paying agents in the destination country. Remittances paid in local currencies that are not pegged to the U.S. dollar, Canadian dollar or Euro can also generate revenue if we are successful in our daily management of currency exchange spreads.
Our money remittance services enable consumers to send funds through our broad network of locations in the United States, Canada, Spain, Italy and Germany, which are primarily operated by third-party businesses, as well as by Company-operated stores located in those jurisdictions. Transactions are processed and payment is collected by our agent (“sending agent(s)”) and those funds become available for pickup by the beneficiary at the designated destination, usually within minutes, at any Intermex payer location (“paying agent(s)”). We refer to our sending agents and our paying agents collectively as agents. In addition, our services are offered digitally through Intermexonline.com, online.i-transfer.es and via Internet-enabled mobile devices. For the year ended December 31, 2023, we grew our agent network by approximately 16.4% primarily due to the agents added as a result of the acquisition of LAN Holdings, partially offset by the termination of low volume and unproductive sending agents. For the year ended December 31, 2023, principal amount sent increased by approximately 17.2% to $24.5 billion as compared to fiscal year 2022 primarily as a result of an increase in volume in our existing sending agents. In 2023, we processed approximately 58.7 million remittances, representing over 22.8% growth in transactions as compared to fiscal year 2022.

Acquisition of La Nacional and LAN Holdings
Effective November 1, 2022, the Company completed the acquisition of La Nacional and effective April 5, 2023, we completed the acquisition of LAN Holdings. See Note 3 in Item 8 Financial Statements and supplementary data for additional information regarding the acquisitions of La Nacional and LAN Holdings. The acquisitions of La Nacional and LAN Holdings strengthen the Company’s presence in the Dominican Republic, Europe and other key markets in Latin America, Africa and Asia.

Index

The “Results of Operations” section below includes the impact of (i) La Nacional for the period of November 1, 2022 through December 31, 2022 and the whole fiscal year ended December 31, 2023 and (ii) LAN Holdings for the period of April 6, 2023 through December 31, 2023. See Part II, Item 8, Financial Statements and Supplementary Data, Note 3, “Acquisitions” for additional financial information regarding La Nacional and LAN Holdings.

La Nacional Restructuring Plan

During the third quarter of 2023, the Company implemented a Restructuring Plan (the "Plan") for La Nacional. The objectives were to reorganize the workforce, streamline operational processes, as well as develop efficiencies within the Company. The Plan contemplated a reduction of La Nacional's workforce due to closing of operations, and surrendering of money transmitter licenses in certain states, termination of selected sending agents, centralization of functions at the consolidated Company level and closing of certain facilities.

For the year ended December 31, 2023, the Company incurred $1.2 million in expenses related to the Plan. These expenses include approximately $0.9 million in severance payments and related benefits included in salaries and benefits in the consolidated statement of income and comprehensive income, $0.3 million in computer equipment write-offs, $38 thousand for the early termination of a lease agreement and $31 thousand in legal fees related to the surrender of money transmitter licenses within states where La Nacional will no longer operate, which are included in other selling, general and administrative expenses in the consolidated statement of income and comprehensive income.

The Company has paid out the above charges during 2023 and does not have a liability recorded as of December 31, 2023. The Company anticipates that the total costs associated with the Plan through March 31, 2024 will approximate $1.5 million.

As a result of the Plan, the Company expects to reduce compensation expense and certain facilities related charges in an amount of approximately $1.5 million a year. The anticipated effect of this reduction in expenses will be primarily realized during 2024. In addition, the Company does not expect that the Plan will result in any material reduction of revenues or increase of its operating expenses.

Key Factors and Trends Affecting our Business
Various trends and other factors have affected and may continue to affect our business, financial condition and operating results, including, but not limited to:

•loss of, or reduction in business with, key sending agents;
•our ability to effectively compete in the markets in which we operate;
•economic factors such as inflation, the level of economic activity, recession risks and labor market conditions, as well as rising interest rates;
•international political factors, political instability, tariffs, border taxes or restrictions on remittances or transfers from the outbound countries in which we operate or plan to operate;
•volatility in foreign exchange rates that could affect the volume of consumer remittance activity and/or affect our foreign exchange related gains and losses;
•public health conditions, responses thereto and the economic and market effects thereof;
•consumer confidence in our brands and in consumer money transfers generally;
•expansion into new geographic markets or product markets;
•the Company’s ability to successfully execute, manage, integrate and obtain the anticipated financial benefits of key acquisitions and mergers;
•the ability of our risk management and compliance policies, procedures and systems to mitigate risk related to transaction monitoring;
•consumer fraud and other risks relating to the authenticity of customers’ orders or the improper or illegal use of our services by consumers;
•cybersecurity-attacks or disruptions to our information technology, computer network systems, data centers and mobile device apps;
•new technology or competitors that disrupt the current money transfer and payment ecosystem, including the introduction of new digital platforms;
•our success in developing and introducing new products, services and infrastructure;

Index
•our ability to maintain favorable banking and paying agent relationships necessary to conduct our business;
•bank failures, sustained financial illiquidity, or illiquidity at the clearing, cash management or custodial financial institutions with which we do business;
•changes to banking industry regulation and practice;
•credit risks from our agents and the financial institutions with which we do business;
•our ability to recruit and retain key personnel;
•our ability to maintain compliance with applicable laws and regulatory requirements including those intended to prevent use of our money remittance services for criminal activity, those related to data and cyber-security protection, and those related to new business initiatives;
•enforcement actions and private litigation under regulations applicable to the money remittance services;
•changes in immigration laws and their enforcement;
•changes in tax laws in the countries we operate;
•our ability to protect our brands and intellectual property rights;
•our ability to satisfy our debt obligations and remain in compliance with our credit facility requirements;
•the use of third-party vendors and service providers; and

•weakness in U.S. or international economic conditions.
Political, social and economic conditions in key Latin American markets continue to exhibit instability, as evidenced by higher interest rates, high unemployment rates, restricted lending activity, higher inflation, volatility in foreign currencies and low consumer confidence, among other economic and market factors. Our business has generally been resilient during times of economic instability as money remittances are essential to many recipients, with the funds used by the receiving parties for their daily needs; however, long-term sustained appreciation of the Mexican peso or Guatemalan quetzal as compared to the U.S. dollar could negatively affect our revenues and profitability.

Trends in the cross-border money remittance business tend to correlate to immigration trends, global economic opportunity and related employment levels in certain industries such as construction, information technology, manufacturing, agriculture and hospitality, as well as other service industries. The three largest remittance corridors we serve are United States to Mexico, United States to Guatemala and Unites States to the Dominican Republic. According to the latest information available from the World Bank Remittance Matrix, the United States to Mexico remittance corridor was one of the largest in the world in 2023. Furthermore, remittances volume to low and middle income countries grew approximately 3.8% during 2023 according to the latest Migrations and Development Brief report from the World Bank.

Money remittance businesses have continued to be subject to strict legal and regulatory requirements, and we continue to focus on and regularly review our compliance programs. In connection with these reviews, and in light of regulatory complexity and heightened attention of governmental and regulatory authorities related to cybersecurity and compliance activities, we have made, and continue to make, enhancements to our processes and systems designed to detect and prevent cyber-attacks, consumer fraud, money laundering, terrorist financing, human trafficking and other illicit activities, along with enhancements to improve consumer protection, including the Dodd-Frank Act and similar regulations outside the United States. In coming periods, we expect these and future regulatory requirements will continue to result in changes to certain of our business and administrative practices and may result in increased costs.
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

Revenues
Transaction volume is the primary generator of revenue in our business. Revenue on transactions is derived primarily from transaction fees paid by consumers to transfer money. Revenues per transaction vary based upon send and receive locations and the amount sent. In certain transactions involving different send and receive currencies, we generate foreign exchange gains based on the difference between the set exchange rate charged by us to the sender and the rate available to us in the wholesale foreign exchange market. Also, we generate revenues from technology services provided to the independent network of agents that utilize the Company’s technology in processing transactions paid by credit or debit card, check cashing services and maintenance fees, for which revenue is derived by a fee per transaction

Operating Expenses
Service Charges from Agents and Banks

Service charges primarily consist of sending and paying agent commissions and bank fees. Service charges vary based on agent commission percentages and the amount of fees charged by the banks. Sending agents earn a commission on each transaction they process of approximately 50% of the transaction fee. Service charges may increase if banks or payer organizations increase their fee structure or sending agents use higher fee methods to remit funds to us. Service charges also vary based on the method the consumer selects to send the transfer and the payer organization that facilitates the transaction.

Salaries and Benefits

Salaries and benefits include cash and share-based compensation associated with our corporate employees and sales team as well as employees at our Company-operated stores. Corporate employees include management, customer service, compliance, information technology, operations, finance, legal and human resources. Our sales team, located throughout the United States, Canada, Spain and Italy, is focused on supporting and growing our sending agent network. Share-based compensation is primarily recognized as an expense on a straight-line basis over the requisite service period; unrecognized compensation expense related to stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) of approximately $11.9 million is expected to be recognized over a weighted-average period of 1.8 years.

Other Selling, General and Administrative

General and administrative expenses primarily consist of fixed overhead expenses associated with our operations, such as information technology, telecommunications, rent, insurance, professional services, non-income or indirect taxes, facilities maintenance, provision for credit losses and other similar types of operating expenses. A portion of these expenses relate to our Company-operated stores; however, the majority relate to the overall business and compliance requirements of a regulated publicly traded financial services company. Selling expenses include expenses such as advertising and promotion, shipping, supplies and other expenses associated with serving and increasing our network of sending agents.

Transaction Costs

We incurred transaction costs primarily associated with the acquisitions of La Nacional and LAN Holdings. These costs included all internal and external costs directly related to the transaction, consisting primarily of legal, consulting, accounting and advisory fees and certain incentive bonuses. Due to their significance, they are presented separately in our consolidated statements of income and comprehensive income. For additional information on these acquisitions, see Note 3 to the consolidated financial statements.

Depreciation and Amortization

Index

Depreciation and amortization largely consists of depreciation of computer equipment and amortization of software that supports our technology platform. In addition, it includes amortization of intangible assets primarily related to our agent relationships, trade names and developed technology.

Non-Operating Expenses
Interest Expense
Interest expense consists primarily of interest associated with our debt, which consists of a term loan facility and a revolving credit facility. The effective interest rates for the year ended December 31, 2023 for the term loan facility and revolving credit facility, which related to the Company’s A&R Credit Agreement (as defined herein), were 8.33% and 1.92%, respectively.

Income tax provision
Our income tax provision includes the expected benefit of all deferred tax assets, including our net operating loss carryforwards. With few exceptions, our net operating loss carryforwards will expire from 2029 through 2043. After consideration of all evidence, both positive and negative, management has determined that no valuation allowance is required at December 31, 2023 on the Company’s U.S. federal or state deferred tax assets; however, a valuation allowance has been recorded as of December 31, 2023 on deferred tax assets associated with foreign net operating loss carryforwards. Our income tax provision reflects the effects of state taxes, non-deductible expenses, share-based compensation expense, and foreign tax rates applicable to the Company’s foreign subsidiaries that are higher or lower than the U.S. statutory rate.

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

Segments
Our business is organized around one reportable segment that provides money transmittal services primarily between the United States and Canada to Mexico, Guatemala and other countries in Latin America, Africa and Asia through a network of authorized agents located in various unaffiliated retail establishments and 122 Company-operated stores throughout the United States, Canada, Spain, Italy and Germany. This is based on the objectives of the business and how our chief operating decision maker, the CEO and President, monitors operating performance and allocates resources.

Results of Operations
A discussion of changes in our results of operations and cash flows from fiscal year 2022 to fiscal year 2021 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 15, 2023, which is available free of charge on the SEC’s website at www.sec.gov and at www.intermexonline.com, by clicking “Investors” located at the bottom of the page. The content of any website referred to in this document is not incorporated by reference into this document.

The following table summarizes key components of our results of operations for the periods indicated:

Index

	Year Ended December 31,
(in thousands, except for share data)	2023	2022	2021
Revenues:
Wire transfer and money order fees, net	$561,540	$469,162	$393,241
Foreign exchange gain, net	87,908	72,920	62,832
Other income	9,287	4,723	3,133
Total revenues	658,735	546,805	459,206

Operating expenses:
Service charges from agents and banks	430,865	364,804	307,458
Salaries and benefits	71,090	52,224	43,065
Other selling, general and administrative expenses	47,979	34,394	30,334
Transaction costs	445	3,005	1,006
Depreciation and amortization	12,866	9,470	9,491
Total operating expenses	563,245	463,897	391,354

Operating income	95,490	82,908	67,852

Interest expense	10,426	5,629	4,537

Income before income taxes	85,064	77,279	63,315

Income tax provision	25,549	19,948	16,472

Net income	$59,515	$57,331	$46,843

Earnings per common share:
Basic	$1.67	$1.52	$1.22
Diluted	$1.63	$1.48	$1.20

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
Revenues
Revenues for the above periods are presented below:

	Year Ended December 31,
($ in thousands)	2023	% of Revenues	2022	% of Revenues
Revenues:
Wire transfer and money order fees, net	$561,540	86%	$469,162	86%
Foreign exchange gain, net	87,908	13%	72,920	13%
Other income	9,287	1%	4,723	1%
Total revenues	$658,735	100%	$546,805	100%
Wire transfer and money order fees, net of $561.5 million, for the year ended December 31, 2023 increased by $92.3 million, or 19.7%, from $469.2 million for the year ended December 31, 2022. This increase was primarily due to a 22.8% increase in transaction volume compared to the year ended December 31, 2022, largely due to the continued growth in our agent network that expanded as a result of the La Nacional and LAN Holdings acquisitions, which network increased on a net basis by 16.4% when compared to December 31,

Index
2022. These increases were partially offset by a lower average price per transaction on money transfers processed by La Nacional and LAN Holdings that is consistent with the conditions of the markets in which they operate.

Revenues from foreign exchange gain, net of $87.9 million for the year ended December 31, 2023, increased by $15.0 million, or 20.6%, from $72.9 million for the year ended December 31, 2022. This increase was primarily due to higher transaction volume achieved by growth in our agent network.

Other income of $9.3 million for the year ended December 31, 2023 increased by $4.6 million or 97.9% from $4.7 million for the year ended December 31, 2022, primarily due to the impact of the revenue generated from other ancillary services provided by La Nacional and LAN Holdings to a particular segment of their consumers and commercial customers, an increase in fees related to higher volume of transfers deemed abandoned property, fees related to advances to sending agents and an increase in income related to money transfer transactions paid with debit or credit cards.

Operating Expenses
Operating expenses for the above periods are presented below:

	Year Ended December 31,
($ in thousands)	2023	% of Revenues	2022	% of Revenues
Operating expenses:
Service charges from agents and banks	$430,865	65%	$364,804	67%
Salaries and benefits	71,090	11%	52,224	10%
Other selling, general and administrative expenses	47,979	7%	34,394	6%
Transaction costs	445	NM	3,005	1%
Depreciation and amortization	12,866	2%	9,470	2%
Total operating expenses	$563,245	86%	$463,897	85%

NM - Amounts rounds to less than 1%.

Service charges from agents and banks— Service charges from agents and banks were $430.9 million for the year ended December 31, 2023 compared to $364.8 million for the year ended December 31, 2022. The increase of $66.1 million, or 18.1%, was primarily due to the increase in transaction volume described above. For the year ended December 31, 2023, service charges from agents and banks represented 65% of total revenues compared to 67% for the year ended December 31, 2022. The decrease is primarily due to a lower average cost per transaction processed by our agents.

Salaries and benefits— Salaries and benefits were $71.1 million for the year ended December 31, 2023, an increase of $18.9 million, or 36.2%, from $52.2 million for the year ended December 31, 2022. The increase is primarily due to $16.1 million spent in talent acquisition and retention, as well as increased wages, health benefits and related payroll taxes, including the additional compensation related to La Nacional and LAN Holdings employees, which represents approximately 23.9% of salaries and benefits. In addition, share-based compensation increased by $1.0 million as a result of new grants awarded to employees. The increase also includes $0.9 million in severance payments and related benefits as a result of the execution of the restructuring of La Nacional under the Plan. Salaries and benefits for the year ended December 31, 2023 represent 11% of total Revenues compared to 10% for the year ended December 31, 2022, which increase is attributable to our expanded workforce as a result of the La Nacional and LAN Holdings acquisitions as they carry out independently the execution of certain operational functions.

Other selling, general and administrative expenses— Other selling, general and administrative expenses of $48.0 million for the year ended December 31, 2023 increased by $13.6 million, or 39.5%, from $34.4 million for the year ended December 31, 2022.

The increase was primarily the result of:

•$6.3 million - higher facilities and rent expenses for scheduled maintenance and contracted lease rate increases to support our business growth and expenses related to the company-operated stores and other facilities added as a result of the La Nacional and LAN Holdings acquisitions;
•$2.8 million - higher IT related expenses incurred to sustain our business expansion and to improve our technology environment;
•$2.4 million - increase in provision for credit losses due to higher net write-offs of accounts receivable during the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily as a result of sending agents that were not able to pay in accordance with the original terms and are, accordingly, subject to our normal collection procedures;

Index
•$1.0 million - higher loss on disposal of assets primarily due to replacement of equipment used by our agent network and write-off of equipment assigned to sending agents closed during the year ended December 31, 2023, as well as $0.3 million in computer equipment write offs related to the restructuring of La Nacional under the Plan;
•$0.6 million - higher professional and legal fees to support our expanded operations in the United States and Europe;
•$0.5 million - higher property and other indirect taxes due to the acquisition of LAN Holdings;
•$0.3 million - higher state license & bond insurance due to the acquisition of La Nacional; and
•$0.8 million - refund of state business and occupancy tax from the state of Washington in 2022 that did not recur in 2023.

These increases were partially offset by:

•$0.7 million - in lower advertising and promotion expenses, primarily as a result of lower investment in advertising during 2023 and higher co-branding investment by some of our paying agents during 2022; and
•$1.6 million - related to a provision recorded on deposits frozen at certain closed financial institutions in Mexico in 2022 that did not recur in 2023.

Transaction Costs— Transaction Costs of $0.4 million and $3.0 million for the years ended December 31, 2023 and 2022, respectively, relate primarily to financial advisory fees as well as other professional fees and legal fees incurred in connection with business acquisition transactions. Transaction costs for the year ended December 31, 2023 primarily related to the LAN Holdings acquisition, while transaction costs for the year ended December 31, 2022 related to costs incurred in connection with both the La Nacional and LAN Holdings acquisitions.

Depreciation and amortization— Depreciation and amortization of $12.9 million for the year ended December 31, 2023 increased by $3.4 million from $9.5 million, or 35.8%, for the year ended December 31, 2022. The increase is the result of a $1.7 million increase in depreciation associated with additional software internally developed and computer equipment to support our growing business and sending agent network, as well as approximately $1.2 million of depreciation for assets assumed in the La Nacional and LAN Holdings acquisitions and approximately $1.9 million for amortization of intangibles resulting from the La Nacional and LAN Holdings acquisitions. These increases were partially offset by a decrease of approximately $1.0 million in amortization related to our Intermex trade name, developed technology and agent relationships during the year ended December 31, 2023, as these intangibles are being amortized on an accelerated basis, which declines over time.

Non-Operating Expenses
Interest expense— Interest expense was $10.4 million for the year ended December 31, 2023, an increase of $4.8 million, or 85.7%, from $5.6 million for the year ended December 31, 2022. The increase was primarily due to higher market interest rates paid under our A&R Credit Agreement, as well as higher and more frequent draws under our revolving credit facility during the year ended December 31, 2023.

Income tax provision— Income tax provision was $25.5 million for the year ended December 31, 2023, an increase of $5.6 million, or 28.1%, from an income tax provision of $19.9 million for the year ended December 31, 2022. The increase in income tax provision was mainly attributable to an increase in our effective state tax rate primarily as a result of revenue from La Nacional earned during the year ended December 31, 2023, which is sourced to states with relatively higher tax rates and from increases in non-deductible officer expenses. In addition, the income tax provision for the year ended December 31, 2022 was favorably affected by a tax windfall from deductible stock-compensation as a result of stock option exercises during the year.

Net Income
We reported net income of $59.5 million for the year ended December 31, 2023 compared to net income of $57.3 million for the year ended December 31, 2022, which resulted in an increase of $2.2 million due to the same factors discussed above.

Earnings Per Share
Earnings per Share - Basic for the year ended December 31, 2023 was $1.67, representing an increase of $0.15, or 9.9%, compared to $1.52 for the year ended December 31, 2022.

Earnings per Share - Diluted for the year ended December 31, 2023 was $1.63, representing an increase of $0.15, or 10.1%, compared to $1.48 for the year ended December 31, 2022.

The increase in both basic and diluted EPS largely reflect the increased net income discussed above and the effect of a reduced share count as a result of the stock repurchases.

Index
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

Adjusted Net Income and Adjusted Earnings per Share
Adjusted Net Income is defined as net income adjusted to add back certain charges and expenses, such as non-cash amortization of intangible assets resulting from business acquisition transactions, non-cash compensation costs and other items set forth in the table below, as these charges and expenses are not considered a part of our core business operations and are not an indicator of ongoing, future company performance.

Adjusted Earnings per Share - Basic and Diluted is calculated by dividing Adjusted Net Income by GAAP weighted-average common shares outstanding (basic and diluted).

Adjusted Net Income for the year ended December 31, 2023 was $71.0 million, representing an increase of $1.1 million, or 1.6%, from Adjusted Net Income of $69.9 million for the year ended December 31, 2022. The increase in Adjusted Net Income was primarily due to the increase in net income discussed above partially offset by the lower net effect of the adjusting items detailed in the table below.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted Net Income:

Index

	Year Ended December 31,
(in thousands, except for share data)	2023	2022

Net Income	$59,515	$57,331

Adjusted for:
Share-based compensation (a)	8,111	7,118
Restructuring costs (b)	1,214	—
Transaction costs (c)	445	3,005
Loss on bank closure (d)	—	1,583
Other charges and expenses (e)	1,850	1,141
Amortization of intangibles (f)	4,740	4,102
Income tax benefit related to adjustments (g)	(4,914)	(4,376)
Adjusted Net Income	$70,961	$69,904

Adjusted Earnings per share
Basic	$1.99	$1.85
Diluted	$1.95	$1.81

Weighted-average common shares outstanding
Basic	35,604,582	37,733,047
Diluted	36,429,714	38,625,390

(a)Represents shared-based compensation relating to equity awards granted primarily to employees and independent directors of the Company.
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
Adjusted Earnings per Share - Basic (previously defined and used as described above) for the year ended December 31, 2023 was $1.99, representing an increase of $0.14, or 7.6%, compared to $1.85 for the year ended December 31, 2022. The increase in Adjusted Earnings per Share - Basic was primarily due to higher net income for the year combined with the effect of a lower weighted average common shares total for the year due to stock repurchases, partially offset by the lower net effect of the adjusting items detailed in the table above.

Adjusted Earnings per Share - Diluted (previously defined and used as described above) for the year ended December 31, 2023 was $1.95, representing an increase of $0.14, or 7.7%, compared to $1.81 for the year ended December 31, 2022. The increase in Adjusted Earnings per Share - Diluted was primarily due to higher net income for the year combined with the effect of a lower weighted average

Index
common shares total for the year due to stock repurchases, partially offset by the lower net effect of the adjusting items detailed in the table above.

The following table presents the reconciliation of GAAP Earnings per Share, our closest GAAP measure, to Adjusted Earnings per Share:

	Year Ended December 31,
	2023		2022
	Basic	Diluted	Basic	Diluted
GAAP Earnings per Share	$1.67	$1.63	$1.52	$1.48
Adjusted for:
Share-based compensation	$0.23	$0.22	$0.19	$0.18
Restructuring costs	$0.03	$0.03	$—	$—
Transaction costs	$0.01	$0.01	$0.08	$0.08
Loss on bank closure	$—	$—	$0.04	$0.04
Other charges and expenses	$0.05	$0.05	$0.03	$0.03
Amortization of intangibles	$0.13	$0.13	$0.11	$0.11
Income tax benefit related to adjustments	$(0.14)	$(0.13)	$(0.12)	$(0.11)
Adjusted Earnings per Share	$1.99	$1.95	$1.85	$1.81

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
Adjusted EBITDA for the year ended December 31, 2023 was $120.0 million, representing an increase of $14.8 million, or 14.1%, from $105.2 million for the year ended December 31, 2022. The increase in Adjusted EBITDA was primarily due to the higher net effect of the adjusting items detailed in the table below combined with the increase in net income discussed above.
The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted EBITDA:

Index

	Year Ended December 31,
(in thousands)	2023	2022

Net Income	$59,515	$57,331

Adjusted for:
Interest expense	10,426	5,629
Income tax provision	25,549	19,948
Depreciation and amortization	12,866	9,470
EBITDA	108,356	92,378
Share-based compensation (a)	8,111	7,118
Restructuring costs (b)	1,214	—
Transaction costs (c)	445	3,005
Loss on bank closure (d)	—	1,583
Other charges and expenses (e)	1,850	1,141
Adjusted EBITDA	$119,976	$105,225
(a)Represents shared-based compensation relating to equity awards granted primarily to employees and independent directors of the Company.
(b)Represents primarily severance, write-off of fixed assets and professional fees related to the restructuring of La Nacional.
(c)Represents primarily financial advisory, professional and legal fees related to business acquisition transactions.
(d)Represents losses related to the closure of a financial institution in Mexico during 2021.
(e)Represents primarily loss on disposal of fixed assets.

Liquidity and Capital Resources
We consider liquidity in terms of cash and cash equivalents position, cash flows from operations and their sufficiency to fund business operations, including working capital needs, debt service, acquisitions, capital expenditures, contractual obligations and other commitments. In particular, to meet our payment service obligations at all times, we must have sufficient highly liquid assets and be able to move funds on a timely basis.

Our principal sources of liquidity are our cash generated by operating activities supplemented with borrowings under our revolving credit facility. Our primary cash needs are for day-to-day operations, to pay interest and principal on our indebtedness, to fund working capital requirements and to make capital expenditures.

We have funded and still expect to continue funding our liquidity requirements through internally generated funds, supplemented in the ordinary course, with borrowings under our revolving credit facility. We maintain a strong cash and cash equivalents balance position and have access to committed funding sources, which we have used only on an ordinary course basis during the year ended December 31, 2023. Therefore, we believe that our current cash and cash equivalents position, as well as projected cash flows generated from operations, together with borrowings under our revolving credit facility are sufficient to fund the principal and interest payments on our debt, lease expenses, our working capital needs, our business acquisitions and our expected capital expenditures in the long-term.

Credit Agreement

We maintain an Amended and Restated Credit Agreement (as amended, the “A&R Credit Agreement”) with a group of banking institutions. The A&R Credit Agreement provides for a $220.0 million revolving credit facility, an $87.5 million term loan facility and an uncommitted incremental facility, which may be utilized for additional revolving or term loans, of up to $70.0 million. The A&R Credit Agreement also provides for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The proceeds of the term loan were used to refinance the existing term loan under the Company’s previous credit agreement, and the revolving credit facility is available for general corporate purposes to support the Company's growth and to fund working capital needs. The maturity date of the A&R Credit Agreement is June 24, 2026.

As of December 31, 2023, we had $75.5 million of borrowings under the term loan facility excluding debt origination costs of $1.2 million. As of December 31, 2023 there were $114.0 million of outstanding amounts drawn on the revolving credit facility. There were $176.0 million of additional borrowings available under these facilities as of December 31, 2023.

Index
At the election of the Company, interest on the term loan facility and revolving loans under the A&R Credit Agreement may be determined by reference to the secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”) plus an index adjustment of 0.10% and an applicable margin ranging between 2.50% and 3.00% based upon the Company’s consolidated leverage ratio, as calculated pursuant to the terms of the A&R Credit Agreement. Loans (other than Term Loans, as defined in the A&R Credit Agreement), may also bear interest at the base rate plus an applicable margin ranging between 1.50% and 2.00% based upon the Company’s consolidated leverage ratio, as so calculated. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum.

The effective interest rates for the year ended December 31, 2023 for the term loan facility and revolving credit facility were 8.33% and 1.92%, respectively. Interest is payable (x)(i) generally on the last day of each interest period selected for SOFR loans, but in any event, not less frequently than every three months, and (ii) on the last business day of each quarter for base rate loans and (y) at final maturity.

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

The A&R Credit Agreement contains financial covenants that require the Company to maintain a quarterly minimum fixed charge coverage ratio of 1.25:1.00 and a quarterly maximum consolidated leverage ratio of 3.25:1.00. As of December 31, 2023, we were in compliance with the covenants of the A&R Credit Agreement. The A&R Credit Agreement generally restricts the ability of the Company to make certain restricted payments, including the repurchase of shares of its common stock, provided that the Company may make restricted payments, among others, (i) without limitation so long as the Consolidated Leverage Ratio (as defined in the A&R Credit Agreement), as of the then most recently completed four fiscal quarters of the Company, after giving pro forma effect to such restricted payments, is 2.25:1.00 or less, (ii) that do not exceed, in the aggregate during any fiscal year, the greater of (x) $23.8 million and (y) 25.00% of Consolidated EBITDA (as defined in the A&R Credit Agreement) for the then most recently completed four fiscal quarters of the Company and (iii) to repurchase Company common stock from current or former employees in an aggregate amount of up to $10.0 million per calendar year. The A&R Credit Agreement also contains covenants that limit the Company’s and its subsidiaries’ ability to, among other things, grant liens, incur additional indebtedness, make acquisitions or investments, dispose of certain assets, change the nature of their businesses, enter into certain transactions with affiliates or amend the terms of material indebtedness.

Our indebtedness could adversely affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations. See “Risk Factors—Risks Relating to Our Indebtedness—The Company's indebtedness may limit our operating flexibility and could adversely affect our business, financial condition and results of operations” and "Our Amended and Restated Credit Agreement contains covenants that may limit our ability to conduct business" included elsewhere in this Annual Report on Form 10-K.

Repurchase Program

On August 18, 2021, the Company’s Board of Directors approved a stock repurchase program that authorizes the Company to purchase up to $40.0 million of outstanding shares of the Company’s common stock and which authorization was increased on March 3, 2023 to an additional $100.0 million of the Company's outstanding shares (the “Repurchase Program”). Under the Repurchase Program, the Company is authorized to repurchase shares from time to time in accordance with applicable laws, both on the open market and in privately negotiated transactions and may include the use of derivative contracts or structured share repurchase agreements. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of the Company’s common stock and the nature of other investment opportunities. The Repurchase Program may be limited, suspended or discontinued at any time without prior notice. The Repurchase Program does not have an expiration date. The A&R Credit Agreement, as amended, permits the Company to make restricted payments (including share repurchases, among others) under a variety of tests as described in the second preceding paragraph, including, without limitation, so long as the Consolidated Leverage Ratio (as defined in the A&R Credit Agreement, as amended), as of the then most recently completed four fiscal quarters of the Company, after giving pro forma effect to such restricted payments, is 2.25:1.00 or less.

The Company accounts for purchases of treasury stock under the cost method. Any direct costs incurred to acquire treasury stock are considered stock issue costs and added to the cost of the treasury stock. During the year ended December 31, 2023, excluding the shares purchased in the privately-negotiated transactions described below, the Company purchased 1,757,365 shares under the Repurchase

Index
Program for an aggregate purchase price totaling $37.6 million. As of December 31, 2023, there were $70.7 million remaining amount available for future share repurchases under the Repurchase Program.

Privately-Negotiated Share Repurchase Transactions

On May 5, 2023 and December 12, 2023, the Company entered into agreements with SPC Intermex, LP, a related party, for the purchase of 500,000 shares and 670,403 shares, respectively, of the Company’s common stock for a total purchase price of $12.6 million and $13.3 million, respectively, in privately-negotiated transactions. The purchase prices on these transactions represented discounts from the last reported sale prices as reported on the Nasdaq Stock Market of the Company's Common Stock of approximately 4.0% and 4.8%, respectively. On December 4, 2023, the Company entered into an agreement with Latin-American Investment Holdings Inc., a related party, for the purchase of 100,000 shares of the Company’s common stock for a total purchase price of $2.1 million, in a privately-negotiated transaction. The purchase price on this transaction represented a discount from the last reported sale price as reported on the Nasdaq Stock Market of the Company's Common Stock of approximately 2.0%.

Operating Leases

We are party to operating leases for office space, warehouses and Company-operated store locations, which we use as part of our day-to-day operations. Operating lease expenses were $7.8 million for the year ended December 31, 2023. We have not entered into finance lease commitments. For additional information on operating lease obligations, refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 8, “Leases”.

Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Statement of Cash Flows Data:
Net cash provided by operating activities	$143,525	$15,174	$78,098
Net cash used in investing activities	(18,280)	(12,529)	(10,773)
Net cash (used in) provided by financing activities	(37,120)	14,058	(9,616)
Effect of exchange rate changes on cash and cash equivalents	1,585	316	(142)
Net increase in cash and cash equivalents	89,710	17,019	57,567
Cash and cash equivalents, beginning of the year	$149,493	$132,474	$74,907
Cash and cash equivalents, end of the year	$239,203	$149,493	$132,474
Operating Activities
Net cash provided by operating activities was $143.5 million for the year ended December 31, 2023, an increase of $128.3 million from net cash provided by operating activities of $15.2 million for the year ended December 31, 2022. The increase of $128.3 million is primarily a result of $116.4 million related to changes in working capital, which varies due to timing of remittance of consumer funds by sending agents, transmittal orders and payments, as well as prefunding of payers primarily for weekends, and additional cash generated by our improved operating results for the year ended December 31, 2023, which reflected the further growth of our business.
Investing Activities
Net cash used in investing activities was $18.3 million for the year ended December 31, 2023, an increase of $5.8 million from $12.5 million for the year ended December 31, 2022. This increase in cash used was primarily due to the acquisition of LAN Holdings through a cash transaction, which resulted in $5.5 million of cash used, net of cash acquired. In addition, the Company invested funds in purchases of property and equipment as a result of our continued growth of sending agents and commitment to improve our proprietary software during the year ended December 31, 2023.
Financing Activities
Net cash used in financing activities was $37.1 million for the year ended December 31, 2023, which primarily consisted of $5.5 million in scheduled quarterly payments due on the term loan facility, $66.3 million of repurchases of common stock and $3.9 million of net payments for shares withheld in connection with stock-based compensation arrangements and related payments to taxing authorities,

Index
offset by $38.0 million of borrowings, net under the revolving credit facility that varies primarily due to timing of prefunding of paying agents primarily for weekends and $1.3 million in proceeds from issuance of stock as a result of the exercise of options.
Net cash provided by financing activities was $14.1 million for the year ended December 31, 2022, which primarily consisted of $4.4 million in scheduled quarterly payments due on the term loan facility, $53.7 million of repurchases of common stock and $5.4 million of net payments for shares withheld in connection with stock-based compensation arrangements and related payments to taxing authorities, offset by $76.0 million of borrowings, net under the revolving credit facility that varies primarily due to timing of prefunding of payers primarily for weekends and $1.7 million in proceeds from issuance of stock as a result of the exercise of options.

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

The Company calculates its allowance for credit losses using the expected credit loss rates on financial instruments based on the total estimated amount to be collected over the lifetime of the instrument. Expected credit losses for uncollectible receivable balances consider both current conditions and reasonable and supportable forecasts of future conditions. Current conditions include pre-defined aging criteria, as well as specified events that indicate the balance due is not collectible. Reasonable and supportable forecasts used in determining the probability of future collection consider publicly available macroeconomic data and whether future credit losses are expected to differ from historical losses. Accounts receivable that are more than 90 days past due are charged off against the allowance for credit losses.

The Company is not party to any off-balance sheet arrangements that would require an allowance for credit losses.

Goodwill and Intangible Assets
Goodwill and intangible assets result primarily from business acquisition transactions. Intangible assets include agent relationships, trade names, developed technology and other intangibles, all with finite lives. Other intangibles relate to the acquisition of certain agent locations and non-competition agreements. Upon the acquisition, the purchase price is first allocated to identifiable assets and liabilities, including trade name and other intangibles, with any remaining purchase price recorded as goodwill.

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
The Company’s agent relationships, trade names and developed technology are amortized utilizing an accelerated method over their estimated useful lives of up to 15 years. Other intangible assets are amortized on a straight-line basis over a useful life of up to 10 years. The Company reviews for impairment indicators of finite-lived intangibles and other long-lived assets as described below.
The Company evaluates long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be

Index
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

Recent Accounting Pronouncements
Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 2, “Summary of Significant Accounting Policies”, for further discussion.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
We manage foreign currency risk through the structure of the business and an active risk management process. One of the methods to settle with our payers in Latin America is entering into foreign exchange tom and spot transactions with local and foreign currency providers (“counterparties”). The foreign currency exposure on our foreign exchange tom and spot transactions is limited by the fact that all transactions are settled within two business days from trade date. Foreign currency fluctuations, however, may negatively affect our average exchange gain per transaction. The Company had open tom and spot foreign exchange contracts for Mexican pesos and Guatemalan quetzales amounting to approximately $56.9 million and $41.3 million at December 31, 2023 and 2022, respectively.

In addition, included in wire transfers and money orders payable, net in our consolidated balance sheets as of December 31, 2023 and 2022, there are $40.7 million and $39.3 million, respectively, of wire transfers payable denominated in foreign currencies, primarily in Mexican pesos and Guatemalan quetzales.

Also, included in prepaid wires, net in our consolidated balance sheets as of December 31, 2023 and 2022, there are $17.8 million and $82.3 million, respectively, of prepaid wires denominated in foreign currencies, primarily in Mexican pesos and Guatemalan quetzales.

We are also exposed to changes in currency rates as a result of our investments in foreign operations and revenues generated in currencies other than the U.S. dollar. Revenues and profits generated by international operations will increase or decrease because of changes in foreign currency exchange rates. This foreign currency risk is related primarily to our operations in our foreign subsidiaries. Revenues from our foreign subsidiaries represents approximately 2% of our consolidated revenues for the year ended December 31, 2023. Therefore, a 10% increase or decrease in these currency rates against the U.S. Dollar would result in a de minimis change to our overall operating results.

The spot and average exchange rates for the currencies used by our subsidiaries to U.S. dollar are as follows:

	2023		2022		2021
	Spot(1)	Average(2)	Spot(1)	Average(2)	Spot(1)	Average(2)
U.S. dollar/Mexico peso	16.89	17.72	19.40	20.09	20.50	20.27
U.S. dollar/Guatemala quetzal	7.81	7.82	7.85	7.73	7.71	7.73
U.S. dollar/Canadian dollar	1.32	1.35	1.36	1.30	1.28	1.25
U.S. dollar/Dominican peso(3)	58.04	55.76	—	—	—	—
U.S. dollar/Euro(3)	0.91	0.92	—	—	—	—

Index

(1)Spot exchange rates are as of December 31, 2023, 2022 and 2021.
(2)Average exchange rates are for the years ended December 31, 2023, 2022 and 2021.
(3)We commenced operations in the Dominican Republic and Europe in connection with the LAN Acquisition in April 2023 and, therefore, no information is provided prior to 2023.

Long-term sustained appreciation of the Mexican peso or Guatemalan quetzal as compared to the U.S. dollar could affect our gross profit and margin.

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

During the year ended December 31, 2023, the Federal Reserve continued raising the fed funds rate from 4.50% to 5.50% as a countermeasure to control inflation in the United States. As a consequence, other benchmark interest rates such as SOFR increased as well. These increases have resulted in the Company incurring higher interest expense. The Company expects that the Federal Reserve will continue to monitor inflation indicators and will maintain the fed funds rate at the current level before considering any potential decreases in 2024. As of December 31, 2023, we had $75.5 million and $114.0 million in outstanding borrowings under the term loan facility and revolving credit facility, respectively. A hypothetical 1% increase or decrease in the interest rate on our indebtedness as of December 31, 2023 would have increased or decreased annual cash interest expense on our term loan facility and revolving credit facility by approximately $0.8 million and $1.1 million per annum, respectively.

Credit Risk
We maintain certain cash balances in various U.S. banks, which at times, may exceed federally insured limits. We have not incurred any losses on these accounts. In addition, we maintain cash in various bank accounts in Mexico, Guatemala, Canada, the Dominican Republic, Spain and Italy and overnight deposit accounts in Mexico, which may not be fully insured. During the year ended December 31, 2023, we did not incur any losses on these uninsured accounts. To manage our exposure to credit risk with respect to cash balances and other credit risk exposure resulting from our relationships with banks and financial institutions, we regularly review cash concentrations, and we attempt to diversify our cash balances among global financial institutions.

We are also exposed to credit risk related to receivable balances from sending agents. We perform a credit review before each agent signing and conduct ongoing analyses of sending agents and certain other parties we transact with directly. As of December 31, 2023, we also had $4.6 million outstanding of agent advances receivable from sending agents. During the year ended December 31, 2023, the Company funded advances of approximately $3.2 million to agents that deliver highly accretive transaction volume and margin growth. Most of the agent advances receivable are collateralized by personal guarantees from the sending agents and by assets from their businesses and have a term of up to three years.

Our provision for credit losses was approximately $5.0 million for the year ended December 31, 2023 (0.8% of total revenues), $2.6 million for the year ended December 31, 2022 (0.5% of total revenues) and $1.5 million for the year ended December 31, 2021 (0.3% of total revenues). The increase in our provision for credit losses in the year ended December 31, 2023 is due to a combination of higher write-offs of accounts receivable in 2023 compared to 2022 primarily as a result of sending agents that were not able to pay in accordance with the original terms and are, accordingly, subject to our normal collection procedures and higher outstanding balances of accounts receivable primarily related to the acquisition of La Nacional and LAN Holdings.

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
Miami, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of International Money Express, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Sufficiency of Audit Evidence from Highly Automated Systems to Process and Record Revenue

As described in Notes 2 and 4 to the consolidated financial statements, revenue is primarily generated from fees earned from providing wire transfer transaction services to individual customers and managing currency exchange differences from the majority of those transactions.

We identified the evaluation of the sufficiency of audit evidence over revenue from wire transfer fees and net foreign exchange gain obtained from the Company’s information technology (IT) systems to be a critical audit matter. The processing and recording of revenue from wire transfer fees and net foreign exchange gain is highly automated and relies on multiple internally developed systems and databases. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address this matter.

The primary procedures we performed to address this critical audit matter included:
•Involving IT auditors in the performance of the following procedures:
◦Identifying the relevant systems used to calculate, transmit and record revenue from wire transfer fees and net foreign exchange gain.
◦Testing the IT general controls over the relevant systems, including testing user access controls, change management controls, and IT operations controls.
◦Testing the relevant automated application controls, including system interfaces.
•Performing substantive analytical procedures over revenue from wire transfer fees and net foreign exchange gain, including testing the underlying information from the IT systems.
•Testing a sample of individual wire transfer fee revenue transactions by comparing amounts recognized by the Company to relevant contracts and related transaction support.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2017.

Miami, Florida
February 28, 2024

INTERNATIONAL MONEY EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$239,203	$149,493
Accounts receivable, net	155,237	129,808
Prepaid wires, net	28,366	90,386
Prepaid expenses and other current assets	10,068	12,749
Total current assets	432,874	382,436

Property and equipment, net	31,656	28,160
Goodwill	53,986	49,774
Intangible assets, net	18,143	19,826
Other assets	40,153	31,876
Total assets	$576,812	$512,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net	$7,163	$4,975
Accounts payable	36,507	25,686
Wire transfers and money orders payable, net	125,042	112,251
Accrued and other liabilities	54,661	41,855
Total current liabilities	223,373	184,767
Long-term liabilities:
Debt, net	181,073	150,235
Lease liabilities, net	22,670	23,272
Deferred tax liability, net	659	3,892
Total long-term liabilities	204,402	177,399

Commitments and contingencies, see Note 18

Stockholders’ equity:
Common stock $0.0001 par value; 200,000,000 shares authorized, 39,673,271 and 39,453,236 shares issued and 33,823,237 and 36,630,970 shares outstanding as of December 31, 2023 and 2022, respectively, and Preferred stock $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding	4	4
Additional paid-in capital	75,686	70,210
Retained earnings	198,649	139,134
Accumulated other comprehensive income (loss)	262	(142)
Treasury stock, at cost; 5,850,034 and 2,822,266 shares as of December 31, 2023 and 2022, respectively	(125,564)	(59,300)
Total stockholders’ equity	149,037	149,906
Total liabilities and stockholders’ equity	$576,812	$512,072

The accompanying notes are an integral part of these consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(in thousands, except for share data)

	Year Ended December 31,
	2023	2022	2021

Revenues:
Wire transfer and money order fees, net	$561,540	$469,162	$393,241
Foreign exchange gain, net	87,908	72,920	62,832
Other income	9,287	4,723	3,133
Total revenues	658,735	546,805	459,206

Operating expenses:
Service charges from agents and banks	430,865	364,804	307,458
Salaries and benefits	71,090	52,224	43,065
Other selling, general and administrative expenses	47,979	34,394	30,334
Transaction costs	445	3,005	1,006
Depreciation and amortization	12,866	9,470	9,491
Total operating expenses	563,245	463,897	391,354

Operating income	95,490	82,908	67,852

Interest expense	10,426	5,629	4,537

Income before income taxes	85,064	77,279	63,315

Income tax provision	25,549	19,948	16,472

Net income	59,515	57,331	46,843

Other comprehensive income (loss)	404	(66)	(63)

Comprehensive income	$59,919	$57,265	$46,780

Earnings per common share:
Basic	$1.67	$1.52	$1.22
Diluted	$1.63	$1.48	$1.20

Weighted-average common shares outstanding:
Basic	35,604,582	37,733,047	38,474,040
Diluted	36,429,714	38,625,390	39,103,450

The accompanying notes are an integral part of these consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except for share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance, December 31, 2020	38,217,125	$4	—	$—	$59,310	$34,960	$(13)	$94,261
Net income	—	—	—	—	—	46,843	—	46,843
Issuance of common stock:
Exercise of stock options	463,021	—	—	—	3,037	—	—	3,037
Other stock awards, net of shares withheld for taxes	135,943	—	—	—	(73)	—	—	(73)
Fully vested shares	4,133	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	4,601	—	—	4,601
Adjustment from foreign currency translation, net	—	—	—	—	—	—	(63)	(63)
Acquisition of treasury stock, at cost	—	—	(341,522)	(5,566)	—	—	—	(5,566)
Balance, December 31, 2021	38,820,222	$4	(341,522)	$(5,566)	$66,875	$81,803	$(76)	$143,040
Net income	—	—	—	—	—	57,331	—	57,331
Issuance of common stock:
Exercise of stock options, net of shares withheld for taxes	476,304	—	—	—	(3,388)	—	—	(3,388)
Other stock awards, net of shares withheld for taxes	153,266	—	—	—	(395)	—	—	(395)
Fully vested shares	3,444	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	7,118	—	—	7,118
Adjustment from foreign currency translation, net	—	—	—	—	—	—	(66)	(66)
Acquisition of treasury stock, at cost	—	—	(2,480,744)	(53,734)	—	—	—	(53,734)
Balance, December 31, 2022	39,453,236	$4	(2,822,266)	$(59,300)	$70,210	$139,134	$(142)	$149,906
Net income	—	—	—	—	—	59,515	—	59,515
Issuance of common stock:
Exercise of stock options	111,125	—	—	—	1,298	—	—	1,298
Other stock awards, net of shares withheld for taxes	105,293	—	—	—	(3,933)	—	—	(3,933)
Fully vested shares	3,617	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	8,111	—	—	8,111
Adjustment from foreign currency translation, net	—	—	—	—	—	—	404	404
Acquisition of treasury stock, at cost	—	—	(3,027,768)	(66,264)	—	—	—	(66,264)
Balance, December 31, 2023	39,673,271	$4	(5,850,034)	$(125,564)	$75,686	$198,649	$262	$149,037

The accompanying notes are an integral part of these consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$59,515	$57,331	$46,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,866	9,470	9,491
Share-based compensation	8,111	7,118	4,601
Provision for credit losses	4,997	2,572	1,537
Fair value of contingent consideration	(763)	—	—
Debt origination costs amortization	1,130	998	875
Deferred income tax (benefit) provision, net	(2,623)	(503)	734
Non-cash lease expense	7,848	3,105	—
Loss on disposal of property and equipment	1,785	788	1,423
Total adjustments	33,351	23,548	18,661
Changes in operating assets and liabilities:
Accounts receivable, net	(29,243)	(48,628)	(13,846)
Prepaid wires, net	68,366	(32,444)	(3,887)
Prepaid expenses and other assets	(6,852)	(3,919)	(6,355)
Lease Liabilities	(6,235)	594	—
Wire transfers and money orders payable, net	3,987	19,734	14,726
Accounts payable and accrued and other liabilities	20,636	(1,042)	21,956
Net cash provided by operating activities	143,525	15,174	78,098

Cash flows from investing activities:
Cash used in business acquisition, net of cash and cash equivalents acquired	(5,477)	(131)	—
Purchases of property and equipment	(12,803)	(12,173)	(10,588)
Acquisition of agent locations	—	(225)	(185)
Net cash used in investing activities	(18,280)	(12,529)	(10,773)

Cash flows from financing activities:
Borrowings under term loan facility	—	—	40,158
Repayments of term loan facility	(5,469)	(4,375)	(44,228)
Borrowings under revolving loan, net	38,000	76,000	—
Payment of debt origination costs	(751)	(50)	(2,944)
Proceeds from exercises of options	1,298	1,660	3,813
Payments for stock-based awards	(3,934)	(5,443)	(849)
Repurchases of common stock	(66,264)	(53,734)	(5,566)
Net cash (used in) provided by financing activities	(37,120)	14,058	(9,616)

Effect of exchange rate changes on cash and cash equivalents	1,585	316	(142)

Net increase in cash and cash equivalents	89,710	17,019	57,567

Cash and cash equivalents, beginning of the year	149,493	132,474	74,907

Cash and cash equivalents, end of the year	$239,203	$149,493	$132,474

The accompanying notes are an integral part of these consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,180	$4,625	$3,666
Cash paid for income taxes	$21,503	$24,265	$13,456

Supplemental disclosures of non-cash investing activities:
Liabilities arising from obtaining right-of-use assets	$6,034	$23,013	$—
Right-of-use asset adjustments due to lease modifications	$—	$1,124	$—
Contingent consideration liability	$600	$1,321	$—
Settlement of preexisting receivable balance from LAN Holdings against the consideration transferred	$2,534	$—	$—

Supplemental disclosure of non-cash financing activities:
Issuance of common stock for cashless exercise of options	$—	$9,175	$2,973

The accompanying notes are an integral part of these consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS OF PRESENTATION AND BUSINESS
International Money Express, Inc. (the “Company” or “us” or “we”) operates as a money transmitter between the United States of America (“United States” or “U.S.”), Canada, Spain, Italy and Germany primarily to Mexico, Guatemala and other countries in Latin America, Africa and Asia through a network of authorized agents located in various unaffiliated retail establishments and 122 Company-operated stores throughout those jurisdictions.

The accompanying consolidated financial statements of the Company include the accounts of International Money Express, Inc. and other entities in which the Company has a controlling financial interest. All significant inter-company balances and transactions have been eliminated in consolidation. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

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
Cash and Cash equivalents
Cash is comprised of deposits in U.S. and foreign banks and cash in hand held at our Company-operated stores. The Company recognizes interest income from its cash deposits on an accrual basis. The Company considers cash equivalents to be short term, highly liquid investments with original maturities of three months or less. Cash equivalents include cash on deposit in overnight deposit accounts.
Concentrations
The Company maintains certain of its cash balances in various U.S. banks, which at times, may exceed federally insured limits. The Company has not incurred any losses on these accounts. In addition, the Company maintains various bank accounts in Mexico, Guatemala, Canada, the Dominican Republic, Spain and Italy, which may not be fully insured. During the year ended December 31, 2023, the Company has not incurred any losses on these uninsured foreign bank accounts; however, the Company maintains a $3.6 million reserve on the balance of deposits held as a result of the closure of a financial institution in Mexico in 2021 (see Note 6). Management believes it is

Index
not exposed to any significant credit risk regarding these accounts as it performs periodic reviews of the creditworthiness of the financial institutions the Company uses. Cash and cash equivalents balances were as follows (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents in U.S. dollars in U.S. banks	$224,617	$142,143
Cash and cash equivalents in foreign banks and foreign currency	14,567	7,340
Petty cash	19	10
	$239,203	$149,493
A substantial portion of our paying agents are concentrated in a few large banks and financial institutions and large retail chains. Our largest paying agent by volume accounted for approximately 25% and 24% of the Company’s total remittance volume for the years ended December 31, 2023 and 2022, respectively, primarily from the U.S. to Mexico.

Revenue Recognition
Revenues for wire transfer and money order fees are recognized at the time the transaction is processed. The Company acts as the principal for these transactions as the Company controls the service at all times prior to transferring the funds to the beneficiary, is primarily responsible for fulfilling the customer contracts, has the risk of loss and has the ability to establish transaction prices. Therefore, these fees are recognized on a gross basis equal to the full amount of the fee charged to the customer. These fees also vary by transaction primarily depending upon, the principal amount sent, the send and receive locations, as well as the respective currencies of the send and receive locations. Foreign exchange gain, net, which represents the difference between the exchange rate set by the Company and the rate realized, is initially recognized when the customer's wire transfer transaction is processed and the purchase of foreign currency is completed. Other income primarily represents revenues for technology services provided to the independent network of agents who utilize the Company’s technology in processing transactions paid by credit or debit card, check cashing services and maintenance fees, for which revenue is derived by a fee per transaction that is recognized when the transactions is processed.

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
Consideration transferred may consist of potential future payments that are contingent upon the acquired business achieving certain levels of earnings in the future, also referred to as “contingent consideration” or “earn-out.” Earn-out liabilities are measured at their estimated fair value as of the date of acquisition. Changes in the fair value of earn-out liabilities are recorded as a component of operating income in the consolidated statement of income and comprehensive income. Earn-out liabilities are included within accrued current and other liabilities within the consolidated balance sheet. Earn-out payments, to the extent they relate to the estimated earn-out liability as of the date of acquisition, are classified within financing activities in the consolidated statement of cash flows. Earn-out payments in excess of the acquisition date earn-out liability are classified within operating activities.
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
The Company calculates its allowance for credit losses using expected credit loss rates on financial instruments based on the total estimated amount to be collected over the lifetime of the instruments. Expected credit losses for uncollectible receivable balances consider both current conditions and reasonable and supportable forecasts of future conditions. Current conditions include pre-defined aging criteria, as well as specified events that indicate the balance due is not collectible. Reasonable and supportable forecasts used in determining the probability of future collection consider publicly available macroeconomic data and whether future credit losses are expected to differ from historical losses. Accounts receivable that are more than 90 days past due are charged off against the allowance for credit losses.
Receivable balances from sending agents are usually due to the Company within five days from the invoice date. Any balances not collected after that time are considered past due.
The Company is not party to any off-balance sheet arrangements that would require an allowance for credit losses.
Prepaid Wires, Net
Prepaid wires, net represents funds provided to certain paying agents in advance of a transaction, net of wires pending to be picked up by the beneficiary of the money transfer.
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist primarily of right-of-use assets (see Note 8), fixed assets in process (see Note 6), prepaid expenses for services, tenant allowance, agent advances receivable (see Note 6) and deferred financing costs. Interest income on agent advances receivable is recognized on a cash basis due at the end of each calendar month, which is when the interest payments are due from the majority of the agent advances receivable. Fees earned on agent advances receivable are recognized on a cash basis at the advance origination date.
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

Property and Equipment
Property and equipment, including leasehold improvements, are stated at cost, or the allocated fair value in purchase accounting, less accumulated depreciation and amortization. The costs of additions and betterments that substantially extend the useful life of an asset are capitalized and the expenditures for ordinary repairs and maintenance are expensed in the period incurred as part of other selling, general and administrative expenses in the consolidated statements of income and comprehensive income. Land is not depreciated. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the lease term or the estimated useful life of the improvement, whichever is shorter. At the time depreciable assets are retired or otherwise disposed, the cost and the related accumulated depreciation of such assets are eliminated from the accounts and any gain or loss is recognized in the current period. The Company capitalizes costs incurred for the development of internal use computer software, which are depreciated over five years using the straight-line method.

Index
Goodwill and Intangible Assets
Goodwill and intangible assets result primarily from business acquisition transactions. Intangible assets include primarily agent relationships, trade names, developed technology and other intangibles, all with finite lives. Other intangibles primarily relate to the acquisition of certain agent locations and non-competition agreements. Upon the acquisition, the purchase price is first allocated to identifiable assets and liabilities, including trade name and other intangibles, with any remaining purchase price recorded as goodwill.
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
Advertising Costs
Advertising costs are included in other selling, general and administrative expenses in the consolidated statements of income and comprehensive income and are expensed as incurred. The Company incurred advertising costs of approximately $0.3 million, $1.0 million and $2.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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

Index
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
Gains or losses from foreign currency transactions amounted to approximately a gain of $0.2 million, a loss of $15.5 thousand and a gain of $0.3 million for the years ended December 31, 2023, 2022 and 2021, respectively, and are included in other selling, general and administrative expenses in the consolidated statements of income and comprehensive income.
We manage foreign currency risk through the structure of the business and an active risk management process. We currently settle with our payers in Latin America primarily by entering into foreign exchange tom and spot transactions with local and foreign currency providers (“counterparties”). The foreign currency exposure on our foreign exchange tom and spot transactions is limited by the fact that all transactions are settled within two business days from trade date. Foreign currency fluctuations, however, may negatively affect our average exchange gain per transaction. The Company had open tom and spot foreign exchange contracts for Mexico and Guatemala amounting to approximately $56.9 million and $41.3 million at December 31, 2023 and 2022, respectively.
In addition, included in wire transfers and money orders payable, net in our consolidated balance sheets as of December 31, 2023 and 2022, there are $40.7 million and $39.3 million, respectively, of wire transfers payable denominated in foreign currencies, primarily in Mexican pesos and Guatemalan quetzales.
Also, included in prepaid wires, net in our consolidated balance sheets as of December 31, 2023 and 2022, there are $17.8 million and $82.3 million, respectively, of prepaid wires denominated in foreign currencies, primarily in Mexican pesos and Guatemalan quetzales.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and the foreign currency translation adjustment and is presented in the consolidated statements of income and comprehensive income.
Share-Based Compensation
The Company accounts for its share-based compensation expense related to equity instruments under GAAP, which requires the measurement and recognition of compensation costs for all equity-based payment awards made to employees, independent directors and service providers based on estimated fair values. We have elected to account for forfeitures as they occur. The Company may use either authorized and unissued shares or treasury shares to meet share issuance requirements. See Note 14 for further discussion related to the Company’s share-based compensation plans.
Segments
The Company’s business is organized around one reportable segment that provides money transmittal services between the U.S., Canada and certain countries in Europe to Mexico, Guatemala and other countries in Latin America, Africa and Asia through a network of authorized agents located in various unaffiliated retail establishments and 122 Company-operated stores throughout the U.S., Canada, Spain, Italy and Germany. This is based on the objectives of the business and how our chief operating decision maker, the CEO and President, monitors operating performance and allocates resources.
Reclassifications
Certain prior year amounts have been reclassified to conform with current year presentation. These changes did not have any effect on net income, stockholders’ equity or cash flows.
Accounting Pronouncements

Index
The FASB issued guidance, ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (CODM). The guidance does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements.

The FASB issued guidance, ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. This guidance requires a public entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For the Company, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this guidance prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the previously required disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements.

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

The Company paid cash consideration of $39.7 million upon consummation of the La Nacional Acquisition (subject to customary purchase price adjustments) and had the potential to pay up to $2.4 million in contingent consideration as a result of La Nacional achieving certain transaction volume and financial targets during 2023. The contingent consideration fair value as of December 31, 2023 and December 31, 2022 was approximately $0.6 million and $1.3 million, respectively. During 2023, the Company recorded a fair value adjustment of $0.8 million based on the actual achievement of the financial targets during the measurement period, which was recorded as other income in the consolidated statement of income and comprehensive income.

The following table summarizes the fair values of consideration transferred and identifiable net assets acquired in the La Nacional Acquisition on November 1, 2022, the measurement period adjustments in the year ended December 31, 2023 and the fair values of consideration transferred and identifiable net assets acquired as of December 31, 2023.

Index

	November 1, 2022 (As initially reported)	Measurement Period Adjustments	December 31, 2023 (As Adjusted)
Assets acquired:
Cash and cash equivalents	$39,569	$—	$39,569
Accounts receivable	16,504	—	16,504
Prepaid wires	571	—	571
Prepaid expenses and other current assets	1,219	430	1,649
Property and Equipment	4,077	—	4,077
Intangible assets	8,450	—	8,450
Other assets	13,659	—	13,659
Total identifiable assets acquired	$84,049	$430	$84,479

Liabilities assumed:
Accounts payable	$(1,260)	$—	$(1,260)
Wire transfers and money orders payable	(35,595)	—	(35,595)
Accrued and other liabilities	(3,651)	194	(3,457)
Lease liabilities	(13,067)	—	(13,067)
Deferred tax liability	(2,969)	700	(2,269)
Total liabilities assumed	$(56,542)	$894	$(55,648)

Net identifiable assets acquired	$27,507	$1,324	$28,831
Consideration transferred	$41,021	$—	$41,021
Goodwill	$13,514	$(1,324)	$12,190

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
For the year ended December 31, 2023, the Company incurred $1.2 million in expenses related to the Plan. These expenses include approximately $0.9 million in severance payments and related benefits included in salaries and benefits in the consolidated statement of income and comprehensive income, $0.3 million in computer equipment write-offs, $38 thousand for the early termination of a lease agreement and $31 thousand in legal fees related to the surrender of money transmitter licenses within states where La Nacional will no longer operate, which are included in other selling, general and administrative expenses in the consolidated statement of income and comprehensive income.
The Company paid out the above charges during the year ended December 31, 2023 and does not have a liability recorded as of December 31, 2023.
LAN Holdings, Corp.

On April 5, 2023, the Company completed the acquisition of 100% of the voting interest of LAN Holdings. LAN Holdings provides the Company the opportunity to enter into markets in which it did not have a presence previously, such as the ability to provide outbound remittance services from Spain, Italy, and Germany.

The total consideration transferred by the Company in connection with the LAN Acquisition was $13.4 million, which included $10.3 million in cash, subject to customary purchase price adjustments. The Company will also pay an additional $0.6 million in cash as a result of LAN Holdings’ achievement of certain operational milestones during 2023, which the parties have agreed have been achieved. Prior to the acquisition, the Company maintained a receivable balance of approximately $2.5 million related to money transfers paid by the Company on behalf of LAN Holdings. Upon the closing of the LAN Acquisition, the receivable balance was effectively settled and, therefore, included in the determination of the total consideration transferred. The LAN Acquisition was funded with cash on hand.

Index
The following table summarizes the fair values of consideration transferred and identifiable net assets acquired in the LAN Acquisition on April 5, 2023, the measurement period adjustments in the year ended December 31, 2023 and the fair values of consideration transferred and identifiable net assets acquired as of December 31, 2023.

	April 5, 2023 (As initially reported)	Measurement Period Adjustments	December 31, 2023 (As Adjusted)
Assets acquired:
Cash and cash equivalents	$4,721	$—	$4,721
Accounts receivable	3,643	—	3,643
Prepaid wires	4,613	—	4,613
Prepaid expenses and other current assets	353	—	353
Property and equipment	351	—	351
Intangible assets	3,200	—	3,200
Other assets	877	—	877
Total identifiable assets acquired	$17,758	$—	$17,758

Liabilities assumed:
Accounts payable	$(1,010)	$—	$(1,010)
Wire transfers and money orders payable	(6,645)	—	(6,645)
Accrued and other liabilities	(747)	(689)	(1,436)
Lease liabilities	(758)	—	(758)
Deferred tax liability	(91)	—	(91)
Total liabilities assumed	$(9,251)	$(689)	$(9,940)

Net identifiable assets acquired	$8,507	$(689)	$7,818
Consideration transferred	$13,354	$—	$13,354
Goodwill	$4,847	$689	$5,536

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

Index
cash flows “with” and “without” that asset. The Company assigned useful lives of up to 5 years for these intangibles, which matches the contractual term of the non-competition agreements.

The LAN Holdings results of operations have been included in the Company's results of operations from the date of its acquisition. The Company’s consolidated statement of income and comprehensive income includes $13.8 million and $0.2 million of revenue and net income for the year ended December 31, 2023, respectively, from LAN Holdings.

Transaction Costs

Transaction costs include all internal and external costs directly related to acquisition activities, consisting primarily of legal, consulting, accounting and financial advisory fees. Transaction costs for the years ended December 31, 2023 and 2022, amounted to $0.4 million and $3.0 million, respectively. There were $1.0 million in transaction costs for the year ended December 31, 2021. Transaction costs for the years ended December 31, 2023 and 2022 primarily related to the Acquisitions, while transaction costs for the year ended December 31, 2021 related to costs incurred in connection with potential acquisitions considered during that year, including La Nacional and LAN Holdings.

Unaudited Supplemental Pro Forma Financial Information

For the years ended December 31, 2023 and 2022, unaudited supplemental pro forma revenue totaled approximately $663.3 million and $559.4 million, respectively, and unaudited supplemental pro forma net income totaled approximately $60.4 million and $57.6 million, respectively.

These unaudited pro forma financial results include the results of operations of LAN Holdings as if it had been consolidated as of January 1, 2022, the beginning of the year prior to its acquisition, and are provided for illustrative purposes only. These unaudited pro forma financial results do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods indicated, or of the results that may be achieved by the combined companies in the future. The Company’s unaudited pro forma financial results were prepared by adding the unaudited historical results of the acquired business to the historical results of the Company, and then adjusting those combined results for transaction costs of $0.4 million for the year ended December 31, 2023, and the incremental depreciation and amortization expense related to the property and equipment and intangible assets acquired. Transaction costs were included in the pro forma results for the year ended December 31, 2022 but removed from the pro forma results for the year ended December 31, 2023. These unaudited pro forma financial results do not include adjustments to reflect other cost savings or synergies that may have resulted from this acquisition. Future results may vary significantly due to future events and other factors, many of which are beyond the Company’s control.

Index

NOTE 4 – REVENUE
The Company recognized in revenues from contracts with customers, sending agents and others for the years ended December 31, 2023, 2022 and 2021, the following (in thousands):

	December 31,
	2023	2022	2021
Wire transfer and money order fees	$564,337	$471,190	$394,669
Discounts and promotions	(2,797)	(2,028)	(1,428)
Wire transfer and money order fees, net	561,540	469,162	393,241
Foreign exchange gain, net	87,908	72,920	62,832
Other income	9,287	4,723	3,133
Total revenues	$658,735	$546,805	$459,206

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

Wire transfers and money order fees include money order fees of $2.2 million, $1.8 million and $1.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE 5 – ACCOUNTS RECEIVABLE AND AGENT ADVANCES RECEIVABLE, NET OF ALLOWANCE

Accounts Receivable

Accounts receivable represents primarily outstanding balances from sending agents for pending wire transfers or money orders from our customers. The outstanding balance of accounts receivable, net of allowance for credit losses, consists of the following (in thousands):

	December 31,
	2023	2022
Accounts receivable	$157,847	$132,363
Allowance for credit losses	(2,610)	(2,555)
Accounts receivable, net	$155,237	$129,808

Agent Advances Receivable

Index

The Company had agent advances receivable, net of allowance for credit losses, from sending agents as follows (in thousands):

	December 31,
	2023	2022
Agent advances receivable, current	$1,596	$1,373
Allowance for credit losses	(82)	(62)
Net current	$1,514	$1,311

Agent advances receivable, long-term	$2,999	$1,423
Allowance for credit losses	(102)	(31)
Net long-term	$2,897	$1,392

The net current portion of agent advances receivable is included in prepaid expenses and other current assets (see Note 6), and the net long-term portion is included in other assets in the consolidated balance sheets. At December 31, 2023 and 2022, there were $4.6 million and $2.8 million, respectively, of agent advances receivable collateralized by personal guarantees from the sending agents and assets from their businesses in case of a default by the agent.

The maturities of agent advances receivable at December 31, 2023 are as follows (in thousands):

Outstanding Balance
Under 1 year	$1,596
Between 1 and 2 years	2,428
Between 2 and 3 years	571
Total	$4,595

Allowance for Credit Losses

The changes in the allowance for credit losses related to accounts receivable and agent advances receivable are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$2,648	$2,249	$2,042
Provision	4,997	2,572	1,537
Charge-offs	(5,852)	(2,982)	(1,863)
Recoveries	987	809	533
Other	14	—	—
Ending Balance	$2,794	$2,648	$2,249

The allowance for credit losses allocated by financial instrument category is as follows (in thousands):

	December 31,
	2023	2022	2021
Accounts receivable	$2,610	$2,555	$2,181
Agent advances receivable	184	93	68
Allowance for credit losses	$2,794	$2,648	$2,249

Index
NOTE 6 – PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2023	2022
Prepaid insurance	$1,205	$1,578
Prepaid fees and services	2,299	1,986
Agent incentives advances	1,692	1,014
Agent advances receivable, net of allowance	1,514	1,311
Assets pending settlement	—	211
Prepaid income taxes	747	2,130
Tenant allowance	1,621	3,753
Prepaid expenses and other current assets	990	766
	$10,068	$12,749

Other assets consisted of the following (in thousands):

	December 31,
	2023	2022
Revolving credit facility origination fees	$1,692	$1,578
Agent incentives advances	3,372	1,062
Agent advances receivable, net of allowance	2,897	1,392
Right-of-use assets, net	22,100	24,768
Funds held by seized banking entities, net of allowance	1,890	1,646
Fixed assets in process	6,358	272
Other assets	1,844	1,158
	$40,153	$31,876

As of December 31, 2023, fixed assets in process include approximately $6.1 million (none in 2022) in capital expenditures related to lease hold improvements and other assets in connection with our new headquarters (see Note 8).

Prior to 2022, local banking regulators in Mexico resolved to close and liquidate a local financial institution, citing a lack of compliance with minimum capital requirements. The Company has approximately $5.2 million of exposure from deposits it held with this bank when it was closed. In accordance with the banking regulations in Mexico, large depositors such as the Company will be paid once the assets of the financial institution are liquidated. Currently, it is difficult to predict the length of the liquidation process or if the proceeds from the asset liquidation will be sufficient to recover a portion or all of its funds on deposit. The Company maintains a valuation allowance of approximately $3.6 million as of December 31, 2023, in connection with the balance of deposits held by the financial institution as a result of its closure.

Index
NOTE 7 – PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	December 31,		Estimated Useful Life (in years)
	2023	2022
Land	$36	$36
Building	663	565	30
Computer software and equipment	57,645	47,316	3 to 5
Office improvements	5,887	5,508	5
Furniture and fixtures	3,508	2,789	7
	67,739	56,214
Less accumulated depreciation	(36,083)	(28,054)
	$31,656	$28,160

Computer software and equipment above includes internally used software of approximately $15.4 million and $8.6 million at December 31, 2023 and 2022, respectively.

Depreciation expense included in depreciation and amortization expense in the consolidated statements of income and comprehensive income was approximately $8.0 million, $5.2 million and $4.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Repairs and maintenance expenses included in other selling, general and administrative expenses in the consolidated statements of income and comprehensive income were approximately $5.4 million, $3.7 million and $2.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE 8 – LEASES
To conduct certain of our operations, the Company is a party to leases for office space, warehouses and Company-operated store locations. In December 2022, the Company entered into a lease agreement, which expires in 2033, for its new headquarters to accommodate its growing workforce. The new lease agreement provides for the Company to receive a tenant allowance amounting to approximately $3.8 million through the construction period, out of which $2.2 million has been disbursed through December 31, 2023. Also, the Company will commence making monthly lease payments on November 1, 2024. Such tenant allowance has been recorded within prepaid expenses and other current assets in the consolidated balance sheets.

The presentation of right-of-use assets and lease liabilities in the consolidated balance sheets is as follows (in thousands):

Leases	Classification	December 31, 2023	December 31, 2022
Assets
Right-of-use assets	Other assets(1)	$22,100	$24,768
Total leased assets		$22,100	$24,768

Liabilities
Current
Operating	Accrued and other liabilities	$4,955	$5,258
Noncurrent
Operating	Lease liabilities	22,670	23,272
Total Lease liabilities		$27,625	$28,530
(1) Operating right of-use assets are recorded net of accumulated amortization of $10.0 million and $5.6 million as of December 31, 2023 and 2022, respectively.
Lease expense for the years ended December 31, 2023 and 2022, respectively, was as follows (in thousands):

Index

		Year Ended
Lease Cost	Classification	December 31, 2023	December 31, 2022
Operating lease cost	Other selling, general and administrative expenses	$7,848	$3,105

Rent expense for the year ended December 31, 2021 was $2.4 million, which is included in other selling, general and administrative expenses in the consolidated statement of income and comprehensive income.

As of December 31, 2023 and 2022, the Company’s weighted-average remaining lease terms on its operating leases is 6.7 and 6.6 years, and the Company’s weighted-average discount rate is 6.06% and 5.67%, respectively, which is the Company's incremental borrowing rate. The Company used its incremental borrowing rate for all leases, as none of the Company’s lease agreements provide a readily determinable implicit rate.

Lease Payments

Future minimum lease payments for assets under non-cancelable operating lease agreements with original terms of more than one year for the next five years and thereafter are as follows (in thousands):

2024	$5,907
2025	6,333
2026	4,894
2027	3,474
2028	2,671
Thereafter	12,029
Total lease payments	35,308
Less: Imputed interest	(7,683)
Present value of lease liabilities	$27,625

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS
Goodwill consists of the following (in thousands):

	December 31,
	2023	2022
Indefinite life:
Goodwill	$53,986	$49,774
Total indefinite life	$53,986	$49,774

Intangible assets consist of the following (in thousands):

	December 31, 2023			December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable:
Agent relationships	$49,020	$(38,212)	$10,808	$46,140	$(35,409)	$10,731
Trade names	18,598	(12,428)	6,170	18,270	(10,710)	7,560
Developed technology	6,600	(6,194)	406	6,600	(5,990)	610
Other intangibles	1,554	(795)	759	1,544	(619)	925
Net amortizable intangible assets	$75,772	$(57,629)	$18,143	$72,554	$(52,728)	$19,826

Goodwill and the majority of intangible assets on the consolidated balance sheets of the Company were recognized from business acquisition transactions. The fair value measurements were based on significant inputs, such as the Company’s forecasted revenues,

Index
assumed turnover of agent locations, obsolescence assumptions for technology, market discount and royalty rates. These inputs are based on information not observable in the market and represent Level 3 measurements within the fair value hierarchy.

Management believes it has made reasonable estimates and judgments concerning these risks and uncertainties. A change in the conditions, circumstances or strategy of the Company may result in a need to recognize an impairment charge. As a result of the annual impairment tests, the Company determined that goodwill was not impaired as of December 31, 2023 and 2022.

The following table presents the changes in goodwill and intangible assets (in thousands):

	Goodwill	Intangible Assets
Balance at December 31, 2020	$36,260	$20,430
Acquisition of agent locations	—	124
Amortization expense	—	(5,162)
Balance at December 31, 2021	$36,260	$15,392
Acquisition of La Nacional	13,514	8,450
Acquisition of agent locations	—	225
Amortization expense	—	(4,241)
Balance at December 31, 2022	$49,774	$19,826
Measurement period adjustment (Refer to Note 3)	(635)	—
Acquisition of LAN Holdings	4,847	3,200
Amortization expense	—	(4,883)
Balance at December 31, 2023	$53,986	$18,143

Amortization expense related to intangible assets for the next five years and thereafter is as follows (in thousands):

2024	$3,965
2025	3,156
2026	2,521
2027	2,023
2028	1,613
Thereafter	4,865
$18,143

NOTE 10 – WIRE TRANSFERS AND MONEY ORDERS PAYABLE, NET

Wire transfers and money orders payable, net, consisted of the following (in thousands):

	December 31,
	2023	2022
Wire transfers payable, net	$63,212	$55,572
Customer voided wires payable	29,951	27,236
Money orders payable	31,879	29,443
	$125,042	$112,251

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

Index
NOTE 11 – ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Commissions payable to sending agents	$19,873	$19,141
Accrued salaries and benefits	8,094	5,578
Accrued bank charges	1,382	1,644
Lease liability, current portion	4,955	5,258
Accrued other professional fees	1,000	1,169
Accrued taxes	8,613	1,329
Deferred revenue loyalty program	4,771	4,212
Contingent consideration liability	1,158	1,321
Acquisition related liabilities	844	—
Accrued transaction costs	20	134
Other	3,951	2,069
	$54,661	$41,855

The following table shows the changes in the deferred revenue loyalty program liability (in thousands):

Balance, December 31, 2021	$3,391
Revenue deferred during the year	2,936
Revenue recognized during the year	(2,115)
Balance, December 31, 2022	4,212
Revenue deferred during the year	3,230
Revenue recognized during the year	(2,671)
Balance, December 31, 2023	$4,771

NOTE 12 – DEBT
Debt consisted of the following (in thousands):

	December 31,
	2023	2022
Revolving credit facility	$114,000	$76,000
Term loan facility	75,469	80,938
	189,469	156,938
Less: Current portion of long term debt (1)	(7,163)	(4,975)
Less: Debt origination costs	(1,233)	(1,728)
	$181,073	$150,235
(1)Current portion of long-term debt is net of debt origination costs of approximately $0.5 million as of both December 31, 2023 and 2022.

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

Index
In November 2022, the Credit Agreement was amended to replace the London Inter-bank Offered Rate (“LIBOR”) as a benchmark interest rate for loans with the secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”).

In April 2023, the Company amended its A&R Credit Agreement to increase the revolving credit commitments available thereunder from an aggregate of $150.0 million to $220.0 million. The credit commitments are available for general corporate purposes to support the Company’s growth and to fund working capital needs and will be subject to the same interest rate and other terms applicable to the outstanding revolving credit commitments under the A&R Credit Agreement. In addition, as amended, the A&R Credit Agreement provides the Company with a refreshed uncommitted incremental facility which may be utilized for new revolving credit facilities or term loans in an aggregate amount of up to $70.0 million. The amendment was accounted for as a debt modification. The balance of the unamortized debt origination costs in connection with the A&R Credit Agreement and the additional debt origination costs of approximately $0.7 million incurred in connection with this amendment will be amortized over the remaining life of the A&R Credit Agreement using the straight-line method, as it is not significantly different than the effective interest method. Debt origination costs paid to third parties in connection with the amendment were expensed as incurred during the second quarter of 2023.

The unamortized portion of debt origination costs totaled approximately $2.9 million and $3.3 million at December 31, 2023 and 2022, respectively. Amortization of debt origination costs is included as a component of interest expense in the consolidated statements of income and comprehensive income and amounted to approximately $1.1 million, $1.0 million and $0.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

The effective interest rates for the year ended December 31, 2023 for the term loan facility and revolving credit facility were 8.33% and 1.92%, respectively. The effective interest rates for the year ended December 31, 2022 for the term loan facility and revolving credit facility were 4.87% and 1.04%, respectively.

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

Index
The scheduled annual payments of the term loan at December 31, 2023 are as follows (in thousands):

2024	$7,656
2025	8,750
2026	59,063
$75,469

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

The Company’s cash and cash equivalents balances are representative of their fair values as these balances are comprised of deposits available on demand or overnight. The carrying amounts of accounts receivable, agent advances receivable, prepaid wires, accounts payable and wire transfers and money orders payable are representative of their fair values because of the short turnover of these instruments.

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

NOTE 14 – SHARE-BASED COMPENSATION
International Money Express, Inc. Omnibus Equity Compensation Plans

The International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (the “2020 Plan”) provides for the granting of stock-based incentive awards, including stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) to employees, certain service providers and independent directors of the Company. There are approximately 3.7 million shares of the Company’s common stock approved for issuance under the 2020 Plan, which includes 0.4 million shares that were previously subject to awards granted under the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (the “2018 Plan” and together with the 2020 Plan, the “Plans”). Although awards remain outstanding under the 2018 Plan, which was terminated effective June 26, 2020, no additional awards may be granted under the 2018 Plan. As of December 31, 2023, 2.1 million shares remained available for grant of future awards under the 2020 Plan.

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

Share-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The stock options issued under the Plans have 10-year terms and generally vest in four equal annual installments beginning one year after the date of the grant. The Company recognized compensation expense for stock options of approximately $0.5 million, $1.4 million and $2.4 million for the years ended December 31, 2023, 2022 and 2021, respectively, which is included in salaries and benefits in

Index
the consolidated statements of income and comprehensive income. As of December 31, 2023, there were 0.6 million outstanding stock options awarded under the Plans and unrecognized compensation expense of approximately $0.1 million is expected to be recognized over a weighted-average period of 0.5 years.

A summary of the stock option activity during the year ended December 31, 2023 is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2022	711,050	$11.56	6.26	$4.28
Granted	—	$—		$—
Exercised(1)	(111,125)	$11.68		$4.60
Forfeited	(11,250)	$14.07		$6.54
Expired	—	$—		$—
Outstanding at December 31, 2023	588,675	$11.49	5.23	$4.18

Exercisable at December 31, 2023(2)	557,425	$11.43	5.16	$4.09

(1) The aggregate intrinsic value of stock options exercised during the years ended December 31, 2023, 2022 and 2021 was $1.3 million, $7.4 million, and $4.7 million respectively.
(2) The aggregate fair value of all vested/exercisable options outstanding as of December 31, 2023 was $2.3 million, which was determined based on the market value of our stock as of that date.

Restricted Stock Units

The RSUs granted under the 2020 Plan to the Company’s employees or certain service providers generally vest in four equal annual installments beginning one year after the date of the grant, while RSUs issued to the Company’s independent directors vest on the one-year anniversary from the grant date. The Company recognized compensation expense for all RSUs of approximately $2.9 million, $1.8 million and $1.2 million for the years ended December 31, 2023, 2022 and 2021, respectively, which is included in salaries and benefits in the consolidated statements of income and comprehensive income. As of December 31, 2023, unrecognized compensation expense of approximately $5.8 million is expected to be recognized over a weighted-average period of 1.8 years.

A summary of the RSU grant activity during the year ended December 31, 2023 is presented below:

	Number of RSUs	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2022	316,902	$16.58
Granted(1)	246,195	$23.42
Vested (and settled)	(130,137)	$17.52
Forfeited	(56,010)	$19.73
Outstanding (nonvested) at December 31, 2023	376,950	$20.25
(1) The aggregate fair value of all RSUs granted during the year ended December 31, 2023 was approximately $5.8 million, which was determined based on the market value of our stock as of that date.

Share Awards

The Lead Independent Director and Chairs of the Committees of the Board of Directors are granted, in aggregate, $80.5 thousand in awards of fully vested shares of the Company’s common stock, payable on a quarterly basis at the end of each quarter in payment of fees earned in such capacities. During the years ended December 31, 2023, 2022 and 2021, 3,617 and 3,444 and 4,133 fully vested shares, respectively, were granted to the Lead Independent Director and Chairs of the Committees of the Board of Directors. Compensation expense related to the fully vested share awards of $80.5 thousand, $72.3 thousand and $64.0 thousand for the years ended December 31,

Index
2023, 2022 and 2021, respectively, was recorded and included in salaries and benefits in the consolidated statements of income and comprehensive income.

Restricted Stock Awards

The RSAs issued under the 2020 Plan to the Company’s employees generally vest in four equal annual installments beginning one year after the date of grant. The Company recognized compensation expense for RSAs granted of $1.2 million, $0.6 million and $0.3 million for the years ended December 31, 2023, 2022 and 2021, respectively, which is included in salaries and benefits in the consolidated statements of income and comprehensive income. As of December 31, 2023, there was $2.8 million of unrecognized compensation expense related to RSAs, which is expected to be recognized over a weighted-average period of 1.8 years.

A summary of the RSA activity during the year ended December 31, 2023 is presented below:

	Number of RSAs	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2022	159,562	$15.28
Granted(1)	80,402	$25.68
Vested (and settled)	(47,984)	$15.68
Forfeited	—	$—
Outstanding (nonvested) at December 31, 2023	191,980	$19.53
(1) The aggregate fair value of all RSAs granted during the year ended December 31, 2023 was approximately $2.1 million, which was determined based on the market value of our stock as of that date.

Performance Stock Units

PSUs granted under the 2020 Plan to the Company’s employees generally vest subject to attainment of performance criteria during the service period established by the Compensation Committee. Each PSU represents the right to receive one share of common stock, and the actual number of shares issuable upon vesting is determined based upon performance compared to financial performance targets. The PSUs vest based on the achievement of certain revenue and adjusted earnings per share targets for a period of up to three years combined with a service period of three years. Compensation cost is recognized over the requisite service period when it is probable that the performance condition will be satisfied. During the third quarter of 2022, the Company reassessed the probability of vesting for the PSU awards granted in 2021 and determined that it was probable that a higher performance target will be achieved. Therefore, the Company recognized a cumulative catch-up adjustment of approximately $1.1 million as additional compensation expense in the third quarter of 2022 related to the PSUs granted in 2021 (none in 2023). In March 2023, the Compensation Committee determined that the higher performance target was achieved for the PSUs granted in 2021 and approved the incremental grant of PSUs.

The Company recognized compensation expense for PSUs of $3.5 million, $3.2 million and $0.7 million for the years ended December 31, 2023, 2022 and 2021, respectively, which is included in salaries and benefits in the consolidated statements of income and comprehensive income. As of December 31, 2023, there was $3.3 million of unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted-average period of 1.7 years.

A summary of the PSU activity during the year ended December 31, 2023 is presented below:

	Number of PSUs	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2022	300,871	8.63	$17.30
Granted(1)	318,386		$19.49
Vested	(343,000)		$14.17
Forfeited	(28,577)		$23.62
Outstanding (nonvested) at December 31, 2023	247,680	8.73	$23.72
(1) The aggregate fair value of all PSUs granted during the year ended December 31, 2023 was approximately $6.2 million, which was determined based on the market value of our stock as of that date.

Index
NOTE 15 – EQUITY
On August 18, 2021, the Company’s Board of Directors approved a stock repurchase program that authorizes the Company to purchase up to $40.0 million of outstanding shares of the Company’s common stock and which authorization was increased on March 3, 2023 to an additional $100.0 million of its outstanding shares (the (the “Repurchase Program”). Under the Repurchase Program, the Company is authorized to repurchase shares from time to time in accordance with applicable laws, both on the open market and in privately negotiated transactions and may include the use of derivative contracts or structured share repurchase agreements. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of the Company’s common stock and the nature of other investment opportunities. The Repurchase Program may be limited, suspended or discontinued at any time without prior notice. The Repurchase Program does not have an expiration date. The A&R Credit Agreement, as amended, permits the Company to make restricted payments (including share repurchases, among others), (i) without limitation so long as the Consolidated Leverage Ratio (as defined in the A&R Credit Agreement, as amended), as of the then most recently completed four fiscal quarters of the Company, after giving pro forma effect to such restricted payments, is 2.25 to 1.00 or less, (ii) that do not exceed, in the aggregate during any fiscal year, the greater of (x) $23.8 million and (y) 25.00% of Consolidated EBITDA (as defined in the A&R Credit Agreement) for the then most recently completed four fiscal quarters of the Company and (iii) to repurchase Company common stock from current or former employees in an aggregate amount of up to $10.0 million per calendar year.

The Company accounts for purchases of treasury stock under the cost method. Any direct costs incurred to acquire treasury stock are considered stock issue costs and added to the cost of the treasury stock. Separately from the Repurchase Program, on May 5, 2023 and December 12, 2023, the Company entered into separate agreements with SPC Intermex, LP, a related party, for the purchase of 500,000 shares and 670,403 shares, respectively, of the Company’s common stock for a total purchase price of $12.6 million and $13.3 million, respectively, in privately-negotiated transactions, and on December 4, 2023, the Company entered into an agreement with Latin-American Investment Holdings Inc., a related party, for the purchase of 100,000 shares of the Company’s common stock for a total purchase price of $2.1 million, in a privately-negotiated transaction. During the years ended December 31, 2023 and 2022, including the shares previously mentioned, the Company purchased 3,027,768 shares and 2,480,744 shares, respectively, for an aggregate purchase price of $66.3 million and $53.7 million, respectively. As of December 31, 2023, there was $70.7 million available for future share repurchases under the Repurchase Program.

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

Below are basic and diluted earnings per share for the periods indicated (in thousands, except for share data):

	Year Ended December 31,
	2023	2022	2021
Net income for basic and diluted income per common share	$59,515	$57,331	$46,843
Shares:
Weighted-average common shares outstanding – basic	35,604,582	37,733,047	38,474,040
Effect of dilutive securities
RSUs	109,886	112,943	48,077
Stock options	290,830	539,415	532,972
RSAs	58,095	53,620	14,667
PSUs	366,321	186,365	33,694
Weighted-average common shares outstanding – diluted	36,429,714	38,625,390	39,103,450

Earnings per common share - basic	$1.67	$1.52	$1.22
Earnings per common share - diluted	$1.63	$1.48	$1.20

As of December 31, 2023, there were 144.2 thousand RSUs, 58.4 thousand RSAs, and 136.9 thousand PSUs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.

Index
As of December 31, 2022, there were 6.5 thousand stock options and 10.4 thousand RSUs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.

As of December 31, 2021, there were 0.4 million stock options and 35.2 thousand RSUs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.

As discussed in Note 15, during the years ended December 31, 2023 and 2022, the Company purchased 3,027,768 shares and 2,480,744 shares, respectively, for an aggregate purchase price of $66.3 million and $53.7 million, respectively. The effect of these repurchases on the Company’s weighted average shares outstanding for the years ended December 31, 2023 and 2022 was a reduction of 1,154,050 and 876,893 shares, respectively, due to the timing of the repurchases.

NOTE 17 – INCOME TAXES
The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current tax provision:
Federal	$18,590	$14,542	$11,702
State	9,050	5,761	3,824
Foreign	532	148	212
Total Current	28,172	20,451	15,738

Deferred tax (benefit) provision:
Federal	(1,811)	(423)	667
State	(806)	(80)	67
Foreign	(6)	—	—
Total deferred	(2,623)	(503)	734
Total tax provision	$25,549	$19,948	$16,472

A reconciliation between the income tax provision at the U.S. statutory tax rate and the Company’s income tax provision on the consolidated statements of income and comprehensive income is below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Income before income taxes	$85,064	$77,279	$63,315
U.S. statutory tax rate	21%	21%	21%
Income tax expense at statutory rate	17,863	16,229	13,296

State tax expense, net of federal benefit	6,513	4,488	3,073
Foreign tax rates different from U.S. statutory rate	199	233	273
Non-deductible expenses	1,819	1,017	337
Stock Compensation	(1,126)	(1,989)	(499)
Valuation allowances	281	—	—
Other	—	(30)	(8)
Total tax provision	$25,549	$19,948	$16,472

As presented in the income tax reconciliation above, the tax provision recognized on the consolidated statements of income and comprehensive income was impacted by state taxes, non-deductible officer compensation, share-based compensation tax benefits, valuation allowances, and foreign tax rates applicable to the Company’s foreign subsidiaries that are higher or lower than the U.S. statutory rate. The Company is also subject to tax in various U.S. state and foreign jurisdictions. Changes in the annual allocation and apportionment of the Company’s activity amongst these state jurisdictions results in changes to the blended state rate utilized to measure the Company’s deferred tax assets and liabilities.

Index
Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of the Company’s assets and liabilities. The following table outlines the principal components of the deferred tax assets and liabilities (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
U.S. federal and state net operating losses	$3,194	$3,591
Foreign net operating losses	6,452	387
Allowance for credit losses	787	802
Share-based compensation	1,673	1,628
Accrued compensation	851	995
Deferred revenue	1,447	1,179
Lease liabilities	6,470	6,496
Other	1,222	1,143
Total deferred tax assets	22,096	16,221

Deferred tax liabilities
Depreciation	(3,065)	(4,061)
Right-of-use assets	(5,391)	(6,499)
Intangible amortization	(8,284)	(8,844)
Debt origination costs	(224)	(322)
Total deferred tax liabilities	(16,964)	(19,726)

Valuation allowance	(5,791)	(387)

Net deferred tax liability	$(659)	$(3,892)

At December 31, 2023, the Company had pre-tax federal, state and foreign net operating loss carryforwards of approximately $13.8 million, $8.5 million and $32.4 million, respectively, which are available to reduce future taxable income. With certain exceptions, these net operating loss carryforwards will expire from 2030 through 2037 for federal losses, from 2029 through 2042 for state losses, and from 2039 through 2043 for foreign losses. In addition, $28.5 million of the foreign net operating loss carryforwards in our European jurisdictions carryforward indefinitely. Utilization of the Company’s net operating loss carryforwards is subject to an annual limitation under Internal Revenue Code Section 382. The Company has recorded a deferred tax asset for only the portion of its net operating loss carryforward that it expects to realize before expiration.

With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for the years prior to 2020. However, the Company has certain net operating loss carryforwards from tax years 2010 through 2017 that are subject to examination. As of December 31, 2023 and 2022, the Company did not have any amounts accrued for interest and penalties or recorded for uncertain tax positions.

In accordance with criteria under FASB guidance, Income Taxes, a valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. After consideration of all evidence, both positive and negative, management has determined that no valuation allowance is required at December 31, 2023 or 2022 on the Company’s U.S. deferred tax assets. However, a valuation allowance of $5.8 million and $0.4 million as of December 31, 2023 and 2022, respectively, has been recorded on deferred tax assets associated with foreign net operating loss carryforwards. The increase in the valuation allowance of $5.4 million during the year ended December 31, 2023 is primarily related to $30.5 million of foreign net operating loss carryforwards acquired in connection with the LAN Holdings Acquisition (see Note 3). These foreign net operating loss carryforwards are primarily associated with LAN Holdings’ European subsidiaries, which have a history of incurring taxable losses in recent years. Due to this history of recurring losses, the Company has determined that a valuation allowance should be recorded against the deferred tax assets associated with the foreign net operating loss carryforwards until sufficient positive evidence exists to support their future realization.

NOTE 18 – COMMITMENTS AND CONTINGENCIES
Leases

Index
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

Regulatory Requirements

Pursuant to applicable licensing laws, certain domestic and foreign subsidiaries of the Company are required to maintain minimum tangible net worth and liquid assets (eligible securities) to cover the amount outstanding of wire transfers and money orders payable. As of December 31, 2023 and 2022, the Company’s subsidiaries were in compliance with these two requirements.

NOTE 19 – DEFINED CONTRIBUTION PLANS
The Company has two defined contribution plans available to most of its employees, where the Company makes contributions to the plans based on employee contributions. Total employer contribution expense included in salaries and benefits in the consolidated statements of income and comprehensive income was approximately $0.4 million, $0.2 million and $0.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our Chief Executive Officer and President, and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure as of December 31, 2023.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

The internal control over financial reporting of LAN Holdings was excluded from the evaluation of effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 as the entity was acquired in 2023. LAN Holdings’ total assets constituted approximately 3% of the Company’s total assets as of December 31, 2023 and represented approximately 2% and less than 1% of the Company’s revenue and net income, respectively, for the year then ended.

Based on the results of its evaluation, the Company’s management has concluded that as of December 31, 2023, the Company’s internal control over financial reporting was effective.

BDO USA, P.C., the independent registered public accounting firm which audits our financial statements, has audited our internal control over financial reporting as of December 31, 2023 and has expressed an unqualified opinion thereon as stated in their report that is included on Item 9. “Report of Independent Registered Public Accounting Firm,” on page 76 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Index
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
Miami, Florida

Opinion on Internal Control Over Financial Reporting

We have audited International Money Express, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

As indicated in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of LAN Holdings, Corp. (“LAN Holdings”), which was acquired in 2023, and which is included in the consolidated balance sheet of the Company as of December 31, 2023, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. LAN Holdings constituted approximately 3% of total assets as of December 31, 2023, and approximately 2% and less than 1% of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of LAN Holdings because it was acquired in 2023. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of LAN Holdings.

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

/s/ BDO USA, P.C.

Miami, Florida
February 28, 2024

Index
ITEM 9B.    OTHER INFORMATION
During the quarter ended December 31, 2023, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Index
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required under this Item will be contained in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year ended December 31, 2023 (the “Proxy Statement”), which information is incorporated by reference herein.

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

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued under all of our equity compensation plans as of December 31, 2023, which included: the International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (“2020 Plan”) and the International Money Express, Inc. 2020 Employee Stock Purchase Plan (the “ESPP”), each of which was approved by the Company’s stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,405,285	(1)	$4.80	2,802,227	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	1,405,285		$4.80	2,802,227

(1)This number includes the following: 464,925 shares subject to outstanding awards granted under the 2018 Plan, all of which were subject to outstanding options awards. This number also includes 940,360 shares subject to outstanding awards granted under the 2020 Plan, of which 123,750 shares were subject to outstanding options awards, 376,950 shares were subject to outstanding RSU awards, 191,980 shares were subject to outstanding RSA awards, and 247,680 shares were subject to outstanding PSU awards.

(2)Represents 2,052,227 shares available for issuance under the 2020 Plan and 750,000 shares available for issuance under the ESPP.

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
2.The exhibits listed in the "Exhibit Index" attached to this Annual Report on Form 10-K.
EXHIBIT INDEX

Exhibit No.	Document

3.1**	Second Amended and Restated Certificate of Incorporation of the Company, dated July 26, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

3.2**	Second Amended and Restated Bylaws of the Company, effective as of July 26, 2018 (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

4.1**	Description of Securities (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K Filed on March 11, 2020).

10.1(a)**	Amended and Restated Credit Agreement, dated as of June 24, 2021, by and among International Money Express, Inc., as Holdings, International Money Express Sub 2, LLC, as Intermediate Holdings, Intermex Holdings, Inc., as the Term Borrower, Intermex Wire Transfer, LLC, as the Revolver Borrower, the other guarantors from time to time party thereto, the lenders from time to time party thereto and KeyBank National Association, as the Administrative Agent and L/C Issuer. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 28, 2021)

10.1(b)**	First Amendment Agreement, dated as of November 10, 2022, by and among International Money Express, Inc., as Holdings, International Money Express Sub 2, LLC, as Intermediate Holdings, Intermex Holdings, Inc., as the Term Borrower, Intermex Wire Transfer, LLC, as the Revolver Borrower, the other guarantors from time to time party thereto, the lenders from time to time party thereto and KeyBank National Association, and KeyBank National Association, as the Administrative Agent. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 14, 2022).

10.1(c)**
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

10.2(a)**†
International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.3(a) to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.2(b)**†	Amendment to 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3(b) to the Registrant’s Annual Report on Form 10-K filed on March 15, 2023).

10.3**†
Form of Nonqualified Stock Option Agreement pursuant to the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.4(b) to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

10.4**†
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

10.6**†
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

10.8**†
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

10.10**†
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

10.14**†
Form of PSU Agreement (Robert Lisy) pursuant to the International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2023).

10.15**†
Amended and Restated Employment Agreement by and between Robert Lisy and Intermex Holdings, Inc., dated as of November 15, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2021).

10.16**†
Employment Agreement by and between Andras Bende and the Company, dated as of December 7, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2020).

10.17**†
Amended Employment Agreement effective as of October 1, 2023, between Randall Nilsen and the Company (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 7, 2023).

10.18(a)**†
Employment Agreement dated September 23, 2019, between Joseph Aguilar and the Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed On October 3, 2019).

10.18(b)**†
Amendment to Employment Agreement effective as of January 16, 2023, between Joseph Aguilar and the Company (incorporated by reference to Exhibit 10.19(b) to the Registrant’s Annual Report on Form 10-K filed on March 15, 2023).

10.19(a)*†	Employment Agreement, dated March 1, 2021, between Christopher Hunt and International Money Express, Inc.

10.19(b)*†	Amendment to Employment Agreement, effective April 20, 2023, between Christopher Hunt and International Money Express, Inc.

10.20**†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018 (File No. 333-226948)).

21.1*	Subsidiaries of the registrant

23.1*	Consent of BDO USA, P.C.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Chief Executive Officer

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Chief Financial Officer

32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Policy Regarding the Mandatory Recovery of Compensation

101*
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, are formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Audited Consolidated Balance Sheets, (ii) the Audited Consolidated Statements of Income and Comprehensive Income, (iii) the Audited Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Audited Consolidated Statements of Cash Flows, and (v) the Notes to Audited Consolidated Financial Statements.

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL and contained in Exhibit 101.

†Management contract or compensatory plan or arrangement.
*Filed herewith.
**Previously filed.
#    Furnished herewith.

Index
ITEM 16.    FORM 10-K SUMMARY
None.

Index
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Money Express, Inc. (Registrant)

February 28, 2024	By:	/s/ Robert Lisy
Robert Lisy
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Lisy	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	February 28, 2024
Robert Lisy

/s/ Andras Bende	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2024
Andras Bende

/s/ Debra Bradford	Director	February 28, 2024
Debra Bradford

/s/ Bernardo Fernández	Director	February 28, 2024
Bernardo Fernández

/s/ Adam Godfrey	Director	February 28, 2024
Adam Godfrey

/s/ Karen Higgins-Carter	Director	February 28, 2024
Karen Higgins-Carter

/s/ Laura Maydón	Director	February 28, 2024
Laura Maydón

/s/ Michael Purcell	Lead Independent Director	February 28, 2024
Michael Purcell

/s/ John Rincon	Director	February 28, 2024
John Rincon

/s/ Justin Wender	Director	February 28, 2024
Justin Wender