Form 10-Q
period 2024-03-31
International Money Express, Inc.
filed 2024-05-08
CIK 1683695

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File No. 001-37986

INTERNATIONAL MONEY EXPRESS, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-4219082
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9100 South Dadeland Blvd. Suite 1100 Miami, Florida	33156
(Address of Principal Executive Offices)	(Zip Code)

(305) 671-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock ($0.0001 par value)	IMXI	Nasdaq Capital Market
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒
As of May 3, 2024, there were 32,639,939 shares of the registrant’s common stock, $0.0001 par value per share, outstanding. The registrant has no other class of common stock outstanding.

Index
INTERNATIONAL MONEY EXPRESS, INC.

Index

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act, as amended, which reflect our current views with respect to certain events that are not historical facts but could have an effect on our future performance, including but without limitation, statements regarding our plans, objectives, financial performance, business strategies, projected results of operations, and expectations of the Company.
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
•our ability to successfully execute, manage, integrate and obtain the anticipated financial benefits of key acquisitions and mergers;
•the ability of our risk management and compliance policies, procedures and systems to mitigate risk related to transaction monitoring;
•consumer fraud and other risks relating to the authenticity of customers’ orders or the improper or illegal use of our services by consumers or sending agents;
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
•our ability to maintain compliance with applicable laws and regulatory requirements, including those intended to prevent use of our money remittance services for criminal activity, those related to data and cyber-security protection, and those related to new business initiatives;
•enforcement actions and private litigation under regulations applicable to the money remittance services;
•changes in immigration laws and their enforcement;
•changes in tax laws in the countries in which we operate;
•our ability to protect intellectual property rights;
•our ability to satisfy our debt obligations and remain in compliance with our credit facility requirements;
•the use of third-party vendors and service providers;
•weakness in U.S. or international economic conditions; and

Index
•other economic, business and/or competitive factors, risks and uncertainties, including those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in our Annual Report on Form 10-K for the year ended December 31, 2023, as well as any additional factors that may be described in our other filings with the SEC from time to time.
All forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
4

Index
PART 1 – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	March 31, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$218,795	$239,203
Accounts receivable, net	149,054	155,237
Prepaid wires, net	23,985	28,366
Prepaid expenses and other current assets	9,916	10,068
Total current assets	401,750	432,874

Property and equipment, net	42,532	31,656
Goodwill	53,986	53,986
Intangible assets, net	17,130	18,143
Other assets	33,304	40,153
Total assets	$548,702	$576,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net	$7,710	$7,163
Accounts payable	40,294	36,507
Wire transfers and money orders payable, net	137,137	125,042
Accrued and other liabilities	53,477	54,661
Total current liabilities	238,618	223,373
Long-term liabilities:
Debt, net	150,508	181,073
Lease liabilities, net	21,190	22,670
Deferred tax liability, net	158	659
Total long-term liabilities	171,856	204,402

Commitments and contingencies, see Note 16

Stockholders’ equity:
Common stock $0.0001 par value; 200,000,000 shares authorized, 40,010,435 and 39,673,271 shares issued and 33,035,925 and 33,823,237 shares outstanding as of March 31, 2024 and December 31, 2023, respectively, and Preferred stock $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding	4	4
Additional paid-in capital	76,339	75,686
Retained earnings	210,755	198,649
Accumulated other comprehensive income	117	262
Treasury stock, at cost; 6,974,510 and 5,850,034 shares as of March 31, 2024 and December 31, 2023, respectively	(148,987)	(125,564)
Total stockholders’ equity	138,228	149,037
Total liabilities and stockholders’ equity	$548,702	$576,812
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except for share data, unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Wire transfer and money order fees, net	$126,921	$124,450
Foreign exchange gain, net	20,346	19,168
Other income	3,145	1,746
Total revenues	150,412	145,364

Operating expenses:
Service charges from agents and banks	97,934	96,117
Salaries and benefits	18,106	16,168
Other selling, general and administrative expenses	11,558	11,337
Depreciation and amortization	3,228	2,903
Total operating expenses	130,826	126,525

Operating income	19,586	18,839

Interest expense	2,702	2,192

Income before income taxes	16,884	16,647

Income tax provision	4,778	4,885

Net income	12,106	11,762

Other comprehensive (loss) income	(145)	182

Comprehensive income	$11,961	$11,944

Earnings per common share:
Basic	$0.36	$0.32
Diluted	$0.35	$0.31

Weighted-average common shares outstanding:
Basic	33,675,441	36,480,972
Diluted	34,188,814	37,361,953

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except for share data, unaudited)

	Three Months Ended March 31, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	39,673,271	$4	(5,850,034)	$(125,564)	$75,686	$198,649	$262	$149,037
Net income	—	—	—	—	—	12,106	—	12,106
Issuance of common stock:
Exercise of stock options	86,034	—	—	—	(616)	—	—	(616)
Other stock awards, net of shares withheld for taxes	250,219	—	—	—	(884)	—	—	(884)
Fully vested shares	911	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2,153	—	—	2,153
Adjustment from foreign currency translation, net	—	—	—	—	—	—	(145)	(145)
Acquisition of treasury stock, at cost	—	—	(1,124,476)	(23,423)	—	—	—	(23,423)
Balance, March 31, 2024	40,010,435	$4	(6,974,510)	$(148,987)	$76,339	$210,755	$117	$138,228

	Three Months Ended March 31, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	39,453,236	$4	(2,822,266)	$(59,300)	$70,210	$139,134	$(142)	$149,906
Net income	—	—		—	—	11,762	—	11,762
Issuance of common stock:
Exercise of stock options	57,250	—	—	—	723	—	—	723
Other stock awards, net of shares withheld for taxes	44,905	—	—	—	(834)	—	—	(834)
Fully vested shares	826	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1,698	—	—	1,698
Adjustment from foreign currency translation, net	—	—	—	—	—	—	182	182
Acquisition of treasury stock, at cost	—	—	(316,459)	(7,584)	—	—	—	(7,584)
Balance, March 31, 2023	39,556,217	$4	(3,138,725)	$(66,884)	$71,797	$150,896	$40	$155,853
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$12,106	$11,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,228	2,903
Share-based compensation	2,153	1,698
Provision for credit losses	1,595	785
Debt origination costs amortization	301	246
Deferred income tax benefit, net	(502)	(623)
Non-cash lease expense	1,802	2,064
Loss on disposal of property and equipment	400	398
Total adjustments	8,977	7,471
Changes in operating assets and liabilities:
Accounts receivable, net	4,485	26,432
Prepaid wires, net	4,518	(15,433)
Prepaid expenses and other assets	5,347	3,217
Wire transfers and money orders payable, net	11,821	(21,593)
Lease liabilities	(1,355)	(2,473)
Accounts payable and accrued and other liabilities	2,337	(8,225)
Net cash provided by operating activities	48,236	1,158

Cash flows from investing activities:
Purchases of property and equipment	(13,480)	(2,119)
Net cash used in investing activities	(13,480)	(2,119)

Cash flows from financing activities:
Repayments of term loan facility	(1,641)	(1,094)
Borrowings under revolving credit facility, net	(28,500)	(55,000)
Proceeds from exercise of stock options	98	723
Payments for stock-based awards	(1,598)	(834)
Repurchases of common stock	(23,423)	(7,584)
Net cash used in financing activities	(55,064)	(63,789)

Effect of exchange rate changes on cash and cash equivalents	(100)	710

Net decrease in cash and cash equivalents	(20,408)	(64,040)

Cash and cash equivalents, beginning of period	239,203	149,493

Cash and cash equivalents, end of period	$218,795	$85,453
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands, unaudited)

	Three Months Ended March 31,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,405	$2,001
Cash paid for income taxes	$4,120	$145

Supplemental disclosure of non-cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$87	$552

Supplemental disclosure of non-cash financing activities:
Issuance of common stock for cashless exercise of options	$3,220	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BUSINESS AND ACCOUNTING POLICIES
International Money Express, Inc. (the “Company” or “us” or “we”) operates as a money transmitter between the United States of America (“United States” or “U.S.”), Canada, Spain, Italy and Germany primarily to Mexico, Guatemala and other countries in Latin America, Africa and Asia through a network of authorized agents located in various unaffiliated retail establishments and 120 Company-operated stores throughout those jurisdictions.

The accompanying condensed consolidated financial statements of the Company include International Money Express, Inc. and other entities in which the Company has a controlling financial interest. All significant inter-company balances and transactions have been eliminated from the condensed consolidated financial statements. The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

The Company’s interim condensed consolidated financial statements and related notes are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. The results reported in these interim condensed consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. Certain information and footnote disclosures required by GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Concentrations

The Company maintains certain of its cash balances in various U.S. banks, which at times, may exceed federally insured limits. The Company has not incurred any losses on these accounts. In addition, the Company maintains various bank accounts in Mexico, Guatemala, Canada, the Dominican Republic, Spain and Italy and short-term investment accounts in Mexico, which may not be fully insured. During the three months ended March 31, 2024, the Company has not incurred any losses on these uninsured foreign bank accounts.

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

Index
NOTE 2 – ACQUISITIONS
LAN Holdings, Corp.
On April 5, 2023, the Company completed the acquisition of 100% of the voting interest of LAN Holdings, Corp. ("LAN Holdings"). LAN Holdings provides the Company the opportunity to enter into markets in which it did not have a presence previously, such as the ability to provide outbound remittance services from Spain, Italy, and Germany.

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

The following table summarizes the fair values of consideration transferred and identifiable net assets acquired in the LAN Acquisition on April 5, 2023, the measurement period adjustments in the three months ended March 31, 2024 and the fair values of consideration transferred and identifiable net assets acquired as of March 31, 2024.

	April 5, 2023 (As initially reported)	Measurement Period Adjustments	March 31, 2024 (As Adjusted)
Assets acquired:
Cash and cash equivalents	4,721	—	4,721
Accounts receivable	3,643	—	3,643
Prepaid wires	4,613	—	4,613
Prepaid expenses and other current assets	353	—	353
Property and equipment	351	—	351
Intangible assets	3,200	—	3,200
Other assets	877	—	877
Total identifiable assets acquired	17,758	—	17,758

Liabilities assumed:
Accounts payable	(1,010)	—	(1,010)
Wire transfers and money orders payable	(6,645)	—	(6,645)
Accrued and other liabilities	(747)	(689)	(1,436)
Lease liabilities	(758)	—	(758)
Deferred tax liability	(91)	—	(91)
Total liabilities assumed	(9,251)	(689)	(9,940)

Net identifiable assets acquired	8,507	(689)	7,818
Consideration transferred	13,354	—	13,354
Goodwill	4,847	689	5,536

Index
NOTE 3 – REVENUES
The Company recognized revenues from contracts with customers, sending agents and others for the three months ended March 31, 2024 and 2023, as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Wire transfer and money order fees	$127,484	$125,007
Discounts and promotions	(563)	(557)
Wire transfer and money order fees, net	126,921	124,450
Foreign exchange gain, net	20,346	19,168
Other income	3,145	1,746
Total revenues	$150,412	$145,364

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

The Company also offers several other services, including money orders, and check cashing through its sending agents and corporate-operated stores, for which revenue is derived from a fee per transaction. For substantially all of the Company’s revenues, the Company acts as principal in the transactions and reports revenue on a gross basis, because the Company controls the service at all times prior to transfer to the customer, is primarily responsible for fulfilling the customer contracts, has the risk of loss and has the ability to establish transaction prices.

Wire transfers and money order fees include money order fees of $0.6 million for both the three months ended March 31, 2024 and 2023, respectively.

NOTE 4 – ACCOUNTS RECEIVABLE AND AGENT ADVANCES RECEIVABLE, NET OF ALLOWANCE
Accounts Receivable

Accounts receivable represents primarily outstanding balances from sending agents for pending wire transfers or money orders from our customers. The outstanding balance of accounts receivable, net of allowance for credit losses, consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Accounts receivable	$151,668	$157,847
Allowance for credit losses	(2,614)	(2,610)
Accounts receivable, net	$149,054	$155,237

Index
Agent Advances Receivable
Agent advances receivable, net of allowance for credit losses, from sending agents is as follows (in thousands):

	March 31, 2024	December 31, 2023
Agent advances receivable, current	$2,339	$1,596
Allowance for credit losses	(145)	(82)
Net current	$2,194	$1,514

Agent advances receivable, long-term	$3,248	$2,999
Allowance for credit losses	(171)	(102)
Net long-term	$3,077	$2,897

The net current portion of agent advances receivable is included in prepaid expenses and other current assets (see Note 5), and the net long-term portion is included in other assets in the condensed consolidated balance sheets. At March 31, 2024 and December 31, 2023, there were $5.6 million and $4.6 million, respectively, of agent advances receivable collateralized by personal guarantees from sending agents and assets from their businesses in case of a default by the agent.

The maturities of agent advances receivable at March 31, 2024 are as follows (in thousands):

Outstanding Balance
Under 1 year	$2,339
Between 1 and 2 years	2,565
More than 2 years	683
Total	$5,587

Allowance for Credit Losses

The changes in the allowance for credit losses related to accounts receivable and agent advances receivable are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$2,794	$2,648
Provision	1,595	785
Charge-offs	(1,847)	(1,008)
Recoveries	458	232
Other	(70)	—
Ending Balance	$2,930	$2,657

The allowance for credit losses allocated by financial instrument category is as follows (in thousands):

	March 31, 2024	December 31, 2023
Accounts receivable	$2,614	$2,610
Agent advances receivable	316	184
Allowance for credit losses	$2,930	$2,794

Index

NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid insurance	$807	$1,205
Prepaid fees and services	2,037	2,299
Agent incentives advances	2,015	1,692
Agent advances receivable, net of allowance	2,194	1,514
Prepaid income taxes	240	747
Tenant allowance	1,621	1,621
Prepaid expenses and other current assets	1,002	990
	$9,916	$10,068

Other assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Revolving credit facility origination fees	$1,515	$1,692
Agent incentives advances	3,787	3,372
Agent advances receivable, net of allowance	3,077	2,897
Right-of-use assets, net	20,606	22,100
Funds held by seized banking entities, net of allowance	1,928	1,890
Fixed assets in process	480	6,358
Other assets	1,911	1,844
	$33,304	$40,153

As of March 31, 2024 and December 31, 2023, fixed assets in process included approximately $0.3 million and $6.1 million, respectively, in capital expenditures related to lease hold improvements and other assets in connection with our new headquarters (see Note 7).

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

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
Goodwill and the majority of intangible assets on the condensed consolidated balance sheets of the Company were recognized from business acquisitions. Intangible assets on the condensed consolidated balance sheets of the Company consist of agent relationships, trade names, developed technology and other intangible assets. Agent relationships, trade names and developed technology are amortized over their estimated useful lives of up to 15 years using an accelerated method that correlates with the projected realization of the benefit. The agent relationships intangible represents the network of independent sending agents; trade names refers to the Intermex, La Nacional and I-Transfer names, branded on all applicable agent locations and well recognized in the market; and developed technology includes the state-of-the-art system that the Company has continued to develop and improve over the past 20 years. Other intangible assets relate to the acquisition of Company-operated stores, which are amortized on a straight line basis over 10 years, and non-competition agreements, which are amortized over the length of the agreement, typically 5 years. The determination of our intangible fair values includes several assumptions that are subject to various risks and uncertainties. Management believes it has made reasonable estimates and judgments concerning these risks and uncertainties, and no impairment charges were determined necessary to be recognized during the three months ended March 31, 2024.

Index

The following table presents the changes in goodwill and intangible assets (in thousands):

	Goodwill	Intangibles
Balance at December 31, 2023	$53,986	$18,143
Measurement period adjustment (Refer to Note 2)	—	—
Amortization expense	—	(1,013)
Balance at March 31, 2024	$53,986	$17,130

Amortization expense related to intangible assets for the remainder of 2024 and thereafter is as follows (in thousands):

2024	$2,952
2025	3,156
2026	2,521
2027	2,023
2028	1,613
Thereafter	4,865
$17,130

NOTE 7 – LEASES
To conduct certain of our operations, the Company is a party to leases for office space, warehouses and Company-operated store locations. In December 2022, the Company entered into a lease agreement, which expires in 2033, for its new headquarters to accommodate its growing workforce. The new lease agreement provides for the Company to receive a tenant allowance amounting to approximately $3.8 million through the construction period, out of which $2.2 million has been disbursed through March 31, 2024. Also, the Company will commence making monthly lease payments on November 1, 2024. Such tenant allowance has been recorded within prepaid expenses and other current assets in the condensed consolidated balance sheets.

The presentation of right-of-use assets and lease liabilities in the condensed consolidated balance sheets is as follows (in thousands):

Leases	Classification	March 31, 2024	December 31, 2023
Assets
Right-of-use assets	Other assets(1)	$20,606	$22,100
Total leased assets		$20,606	$22,100

Liabilities
Current
Operating	Accrued and other liabilities	$5,378	$4,955
Noncurrent
Operating	Lease liabilities	21,190	22,670
Total Lease liabilities		$26,568	$27,625
(1) Operating right-of-use assets are recorded net of accumulated amortization of $11.4 million and $10.0 million as of March 31, 2024 and December 31, 2023, respectively.
Lease expense for the three months ended March 31, 2024 and 2023, was as follows (in thousands):

Index

		Three Months Ended March 31,
Lease Cost	Classification	2024	2023
Operating lease cost	Other selling, general and administrative expenses	$1,802	$2,064

As of March 31, 2024 and December 31, 2023, the Company’s weighted-average remaining lease terms on its operating leases is 6.6 and 6.7 years, and the Company’s weighted-average discount rate is 6.10% and 6.06%, respectively, which is the Company’s incremental borrowing rate. The Company used its incremental borrowing rate for all leases, as none of the Company’s lease agreements provide a readily determinable implicit rate.

Lease Payments

Future minimum lease payments for assets under non-cancelable operating lease agreements with original terms of more than one year are as follows (in thousands):

2024	$4,340
2025	6,337
2026	4,905
2027	3,472
2028	2,670
Thereafter	12,029
Total lease payments	33,753
Less: Imputed interest	(7,185)
Present value of lease liabilities	$26,568

NOTE 8 – WIRE TRANSFERS AND MONEY ORDERS PAYABLE, NET
Wire transfers and money orders payable, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Wire transfers payable, net	$72,736	$63,212
Customer voided wires payable	30,668	29,951
Money orders payable	33,733	31,879
	$137,137	$125,042

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

Index
NOTE 9 – ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Commissions payable to sending agents	$18,490	$19,873
Accrued salaries and benefits	7,312	8,094
Accrued bank charges	1,407	1,382
Lease liability, current portion	5,378	4,955
Accrued other professional fees	753	1,000
Accrued taxes	9,351	8,613
Deferred revenue loyalty program	4,781	4,771
Contingent consideration liability	1,158	1,158
Acquisition related liabilities	844	844
Other	4,003	3,971
	$53,477	$54,661

The following table shows the changes in the deferred revenue loyalty program liability (in thousands):

Balance, December 31, 2023	$4,771
Revenue deferred during the period	682
Revenue recognized during the period	(672)
Balance, March 31, 2024	$4,781

NOTE 10 – DEBT
Debt consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Revolving credit facility	$85,500	$114,000
Term loan facility	73,828	75,469
	159,328	189,469
Less: Current portion of long-term debt (1)	(7,710)	(7,163)
Less: Debt origination costs	(1,110)	(1,233)
	$150,508	$181,073
(1)Current portion of long-term debt is net of debt origination costs of approximately $0.5 million as of both March 31, 2024 and December 31, 2023, respectively.

The Company and certain of its domestic subsidiaries as borrowers and the other guarantors from time to time party thereto (collectively, the “Loan Parties”) maintain an Amended and Restated Credit Agreement (as amended the “A&R Credit Agreement”) with a group of banking institutions. The A&R Credit Agreement provides for a $220.0 million revolving credit facility, an $87.5 million term loan facility and an uncommitted incremental facility, which may be utilized for additional revolving or term loans, of up to $70.0 million. The A&R Credit Agreement also provides for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The proceeds of the term loan were used to refinance the existing term loan facility under the Company’s previous credit agreement, and the revolving credit facility is available for working capital, general corporate purposes and to pay fees and expenses in connection with this transaction. The maturity date of the A&R Credit Agreement is June 24, 2026.

The unamortized portion of debt origination costs totaled approximately $2.6 million and $2.9 million at March 31, 2024 and December 31, 2023, respectively. Amortization of debt origination costs is included as a component of interest expense in the condensed consolidated statements of income and comprehensive income and amounted to approximately $0.3 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively.

At the election of the Company, interest on the term loan facility and revolving loans under the A&R Credit Agreement may be determined by reference to the secured overnight financing rate as administered by the Federal Reserve Bank of New York ("SOFR") plus an index

Index
adjustment of 0.10% and an applicable margin ranging between 2.50% and 3.00% based upon the Company’s consolidated leverage ratio, as calculated pursuant to the terms of the A&R Credit Agreement. Loans (other than Term Loans, as defined in the A&R Credit Agreement), may also bear interest at the Base Rate (as defined in the A&R Credit Agreement), plus an applicable margin ranging between 1.50% and 2.00% based upon the Company’s consolidated leverage ratio, as so calculated. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum.

The effective interest rates for the term loan facility and revolving credit facility were 8.70% and 1.93%, respectively, for the three months ended March 31, 2024, and 7.75% and 1.74%, respectively, for the three months ended March 31, 2023.

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

The Company’s financial liabilities include its revolving credit facility and term loan facility. The fair value of the term loan facility, which approximates book value, is estimated by discounting the future cash flows using a current market interest rate (Level 3). The estimated fair value of the revolving credit facility would approximate face value given the payment schedule and interest rate structure, which approximates current market interest rates.

Index

NOTE 12 – SHARE-BASED COMPENSATION
International Money Express, Inc. Omnibus Equity Compensation Plans

The International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (the “2020 Plan”) provides for the granting of stock-based incentive awards, including stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) to employees, certain service providers and independent directors of the Company. There are 3.7 million shares of the Company’s common stock approved for issuance under the 2020 Plan, which includes 0.4 million shares that were previously subject to awards granted under the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (the “2018 Plan” and together with the 2020 Plan, the “Plans”). Although awards remain outstanding under the 2018 Plan, which was terminated effective June 26, 2020, no additional awards may be granted under the 2018 Plan. As of March 31, 2024, 1.6 million shares remained available for future awards under the 2020 Plan.

Stock Options

Share-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The stock options issued under the Plans have 10-year terms and generally vest in four equal annual installments beginning one year after the date of the grant. The Company recognized compensation expense for stock options of approximately $44.4 thousand and $139.9 thousand for the three months ended March 31, 2024 and 2023, respectively, which are included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. As of March 31, 2024, unrecognized compensation expense related to stock options of approximately $42.4 thousand is expected to be recognized over a weighted-average period of 0.2 years.

A summary of stock option activity under the Plans during the three months ended March 31, 2024 is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2023	588,675	$11.49	5.23	$4.18
Granted	—	$—		$—
Exercised(1)	(278,750)	$11.90		$4.48
Forfeited	—	$—		$—
Expired	(375)	$9.91		$3.43
Outstanding at March 31, 2024	309,550	$11.11	4.74	$3.91

Exercisable at March 31, 2024(2)	278,300	$10.96	4.57	$3.70
(1) The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2024 was approximately $2.4 million.
(2) The aggregate fair value of all vested/exercisable options outstanding as of March 31, 2024 was $1.0 million, which was determined based on the market value of our stock as of that date.

Restricted Stock Units

The RSUs granted under the 2020 Plan to the Company’s employees or certain service providers generally vest in four equal annual installments beginning one year after the date of the grant, while RSUs issued to the Company’s independent directors vest on the one-year anniversary from the grant date. The Company recognized compensation expense for all RSUs of approximately $1.0 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively, which are included in salaries and benefits in the condensed

Index
consolidated statements of income and comprehensive income. As of March 31, 2024, unrecognized compensation expense related to RSUs of approximately $8.0 million is expected to be recognized over a weighted-average period of 2.1 years.

A summary of RSU activity during the three months ended March 31, 2024 is presented below:

	Number of RSUs	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2023	376,950	$20.25
Granted(1)	178,304	$21.27
Vested (and settled)	(96,967)	$19.11
Forfeited	(27,381)	$20.59
Outstanding (nonvested) at March 31, 2024	430,906	$20.91
(1) The aggregate fair value of all RSUs granted during the three months ended March 31, 2024 was approximately $3.8 million.

Share Awards

During the three months ended March 31, 2024 and 2023, 911 and 826 fully vested shares, respectively, were granted to the Lead Independent Director and Chairs of the Committees of the Board of Directors. The Company recognized compensation expense for the share awards of $20.1 thousand for both the three months ended March 31, 2024 and 2023, respectively, which are recorded and included in salaries and benefits in the condensed consolidated statements of income and comprehensive income.

Restricted Stock Awards

The RSAs issued under the 2020 Plan to the Company’s employees generally vest in four equal annual installments beginning one year after the date of grant. The Company recognized compensation expense for RSAs granted of $0.4 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively, which is included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. As of March 31, 2024, there was $4.5 million of unrecognized compensation expense related to RSAs, which is expected to be recognized over a weighted-average period of 2.0 years.

A summary of RSA activity during the three months ended March 31, 2024 is presented below:

	Number of RSAs	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2023	191,980	$19.53
Granted(1)	98,731	$21.27
Vested (and settled)	(64,859)	$18.31
Forfeited	—	$—
Outstanding (nonvested) at March 31, 2024	225,852	$20.64
(1) The aggregate fair value of all RSAs granted during the three months ended March 31, 2024 was approximately $2.1 million.

Performance Stock Units

PSUs granted under the 2020 Plan to the Company’s employees generally vest subject to attainment of performance criteria during the service period established by the Compensation Committee. Each PSU represents the right to receive one share of common stock, and the actual number of shares issuable upon vesting is determined based upon performance compared to financial performance targets. The PSUs vest based on the achievement of certain adjusted earnings per share targets for a period of up to three years combined with a service period of three years. Compensation cost is recognized over the requisite service period when it is probable that the performance condition will be satisfied.

The Company recognized compensation expense for PSUs of $0.7 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively, which is included in salaries and benefits in the condensed consolidated statements of income and comprehensive

Index
income. As of March 31, 2024, there was $6.7 million of unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted-average period of 2.1 years.

A summary of PSU activity during the three months ended March 31, 2024 is presented below:

	Number of PSUs	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2023	247,680	8.73	$23.72
Granted(1)	215,197		$19.55
Vested	—		$—
Forfeited	(4,508)		$25.09
Outstanding (nonvested) at March 31, 2024	458,369	9.03	$21.75
(1) The aggregate fair value of all PSUs granted during the three months ended March 31, 2024 was approximately $4.2 million.

NOTE 13 – EQUITY
On August 18, 2021, the Company’s Board of Directors approved a stock repurchase program that authorizes the Company to purchase up to $40.0 million of outstanding shares of the Company’s common stock and which was increased on March 3, 2023 to an additional $100.0 million of its outstanding shares (the “Repurchase Program”). Under the Repurchase Program, the Company is authorized to repurchase shares from time to time in accordance with applicable laws, both on the open market and in privately negotiated transactions and may include the use of derivative contracts or structured share repurchase agreements. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of the Company’s common stock and the nature of other investment opportunities. The Repurchase Program may be limited, suspended or discontinued at any time without prior notice. The Repurchase Program does not have an expiration date. The A&R Credit Agreement, as amended, permits the Company to make restricted payments (including share repurchases, among others), (i) without limitation so long as the Consolidated Leverage Ratio (as defined in the A&R Credit Agreement, as amended), as of the then most recently completed four fiscal quarters of the Company, after giving pro forma effect to such restricted payments, is 2.25:1.00 or less, (ii) that do not exceed, in the aggregate during any fiscal year, the greater of (x) $23.8 million and (y) 25.00% of Consolidated EBITDA (as defined in the A&R Credit Agreement) for the then most recently completed four fiscal quarters of the Company and (iii) to repurchase Company common stock from current or former employees in an aggregate amount of up to $10.0 million per calendar year.

The Company accounts for purchases of treasury stock under the cost method. Any direct costs incurred to acquire treasury stock are considered stock issue costs and added to the cost of the treasury stock. Separately from the Repurchase Program, on March 11, 2024 the Company entered into an agreement with Robert W. Lisy, the Company's Chief Executive Officer, President and Chairman of the Board of Directors, for the purchase of 175,000 shares of the Company's common stock for a total purchase price of $3.3 million, in a privately-negotiated transaction. During the three months ended March 31, 2024 and 2023, including the shares previously mentioned, the Company purchased 1,124,476 shares and 316,459 shares, respectively, for an aggregate purchase price of $23.4 million and $7.6 million, respectively. As of March 31, 2024, there was $50.7 million available for future share repurchases under the Repurchase Program.

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

Below are basic and diluted earnings per share for the periods indicated (in thousands, except for share data):

Index

	Three Months Ended March 31,
	2024	2023

Net income	$12,106	$11,762

Shares:
Weighted-average common shares outstanding – basic	33,675,441	36,480,972
Effect of dilutive securities
RSUs	113,534	140,639
Stock options	237,985	335,866
RSAs	58,380	71,206
PSUs	103,474	333,270
Weighted-average common shares outstanding – diluted	34,188,814	37,361,953

Earnings per common share – basic	$0.36	$0.32
Earnings per common share – diluted	$0.35	$0.31

As of March 31, 2024, there were 77.9 thousand PSUs, 202.8 thousand RSUs and 108.3 thousand RSAs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.

As of March 31, 2023, there were 45.5 thousand RSUs, 25.1 thousand RSAs and 47.3 thousand PSUs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.

As discussed in Note 13, the Company repurchased 1,124,476 shares and 316,459 shares of its common stock in the three months ended March 31, 2024 and 2023, respectively. The effect of these repurchases on the Company’s weighted-average shares outstanding for the three months ended March 31, 2024 and 2023 was a reduction of 386,747 shares and 188,572 shares, respectively, due to the timing of the repurchases.

NOTE 15 – INCOME TAXES
A reconciliation between the income tax provision at the U.S. statutory tax rate and the Company’s income tax provision on the condensed consolidated statements of income and comprehensive income is below (in thousands, except for tax rates):

	Three Months Ended March 31,
	2024	2023
Income before income taxes	$16,884	$16,647
U.S statutory tax rate	21%	21%
Income tax expense at statutory rate	3,546	3,496

State tax expense, net of federal benefit	1,229	1,314
Foreign tax rates different from U.S. statutory rate	19	49
Non-deductible expenses	224	225
Stock compensation	(250)	(208)
Other	10	9
Total income tax provision	$4,778	$4,885

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

Index

Our income tax provision includes the expected benefit of all deferred tax assets, including our net operating loss carryforwards. With certain exceptions, these net operating loss carryforwards will expire from 2030 through 2037 for federal losses, from 2029 through 2038 for state losses, and from 2039 through 2044 for foreign losses. After consideration of all evidence, both positive and negative, management has determined that no valuation allowance is required at March 31, 2024 on the Company’s U.S. federal or state deferred tax assets; however, a valuation allowance has been recorded at March 31, 2024 on deferred tax assets associated with Canadian, Spanish, Italian, German and Dutch net operating loss carryforwards as these foreign subsidiaries have a history of incurring taxable losses in recent years. The valuation allowance will be maintained until sufficient positive evidence exists to support their future realization. Utilization of the Company's net operating loss carryforwards is subject to limitation under Internal Revenue Code Section 382 and similar tax provisions in the foreign jurisdictions in which we operate.

As presented in the income tax reconciliation above, the tax provision recognized on the condensed consolidated statements of income and comprehensive income was impacted by state taxes, non-deductible officer compensation and share-based compensation tax benefits, and foreign tax rates applicable to the Company’s foreign subsidiaries that are higher or lower than the U.S. statutory rate. Our effective state tax rate for the three months ended March 31, 2024 was lower than our effective state tax rate for the three ended March 31, 2023. The decrease in our effective state tax rate is primarily a result of a decrease in the statutory rates for certain states in which we operate.

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

Regulatory Requirements

Pursuant to applicable licensing laws, certain domestic and foreign subsidiaries of the Company are required to maintain minimum tangible net worth and liquid assets (eligible securities) to cover the amount outstanding of wire transfers and money orders payable. As of March 31, 2024, the Company’s subsidiaries were in compliance with these two requirements.

Index
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report on Form 10-Q, as well as our Audited Consolidated Financial Statements and related Notes and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2023. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q, including “Risk Factors,” which are incorporated in the MD&A by reference. See “Special Note Regarding Forward-Looking Statements” for additional factors relating to such statements, and see “Risk Factors” in the documents that we have filed with or furnished to the SEC for a discussion of certain risk factors applicable to our business, financial condition and results of operations. Past operating results are not necessarily indicative of operating results in any future periods.

Overview
We are a leading omnichannel money remittance services company focused primarily on the United States of America (“United States” or “U.S.”) to Latin America and the Caribbean (“LAC”) corridor, which includes Mexico, Central and South America and the Caribbean. We also provide our remittances services to Africa and Asia from the United States and offer sending services from Canada to Latin America and Africa. Also, through the acquisition of LAN Holdings we now provide remittance services from Spain, Italy and Germany to Africa, Asia and Latin America. We utilize our proprietary technology to deliver convenient, reliable and value-added services to consumers through a broad network of sending and paying agents. Our remittance services, which include a comprehensive suite of ancillary financial processing solutions and payment services, are available in all 50 states in the U.S., Washington D.C., Puerto Rico and 13 provinces in Canada, as well as in certain locations in Spain, Italy and Germany, where consumers can send money to beneficiaries in more than 60 countries in LAC, Africa and Asia. Our services are accessible in person through over 180,000 independent sending and paying agents and 120 Company-operated stores, as well as online and via Internet-enabled mobile devices. Additionally, our product and service portfolio include online payment options, pre-paid debit cards and direct deposit payroll cards, which may present different cost, demand, regulatory and risk profiles relative to our core money remittance business.

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

Our money remittance services enable consumers to send funds through our broad network of locations in the United States, Canada, Spain, Italy and Germany that are primarily operated by third-party businesses, as well as through our Company-operated stores located in those jurisdictions. Transactions are processed and payment is collected by our agents (“sending agent(s)”) and those funds become available for pickup by the beneficiary at the designated destination, usually within minutes, at any Intermex payer location (“paying agent(s)”). We refer to our sending agents and our paying agents collectively as agents. In addition, our services are offered digitally through Intermexonline.com, online.i-transfer.es and via Internet-enabled mobile devices. For the three months ended March 31, 2024, we have grown our agent network by approximately 0.9%. For the three months ended March 31, 2024, principal amount sent increased by approximately 2.6% to $5.5 billion, as compared to the same period in 2023, and total remittances processed were approximately 13.5 million, representing an increase of approximately 4.8%, as compared to the same period in 2023 primarily related to increased volume generated by our agent network.

Restructuring Plan

During the second quarter of 2024, the Company intends to implement a Restructuring Plan (the “Plan") primarily related to its foreign operations. The objectives of the Plan are to reorganize the workforce, streamline operational processes, as well as increase efficiencies within the Company. We expect to incur restructuring costs of approximately $2.4 million in connection with the Plan.

Index
As a result of implementing the Plan, the Company expects to reduce compensation expense and certain facilities related charges in an amount of approximately $2.0 million a year. The anticipated effect of this reduction in expenses will be primarily realized during 2025. In addition, the Company does not expect that the Plan will result in any material reduction of revenues or increase of its ongoing operating expenses.

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
•consumer fraud and other risks relating to the authenticity of customers’ orders or the improper or illegal use of our services by consumers or our sending agents;
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

Index

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

Revenues
Transaction volume is the primary generator of revenue in our business. Revenue on transactions is derived primarily from transaction fees paid by consumers to transfer money. Revenues per transaction vary based upon send and receive locations and the amount sent. In certain transactions involving different send and receive currencies, we generate foreign exchange gains based on the difference

Index
between the set exchange rate charged by us to the sender and the rate available to us in the wholesale foreign exchange market. Also, we generate revenues from technology services provided to the independent network of agents that utilize the Company’s technology in processing transactions paid by credit or debit card, check cashing services and maintenance fees, for which revenue is derived by a fee per transaction.

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

Salaries and Benefits

Salaries and benefits include cash and share-based compensation associated with our corporate employees and sales team as well as employees at our Company-operated stores. Corporate employees include management, customer service, compliance, information technology, operations, finance, legal and human resources. Our sales team, located throughout the United States, Canada, Spain and Italy, is focused on supporting and growing our sending agent network. Share-based compensation is primarily recognized as an expense on a straight-line basis over the requisite service period; unrecognized compensation expense related to stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) of approximately $19.2 million is expected to be recognized over a weighted-average period of 2.1 years.

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

Transaction Costs

We incurred transaction costs associated with potential acquisitions. These costs included all internal and external costs directly related to the transaction, consisting primarily of legal, consulting, accounting and advisory fees and certain incentive bonuses.

Depreciation and Amortization

Depreciation and amortization largely consists of depreciation of computer equipment and amortization of software that supports our technology platform. In addition, it includes amortization of intangible assets primarily related to our agent relationships, trade names and developed technology.

Non-Operating Expenses
Interest Expense

Interest expense consists primarily of interest associated with our debt, which consists of a term loan facility and a revolving credit facility. The effective interest rates for the three months ended March 31, 2024 for the term loan facility and revolving credit facility, were 8.70% and 1.93%, respectively.

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

Segments
Our business is organized around one reportable segment that provides money transmittal services primarily between the United States and Canada to Mexico, Guatemala and other countries in Latin America, Africa, Asia and Europe through a network of authorized agents located in various unaffiliated retail establishments and 120 Company-operated stores throughout the United States, Canada, Spain, Italy and Germany. This is based on the objectives of the business and how our chief operating decision maker, the CEO and President, monitors operating performance and allocates resources.

Index
Results of Operations
The following table summarizes the key components of our results of operations for the periods indicated:

	Three Months Ended March 31,
(in thousands, except for share data)	2024	2023
Revenues:
Wire transfer and money order fees, net	$126,921	$124,450
Foreign exchange gain, net	20,346	19,168
Other income	3,145	1,746
Total revenues	150,412	145,364

Operating expenses:
Service charges from agents and banks	97,934	96,117
Salaries and benefits	18,106	16,168
Other selling, general and administrative expenses	11,558	11,337
Depreciation and amortization	3,228	2,903
Total operating expenses	130,826	126,525

Operating income	19,586	18,839

Interest expense	2,702	2,192

Income before income taxes	16,884	16,647

Income tax provision	4,778	4,885

Net income	$12,106	$11,762

Earnings per common share:
Basic	$0.36	$0.32
Diluted	$0.35	$0.31

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Revenues
Revenues for the above periods are presented below:

($ in thousands)	Three Months Ended March 31, 2024	% of Revenues	Three Months Ended March 31, 2023	% of Revenues
Revenues:
Wire transfer and money order fees, net	$126,921	84%	$124,450	86%
Foreign exchange gain, net	20,346	14%	19,168	13%
Other income	3,145	2%	1,746	1%
Total revenues	$150,412	100%	$145,364	100%

Wire transfer and money order fees, net of $126.9 million for the three months ended March 31, 2024 increased by $2.4 million, or 1.9%, from $124.5 million for the three months ended March 31, 2023. The increase was primarily due to a 4.8% increase in transaction volume in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, largely due to the continued

Index
growth in transactions processed by our agent network that expanded as a result of the LAN Holdings acquisition, which network increased on a net basis by 20.9% when compared to March 31, 2023. These increases were partially offset primarily by a lower average price per transaction on money transfers processed by LAN Holdings that is consistent with the conditions of the markets in which it operates.

Revenues from foreign exchange gain, net of $20.3 million for the three months ended March 31, 2024 increased by $1.1 million, or 5.7%, from $19.2 million for the three months ended March 31, 2023. This increase was primarily due to higher transaction volume and principal amount sent by our agent network combined with a higher foreign exchange spread on money transfers sent to certain countries in LAC.

Other income of $3.1 million for the three months ended March 31, 2024 increased by $1.4 million, or 82.4%, from $1.7 million for the three months ended March 31, 2023 primarily due to the effect of higher revenue generated from other ancillary services provided by our corporate-operated stores such as check-cashing fees, an increase in fees related to a higher volume of transfers deemed abandoned property, and higher fees related to advances to sending agents as well as an increase in income related to money transfer transactions paid with debit or credit cards.

Operating Expenses
Operating expenses for the above periods are presented below:

($ in thousands)	Three Months Ended March 31, 2024	% of Revenues	Three Months Ended March 31, 2023	% of Revenues
Operating expenses:
Service charges from agents and banks	$97,934	65%	$96,117	66%
Salaries and benefits	18,106	12%	16,168	11%
Other selling, general and administrative expenses	11,558	8%	11,337	8%
Depreciation and amortization	3,228	2%	2,903	2%
Total operating expenses	$130,826	87%	$126,525	87%

Service charges from agents and banks — Service charges from agents and banks were $97.9 million for the three months ended March 31, 2024 compared to $96.1 million for the three months ended March 31, 2023. The increase of $1.8 million, or 1.9%, was primarily due to the increase in transaction volume described above.

Salaries and benefits — Salaries and benefits of $18.1 million for the three months ended March 31, 2024 increased by $1.9 million, or 11.7%, from $16.2 million for the three months ended March 31, 2023. The increase of $1.9 million is primarily attributable to our expanded workforce as a result of the LAN Holdings acquisition as it operates independently in the execution of certain operational functions, as well as costs incurred in talent acquisition and retention, increased wages and related payroll taxes. These increases were offset by the lower salaries and benefits at La Nacional by $0.4 million as a result of the workforce reduction actions that took place in the third quarter of 2023. Salaries and benefits for the three months ended March 31, 2024 represent 12% of total Revenues compared to 11% for the three months ended March 31, 2023, which increase is attributable to our expanded workforce as a result of the LAN Holdings acquisition.

Other selling, general and administrative expenses — Other selling, general and administrative expenses of $11.6 million for the three months ended March 31, 2024 increased by $0.3 million, or 2.7%, from $11.3 million for the three months ended March 31, 2023.

The increase was primarily the result of:

•$0.8 million - increase in provision for credit losses due to higher net write-offs of accounts receivable during the three months ended March 31, 2024 compared to the same period in 2023, primarily as a result of sending agents that were not able to pay in accordance with the original terms and are, accordingly, subject to our normal collection procedures combined with higher balances of accounts receivable as a result of volume growth transacted by our sending agents.

This increase was partially offset by:

•$0.2 million - decrease in facilities related expenses during the three months ended March 31, 2023 primarily related to facility closures as a result of the restructuring of La Nacional during the third quarter of 2023; and
•$0.2 million - decrease in travel expenses and sales conventions costs, primarily related to our sales force in the United States.

Index
Depreciation and amortization — Depreciation and amortization of $3.2 million for the three months ended March 31, 2024 increased by $0.3 million from $2.9 million or 10.3% for the three months ended March 31, 2023. The increase is the result of a $0.3 million increase in depreciation associated with additional software developed and computer equipment acquired to support our growing business and sending agent network, approximately $0.1 million of depreciation related to assets capitalized in connection with the Company’s new headquarters, $0.1 million of depreciation for assets assumed in the LAN Holdings acquisition and approximately $0.1 million for amortization of intangibles resulting from the LAN Holdings acquisition. These increases were partially offset by a decrease of approximately $0.2 million in amortization related to our Intermex trade name, developed technology and agent relationships during the three months ended March 31, 2024, as these intangibles are being amortized on an accelerated basis, which declines over time.

Non-Operating Expenses
Interest expense — Interest expense of $2.7 million for the three months ended March 31, 2024 increased by $0.5 million, or 22.7%, from $2.2 million for the three months ended March 31, 2023. The increase was primarily due to higher market interest rates paid under our A&R Credit Agreement, as well as higher and more frequent draws under our revolving credit facility during the three months ended March 31, 2024.

Income tax provision — Income tax provision was $4.8 million for the three months ended March 31, 2024, which represents a decrease of $0.1 million from an income tax provision of $4.9 million for the three months ended March 31, 2023. The decrease in income tax provision was mainly attributable to a decrease in our effective state tax rate as well as higher deductible share based compensation for the three months ended March 31, 2024.

Net Income
We reported Net Income of $12.1 million for the three months ended March 31, 2024 compared to Net Income of $11.8 million for the three months ended March 31, 2023, which resulted in an increase of $0.3 million, or 2.9%, due to the same factors discussed above.

Earnings Per Share
Earnings per Share - Basic for the three months ended March 31, 2024 was $0.36, representing an increase of $0.04, or 12.5%, compared to $0.32 for the three months ended March 31, 2023.

Earnings per Share - Diluted for the three months ended March 31, 2024 was $0.35, representing an increase of $0.04, or 12.9%, compared to $0.31 for the three months ended March 31, 2023.

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

Adjusted Net Income for the three months ended March 31, 2024 was $14.7 million, representing an increase of $0.5 million, or 3.5%, from Adjusted Net Income of $14.2 million for the three months ended March 31, 2023. The increase in Adjusted Net Income was primarily due to an increase in Net Income discussed above and the higher net effect of the adjusting items detailed in the table below.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted Net Income:

	Three Months Ended March 31,
(in thousands, except for per share data)	2024	2023
Net Income	$12,106	$11,762
Adjusted for:
Share-based compensation (a)	2,153	1,698
Transaction costs (b)	10	124
Other charges and expenses (c)	437	529
Amortization of intangibles (d)	977	1,125
Income tax benefit related to adjustments (e)	(1,012)	(1,066)
Adjusted Net Income	$14,671	$14,172

Adjusted Earnings per Share
Basic	$0.44	$0.39
Diluted	$0.43	$0.38

Weighted-average common shares outstanding
Basic	33,675,441	36,480,972
Diluted	34,188,814	37,361,953

Index
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

Adjusted Earnings per Share - Basic for the three months ended March 31, 2024 was $0.44, representing an increase of $0.05, or 12.8%, compared to $0.39 for the three months ended March 31, 2023. The increase in Adjusted Earnings per Share - Basic was primarily due to the increase in Net Income and the higher net effect of the adjusting items detailed in the table above combined with the effect of a lower weighted average common shares total for the period due to stock repurchases.

Adjusted Earnings per Share - Diluted for the three months ended March 31, 2024 was $0.43, representing an increase of $0.05, or 13.2%, compared to $0.38 for the three months ended March 31, 2023. The increase in Adjusted Earnings per Share - Diluted was primarily due to the increase in Net Income and the higher net effect of the adjusting items detailed in the table above combined with the effect of a lower weighted average common shares total for the period due to stock repurchases.

The following table presents the reconciliation of GAAP Earnings per Share, our closest GAAP measure, to Adjusted Earnings per Share:

	Three Months Ended March 31,
	2024		2023
	Basic	Diluted	Basic	Diluted
GAAP Earnings per Share	$0.36	$0.35	$0.32	$0.31
Adjusted for:
Share-based compensation	0.06	0.06	0.05	0.05
Transaction costs	NM	NM	NM	NM
Other charges and expenses	0.01	0.01	0.01	0.01
Amortization of intangibles	0.03	0.03	0.03	0.03
Income tax benefit related to adjustments	(0.03)	(0.03)	(0.03)	(0.03)
Adjusted Earnings per Share	$0.44	$0.43	$0.39	$0.38

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

Adjusted EBITDA for the three months ended March 31, 2024 was $25.4 million, representing an increase of $1.3 million, or 5.5%, from $24.1 million for the three months ended March 31, 2023. The increase in Adjusted EBITDA was primarily due to the higher net effect of the adjusting items detailed in the table below, as well as the increase in Net Income discussed above.

Index
The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net Income	$12,106	$11,762
Adjusted for:
Interest expense	2,702	2,192
Income tax provision	4,778	4,885
Depreciation and amortization	3,228	2,903
EBITDA	22,814	21,742
Share-based compensation (a)	2,153	1,698
Transaction costs (b)	10	124
Other charges and expenses (c)	437	529
Adjusted EBITDA	$25,414	$24,093

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

Our principal sources of liquidity are our cash generated by operating activities supplemented with borrowings under our revolving credit facility. Our primary cash needs are for day-to-day operations, to pay interest and principal on our indebtedness, to fund working capital requirements, and to make capital expenditures and repurchases of our common stock.

We have funded and still expect to continue funding our liquidity requirements through internally generated funds, supplemented in the ordinary course, with borrowings under our revolving credit facility. We maintain a strong cash and cash equivalents balance position and have access to committed funding sources, which we have used only on an ordinary course basis during the three months ended March 31, 2024. Therefore, we believe that our current cash and cash equivalents position, as well as projected cash flows generated from operations, together with borrowings under our revolving credit facility are sufficient to fund our principal and interest payments, lease expenses, our working capital needs, our business acquisitions, our expected capital expenditures and projected common stock repurchases in the short and long term.

Credit Agreement

We maintain an Amended and Restated Credit Agreement (as amended, the “A&R Credit Agreement”) with a group of banking institutions. The A&R Credit Agreement provides for a $220.0 million revolving credit facility, an $87.5 million term loan facility and an uncommitted incremental facility, which may be utilized for additional revolving or term loans, of up to $70.0 million. The A&R Credit Agreement also provides for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The proceeds of the term loan were used to refinance the term loan under the Company’s previous credit agreement, and the revolving credit facility is available for working capital, general corporate purposes and to pay fees and expenses in connection with entry into the A&R Credit Agreement. The maturity date of the A&R Credit Agreement is June 24, 2026.

As of March 31, 2024, we had $73.8 million of borrowings under the term loan facility excluding debt origination costs of $1.1 million. As of March 31, 2024, there were $85.5 million of outstanding amounts drawn on the revolving credit facility. There were $204.5 million of additional borrowings available under these facilities as of March 31, 2024.

At the election of the Company, interest on the term loan facility and revolving loans under the A&R Credit Agreement may be determined by reference to the secured overnight financing rate as administered by the Federal Reserve Bank of New York ("SOFR") plus an index adjustment of 0.10% and an applicable margin ranging between 2.50% and 3.00% based upon the Company’s consolidated leverage ratio, as calculated pursuant to the terms of the A&R Credit Agreement. Loans (other than Term Loans, as defined in the A&R Credit Agreement), may also bear interest at the base rate plus an applicable margin ranging between 1.50% and 2.00% based upon the Company’s consolidated leverage ratio, as so calculated. The Company is also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum.

The effective interest rates for the three months ended March 31, 2024 for the term loan facility and revolving credit facility were 8.70% and 1.93%, respectively. Interest is payable (x)(i) generally on the last day of each interest period selected for SOFR loans, but in any event, not less frequently than every three months, and (ii) on the last business day of each quarter for base rate loans and (y) at final maturity.

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

As of March 31, 2024, we were in compliance with the covenants of the A&R Credit Agreement that require the Company to maintain a quarterly minimum fixed charge coverage ratio of 1.25:1.00 and a quarterly maximum consolidated leverage ratio of 3.25:1.00.

Our indebtedness could adversely affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations. See “Risk Factors—Risks Relating to Our

Index
Indebtedness—The Company's indebtedness may limit our operating flexibility and could adversely affect our business, financial condition and results of operations.” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The Company accounts for purchases of treasury stock under the cost method. Any direct costs incurred to acquire treasury stock are considered stock issue costs and added to the cost of the treasury stock. During the three months ended March 31, 2024, including the shares purchased in the privately-negotiated transaction described below, the Company purchased 1,124,476 shares for an aggregate purchase price of $23.4 million. During the three months ended March 31, 2023, the Company purchased 316,459 shares for an aggregate purchase price of $7.6 million. As of March 31, 2024, there was $50.7 million available for future share repurchases under the Repurchase Program.

Privately-Negotiated Share Repurchase Transaction

On March 11, 2024, the Company entered into an agreement with Robert W. Lisy, the Company's Chief Executive Officer, President and Chairman of the Board of Directors, for the purchase of 175,000 shares of the Company’s common stock for a total purchase price of $3.3 million, or a per share price of $19.11, in a privately-negotiated transaction.

Operating Leases

We are party to operating leases for office space, warehouses and Company-operated store locations, which we use as part of our day-to-day operations. Operating lease expenses were $1.8 million and $2.1 million for the three months ended March 31, 2024 and 2023, respectively, which we expect to be consistent throughout the year. We have not entered into finance lease commitments. For additional information on operating lease obligations, refer to Note 7, Leases, to the Condensed Consolidated Financial Statements.

Index
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Statement of Cash Flows Data:
Net cash provided by operating activities	$48,236	$1,158
Net cash used in investing activities	(13,480)	(2,119)
Net cash used in financing activities	(55,064)	(63,789)
Effect of exchange rate changes on cash and cash equivalents	(100)	710
Net decrease in cash and cash equivalents	(20,408)	(64,040)

Cash and cash equivalents, beginning of period	239,203	149,493
Cash and cash equivalents, end of period	$218,795	$85,453

Operating Activities
Net cash provided by operating activities was $48.2 million for the three months ended March 31, 2024, an increase of $47.0 million from net cash provided in operating activities of $1.2 million for the three months ended March 31, 2023. The increase is primarily a result of a $45.2 million change in working capital, which varies due to timing of remittances of consumer funds by sending agents and transmittal orders and payments, as well as prefunding of payers primarily for weekends, and additional cash generated by our improved operating results for the three months ended March 31, 2024, which reflected the further growth of our business.

Investing Activities
Net cash used in investing activities was $13.5 million for the three months ended March 31, 2024, representing an increase of $11.4 million from net cash used in investing activities of $2.1 million for the three months ended March 31, 2023. This increase in cash used was primarily due to the capitalization of leasehold improvements, furniture and equipment related to the Company's move to the new U.S. headquarters in February 2024 of approximately $8.4 million, as well as investments in software and equipment to support our continued growth of sending agents and commitment to improve our proprietary software during the three months ended March 31, 2024 in comparison with the three months ended March 31, 2023.

Financing Activities
Net cash used in financing activities was $55.1 million for the three months ended March 31, 2024, which primarily consisted of $28.5 million of net repayments of the revolving credit facility, $1.6 million in scheduled quarterly payments due on the term loan facility, $23.4 million used for repurchases of common stock and $1.6 million of payments for stock-based awards for shares withheld for tax payments in connection with share-based compensation arrangements, partially offset by $0.1 million in proceeds from issuance of stock as a result of the exercise of stock options.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. Our Critical Accounting Policies and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023, for which there were no material changes during the three months ended March 31, 2024, included the following:

•Allowance for Credit Losses
•Goodwill and Intangible Assets
•Income Taxes

Recent Accounting Pronouncements
Refer to Note 1, Business and Accounting Policies, of the Condensed Consolidated Financial Statements for information on recent accounting pronouncements.

Index
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
We manage foreign currency risk through the structure of the business and an active risk management process. One of the methods to settle with our payers in Latin America is entering into foreign exchange tom and spot transactions with local and foreign currency providers (“counterparties”). The foreign currency exposure on our foreign exchange tom and spot transactions is limited by the fact that all transactions are settled within two business days from trade date. Foreign currency fluctuations, however, may negatively affect our average exchange gain per transaction. The Company had open tom and spot foreign exchange contracts for Mexican pesos and Guatemalan quetzales amounting to approximately $66.4 million and $56.9 million at March 31, 2024 and December 31, 2023, respectively.

In addition, included in wire transfers and money orders payable, net in our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, there are $48.5 million and $40.7 million, respectively, of wires payable denominated in foreign currencies, primarily Mexican pesos and Guatemalan quetzales.

Also, included in prepaid wires, net in our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, there are $12.8 million and $17.8 million, respectively, of prepaid wires denominated in foreign currencies, primarily Mexican pesos and Guatemalan quetzales.

We are also exposed to changes in currency rates as a result of our investments in foreign operations and revenues generated in currencies other than the U.S. dollar. Revenues and profits generated by international operations will increase or decrease because of changes in foreign currency exchange rates. This foreign currency risk is related primarily to our operations in our foreign subsidiaries. Revenues from our foreign subsidiaries represent less than 2% of our consolidated revenues for the three months ended March 31, 2024. Therefore, a 10% increase or decrease in these currency rates against the U.S. Dollar would result in a de minimis change to our overall operating results.

The spot and average exchange rates for the currencies in which we operate to U.S. dollar are as follows:

	2024		2023
	Spot(1)	Average(2)	Spot(1)	Average(2)
U.S. dollar/Mexico Peso	16.56	16.96	16.89	18.66
U.S. dollar/Guatemala Quetzal	7.78	7.80	7.81	7.81
U.S. dollar/Canadian Dollar	1.36	1.35	1.32	1.35
U.S. dollar/Dominican Peso(3)	59.24	58.77	58.04	—
U.S. dollar/Euro(3)	0.93	0.92	0.91	—
(1)Spot exchange rates are as of March 31, 2024 and December 31, 2023.
(2)Average exchange rates are for the three months ended March 31, 2024 and 2023.
(3)We commenced operations in Dominican Republic and Europe in connection with the LAN Acquisition in April 2023 and, therefore, no information is provided for the three months ended March 31, 2023.

Long-term sustained appreciation of the Mexican peso or Guatemalan quetzal as compared to the U.S. dollar could affect our revenues and profit margins.

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

During the three months ended March 31, 2024, the Federal Reserve maintained the fed funds rate at 5.50% with the expectation that inflation in the United States declines in accordance with its target. As a consequence, other benchmark interest rates such as SOFR were maintained at the same level as well. The Company expects that the Federal Reserve will continue to monitor inflation indicators and will maintain the fed funds rate at the current level before considering any potential decreases in 2024. As of March 31, 2024, we had $73.8 million and $85.5 million in outstanding borrowings under the term loan facility and revolving credit facility, respectively. A hypothetical 1% increase or decrease in the interest rate on our indebtedness as of March 31, 2024 would have increased or decreased cash interest expense on our term loan facility and revolving credit facility by approximately $0.7 million and $0.9 million per annum, respectively.

Index
Credit Risk
We maintain certain cash balances in various U.S. banks, which at times, may exceed federally insured limits. We have not incurred any losses on these accounts. In addition, we maintain cash in various bank accounts in Mexico, Guatemala, Canada, the Dominican Republic, Spain and Italy and short-term investment accounts in Mexico, which may not be fully insured. During the three months ended March 31, 2024, we did not incur any losses on these uninsured accounts. To manage our exposure to credit risk with respect to cash balances and other credit risk exposure resulting from our relationships with banks and financial institutions, we regularly review cash concentrations, and we attempt to diversify our cash balances among global financial institutions.

We are also exposed to credit risk related to receivable balances from sending agents. We perform a credit review before each agent signing and conduct ongoing analyses of sending agents and certain other parties we transact with directly. As of March 31, 2024, we also had $5.6 million outstanding of agent advances receivable from sending agents. Most of the agent advances receivable are collateralized by personal guarantees from the sending agents and by assets from their businesses.

Our provision for credit losses was approximately $1.6 million for the three months ended March 31, 2024 (1.1% of total revenues) and $0.8 million for the three months ended March 31, 2023 (0.5% of total revenues). The increase in our provision for credit losses in the three months ended March 31, 2024 is due to a combination of higher write-offs of accounts receivable in 2024 compared to 2023 primarily as a result of sending agents that were not able to pay in accordance with the original terms and are, accordingly, subject to our normal collection procedures and higher outstanding balances of accounts receivable primarily related to the acquisition of La Nacional and LAN Holdings and higher volume growth processed by our sending agents.
.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our Chief Executive Officer and President, and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure as of March 31, 2024.

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

ITEM 1A. RISK FACTORS
There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). Prospective investors are encouraged to consider the risks described in our 2023 Form 10-K, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q and in our 2023 Form 10-K, and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the quarter ended March 31, 2024:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
January 1 through January 31	176,185	$21.15	175,975	$66,959,760
February 1 through February 29	189,763	$20.67	160,407	$63,614,380
March 1 through March 31	1,004,325	$20.60	613,094	$50,681,165
Total	1,370,273		949,476

(a)Includes (i) 210, (ii) 29,356 and (iii) 216,231 shares withheld for income tax purposes in January 2024, February 2024 and March 2024, respectively, in connection with shares issued under compensation and benefit programs. In addition, on March 11, 2024 the Company repurchased 175,000 shares at a price of $19.11 per share in a privately negotiated transaction outside of the repurchase program.
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the quarter ended March 31, 2024, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Index
ITEM 6. EXHIBITS

Exhibit No.	Document
10.1†*	Amended and Restated Employment Agreement by and between Robert Lisy and Intermex Holdings, Inc., dated as of February 28, 2024.

10.2**
Share Repurchase Agreement, dated March 11, 2024, between International Money Express, Inc. and Robert Lisy (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 12, 2024).

10.3†*	Confidential Separation Agreement, Release and Covenant Not to Sue, dated March 5, 2024, between International Money Express, Inc. and Ernesto Luciano.

10.4†*	Form of Restricted Stock Award Agreement (Non-Employee Director) pursuant to the International Money Express, Inc. 2020 Omnibus Equity Compensation Plan.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Chief Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Chief Financial Officer

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included with the Exhibit 101 attachments).
†    Management contract or compensatory plan or arrangement.
*Filed herewith.
**    Previously filed.
#    Furnished herewith.

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Money Express, Inc. (Registrant)

Date: May 8, 2024	By:	/s/ Robert Lisy
Robert Lisy
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Andras Bende
Andras Bende
Chief Financial Officer
(Principal Financial Officer)