Form 10-Q
period 2024-06-30
International Money Express, Inc.
filed 2024-08-08
CIK 1683695

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒
As of August 2, 2024, there were 32,607,832 shares of the registrant’s common stock, $0.0001 par value per share, outstanding. The registrant has no other class of common stock outstanding.

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
4

Index
PART 1 – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	June 30, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$233,209	$239,203
Accounts receivable, net	199,511	155,237
Prepaid wires, net	19,681	28,366
Prepaid expenses and other current assets	10,263	10,068
Total current assets	462,664	432,874

Property and equipment, net	46,182	31,656
Goodwill	53,986	53,986
Intangible assets, net	16,136	18,143
Deferred tax asset, net	725	—
Other assets	32,706	40,153
Total assets	$612,399	$576,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net	$8,257	$7,163
Accounts payable	38,402	36,507
Wire transfers and money orders payable, net	152,065	125,042
Accrued and other liabilities	47,655	54,661
Total current liabilities	246,379	223,373
Long-term liabilities:
Debt, net	202,944	181,073
Lease liabilities, net	20,661	22,670
Deferred tax liability, net	—	659
Total long-term liabilities	223,605	204,402

Commitments and contingencies, see Note 16

Stockholders’ equity:
Common stock $0.0001 par value; 200,000,000 shares authorized, 40,091,006 and 39,673,271 shares issued and 32,594,845 and 33,823,237 shares outstanding as of June 30, 2024 and December 31, 2023, respectively, and Preferred stock $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding	4	4
Additional paid-in capital	78,066	75,686
Retained earnings	224,788	198,649
Accumulated other comprehensive (loss) income	(257)	262
Treasury stock, at cost; 7,496,161 and 5,850,034 shares as of June 30, 2024 and December 31, 2023, respectively	(160,186)	(125,564)
Total stockholders’ equity	142,415	149,037
Total liabilities and stockholders’ equity	$612,399	$576,812
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except for share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Wire transfer and money order fees, net	$145,837	$144,518	$272,758	$268,968
Foreign exchange gain, net	22,800	22,382	43,146	41,550
Other income	2,894	2,250	6,039	3,996
Total revenues	171,531	169,150	321,943	314,514

Operating expenses:
Service charges from agents and banks	113,369	110,996	211,303	207,113
Salaries and benefits	16,893	17,640	34,999	33,808
Other selling, general and administrative expenses	12,283	12,637	23,841	23,974
Restructuring costs	2,711	—	2,711	—
Depreciation and amortization	3,371	3,135	6,599	6,038
Total operating expenses	148,627	144,408	279,453	270,933

Operating income	22,904	24,742	42,490	43,581

Interest expense	3,095	2,651	5,797	4,842

Income before income taxes	19,809	22,091	36,693	38,739

Income tax provision	5,776	6,669	10,554	11,555

Net income	14,033	15,422	26,139	27,184

Other comprehensive (loss) income	(375)	175	(520)	357

Comprehensive income	$13,658	$15,597	$25,619	$27,541

Earnings per common share:
Basic	$0.43	$0.43	$0.79	$0.75
Diluted	$0.42	$0.42	$0.78	$0.73

Weighted-average common shares outstanding:
Basic	32,698,951	36,001,670	33,187,196	36,239,997
Diluted	33,090,806	36,871,674	33,639,811	37,115,490

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except for share data, unaudited)

	Three Months Ended June 30, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2024	40,010,435	$4	(6,974,510)	$(148,987)	$76,339	$210,755	$117	$138,228
Net income	—	—	—	—	—	14,033	—	14,033
Issuance of common stock:
Exercise of stock options	37,020	—	—	—	(507)	—	—	(507)
Other stock awards, net of shares withheld for taxes	43,551	—	—	—	(158)	—	—	(158)
Share-based compensation	—	—	—	—	2,392	—	—	2,392
Adjustment from foreign currency translation, net	—	—	—	—	—	—	(374)	(374)
Acquisition of treasury stock, at cost	—	—	(521,651)	(11,199)	—	—	—	(11,199)
Balance, June 30, 2024	40,091,006	$4	(7,496,161)	$(160,186)	$78,066	$224,788	$(257)	$142,415

	Three Months Ended June 30, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2023	39,556,217	$4	(3,138,725)	$(66,884)	$71,797	$150,896	$40	$155,853
Net income	—	—	—	—	—	15,422	—	15,422
Issuance of common stock:
Exercise of stock options	10,000	—	—	—	99	—	—	99
Other stock awards, net of shares withheld for taxes	4,075	—	—	—	(38)	—	—	(38)
Fully vested shares	781	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2,245	—	—	2,245
Adjustment from foreign currency translation, net	—	—	—	—	—	—	175	175
Acquisition of treasury stock, at cost	—	—	(916,122)	(22,931)	—	—	—	(22,931)
Balance, June 30, 2023	39,571,073	$4	(4,054,847)	$(89,815)	$74,103	$166,318	$215	$150,825

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands, except for share data, unaudited)

	Six Months Ended June 30, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	39,673,271	$4	(5,850,034)	$(125,564)	$75,686	$198,649	$262	$149,037
Net income	—	—	—	—	—	26,139	—	26,139
Issuance of common stock:
Exercise of stock options	123,054	—	—	—	(1,123)	—	—	(1,123)
Other stock awards, net of shares withheld for taxes	293,770	—	—	—	(1,042)	—	—	(1,042)
Fully vested shares	911	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	4,545	—	—	4,545
Adjustment from foreign currency translation, net	—	—	—	—	—	—	(519)	(519)
Acquisition of treasury stock, at cost	—	—	(1,646,127)	(34,622)	—	—	—	(34,622)
Balance, June 30, 2024	40,091,006	$4	(7,496,161)	$(160,186)	$78,066	$224,788	$(257)	$142,415

	Six Months Ended June 30, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	39,453,236	$4	(2,822,266)	$(59,300)	$70,210	$139,134	$(142)	$149,906
Net income	—	—	—	—	—	27,184	—	27,184
Issuance of common stock:
Exercise of stock options	67,250	—	—	—	822	—	—	822
Other stock awards, net of shares withheld for taxes	48,980	—	—	—	(872)	—	—	(872)
Fully vested shares	1,607	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	3,943	—	—	3,943
Adjustment from foreign currency translation, net	—	—	—	—	—	—	357	357
Acquisition of treasury stock, at cost	—	—	(1,232,581)	(30,515)	—	—	—	(30,515)
Balance, June 30, 2023	39,571,073	$4	(4,054,847)	$(89,815)	$74,103	$166,318	$215	$150,825
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$26,139	$27,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,599	6,038
Share-based compensation	4,545	3,943
Provision for credit losses	3,371	1,940
Fair value of contingent consideration	—	(121)
Debt origination costs amortization	602	528
Deferred income tax benefit, net	(1,385)	(745)
Non-cash lease expense	3,524	4,074
Loss on disposal of property and equipment	1,065	840
Total adjustments	18,321	16,497
Changes in operating assets and liabilities:
Accounts receivable, net	(47,779)	5,314
Prepaid wires, net	8,914	(22,227)
Prepaid expenses and other assets	4,994	(773)
Wire transfers and money orders payable, net	26,635	(14,965)
Lease liabilities	(2,699)	(4,161)
Accounts payable and accrued and other liabilities	(5,859)	(6,861)
Net cash provided by operating activities	28,666	8

Cash flows from investing activities:
Purchases of property and equipment	(20,150)	(4,551)
Cash used in business acquisition, net of cash and cash equivalents acquired	—	(5,477)
Net cash used in investing activities	(20,150)	(10,028)

Cash flows from financing activities:
Repayments of term loan facility	(3,281)	(2,188)
Borrowings under revolving credit facility, net	26,000	40,000
Debt origination costs	—	(701)
(Payments) proceeds from exercise of stock options	(1,123)	822
Payments for stock-based awards	(1,040)	(872)
Repurchases of common stock	(34,622)	(30,515)
Net cash (used in) provided by financing activities	(14,066)	6,546

Effect of exchange rate changes on cash and cash equivalents	(444)	1,353

Net decrease in cash and cash equivalents	(5,994)	(2,121)

Cash and cash equivalents, beginning of period	239,203	149,493

Cash and cash equivalents, end of period	$233,209	$147,372
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands, unaudited)

	Six Months Ended June 30,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,182	$4,285
Cash paid for income taxes	$18,524	$13,257

Supplemental disclosure of non-cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$112	$4,843
Contingent consideration liability	$—	$600
Settlement of receivable balance from LAN Holdings	$—	$2,534

Supplemental disclosure of non-cash financing activities:
Issuance of common stock for cashless exercise of options	$4,359	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BUSINESS AND ACCOUNTING POLICIES
International Money Express, Inc. (the “Company” or “us” or “we”) operates as a money transmitter between the United States of America (“United States” or “U.S.”), Canada, Spain, Italy and Germany primarily to Mexico, Guatemala and other countries in Latin America, Africa and Asia through a network of authorized agents located in various unaffiliated retail establishments and 118 Company-operated stores throughout those jurisdictions.

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

Concentrations

The Company maintains certain of its cash balances in various U.S. banks, which at times, may exceed federally insured limits. The Company has not incurred any losses on these accounts. In addition, the Company maintains various bank accounts in Mexico, Guatemala, Canada, the Dominican Republic, Spain and Italy and short-term investment accounts in Mexico, which may not be fully insured. During the three and six months ended June 30, 2024, the Company has not incurred any losses on these uninsured foreign bank accounts.

In addition, a substantial portion of our paying agents are concentrated in a few large banks and financial institutions and large retail chains in Latin American countries.

Accounting Pronouncements

The FASB issued guidance, ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (CODM). The guidance does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. Also, it clarifies that entities with a single reportable segment must apply this guidance in its entirety. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact this guidance will have on the condensed consolidated financial statements.

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

The following table summarizes the fair values of consideration transferred and identifiable net assets acquired in the LAN Acquisition on April 5, 2023, the measurement period adjustments through the period ended June 30, 2024 and the fair values of consideration transferred and identifiable net assets acquired as of June 30, 2024.

	April 5, 2023 (As initially reported)	Measurement Period Adjustments	June 30, 2024 (As Adjusted)
Assets acquired:
Cash and cash equivalents	4,721	—	4,721
Accounts receivable	3,643	—	3,643
Prepaid wires	4,613	—	4,613
Prepaid expenses and other current assets	353	—	353
Property and equipment	351	—	351
Intangible assets	3,200	—	3,200
Other assets	877	—	877
Total identifiable assets acquired	17,758	—	17,758

Liabilities assumed:
Accounts payable	(1,010)	—	(1,010)
Wire transfers and money orders payable	(6,645)	—	(6,645)
Accrued and other liabilities	(747)	(689)	(1,436)
Lease liabilities	(758)	—	(758)
Deferred tax liability	(91)	—	(91)
Total liabilities assumed	(9,251)	(689)	(9,940)

Net identifiable assets acquired	8,507	(689)	7,818
Consideration transferred	13,354	—	13,354
Goodwill	4,847	689	5,536

Restructuring costs

During the second quarter of 2024, the Company recorded restructuring costs primarily related to certain of its foreign operations and La Nacional. These restructuring costs are part of the Company's plan, for which the objectives are to reorganize the workforce, streamline operational processes, integrate technology functionality, as well as to develop efficiencies within the Company.
For the three and six months ended June 30, 2024, the Company incurred approximately $2.5 million in expenses for a reduction of workforce in certain locations, closing of certain facilities, discontinuing technology and disposal of obsolete assets. These expenses include approximately $1.7 million in severance payments and related benefits, $0.4 million in software and software development costs

Index
write-offs and $0.4 million in legal and professional fees, which are included in restructuring costs in the condensed consolidated statement of income and comprehensive income.
The Company has paid out $0.7 million of the above charges during the three and six months ended June 30, 2024 and has a liability of $1.4 million recorded in accrued and other liabilities in the condensed consolidated balance sheet as of June 30, 2024.
Other Acquisitions

On July 2, 2024, the Company completed the acquisition of 100% of the issued and outstanding stock of a money services entity incorporated in the United Kingdom. This acquisition provides the Company the opportunity to enter into a market in which it did not have a presence previously, such as the ability to provide outbound remittances from the United Kingdom.
The consideration paid by the Company in connection with the acquisition was approximately $1.4 million in cash, subject to customary purchase price adjustments. As of the date of these condensed consolidated financial statements, due to the recent closing of the acquisition, the initial accounting for this transaction is incomplete, including a preliminary allocation of the consideration transferred to the fair value of the assets acquired and liabilities assumed. In addition, due to the timing of the acquisition, the potential income tax consequences of this transaction have not been fully determined.

NOTE 3 – REVENUES
The Company recognized revenues from contracts with customers, sending agents and others for the three and six months ended June 30, 2024 and 2023, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Wire transfer and money order fees	$146,557	$145,252	$274,041	$270,259
Discounts and promotions	(720)	(734)	(1,283)	(1,291)
Wire transfer and money order fees, net	145,837	144,518	272,758	268,968
Foreign exchange gain, net	22,800	22,382	43,146	41,550
Other income	2,894	2,250	6,039	3,996
Total revenues	$171,531	$169,150	$321,943	$314,514

There are no significant initial costs incurred to obtain contracts with customers, although the Company has a loyalty program under which customers earn one point for each wire transfer completed. Points can be redeemed for a discounted wire transaction fee or a foreign exchange rate that is more favorable to the customer. The customer benefits vary by country, and the earned points expire if the customer has not initiated and completed an eligible wire transfer transaction within the immediately preceding 180-day period. In addition, earned points will expire 30 days after the end of the program. Because the loyalty program benefits represent a future performance obligation, a portion of the initial consideration is recorded as deferred revenue loyalty program (see Note 9) and a corresponding loyalty program entry is recorded as contra revenue. Revenue from this performance obligation is recognized upon customers redeeming points or upon expiration of any points outstanding.
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

Wire transfers and money order fees include money order fees of $0.6 million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively, and $1.1 million for both the six months ended June 30, 2024 and 2023, respectively.

Index
NOTE 4 – ACCOUNTS RECEIVABLE AND AGENT ADVANCES RECEIVABLE, NET OF ALLOWANCE
Accounts Receivable

Accounts receivable represents primarily outstanding balances from sending agents for pending wire transfers or money orders from our customers. The outstanding balance of accounts receivable, net of allowance for credit losses, consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Accounts receivable	$203,100	$157,847
Allowance for credit losses	(3,589)	(2,610)
Accounts receivable, net	$199,511	$155,237

Agent Advances Receivable
Agent advances receivable, net of allowance for credit losses, from sending agents is as follows (in thousands):

	June 30, 2024	December 31, 2023
Agent advances receivable, current	$2,294	$1,596
Allowance for credit losses	(145)	(82)
Net current	$2,149	$1,514

Agent advances receivable, long-term	$2,957	$2,999
Allowance for credit losses	(176)	(102)
Net long-term	$2,781	$2,897

The net current portion of agent advances receivable is included in prepaid expenses and other current assets (see Note 5), and the net long-term portion is included in other assets in the condensed consolidated balance sheets. At June 30, 2024 and December 31, 2023, there were $5.3 million and $4.6 million, respectively, of agent advances receivable collateralized by personal guarantees from sending agents and assets from their businesses in case of a default by the agent.

The maturities of agent advances receivable at June 30, 2024 are as follows (in thousands):

Outstanding Balance
Under 1 year	$2,294
Between 1 and 2 years	2,473
More than 2 years to 3 years	484
Total	$5,251

Allowance for Credit Losses
The changes in the allowance for credit losses related to accounts receivable and agent advances receivable are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$2,930	$2,657	$2,794	$2,648
Provision	1,776	1,155	3,371	1,940
Charge-offs	(995)	(1,426)	(2,842)	(2,434)
Recoveries	222	304	680	536
Other	(23)	—	(93)	—
Ending Balance	$3,910	$2,690	$3,910	$2,690

The allowance for credit losses allocated by financial instrument category is as follows (in thousands):

Index

	June 30, 2024	December 31, 2023
Accounts receivable	$3,589	$2,610
Agent advances receivable	321	184
Allowance for credit losses	$3,910	$2,794

NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid insurance	$342	$1,205
Prepaid fees and services	2,098	2,299
Agent incentive advances	2,222	1,692
Agent advances receivable, net of allowance	2,149	1,514
Prepaid income taxes	1,664	747
Tenant allowance	184	1,621
Legal settlement receivable	570	—
Prepaid expenses and other current assets	1,034	990
	$10,263	$10,068

Other assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Revolving credit facility origination fees	$1,337	$1,692
Agent incentive advances	3,961	3,372
Agent advances receivable, net of allowance	2,781	2,897
Right-of-use assets, net	20,207	22,100
Funds held by seized banking entities, net of allowance	1,746	1,890
Fixed assets in process	241	6,358
Other assets	2,433	1,844
	$32,706	$40,153

As of June 30, 2024 and December 31, 2023, fixed assets in process included approximately $0.1 million and $6.1 million, respectively, in capital expenditures related to lease hold improvements and other assets in connection with our new headquarters (see Note 7).

Prior to 2022, local banking regulators in Mexico resolved to close and liquidate a local financial institution, citing a lack of compliance with minimum capital requirements. The Company has approximately $6.0 million of exposure from deposits it held with this bank when it was closed. In accordance with the banking regulations in Mexico, large depositors such as the Company will be paid once the assets of the financial institution are liquidated. Currently, it is difficult to predict the length of the liquidation process or if the proceeds from the asset liquidation will be sufficient to recover any of the Company's funds on deposit. The Company maintains a valuation allowance of approximately $4.3 million in connection with the balance of deposits held by the financial institution as a result of its closure.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
Goodwill and the majority of intangible assets on the condensed consolidated balance sheets of the Company were recognized from business acquisitions. Intangible assets on the condensed consolidated balance sheets of the Company consist of agent relationships, trade names, developed technology and other intangible assets. Agent relationships, trade names and developed technology are amortized over their estimated useful lives of up to 15 years using an accelerated method that correlates with the projected realization of the benefit. The agent relationships intangible represents the network of independent sending agents; trade names refers to the Intermex, La Nacional and I-Transfer names, branded on all applicable agent locations and well recognized in the market; and developed technology includes the state-of-the-art system that the Company has continued to develop and improve over the past 20 years. Other intangible assets relate to the acquisition of Company-operated stores, which are amortized on a straight line basis over 10 years, and non-competition agreements, which are amortized over the length of the agreement, typically 5 years. The determination of our intangible fair values includes several

Index

assumptions that are subject to various risks and uncertainties. Management believes it has made reasonable estimates and judgments concerning these risks and uncertainties, and no impairment charges were determined necessary to be recognized during the three and six months ended June 30, 2024.

The following table presents the changes in goodwill and intangible assets (in thousands):

	Goodwill	Intangibles
Balance at December 31, 2023	$53,986	$18,143
Measurement period adjustment (Refer to Note 2)	—	—
Amortization expense	—	(2,007)
Balance at June 30, 2024	$53,986	$16,136

Amortization expense related to intangible assets for the remainder of 2024 and thereafter is as follows (in thousands):

2024	$1,958
2025	3,156
2026	2,521
2027	2,023
2028	1,613
Thereafter	4,865
$16,136

NOTE 7 – LEASES
To conduct certain of our operations, the Company is a party to leases for office space, warehouses and Company-operated store locations. In December 2022, the Company entered into a lease agreement, which expires in 2033, for its new headquarters to accommodate its growing workforce. The new lease agreement provides for the Company to receive a tenant allowance amounting to approximately $3.8 million through the construction period, out of which $3.6 million has been disbursed through June 30, 2024. Also, the Company will commence making monthly lease payments on November 1, 2024. Such tenant allowance has been recorded within prepaid expenses and other current assets in the condensed consolidated balance sheets.

The presentation of right-of-use assets and lease liabilities in the condensed consolidated balance sheets is as follows (in thousands):

Leases	Classification	June 30, 2024	December 31, 2023
Assets
Right-of-use assets	Other assets(1)	$20,207	$22,100
Total leased assets		$20,207	$22,100

Liabilities
Current
Operating	Accrued and other liabilities	$5,886	$4,955
Noncurrent
Operating	Lease liabilities	20,661	22,670
Total Lease liabilities		$26,547	$27,625
(1) Operating right-of-use assets are recorded net of accumulated amortization of $11.7 million and $10.0 million as of June 30, 2024 and December 31, 2023, respectively.
Lease expense for the three and six months ended June 30, 2024 and 2023, was as follows (in thousands):

Index

		Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	Classification	2024	2023	2024	2023
Operating lease cost	Other selling, general and administrative expenses	$1,722	$2,010	$3,524	$4,074

As of June 30, 2024 and December 31, 2023, the Company’s weighted-average remaining lease terms on its operating leases is 6.8 and 6.7 years, and the Company’s weighted-average discount rate is 6.18% and 6.06%, respectively, which is the Company’s incremental borrowing rate. The Company used its incremental borrowing rate for all leases, as none of the Company’s lease agreements provide a readily determinable implicit rate.

Lease Payments

Future minimum lease payments for assets under non-cancelable operating lease agreements with original terms of more than one year are as follows (in thousands):

2024	$3,090
2025	6,613
2026	5,190
2027	3,661
2028	2,787
Thereafter	12,058
Total lease payments	33,399
Less: Imputed interest	(6,852)
Present value of lease liabilities	$26,547

NOTE 8 – WIRE TRANSFERS AND MONEY ORDERS PAYABLE, NET
Wire transfers and money orders payable, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Wire transfers payable, net	$87,387	$63,212
Customer voided wires payable	32,770	29,951
Money orders payable	31,908	31,879
	$152,065	$125,042

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

Index
NOTE 9 – ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Commissions payable to sending agents	$20,166	$19,873
Accrued salaries and benefits	4,753	8,094
Accrued bank charges	1,754	1,382
Lease liability, current portion	5,886	4,955
Accrued other professional fees	1,154	1,000
Accrued taxes	2,814	8,613
Deferred revenue loyalty program	4,794	4,771
Contingent consideration liability	1,158	1,158
Acquisition related liabilities	844	844
Other	4,332	3,971
	$47,655	$54,661

The following table shows the changes in the deferred revenue loyalty program liability (in thousands):

Balance, December 31, 2023	$4,771
Revenue deferred during the period	1,499
Revenue recognized during the period	(1,476)
Balance, June 30, 2024	$4,794

NOTE 10 – DEBT
Debt consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Revolving credit facility	$140,000	$114,000
Term loan facility	72,188	75,469
	212,188	189,469
Less: Current portion of long-term debt (1)	(8,257)	(7,163)
Less: Debt origination costs	(987)	(1,233)
	$202,944	$181,073
(1)Current portion of long-term debt is net of debt origination costs of approximately $0.5 million as of both June 30, 2024 and December 31, 2023, respectively.

The Company and certain of its domestic subsidiaries as borrowers and the other guarantors from time to time party thereto (collectively, the “Loan Parties”) maintain an Amended and Restated Credit Agreement (as amended, the “A&R Credit Agreement”) with a group of banking institutions. The A&R Credit Agreement provides for a $220.0 million revolving credit facility, an $87.5 million term loan facility and an uncommitted incremental facility, which may be utilized for additional revolving or term loans, of up to $70.0 million. The A&R Credit Agreement also provides for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The proceeds of the term loan were used to refinance the existing term loan facility under the Company’s previous credit agreement, and the revolving credit facility is available for working capital, general corporate purposes and to pay fees and expenses in connection with entry into the A&R Credit Agreement. The maturity date of the A&R Credit Agreement is June 24, 2026.

The unamortized portion of debt origination costs totaled approximately $2.3 million and $2.9 million at June 30, 2024 and December 31, 2023, respectively. Amortization of debt origination costs is included as a component of interest expense in the condensed consolidated statements of income and comprehensive income and amounted to approximately $0.3 million for both the three months ended June 30, 2024 and 2023, and $0.6 million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively.

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

The effective interest rates for the term loan facility and revolving credit facility were 8.70% and 2.31%, respectively, for the six months ended June 30, 2024, and 8.03% and 1.85%, respectively, for the six months ended June 30, 2023.

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

The Company’s non-financial assets measured at fair value on a nonrecurring basis include goodwill and intangible assets. The determination of our intangible fair values is based on a discounted cash flows analysis that includes several assumptions and inputs to measure the economic benefit of these assets over their useful lives (Level 3).

The Company's financial assets and liabilities are carried at amortized cost.

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

Index
fair value of the revolving credit facility would approximate face value given the payment schedule and interest rate structure, which approximates current market interest rates.

NOTE 12 – SHARE-BASED COMPENSATION
International Money Express, Inc. Omnibus Equity Compensation Plans

The International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (the “2020 Plan”) provides for the granting of stock-based incentive awards, including stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) to employees, certain service providers and independent directors of the Company. There are 3.7 million shares of the Company’s common stock approved for issuance under the 2020 Plan, which includes 0.4 million shares that were previously subject to awards granted under the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (the “2018 Plan” and together with the 2020 Plan, the “Plans”). Although awards remain outstanding under the 2018 Plan, which was terminated effective June 26, 2020, no additional awards may be granted under the 2018 Plan. As of June 30, 2024, 1.5 million shares remained available for future awards under the 2020 Plan.

Stock Options

Share-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The stock options issued under the Plans have 10-year terms and generally vest in four equal annual installments beginning one year after the date of the grant. The Company recognized compensation expense for stock options of approximately $42.4 thousand and $119.7 thousand for the three months ended June 30, 2024 and 2023, respectively, and $86.8 thousand and $254.6 thousand for the six months ended June 30, 2024 and 2023, respectively, which are included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. As of June 30, 2024, there is no unrecognized compensation expense related to stock options.

A summary of stock option activity under the Plans during the six months ended June 30, 2024 is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2023	588,675	$11.49	5.23	$4.18
Granted	—	$—		$—
Exercised(1)	(393,750)	$11.32		$4.18
Forfeited	—	$—		$—
Expired	(375)	$9.91		$3.43
Outstanding at June 30, 2024	194,550	$11.82	4.74	$4.19

Exercisable at June 30, 2024(2)	194,550	$11.82	4.74	$4.19
(1) The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2024 was approximately $3.7 million.
(2) The aggregate fair value of all vested/exercisable options outstanding as of June 30, 2024 was $0.8 million, which was determined based on the market value of our stock as of that date.

Restricted Stock Units

The RSUs granted under the 2020 Plan to the Company’s employees or certain service providers generally vest in four equal annual installments beginning one year after the date of the grant, while RSUs issued to the Company’s independent directors vest on the one-year anniversary from the grant date. The Company recognized compensation expense for all RSUs of approximately $0.9 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively, and $1.9 million and $1.3 million for the six months ended June 30, 2024 and 2023, respectively, which are included in salaries and benefits in the condensed consolidated statements of income and

Index
comprehensive income. As of June 30, 2024, unrecognized compensation expense related to RSUs of approximately $8.1 million is expected to be recognized over a weighted-average period of 2.1 years.

A summary of RSU activity during the six months ended June 30, 2024 is presented below:

	Number of RSUs	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2023	376,950	$20.25
Granted(1)	242,628	$21.10
Vested (and settled)	(137,583)	$19.50
Forfeited	(42,222)	$21.02
Outstanding (nonvested) at June 30, 2024	439,773	$20.89
(1) The aggregate fair value of all RSUs granted during the six months ended June 30, 2024 was approximately $5.1 million.

Share Awards

During the six months ended June 30, 2024, 911 fully vested shares were granted to the Lead Independent Director and Chairs of the Committees of the Board of Directors resulting in compensation expense of $20.1 thousand for the six months ended June 30, 2024, which is recorded and included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. Effective in the second quarter of 2024, the grant of share awards to certain of the Company's independent directors was replaced with the grant of RSAs as described below.

Restricted Stock Awards

The RSAs issued under the 2020 Plan to the Company’s employees generally vest in four equal annual installments beginning one year after the date of grant, while RSAs issued to certain of the Company’s independent directors vest over a three-month period. The Company recognized compensation expense for RSAs granted of $0.4 million for both the three months ended June 30, 2024 and 2023, respectively, and $0.8 million and $0.6 million for the six months ended June 30, 2024 and 2023, respectively, which is included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. As of June 30, 2024, there was $4.1 million of unrecognized compensation expense related to RSAs, which is expected to be recognized over a weighted-average period of 1.9 years.

A summary of RSA activity during the six months ended June 30, 2024 is presented below:

	Number of RSAs	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2023	191,980	$19.53
Granted(1)	99,623	$21.28
Vested	(65,751)	$18.37
Forfeited	—	$—
Outstanding (nonvested) at June 30, 2024	225,852	$20.64
(1) The aggregate fair value of all RSAs granted during the six months ended June 30, 2024 was approximately $2.1 million.

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

The Company recognized compensation expense for PSUs of $1.0 million for both the three months ended June 30, 2024 and 2023, respectively, and $1.7 million and $1.8 million for the six months ended June 30, 2024 and 2023, respectively, which is included in salaries

Index
and benefits in the condensed consolidated statements of income and comprehensive income. As of June 30, 2024, there was $5.7 million of unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted-average period of 1.9 years.

A summary of PSU activity during the six months ended June 30, 2024 is presented below:

	Number of PSUs	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2023	247,680	8.73	$23.72
Granted(1)	215,197		$19.55
Vested	—		$—
Forfeited	(4,508)		$25.09
Outstanding (nonvested) at June 30, 2024	458,369	8.79	$21.75
(1) The aggregate fair value of all PSUs granted during the six months ended June 30, 2024 was approximately $4.2 million.

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

The Company accounts for purchases of treasury stock under the cost method. Any direct costs incurred to acquire treasury stock are considered stock issue costs and added to the cost of the treasury stock. Separately from the Repurchase Program, on March 11, 2024 the Company entered into an agreement with Robert W. Lisy, the Company’s Chief Executive Officer, President and Chairman of the Board of Directors, for the purchase of 175,000 shares of the Company's common stock for a total purchase price of $3.3 million, in a privately-negotiated transaction. During the three and six months ended June 30, 2024, including the shares previously mentioned, the Company purchased 521,651 shares and 1,646,127 shares, respectively, for an aggregate purchase price of $11.2 million and $34.6 million, respectively. During the three and six months ended June 30, 2023, the Company purchased 916,122 shares and 1,232,581 shares for an aggregate purchase price of $22.9 million and $30.5 million, respectively. As of June 30, 2024, there was $39.4 million available for future share repurchases under the Repurchase Program.

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

Below are basic and diluted earnings per share for the periods indicated (in thousands, except for share data):

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net income	$14,033	$15,422	$26,139	$27,184

Shares:
Weighted-average common shares outstanding – basic	32,698,951	36,001,670	33,187,196	36,239,997
Effect of dilutive securities
RSUs	84,073	122,030	98,804	131,335
Stock options	110,107	329,196	174,046	332,531
RSAs	32,317	52,046	45,349	61,626
PSUs	165,358	366,732	134,416	350,001
Weighted-average common shares outstanding – diluted	33,090,806	36,871,674	33,639,811	37,115,490

Earnings per common share – basic	$0.43	$0.43	$0.79	$0.75
Earnings per common share – diluted	$0.42	$0.42	$0.78	$0.73

As of June 30, 2024, there were approximately 213.3 thousand RSUs and 113.0 thousand RSAs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.

As of June 30, 2023, there were approximately 111.9 thousand RSUs and 58.4 thousand RSAs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.

As discussed in Note 13, the Company repurchased 521,651 shares and 1,646,127 shares of its common stock in the three and six months ended June 30, 2024, respectively. The effect of these repurchases on the Company’s weighted-average shares outstanding for the three and six months ended June 30, 2024 was a reduction of 1,494,643 shares and 940,695 shares, respectively, due to the timing of the repurchases.

NOTE 15 – INCOME TAXES
A reconciliation between the income tax provision at the U.S. statutory tax rate and the Company’s income tax provision on the condensed consolidated statements of income and comprehensive income is below (in thousands, except for tax rates):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income before income taxes	$19,809	$22,091	$36,693	$38,739
U.S statutory tax rate	21%	21%	21%	21%
Income tax expense at statutory rate	4,160	4,639	7,706	8,135

State tax expense, net of federal benefit	1,515	1,741	2,745	3,055
Foreign tax rates different from U.S. statutory rate	73	(5)	92	43
Non-deductible expenses	263	283	487	508
Stock compensation	(258)	(67)	(508)	(274)
Other	23	78	32	88
Total income tax provision	$5,776	$6,669	$10,554	$11,555

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

Index

Our income tax provision includes the expected benefit of all deferred tax assets, including our net operating loss carryforwards. With certain exceptions, these net operating loss carryforwards will expire from 2030 through 2037 for federal losses, from 2029 through 2038 for state losses, and from 2039 through 2044 for foreign losses. After consideration of all evidence, both positive and negative, management has determined that no valuation allowance is required at June 30, 2024 on the Company’s U.S. federal or state deferred tax assets; however, a valuation allowance has been recorded at June 30, 2024 on deferred tax assets associated with Canadian, Spanish, Italian, German and Dutch net operating loss carryforwards as these foreign subsidiaries have a history of incurring taxable losses in recent years. The valuation allowance will be maintained until sufficient positive evidence exists to support their future realization. Utilization of the Company’s net operating loss carryforwards is subject to limitation under Internal Revenue Code Section 382 and similar tax provisions in the foreign jurisdictions in which we operate.

As presented in the income tax reconciliation above, the tax provision recognized on the condensed consolidated statements of income and comprehensive income was impacted by state taxes, non-deductible officer compensation and share-based compensation tax benefits, and foreign tax rates applicable to the Company’s foreign subsidiaries that are higher or lower than the U.S. statutory rate. Our effective state tax rate for the three and six months ended June 30, 2024 was lower than our effective state tax rate for the three and six ended June 30, 2023. The decrease in our effective state tax rate is primarily a result of a decrease in the statutory rates for certain states in which we operate.

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

Regulatory Requirements

Pursuant to applicable licensing laws, certain domestic and foreign subsidiaries of the Company are required to maintain minimum tangible net worth and liquid assets (eligible securities) to cover the amount outstanding of wire transfers and money orders payable. As of June 30, 2024, the Company’s subsidiaries were in material compliance with these two requirements.

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

Overview
We are a leading omnichannel money remittance services company focused primarily on the United States of America (“United States” or “U.S.”) to Latin America and the Caribbean (“LAC”) corridor, which includes Mexico, Central and South America and the Caribbean. We also provide our remittances services to Africa and Asia from the United States and offer sending services from Canada to Latin America and Africa. Also, through the acquisition of LAN Holdings we now provide remittance services from Spain, Italy and Germany to Africa, Asia and Latin America. We utilize our proprietary technology to deliver convenient, reliable and value-added services to consumers through a broad network of sending and paying agents as well as our own Company-operated stores and paying entities. Our remittance services, which include a comprehensive suite of ancillary financial processing solutions and payment services, are available in all 50 states in the U.S., Washington D.C., Puerto Rico and 13 provinces in Canada, as well as in certain locations in Spain, Italy and Germany, where consumers can send money to beneficiaries in more than 60 countries in LAC, Africa and Asia. Our services are accessible in person through over 180,000 independent sending and paying agents and 118 Company-operated stores, as well as online and via Internet-enabled mobile devices. Additionally, our product and service portfolio include online payment options, pre-paid debit cards and direct deposit payroll cards, which may present different cost, demand, regulatory and risk profiles relative to our core money remittance business.

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

Our money remittance services enable consumers to send funds through our broad network of locations in the United States, Canada, Spain, Italy and Germany that are primarily operated by third-party businesses, as well as through our Company-operated stores located in those jurisdictions. Transactions are processed and payment is collected by our agents (“sending agent(s)”) and those funds become available for pickup by the beneficiary at the designated destination, usually within minutes, at any Intermex payer location (“paying agent(s)”). We refer to our sending agents and our paying agents collectively as agents. In addition, our services are offered digitally through Intermexonline.com, online.i-transfer.es and via Internet-enabled mobile devices. For the six months ended June 30, 2024, we have grown our agent network by approximately 0.5%. For the six months ended June 30, 2024, principal amount sent increased by approximately 1.4% to $11.9 billion, as compared to the same period in 2023, and total remittances processed were approximately 28.7 million, representing an increase of approximately 2.7%, as compared to the same period in 2023 primarily related to increased volume generated by our agent network.

Restructuring Costs

During the second quarter of 2024, the Company recorded restructuring costs primarily related to certain of its foreign operations and La Nacional. These restructuring costs are part of the Company's plan, for which the objectives are to reorganize the workforce, streamline operational processes, integrate technology functionality as well as increase efficiencies within the Company.
For the three and six months ended June 30, 2024, the Company incurred approximately $2.5 million in restructuring costs in expenses for a reduction of workforce in certain locations, closing of certain facilities, discontinuing technology and disposal of obsolete

Index
assets. These expenses include approximately $1.7 million in severance payments and related benefits, $0.4 million in software and software development costs write-offs and $0.4 million in legal and professional fees, which are included in restructuring costs in the condensed consolidated statement of income and comprehensive income.
The Company has paid out $0.7 million of the above charges during the three months ended June 30, 2024 and has a liability of $1.4 million recorded in accrued and other liabilities in the condensed consolidated balance sheet as of June 30, 2024. We expect to incur a total of approximately $[2.8] million in connection with the restructuring of La Nacional and certain of our foreign subsidiaries.
As a result of implementing this strategy, the Company expects to reduce compensation expense and certain facilities related charges in an amount of approximately [$2.0 million] a year. The anticipated effect of this reduction in expenses will be primarily realized during 2025. In addition, the Company does not expect that the execution of this strategy will result in any material reduction of revenues or increase of its ongoing operating expenses.

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

Index
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

Political, social and economic conditions in key Latin American markets continue to exhibit instability, as evidenced by higher interest rates, high unemployment rates, restricted lending activity, higher inflation, volatility in foreign currencies and low consumer confidence, among other economic, political and market factors. Our business has generally been resilient during times of economic instability as money remittances are essential to many recipients, with the funds used by the receiving parties for their daily needs; however, long-term sustained appreciation of the Mexican peso or Guatemalan quetzal as compared to the U.S. dollar could negatively affect our revenues and profitability.

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
We have encountered and continue to expect to encounter increasing competition as new electronic platforms emerge that enable consumers to send and receive money through a variety of channels, but we do not expect adoption rates to be as significant in the near term for the consumer segment we serve. Regardless, we continue to innovate in the industry by differentiating our money remittance business through programs to foster loyalty among agents as well as consumers and have expanded our channels through which our services are accessed to include online and mobile offerings which are experiencing increased consumer adoption.

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

Index
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

Salaries and Benefits

Salaries and benefits include cash and share-based compensation associated with our corporate employees and sales team as well as employees at our Company-operated stores. Corporate employees include management, customer service, compliance, information technology, operations, finance, legal and human resources. Our sales team, located throughout the United States, Canada, Spain and Italy, is focused on supporting and growing our sending agent network. Share-based compensation is primarily recognized as an expense on a straight-line basis over the requisite service period; unrecognized compensation expense related restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) of approximately $17.9 million is expected to be recognized over a weighted-average period of 2.0 years.

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

Restructuring Costs

We incurred costs associated with restructuring plans primarily related to our foreign operations and La Nacional. These costs included all internal and external costs directly related with the restructuring and consist primarily of severance payments, write-off of assets and certain legal and professional fees.

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

Index
Non-Operating Expenses
Interest Expense

Interest expense consists primarily of interest associated with our debt, which consists of a term loan facility and a revolving credit facility. The effective interest rates for the six months ended June 30, 2024 for the term loan facility and revolving credit facility were 8.70% and 2.31%, respectively.

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

Segments
Our business is organized around one reportable segment that provides money transmittal services primarily between the United States and Canada to Mexico, Guatemala and other countries in Latin America, Africa, Asia and Europe through a network of authorized agents located in various unaffiliated retail establishments and 118 Company-operated stores throughout the United States, Canada, Spain, Italy and Germany. This is based on the objectives of the business and how our chief operating decision maker, the CEO and President, monitors operating performance and allocates resources.

Index
Results of Operations
The following table summarizes the key components of our results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share data)	2024	2023	2024	2023
Revenues:
Wire transfer and money order fees, net	$145,837	$144,518	$272,758	$268,968
Foreign exchange gain, net	22,800	22,382	43,146	41,550
Other income	2,894	2,250	6,039	3,996
Total revenues	171,531	169,150	321,943	314,514

Operating expenses:
Service charges from agents and banks	113,369	110,996	211,303	207,113
Salaries and benefits	16,893	17,640	34,999	33,808
Other selling, general and administrative expenses	12,283	12,637	23,841	23,974
Restructuring costs	2,711	—	2,711	—
Depreciation and amortization	3,371	3,135	6,599	6,038
Total operating expenses	148,627	144,408	279,453	270,933

Operating income	22,904	24,742	42,490	43,581

Interest expense	3,095	2,651	5,797	4,842

Income before income taxes	19,809	22,091	36,693	38,739

Income tax provision	5,776	6,669	10,554	11,555

Net income	$14,033	$15,422	$26,139	$27,184

Earnings per common share:
Basic	$0.43	$0.43	$0.79	$0.75
Diluted	$0.42	$0.42	$0.78	$0.73

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Revenues
Revenues for the above periods are presented below:

($ in thousands)	Three Months Ended June 30, 2024	% of Revenues	Three Months Ended June 30, 2023	% of Revenues
Revenues:
Wire transfer and money order fees, net	$145,837	85%	$144,518	86%
Foreign exchange gain, net	22,800	13%	22,382	13%
Other income	2,894	2%	2,250	1%
Total revenues	$171,531	100%	$169,150	100%

Wire transfer and money order fees, net of $145.8 million for the three months ended June 30, 2024 increased by $1.3 million, or 1%, from $144.5 million for the three months ended June 30, 2023. The increase was primarily due to a 1% increase in transaction volume in

Index
the second quarter of 2024 compared to the second quarter of 2023, due to the continued growth in our agent network which increased by 1%, net when compared to June 30, 2023.

Revenues from foreign exchange gain, net of $22.8 million for the three months ended June 30, 2024 increased by $0.4 million, or 2%, from $22.4 million for the three months ended June 30, 2023. This increase was primarily due to higher transaction volume and principal amount sent by our agent network combined with a slightly higher foreign exchange spread on money transfers sent to certain countries in LAC.

Other income of $2.9 million for the three months ended June 30, 2024 increased by $0.6 million, or 2.6%, from $2.3 million for the three months ended June 30, 2023 primarily due to the impact of the revenue generated from ancillary services provided to a particular segment of our consumer base, an increase in fees related to a higher volume of transfers deemed abandoned property, check cashing service fees, as well as an increase in income related to money transfer transactions paid with debit or credit cards.

Operating Expenses
Operating expenses for the above periods are presented below:

($ in thousands)	Three Months Ended June 30, 2024	% of Revenues	Three Months Ended June 30, 2023	% of Revenues
Operating expenses:
Service charges from agents and banks	$113,369	66%	$110,996	66%
Salaries and benefits	16,893	10%	17,640	10%
Other selling, general and administrative expenses	12,283	7%	12,637	7%
Restructuring costs	2,711	2%	—	—%
Depreciation and amortization	3,371	2%	3,135	2%
Total operating expenses	$148,627	87%	$144,408	85%

Service charges from agents and banks — Service charges from agents and banks were $113.4 million for the three months ended June 30, 2024 compared to $111.0 million for the three months ended June 30, 2023. The increase of $2.4 million, or 2%, was primarily due to the increase in transaction volume described above and a higher sending agent fee per transaction due to an increase in total principal sent as well as an increase in fees related to money transfers processed online or by using mobile devices.

Salaries and benefits — Salaries and benefits of $16.9 million for the three months ended June 30, 2024 decreased by $0.7 million, or 4%, from $17.6 million for the three months ended June 30, 2023. The decrease is primarily due to cost savings related to the restructuring plan of La Nacional, which was implemented in the third quarter of 2023.

Other selling, general and administrative expenses — Other selling, general and administrative expenses of $12.3 million for the three months ended June 30, 2024 decreased by $0.3 million, or 2.4%, from $12.6 million for the three months ended June 30, 2023.

The decrease was primarily the result of:

•$0.6 million - related to a gain on a legal contingency settlement that was recorded in the second quarter of 2024 and collected in July 2024; and
•$0.3 million - decrease in facilities related expenses during the three months ended June 30, 2024 primarily related to facility closures as a result of the restructuring of La Nacional during the third quarter of 2023.

This decrease was partially offset by:

•$0.6 million - increase in provision for credit losses primarily due to higher outstanding receivable balances from sending agents as of June 30, 2024 compared to June 30, 2023 as receivable balances tend to increase during weekends.

Restructuring costs — Restructuring costs of $2.7 million for the three months ended June 30, 2024 included $1.9 million in severance costs, $0.4 million in fixed assets impairment, and $0.4 million in legal and professional fees primarily related to the restructuring of La Nacional and our foreign operations.

Depreciation and amortization — Depreciation and amortization of $3.4 million for the three months ended June 30, 2024 increased by $0.3 million or 9.7% from $3.1 million for the three months ended June 30, 2023. The increase is the result of higher depreciation associated with additional software developed and computer equipment acquired to support our growing business and sending agent

Index
network, as well as depreciation related to assets capitalized in connection with the Company’s new headquarters. These increases were partially offset by a decrease of approximately $0.2 million in amortization related to our Intermex trade name, developed technology and agent relationships during the three months ended June 30, 2024, as these intangibles are being amortized on an accelerated basis, which declines over time.

Non-Operating Expenses
Interest expense — Interest expense of $3.1 million for the three months ended June 30, 2024 increased by $0.4 million, or 14.8%, from $2.7 million for the three months ended June 30, 2023. The increase was primarily due to higher market interest rates and higher draws under our revolving credit facility to support the growth in our business.

Income tax provision — Income tax provision was $5.8 million for the three months ended June 30, 2024, which represents a decrease of $0.9 million from an income tax provision of $6.7 million for the three months ended June 30, 2023. The decrease in income tax provision was mainly attributable to lower income before taxes, a decrease in our effective state tax rate and higher deductible share-based compensation for the three months ended June 30, 2024.

Net Income
We reported Net Income of $14.0 million for the three months ended June 30, 2024 compared to Net Income of $15.4 million for the three months ended June 30, 2023, which resulted in a decrease of $1.4 million, or 9.1%, due to the same factors discussed above.

Earnings Per Share

Earnings per Share - Basic for both the three months ended June 30, 2024 and 2023 was $0.43 due to the decrease in net income offset by a reduced share count as a result of the stock repurchases.
Earnings per Share - Diluted for both the three months ended June 30, 2024 and 2023 was $0.42 due to the decrease in net income offset by a reduced share count as a result of the stock repurchases.
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

Index
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

Adjusted Net Income for the three months ended June 30, 2024 was $18.1 million, representing a slight decrease of $0.3 million from Adjusted Net Income of $18.4 million for the three months ended June 30, 2023. The decrease in Adjusted Net Income was primarily due to the decrease in Net Income discussed above, offset by the higher net effect of the adjusting items detailed in the table below.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted Net Income:

	Three Months Ended June 30,
(in thousands, except for per share data)	2024	2023
Net Income	$14,033	$15,422
Adjusted for:
Share-based compensation (a)	2,392	2,245
Restructuring costs (b)	2,711	—
Transaction costs (c)	26	275
Legal contingency settlement (d)	(570)	—
Other charges and expenses (e)	218	492
Amortization of intangibles (f)	958	1,209
Income tax benefit related to adjustments (g)	(1,673)	(1,274)
Adjusted Net Income	$18,095	$18,369

Adjusted Earnings per Share
Basic	$0.55	$0.51
Diluted	$0.55	$0.50

Weighted-average common shares outstanding
Basic	32,698,951	36,001,670
Diluted	33,090,806	36,871,674

(a)Represents share-based compensation relating to equity awards granted primarily to employees and independent directors of the Company.
(b)Represents primarily severance, write-off of assets and, legal and professional fees related to the execution of restructuring plans.
(c)Represents primarily financial advisory, professional and legal fees related to business acquisition transactions.
(d)Represents a gain contingency related to a legal settlement.
(e)Represents primarily loss on disposal of fixed assets.
(f)Represents the amortization of intangible assets that resulted from business acquisition transactions.

Index
(g)Represents the current and deferred tax impact of the taxable adjustments to Net Income using the Company’s blended federal and state tax rate for each period. Relevant tax-deductible adjustments include all adjustments to Net Income.

Adjusted Earnings per Share - Basic for the three months ended June 30, 2024 was $0.55, representing an increase of $0.04, or 7.8%, compared to $0.51 for the three months ended June 30, 2023. The increase in Adjusted Earnings per Share - Basic was primarily due to a lower weighted average common shares total for the period due to stock repurchases.

Adjusted Earnings per Share - Diluted for the three months ended June 30, 2024 was $0.55, representing an increase of $0.05, or 10.0%, compared to $0.50 for the three months ended June 30, 2023. The increase in Adjusted Earnings per Share - Diluted was primarily due to a lower weighted average common shares total for the period due to stock repurchases.

The following table presents the reconciliation of GAAP Earnings per Share, our closest GAAP measure, to Adjusted Earnings per Share:

	Three Months Ended June 30,
	2024		2023
	Basic	Diluted	Basic	Diluted
GAAP Earnings per Share	$0.43	$0.42	$0.43	$0.42
Adjusted for:
Share-based compensation	0.07	0.07	0.06	0.06
Restructuring costs	0.08	0.08	—	—
Transaction costs	NM	NM	0.01	0.01
Legal contingency settlement	(0.02)	(0.02)	—	—
Other charges and expenses	0.01	0.01	0.01	0.01
Amortization of intangibles	0.03	0.03	0.03	0.03
Income tax benefit related to adjustments	(0.05)	(0.05)	(0.04)	(0.03)
Adjusted Earnings per Share	$0.55	$0.55	$0.51	$0.50

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

Adjusted EBITDA for the three months ended June 30, 2024 was $31.1 million, representing an increase of $0.2 million, or 0.6%, from $30.9 million for the three months ended June 30, 2023. The increase in Adjusted EBITDA was primarily due to the higher net effect of the adjusting items detailed in the table below offset by the decrease in Net Income discussed above.

Index
The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted EBITDA:

	Three Months Ended June 30,
(in thousands)	2024	2023
Net Income	$14,033	$15,422
Adjusted for:
Interest expense	3,095	2,651
Income tax provision	5,776	6,669
Depreciation and amortization	3,371	3,135
EBITDA	26,275	27,877
Share-based compensation (a)	2,392	2,245
Restructuring costs (b)	2,711	—
Transaction costs (c)	26	275
Legal contingency settlement (d)	(570)	—
Other charges and expenses (e)	218	492
Adjusted EBITDA	$31,052	$30,889

(a)Represents share-based compensation relating to equity awards granted primarily to employees and independent directors of the Company.
(b)Represents primarily severance, write-off of assets, and legal and professional fees related to the execution of restructuring plans.
(c)Represents primarily financial advisory, professional and legal fees related to business acquisition transactions.
(d)Represents a gain contingency related to a legal settlement.
(e)Represents primarily loss on disposal of fixed assets.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Revenues
Revenues for the above periods are presented below:

($ in thousands)	Six Months Ended June 30, 2024	% of Revenues	Six Months Ended June 30, 2023	% of Revenues
Revenues:
Wire transfer and money order fees, net	$272,758	85%	$268,968	86%
Foreign exchange gain, net	43,146	13%	41,550	13%
Other income	6,039	2%	3,996	1%
Total revenues	$321,943	100%	$314,514	100%

Wire transfer and money order fees, net of $272.8 million for the six months ended June 30, 2024 increased by $3.8 million, or 1.4%, from $269.0 million for the six months ended June 30, 2023. The increase was primarily due to a 2.7% increase in transaction volume in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, largely due to the continued growth in transactions processed by our agent network which also increased by 1.2% when compared to June 30, 2023. These increases were partially offset primarily by a lower average price per transaction on money transfers.

Revenues from foreign exchange gain, net of $43.1 million for the six months ended June 30, 2024 increased by $1.5 million, or 3.6%, from $41.6 million for the six months ended June 30, 2023. This increase was primarily due to higher transaction volume and principal amount sent by our agent network combined with a higher foreign exchange spread on money transfers sent to certain countries in the LAC.

Other income of $6.0 million for the six months ended June 30, 2024 increased by $2.0 million, or 50.0%, from $4.0 million for the six months ended June 30, 2023 primarily due to the effect of higher revenue generated from other ancillary services provided by our corporate-operated stores such as check-cashing fees, an increase in fees related to a higher volume of transfers deemed abandoned property, and higher fees related to advances to sending agents as well as an increase in income related to money transfer transactions paid with debit or credit cards.

Index

Operating Expenses
Operating expenses for the above periods are presented below:

($ in thousands)	Six Months Ended June 30, 2024	% of Revenues	Six Months Ended June 30, 2023	% of Revenues
Operating expenses:
Service charges from agents and banks	$211,303	66%	$207,113	66%
Salaries and benefits	34,999	11%	33,808	11%
Other selling, general and administrative expenses	23,841	7%	23,974	7%
Restructuring costs	2,711	1%	—	—
Depreciation and amortization	6,599	2%	6,038	2%
Total operating expenses	$279,453	87%	$270,933	86%

Service charges from agents and banks — Service charges from agents and banks were $211.3 million for the six months ended June 30, 2024 compared to $207.1 million for the six months ended June 30, 2023. The increase of $4.2 million, or 2.0%, was primarily due to the increase in transaction volume described above and an increase in fees related to money transfers processed online or by using mobile devices.

Salaries and benefits — Salaries and benefits of $35.0 million for the six months ended June 30, 2024 increased by $1.2 million, or 3.6%, from $33.8 million for the six months ended June 30, 2023. The increase of $1.2 million is primarily attributable to $1.4 million related to our expanded workforce as a result of the LAN Holdings acquisition as it operates independently in the execution of certain operational functions, as well as an increase of $0.6 million in share-based compensation as a result of new awards granted throughout 2024, partially offset by cost savings of $0.9 million related to the restructuring plan of La Nacional, which was implemented in the third quarter of 2023.

Other selling, general and administrative expenses — Other selling, general and administrative expenses of $23.8 million for the six months ended June 30, 2024 decreased by $0.2 million, or 0.8%, from $24.0 million for the six months ended June 30, 2023.

The decrease was primarily the result of:

•$0.6 million - related to a gain on legal contingency settlement that was recorded in the second quarter of 2024 and collected in July 2024;
•$0.5 million - decrease in facilities related expenses during the six months ended June 30, 2024 primarily related to facility closures as a result of the restructuring of La Nacional during the third quarter of 2023;
•$0.4 million - lower transaction costs due to the acquisition of LAN Holdings that closed in April 2023;
•$0.3 million - related to litigation settlements incurred in the six months ended June 30, 2023; and
•$0.2 million - related to lower shipping costs due to higher deployment of computer equipment to our sending agents during the six months ended June 30, 2023.

This decrease was partially offset by:

•$1.4 million - increase in provision for credit losses primarily due to a higher balance outstanding of receivable balances from sending agents as of June 30, 2024 compared to June 30, 2023.
•$0.4 million - higher advertising expenses incurred in the six months ended June 30, 2024 to support the growth of our business.

Restructuring costs — Restructuring costs of $2.7 million for the six months ended June 30, 2024 included $1.9 million in severance costs, $0.4 million in fixed assets impairment, and $0.4 million in legal and professional fees primarily related to the restructuring of La Nacional and our foreign operations.

Depreciation and amortization — Depreciation and amortization of $6.6 million for the six months ended June 30, 2024 increased by $0.6 million from $6.0 million or 10.0% for the six months ended June 30, 2023. The increase is the result of higher depreciation associated with additional software developed and computer equipment acquired to support our growing business and sending agent network, as well as depreciation related to assets capitalized in connection with the Company’s new headquarters. These increases were partially offset by a decrease of approximately $0.4 million in amortization related to our Intermex trade name, developed technology and agent relationships during the six months ended June 30, 2024, as these intangibles are being amortized on an accelerated basis, which declines over time.

Index

Non-Operating Expenses
Interest expense — Interest expense of $5.8 million for the six months ended June 30, 2024 increased by $1.0 million, or 20.8%, from $4.8 million for the six months ended June 30, 2023. The increase was primarily due to higher market interest rates, as well as higher and more frequent draws under our revolving credit facility during the six months ended June 30, 2024.

Income tax provision — Income tax provision was $10.6 million for the six months ended June 30, 2024, which represents a decrease of $1.0 million from an income tax provision of $11.6 million for the six months ended June 30, 2023. The decrease in income tax provision was mainly attributable to a decrease in income before taxes, higher deductible share based compensation, as well as a decrease in our effective state tax rate for the six months ended June 30, 2024.

Net Income
We reported Net Income of $26.1 million for the six months ended June 30, 2024 compared to Net Income of $27.2 million for the six months ended June 30, 2023, which resulted in a decrease of $1.1 million, or 4.0%, due to the same factors discussed above.

Earnings Per Share
Earnings per Share - Basic for the six months ended June 30, 2024 was $0.79, representing an increase of $0.04, or 5.3%, compared to $0.75 for the six months ended June 30, 2023.

Earnings per Share - Diluted for the six months ended June 30, 2024 was $0.78, representing an increase of $0.05, or 6.8%, compared to $0.73 for the six months ended June 30, 2023.

The increase in both basic and diluted EPS largely reflect the decrease in net income discussed above and the effect of a reduced share count as a result of the stock repurchases.

Non-GAAP Financial Measures

Adjusted Net Income and Adjusted Earnings per Share
Adjusted Net Income (previously defined and used as described above) for the six months ended June 30, 2024 was $32.8 million, representing an increase of $0.2 million, or 0.6%, from Adjusted Net Income of $32.6 million for the six months ended June 30, 2023. The increase in Adjusted Net Income was primarily due to the higher net effect of the adjusting items detailed in the table below offset by the decrease in net income as discussed above.

Index
The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted Net Income:

	Six Months Ended June 30,
(in thousands, except for per share data)	2024	2023
Net Income	$26,139	$27,184
Adjusted for:
Share-based compensation (a)	4,545	3,943
Restructuring costs (b)	2,711	—
Transaction costs (c)	36	399
Legal contingency settlement (d)	(570)	—
Other charges and expenses (e)	655	1,021
Amortization of intangibles (f)	1,935	2,334
Income tax benefit related to adjustments (g)	(2,679)	(2,296)
Adjusted Net Income	$32,772	$32,585

Adjusted Earnings per Share
Basic	$0.99	$0.90
Diluted	$0.97	$0.88

Weighted-average common shares outstanding
Basic	33,187,196	36,239,997
Diluted	33,639,811	37,115,490

(a)Represents share-based compensation relating to equity awards granted primarily to employees and independent directors of the Company.
(b)Represents primarily severance, write-off of assets and, legal and professional fees related to the execution of restructuring plans.
(c)Represents primarily financial advisory, professional and legal fees related to business acquisition transactions.
(d)Represents a gain contingency related to a legal settlement.
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

Adjusted Earnings per Share - Basic and Diluted (previously defined and used as described above) are as follows:

Adjusted Earnings per Share - Basic for the six months ended June 30, 2024 was $0.99, representing an increase of $0.09, or 10.0%, compared to $0.90 for the six months ended June 30, 2023. The increase in Adjusted Earnings per Share - Basic was primarily due to the higher net effect of the adjusting items detailed in the table above combined with the effect of a lower weighted average common shares total for the period due to stock repurchases.

Adjusted Earnings per Share - Diluted for the six months ended June 30, 2024 was $0.97, representing an increase of $0.09, or 10.2%, compared to $0.88 for the six months ended June 30, 2023. The increase in Adjusted Earnings per Share - Diluted was primarily due to the

Index
higher net effect of the adjusting items detailed in the table above combined with the effect of a lower weighted average common shares total for the period due to stock repurchases.

The following table presents the reconciliation of GAAP Earnings per Share, our closest GAAP measure, to Adjusted Earnings per Share:

	Six Months Ended June 30,
	2024		2023
	Basic	Diluted	Basic	Diluted
GAAP Earnings per Share	$0.79	$0.78	$0.75	$0.73
Adjusted for:
Share-based compensation	0.14	0.14	0.11	0.11
Restructuring costs	0.07	0.07	—	—
Transaction costs	NM	NM	0.01	0.01
Legal contingency settlement	(0.02)	(0.02)	—	—
Other charges and expenses	0.02	0.02	0.03	0.03
Amortization of intangibles	0.06	0.06	0.06	0.06
Income tax benefit related to adjustments	(0.08)	(0.08)	(0.06)	(0.06)
Adjusted Earnings per Share	$0.99	$0.97	$0.90	$0.88

NM - Per share amounts are not meaningful.
The table above may contain slight summation differences due to rounding.

Adjusted EBITDA

Adjusted EBITDA (previously defined and used as described above) for the six months ended June 30, 2024 was $56.5 million, representing an increase of $1.5 million, or 2.7%, from $55.0 million for the six months ended June 30, 2023. The increase in Adjusted EBITDA was primarily due to the higher net effect of the adjusting items detailed in the table below offset by the decrease in Net Income discussed above.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted EBITDA:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net Income	$26,139	$27,184
Adjusted for:
Interest expense	5,797	4,842
Income tax provision	10,554	11,555
Depreciation and amortization	6,599	6,038
EBITDA	49,089	49,619
Share-based compensation (a)	4,545	3,943
Restructuring costs (b)	2,711	—
Transaction costs (c)	36	399
Legal contingency settlement (d)	(570)	—
Other charges and expenses (e)	655	1,021
Adjusted EBITDA	$56,466	$54,982

(a)Represents share-based compensation relating to equity awards granted primarily to employees and independent directors of the Company.
(b)Represents primarily severance, write-off of assets and, legal and professional fees related to the execution of restructuring plans.
(c)Represents primarily financial advisory, professional and legal fees related to business acquisition transactions.
(d)Represents a gain contingency related to a legal settlement.
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

We have funded and still expect to continue funding our liquidity requirements through internally generated funds, supplemented in the ordinary course, with borrowings under our revolving credit facility. We maintain a strong cash and cash equivalents balance position and have access to committed funding sources, which we have used only on an ordinary course basis during the six months ended June 30, 2024. Therefore, we believe that our current cash and cash equivalents position, as well as projected cash flows generated from operations, together with borrowings under our revolving credit facility are sufficient to fund our principal and interest payments, lease expenses, our working capital needs, our business acquisitions, our expected capital expenditures and projected common stock repurchases in the short and long term.

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

As of June 30, 2024, we had $72.2 million of borrowings under the term loan facility excluding debt origination costs of $1.0 million. As of June 30, 2024, there were $140.0 million of outstanding amounts drawn on the revolving credit facility. There were $150.0 million of additional borrowings available under these facilities as of June 30, 2024.

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

The effective interest rates for the six months ended June 30, 2024 for the term loan facility and revolving credit facility were 8.70% and 2.31%, respectively. Interest is payable (x)(i) generally on the last day of each interest period selected for SOFR loans, but in any event, not less frequently than every three months, and (ii) on the last business day of each quarter for base rate loans and (y) at final maturity.

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

As of June 30, 2024, we were in compliance with the covenants of the A&R Credit Agreement that require the Company to maintain a quarterly minimum fixed charge coverage ratio of 1.25:1.00 and a quarterly maximum consolidated leverage ratio of 3.25:1.00.

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

The Company accounts for purchases of treasury stock under the cost method. Any direct costs incurred to acquire treasury stock are considered stock issue costs and added to the cost of the treasury stock. During the six months ended June 30, 2024, including the shares purchased in the privately-negotiated transaction described below, the Company purchased 1,646,127 shares for an aggregate purchase price of $34.6 million. During the six months ended June 30, 2023, the Company purchased 1,232,581 shares for an aggregate purchase price of $30.5 million. As of June 30, 2024, there was $39.4 million available for future share repurchases under the Repurchase Program.

Privately-Negotiated Share Repurchase Transaction

On March 11, 2024, the Company entered into an agreement with Robert W. Lisy, the Company's Chief Executive Officer, President and Chairman of the Board of Directors, for the purchase of 175,000 shares of the Company’s common stock for a total purchase price of $3.3 million, or a per share price of $19.11, in a privately-negotiated transaction.

Operating Leases

We are party to operating leases for office space, warehouses and Company-operated store locations, which we use as part of our day-to-day operations. Operating lease expenses were $1.7 million and $3.5 million for the three and six months ended June 30, 2024, respectively, which we expect to be consistent throughout the year. We have not entered into finance lease commitments. For additional information on operating lease obligations, refer to Note 7, Leases, to the Condensed Consolidated Financial Statements.

Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2024	2023
Statement of Cash Flows Data:
Net cash provided by operating activities	$28,666	$8
Net cash used in investing activities	(20,150)	(10,028)
Net cash (used in) provided by financing activities	(14,066)	6,546
Effect of exchange rate changes on cash and cash equivalents	(444)	1,353
Net decrease in cash and cash equivalents	(5,994)	(2,121)

Cash and cash equivalents, beginning of period	239,203	149,493
Cash and cash equivalents, end of period	$233,209	$147,372

Operating Activities
Net cash provided by operating activities was $28.7 million for the six months ended June 30, 2024, an increase of $28.7 million from net cash provided in operating activities of $8.0 thousand for the six months ended June 30, 2023. The increase is primarily a result of a

Index
$27.8 million change in working capital, which varies due to timing of remittances of consumer funds by sending agents and transmittal orders and payments, as well as prefunding of payers primarily for weekends, and additional cash generated by our operating results for the six months ended June 30, 2024, which reflected the further growth of our business.

Investing Activities
Net cash used in investing activities was $20.2 million for the six months ended June 30, 2024, representing an increase of $10.2 million from net cash used in investing activities of $10.0 million for the six months ended June 30, 2023. This increase in cash used was primarily due to the capitalization of leasehold improvements, furniture and equipment related to the Company's move to the new U.S. headquarters in February 2024 of approximately $9.9 million, as well as investments in software and equipment to support our continued growth of sending agents and commitment to improve our proprietary software during the six months ended June 30, 2024 in comparison with the six months ended June 30, 2023.

Financing Activities
Net cash used in financing activities was $14.1 million for the six months ended June 30, 2024, which primarily consisted of $26.0 million of net borrowings from the revolving credit facility, $3.3 million in scheduled quarterly payments due on the term loan facility, $34.6 million used for repurchases of common stock and $2.2 million of payments for stock-based awards for shares withheld for tax payments in connection with share-based compensation arrangements.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. Our Critical Accounting Policies and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023, for which there were no material changes during the three and six months ended June 30, 2024, included the following:

•Allowance for Credit Losses
•Goodwill and Intangible Assets
•Income Taxes

Recent Accounting Pronouncements
Refer to Note 1, Business and Accounting Policies, of the Condensed Consolidated Financial Statements for information on recent accounting pronouncements.

Index
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
We manage foreign currency risk through the structure of the business and an active risk management process. One of the methods to settle with our payers in Latin America is entering into foreign exchange tom and spot transactions with local and foreign currency providers (“counterparties”). The foreign currency exposure on our foreign exchange tom and spot transactions is limited by the fact that all transactions are settled within two business days from trade date. Foreign currency fluctuations, however, may negatively affect our average exchange gain per transaction. The Company had open tom and spot foreign exchange contracts for Mexican pesos and Guatemalan quetzales amounting to approximately $81.0 million and $56.9 million at June 30, 2024 and December 31, 2023, respectively.

In addition, included in wire transfers and money orders payable, net in our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, there are $56.7 million and $40.7 million, respectively, of wires payable denominated in foreign currencies, primarily Mexican pesos and Guatemalan quetzales.

Also, included in prepaid wires, net in our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, there are $11.8 million and $17.8 million, respectively, of prepaid wires denominated in foreign currencies, primarily Mexican pesos and Guatemalan quetzales.

We are also exposed to changes in currency rates as a result of our investments in foreign operations and revenues generated in currencies other than the U.S. dollar. Revenues and profits generated by international operations will increase or decrease because of changes in foreign currency exchange rates. This foreign currency risk is related primarily to our operations in our foreign subsidiaries. Revenues from our foreign subsidiaries represent less than 3% of our consolidated revenues for the six months ended June 30, 2024. Therefore, a 10% increase or decrease in these currency rates against the U.S. Dollar would result in a de minimis change to our overall operating results.

The spot and average exchange rates for the currencies in which we operate to U.S. dollar are as follows:

	2024		2023
	Spot(1)	Average(2)	Spot(1)	Average(2)
U.S. dollar/Mexico Peso	18.28	17.10	17.09	18.17
U.S. dollar/Guatemala Quetzal	7.74	7.77	7.84	7.81
U.S. dollar/Canadian Dollar	1.37	1.36	1.33	1.35
U.S. dollar/Dominican Peso	59.09	58.85	54.95	54.42
U.S. dollar/Euro	0.93	0.93	0.92	0.92
(1)Spot exchange rates are as of June 30, 2024 and December 31, 2023.
(2)Average exchange rates are for the six months ended June 30, 2024 and 2023.

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

During the six months ended June 30, 2024, the Federal Reserve maintained the fed funds rate at 5.50% with the expectation that inflation in the United States declines in accordance with its target. As a consequence, other benchmark interest rates such as SOFR were maintained at the same level as well. The Company expects that the Federal Reserve will continue to monitor inflation indicators and will maintain the fed funds rate at the current level before considering any potential decreases in 2024. As of June 30, 2024, we had $72.2 million and $140.0 million in outstanding borrowings under the term loan facility and revolving credit facility, respectively. A hypothetical 1% increase or decrease in the interest rate on our indebtedness as of June 30, 2024 would have increased or decreased cash interest expense on our term loan facility and revolving credit facility by approximately $0.7 million and $1.4 million per annum, respectively.

Index
Credit Risk
We maintain certain cash balances in various U.S. banks, which at times, may exceed federally insured limits. We have not incurred any losses on these accounts. In addition, we maintain cash in various bank accounts in Mexico, Guatemala, Canada, the Dominican Republic, Spain and Italy and short-term investment accounts in Mexico, which may not be fully insured. During the six months ended June 30, 2024, we did not incur any losses on these uninsured accounts. To manage our exposure to credit risk with respect to cash balances and other credit risk exposure resulting from our relationships with banks and financial institutions, we regularly review cash concentrations, and we attempt to diversify our cash balances among global financial institutions.

We are also exposed to credit risk related to receivable balances from sending agents. We perform a credit review before each agent signing and conduct ongoing analyses of sending agents and certain other parties we transact with directly. As of June 30, 2024, we also had $5.3 million outstanding of agent advances receivable from sending agents. Most of the agent advances receivable are collateralized by personal guarantees from the sending agents and by assets from their businesses.

Our provision for credit losses was approximately $3.4 million for the six months ended June 30, 2024 (1.1% of total revenues) and $1.9 million for the six months ended June 30, 2023 (0.6% of total revenues). The increase in our provision for credit losses in the six months ended June 30, 2024 is due to a combination of higher write-offs of accounts receivable in 2024 compared to 2023 primarily as a result of sending agents that were not able to pay in accordance with the original terms and are, accordingly, subject to our normal collection procedures and higher outstanding balances of accounts receivable primarily related to the acquisition of La Nacional and LAN Holdings and higher volume growth processed by our sending agents.
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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our Chief Executive Officer and President, and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure as of June 30, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the quarter ended June 30, 2024:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
April 1 through April 30	369,923	$22.08	369,002	$42,531,728
May 1 through May 31	125,017	$20.78	47,037	$41,581,416
June 1 through June 30	107,877	$20.82	105,612	$39,381,693
Total	602,817		521,651

(a)Includes (i) 921, (ii) 77,980 and (iii) 2,265 shares withheld for income tax purposes in April 2024, May 2024 and June 2024, respectively, in connection with shares issued under compensation and benefit programs.
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the quarter ended June 30, 2024, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Index
ITEM 6. EXHIBITS

Exhibit No.	Document
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Chief Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Chief Financial Officer

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included with the Exhibit 101 attachments).
†    Management contract or compensatory plan or arrangement.
*Filed herewith.
**    Previously filed.
#    Furnished herewith.

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Money Express, Inc. (Registrant)

Date: August 8, 2024	By:	/s/ Robert Lisy
Robert Lisy
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Andras Bende
Andras Bende
Chief Financial Officer
(Principal Financial Officer)