Form 10-Q
period 2024-09-30
International Money Express, Inc.
filed 2024-11-08
CIK 1683695

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒
As of November 4, 2024, there were 31,098,659 shares of the registrant’s common stock, $0.0001 par value per share, outstanding. The registrant has no other class of common stock outstanding.

Index
INTERNATIONAL MONEY EXPRESS, INC.

Index

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act, as amended, which reflect our current views with respect to certain events that are not historical facts but could have an effect on our future performance, including but without limitation, statements regarding our plans, objectives, financial performance, business strategies, projected results of operations, and expectations of the Company. Such forward-looking statements include all statements regarding the Board’s evaluation of strategic alternatives, including exploring options for a potential sale in a private transaction.

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
•factors relating to our business, operations and financial performance, including:
•risks and uncertainties as to the outcome and timing of the Board’s strategic alternative evaluation process, including the possibility that the Board may decide not to undertake a strategic alternative following the evaluation process; the Company’s inability to consummate any proposed strategic alternative resulting from the review due to, among other things, market, regulatory and other factors; the potential for disruption to our business resulting from the review process; and potential adverse effects on the Company’s stock price from the announcement, suspension or consummation of the evaluation process and the results thereof;
•loss of, or reduction in business with, key sending agents;
•our ability to effectively compete in the markets in which we operate;
•economic factors such as inflation, the level of economic activity, recession risks and labor market conditions, as well as volatility in market interest rates;
•international political factors, including ongoing hostilities in Ukraine and the Middle East, political instability, tariffs, border taxes or restrictions on remittances or transfers from the outbound countries in which we operate or plan to operate;
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
•our success in developing, introducing and expanding customer acceptance of new products, digital services and infrastructure;
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

Index
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
4

Index
PART 1 – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	September 30, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$156,611	$239,203
Accounts receivable, net	126,296	155,237
Prepaid wires, net	32,103	28,366
Prepaid expenses and other current assets	10,831	10,068
Total current assets	325,841	432,874

Property and equipment, net	49,497	31,656
Goodwill	55,195	53,986
Intangible assets, net	15,677	18,143
Deferred tax asset, net	451	—
Other assets	34,262	40,153
Total assets	$480,923	$576,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net	$—	$7,163
Accounts payable	29,618	36,507
Wire transfers and money orders payable, net	105,719	125,042
Accrued and other liabilities	45,553	54,661
Total current liabilities	180,890	223,373
Long-term liabilities:
Debt, net	138,228	181,073
Lease liabilities, net	19,960	22,670
Deferred tax liability, net	—	659
Total long-term liabilities	158,188	204,402

Commitments and contingencies, see Note 16

Stockholders’ equity:
Common stock $0.0001 par value; 200,000,000 shares authorized, 40,135,921 and 39,673,271 shares issued and 31,546,388 and 33,823,237 shares outstanding as of September 30, 2024 and December 31, 2023, respectively, and Preferred stock $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding	4	4
Additional paid-in capital	80,583	75,686
Retained earnings	242,085	198,649
Accumulated other comprehensive (loss) income	(323)	262
Treasury stock, at cost; 8,589,533 and 5,850,034 shares as of September 30, 2024 and December 31, 2023, respectively	(180,504)	(125,564)
Total stockholders’ equity	141,845	149,037
Total liabilities and stockholders’ equity	$480,923	$576,812
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except for share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Wire transfer and money order fees, net	$144,600	$147,387	$417,358	$416,355
Foreign exchange gain, net	23,954	22,688	67,100	64,239
Other income	3,393	2,362	9,432	6,358
Total revenues	171,947	172,437	493,890	486,952

Operating expenses:
Service charges from agents and banks	111,348	112,871	322,651	319,983
Salaries and benefits	17,238	17,789	52,237	51,597
Other selling, general and administrative expenses	12,127	12,908	35,968	36,883
Restructuring costs	27	1,145	2,738	1,145
Depreciation and amortization	3,382	3,472	9,981	9,511
Total operating expenses	144,122	148,185	423,575	419,119

Operating income	27,825	24,252	70,315	67,833

Interest expense	3,200	2,801	8,997	7,643

Income before income taxes	24,625	21,451	61,318	60,190

Income tax provision	7,328	6,619	17,882	18,174

Net income	17,297	14,832	43,436	42,016

Other comprehensive (loss) income	(66)	(214)	(585)	142

Comprehensive income	$17,231	$14,618	$42,851	$42,158

Earnings per common share:
Basic	$0.53	$0.42	$1.32	$1.17
Diluted	$0.53	$0.41	$1.30	$1.14

Weighted-average common shares outstanding:
Basic	32,366,831	35,320,809	32,911,742	35,930,234
Diluted	32,732,465	36,082,163	33,335,363	36,767,680

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except for share data, unaudited)

	Three Months Ended September 30, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2024	40,091,006	$4	(7,496,161)	$(160,186)	$78,066	$224,788	$(257)	$142,415
Net income	—	—	—	—	—	17,297	—	17,297
Issuance of common stock:
Exercise of stock options	26,600	—	—	—	300	—	—	300
Other stock awards, net of shares withheld for taxes	18,315	—	—	—	(95)	—	—	(95)
Share-based compensation	—	—	—	—	2,312	—	—	2,312
Adjustment from foreign currency translation, net	—	—	—	—	—	—	(66)	(66)
Acquisition of treasury stock, at cost	—	—	(1,093,372)	(20,318)	—	—	—	(20,318)
Balance, September 30, 2024	40,135,921	$4	(8,589,533)	$(180,504)	$80,583	$242,085	$(323)	$141,845

	Three Months Ended September 30, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2023	39,571,073	$4	(4,054,847)	$(89,815)	$74,103	$166,318	$215	$150,825
Net income	—	—	—	—	—	14,832	—	14,832
Issuance of common stock:
Exercise of stock options	11,250	—	—	—	134	—	—	134
Other stock awards, net of shares withheld for taxes	43,388	—	—	—	(107)	—	—	(107)
Fully vested shares	821	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2,274	—	—	2,274
Adjustment from foreign currency translation, net	—	—	—	—	—	—	(214)	(214)
Acquisition of treasury stock, at cost	—	—	(501,900)	(10,106)	—	—	—	(10,106)
Balance, September 30, 2023	39,626,532	$4	(4,556,747)	$(99,921)	$76,404	$181,150	$1	$157,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands, except for share data, unaudited)

	Nine Months Ended September 30, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	39,673,271	$4	(5,850,034)	$(125,564)	$75,686	$198,649	$262	$149,037
Net income	—	—	—	—	—	43,436	—	43,436
Issuance of common stock:
Exercise of stock options, net of shares withheld for taxes	149,654	—	—	—	(823)	—	—	(823)
Other stock awards, net of shares withheld for taxes	312,085	—	—	—	(1,137)	—	—	(1,137)
Fully vested shares	911	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	6,857	—	—	6,857
Adjustment from foreign currency translation, net	—	—	—	—	—	—	(585)	(585)
Acquisition of treasury stock, at cost	—	—	(2,739,499)	(54,940)	—	—	—	(54,940)
Balance, September 30, 2024	40,135,921	$4	(8,589,533)	$(180,504)	$80,583	$242,085	$(323)	$141,845

	Nine Months Ended September 30, 2023
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	39,453,236	$4	(2,822,266)	$(59,300)	$70,210	$139,134	$(142)	$149,906
Net income	—	—	—	—	—	42,016	—	42,016
Issuance of common stock:
Exercise of stock options	78,500	—	—	—	956	—	—	956
Other stock awards, net of shares withheld for taxes	92,368	—	—	—	(979)	—	—	(979)
Fully vested shares	2,428	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	6,217	—	—	6,217
Adjustment from foreign currency translation, net	—	—	—	—	—	—	142	142
Acquisition of treasury stock, at cost	—	—	(1,734,481)	(40,621)	—	—	—	(40,621)
Balance, September 30, 2023	39,626,532	$4	(4,556,747)	$(99,921)	$76,404	$181,150	$1	$157,638
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$43,436	$42,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,981	9,511
Share-based compensation	6,857	6,217
Provision for credit losses	5,036	3,770
Fair value of contingent consideration	—	(121)
Debt origination costs amortization	888	829
Loss on debt extinguishment	272	—
Deferred income tax benefit, net	(1,110)	(959)
Non-cash lease expense	5,265	5,965
Loss on disposal of property and equipment	1,315	1,479
Total adjustments	28,504	26,691
Changes in operating assets and liabilities:
Accounts receivable, net	23,919	(36,190)
Prepaid wires, net	(5,661)	12,037
Prepaid expenses and other assets	5,469	(3,353)
Wire transfers and money orders payable, net	(17,232)	39,740
Lease liabilities	(4,036)	(5,424)
Accounts payable and accrued and other liabilities	(16,431)	6,923
Net cash provided by operating activities	57,968	82,440

Cash flows from investing activities:
Purchases of property and equipment	(26,060)	(7,711)
Cash used in business acquisition, net of cash and cash equivalents acquired	(1,249)	(5,477)
Acquisition of agent locations	(550)	—
Net cash used in investing activities	(27,859)	(13,188)

Cash flows from financing activities:
Repayments of term loan facility	(75,469)	(3,828)
Borrowings under revolving credit facility	936,450	48,000
Repayments under revolving credit facility	(912,250)	—
Debt origination costs	(3,066)	(701)
(Payments) proceeds from exercise of stock options	(823)	956
Payments for stock-based awards	(1,136)	(979)
Repurchases of common stock	(54,940)	(40,621)
Net cash (used in) provided by financing activities	(111,234)	2,827

Effect of exchange rate changes on cash and cash equivalents	(1,467)	875

Net (decrease) increase in cash and cash equivalents	(82,592)	72,954

Cash and cash equivalents, beginning of period	239,203	149,493

Cash and cash equivalents, end of period	$156,611	$222,447
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands, unaudited)

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,939	$6,737
Cash paid for income taxes	$24,304	$18,981

Supplemental disclosure of non-cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$2,089	$5,325
Contingent consideration liability	$—	$600
Settlement of receivable balance from LAN Holdings	$—	$2,534

Supplemental disclosure of non-cash financing activities:
Issuance of common stock for cashless exercise of options	$4,359	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BUSINESS AND ACCOUNTING POLICIES
International Money Express, Inc. (the “Company” or “us” or “we”) operates as a money transmitter between the United States of America (“United States” or “U.S.”), Canada, Spain, Italy, the United Kingdom and Germany primarily to Mexico, Guatemala and other countries in Latin America, Africa and Asia through a network of authorized agents located in various unaffiliated retail establishments and 117 Company-operated stores throughout those jurisdictions.

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

Concentrations

The Company maintains certain of its cash balances in various U.S. banks, which at times, may exceed federally insured limits. The Company has not incurred any losses on these accounts. In addition, the Company maintains various bank accounts in Mexico, Guatemala, Canada, the Dominican Republic, Spain, Italy and the United Kingdom and short-term investment accounts in Mexico, which may not be fully insured. During the three and nine months ended September 30, 2024, the Company has not incurred any losses on these uninsured foreign bank accounts.

In addition, a substantial portion of our paying agents are concentrated in a few large banks and financial institutions and large retail chains in Latin American countries.

Accounting Pronouncements

The FASB issued guidance, ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (CODM). The guidance does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. Also, it clarifies that entities with a single reportable segment must apply this guidance in its entirety. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. Based on Management's initial assessment of the guidance, the Company considers that it will be required to disclose its significant single reportable segment expenses and the amount and composition of other single reportable segment items.

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
Reclassifications

Index
Certain reclassifications have been made to the prior year financial statements in order to concur with current financial presentation primarily as it relates to disclosure of restructuring costs as a separate item in the condensed consolidated statements of income and comprehensive income.

NOTE 2 – ACQUISITIONS
On July 2, 2024, the Company completed the acquisition of 100% of the issued and outstanding stock of a money services entity incorporated in the United Kingdom. This acquisition provides the Company the opportunity to enter into markets in which it did not have a presence previously, such as the ability to provide outbound remittance services from the United Kingdom.

The total consideration transferred by the Company in connection with the acquisition was approximately $1.4 million in cash, subject to customary purchase price adjustments. The acquisition was funded with cash on hand.

The following table summarizes the fair values of consideration transferred and identifiable net assets acquired in the acquisition on July 2, 2024, the measurement period adjustments through the period ended September 30, 2024 and the fair values of consideration transferred and identifiable net assets acquired as of September 30, 2024.

(in thousands)	July 2, 2024 (As initially reported)	Measurement Period Adjustments	September 30, 2024 (As Adjusted)
Assets acquired:
Cash and cash equivalents	$184	—	$184
Accounts receivable	26	—	26
Prepaid expenses and other current assets	2	—	2
Property and equipment	82	—	82
Other assets	105	—	105
Total identifiable assets acquired	399	—	399

Liabilities assumed:
Accounts payable	(35)	—	(35)
Accrued and other liabilities	(29)	—	(29)
Lease liabilities	(81)	—	(81)
Debt	(31)	—	(31)
Total liabilities assumed	(176)	—	(176)

Net identifiable assets acquired	223	—	223
Consideration transferred	1,432	—	1,432
Goodwill	$1,209	—	$1,209

The goodwill balance for this acquisition represents the estimated values of the Company’s assembled workforce and synergies expected to be achieved from the combined operations of the acquired entity and the Company. Goodwill resulting from this acquisition is not deductible for tax purposes.

The acquired entity's results of operations have been included in the Company's results of operations from the date of its acquisition. The Company’s condensed consolidated statement of income and comprehensive income includes $95.0 thousand and $65.0 thousand of revenue and net loss for the three months ended September 30, 2024, respectively, from the acquired entity.

Restructuring costs
During the second quarter of 2024, the Company recorded restructuring costs primarily related to certain of its foreign operations and La Nacional. These restructuring costs are part of the Company's plan, for which the objectives are to reorganize the workforce, streamline operational processes, integrate technology functionality, as well as to develop efficiencies within the Company. For the three and nine months ended September 30, 2024, the Company incurred approximately $27.0 thousand and $2.5 million in expenses for a reduction of workforce in certain locations, closing of certain facilities, discontinuing technology and disposal of obsolete assets. These expenses

Index
include approximately $1.7 million in severance payments and related benefits, out of which $27.0 thousand were incurred during the three months ended September 30, 2024, $0.4 million in software and software development costs write-offs and $0.4 million in legal and professional fees, which are included in restructuring costs in the condensed consolidated statement of income and comprehensive income.
The following table presents the changes in our liability balance related to restructuring costs for the three and nine months ended September 30, 2024 (in thousands):

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Severance costs	Legal and professional fees	Severance costs	Legal and professional fees
Beginning balance	$961	$366	$—	$—
Charges incurred	27	$—	$1,691	$376
Payments	(452)	$(357)	$(1,155)	$(367)
Ending balance	536	$9	$536	$9

NOTE 3 – REVENUES
The Company recognized revenues from contracts with customers, sending agents and others for the three and nine months ended September 30, 2024 and 2023, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Wire transfer and money order fees	$145,444	$148,157	$419,485	$418,416
Discounts and promotions	(844)	(770)	(2,127)	(2,061)
Wire transfer and money order fees, net	144,600	147,387	417,358	416,355
Foreign exchange gain, net	23,954	22,688	67,100	64,239
Other income	3,393	2,362	9,432	6,358
Total revenues	$171,947	$172,437	$493,890	$486,952

There are no significant initial costs incurred to obtain contracts with customers, although the Company has a loyalty program under which customers earn one point for each wire transfer completed. Points can be redeemed for a discounted wire transaction fee or a foreign exchange rate that is more favorable to the customer. The customer benefits vary by country, and the earned points expire if the customer has not initiated and completed an eligible wire transfer transaction within the immediately preceding 90-day period under the revised terms and conditions of the loyalty program, which are effective starting on September 26, 2024. Prior to the modification, points expired if an eligible wire transfer transaction was not initiated within the immediately preceding 180-day period. In addition, earned points will expire 30 days after the end of the program. Because the loyalty program benefits represent a future performance obligation, a portion of the initial consideration is recorded as deferred revenue loyalty program (see Note 9) and a corresponding loyalty program entry is recorded as contra revenue. Revenue from this performance obligation is recognized upon customers redeeming points or upon expiration of any points outstanding.

Except for the loyalty program discussed above, our revenues include only one performance obligation, which is to collect the consumer’s money and make funds available for payment, generally on the same day, to a designated recipient in the currency requested.

The Company also offers several other services, including money orders, and check cashing through its sending agents and Company-operated stores, for which revenue is derived from a fee per transaction. For substantially all of the Company’s revenues, the Company acts as principal in the transactions and reports revenue on a gross basis, because the Company controls the service at all times prior to transfer to the customer, is primarily responsible for fulfilling the customer contracts, has the risk of loss and has the ability to establish transaction prices.

Wire transfers and money order fees include money order fees of $0.6 million and $0.5 million for the three months ended September 30, 2024 and 2023, respectively, and $1.7 million for both the nine months ended September 30, 2024 and 2023, respectively.

Index
NOTE 4 – ACCOUNTS RECEIVABLE AND AGENT ADVANCES RECEIVABLE, NET OF ALLOWANCE
Accounts Receivable

Accounts receivable represents primarily outstanding balances from sending agents for pending wire transfers or money orders from our customers. The outstanding balance of accounts receivable, net of allowance for credit losses, consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Accounts receivable	$130,418	$157,847
Allowance for credit losses	(4,122)	(2,610)
Accounts receivable, net	$126,296	$155,237

Agent Advances Receivable
Agent advances receivable, net of allowance for credit losses, from sending agents is as follows (in thousands):

	September 30, 2024	December 31, 2023
Agent advances receivable, current	$2,543	$1,596
Allowance for credit losses	(157)	(82)
Net current	$2,386	$1,514

Agent advances receivable, long-term	$2,427	$2,999
Allowance for credit losses	(131)	(102)
Net long-term	$2,296	$2,897

The net current portion of agent advances receivable is included in prepaid expenses and other current assets (see Note 5), and the net long-term portion is included in other assets in the condensed consolidated balance sheets. At September 30, 2024 and December 31, 2023, there were $5.0 million and $4.6 million, respectively, of agent advances receivable collateralized by personal guarantees from sending agents and assets from their businesses in case of a default by the agent.

The maturities of agent advances receivable at September 30, 2024 are as follows (in thousands):

Outstanding Balance
Under 1 year	$2,543
Between 1 and 2 years	2,147
More than 2 years to 3 years	280
Total	$4,970

Allowance for Credit Losses
The changes in the allowance for credit losses related to accounts receivable and agent advances receivable are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$3,910	$2,690	$2,794	$2,648
Provision	1,665	1,830	5,036	3,770
Charge-offs	(1,405)	(1,760)	(4,247)	(4,194)
Recoveries	224	190	904	726
Other	16	(119)	(77)	(119)
Ending Balance	$4,410	$2,831	$4,410	$2,831

The allowance for credit losses allocated by financial instrument category is as follows (in thousands):

Index

	September 30, 2024	December 31, 2023
Accounts receivable	$4,122	$2,610
Agent advances receivable	288	184
Allowance for credit losses	$4,410	$2,794

NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid insurance	$1,409	$1,205
Prepaid fees and services	2,118	2,299
Agent incentive advances	2,396	1,692
Agent advances receivable, net of allowance	2,386	1,514
Prepaid income taxes	1,175	747
Tenant allowance	—	1,621
Prepaid expenses and other current assets	1,347	990
	$10,831	$10,068

Other assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Revolving credit facility origination fees	$4,832	$1,692
Agent incentive advances	3,974	3,372
Agent advances receivable, net of allowance	2,296	2,897
Right-of-use assets, net	19,770	22,100
Funds held by seized banking entities, net of allowance	1,625	1,890
Fixed assets in process	—	6,358
Other assets	1,765	1,844
	$34,262	$40,153

As of December 31, 2023, fixed assets in process included approximately $6.1 million in capital expenditures related to leasehold improvements and other assets in connection with our new headquarters (see Note 7).

Prior to 2022, local banking regulators in Mexico resolved to close and liquidate a local financial institution, citing a lack of compliance with minimum capital requirements. The Company has approximately $5.6 million of exposure from deposits it held with this bank when it was closed. In accordance with the banking regulations in Mexico, large depositors such as the Company will be paid once the assets of the financial institution are liquidated. Currently, it is difficult to predict the length of the liquidation process or if the proceeds from the asset liquidation will be sufficient to recover any of the Company's funds on deposit. The Company maintains a valuation allowance of approximately $4.0 million in connection with the balance of deposits held by the financial institution as a result of its closure.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
Goodwill and the majority of intangible assets on the condensed consolidated balance sheets of the Company were recognized from business acquisitions. Intangible assets on the condensed consolidated balance sheets of the Company consist of agent relationships, trade names, developed technology and other intangible assets. Agent relationships, trade names and developed technology are amortized over their estimated useful lives of up to 15 years using an accelerated method that correlates with the projected realization of the benefit. The agent relationships intangible represents the network of independent sending agents; trade names refers to the Intermex, La Nacional and I-Transfer names, branded on all applicable agent locations and well recognized in the market; and developed technology includes the state-of-the-art system that the Company has continued to develop and improve over the past 20 years. Other intangible assets relate to the acquisition of Company-operated stores, which are amortized on a straight line basis over 10 years, and non-competition agreements, which are amortized over the length of the agreement, typically 5 years. The determination of our intangible fair values includes several assumptions that are subject to various risks and uncertainties. Management believes it has made reasonable estimates and judgments

Index

concerning these risks and uncertainties, and no impairment charges were determined necessary to be recognized during the three and nine months ended September 30, 2024.

The following table presents the changes in goodwill and intangible assets (in thousands):

	Goodwill	Intangibles
Balance at December 31, 2023	$53,986	$18,143
Acquisition of entities	1,209	—
Acquisition of agent locations	—	550
Amortization expense	—	(3,016)
Balance at September 30, 2024	$55,195	$15,677

Amortization expense related to intangible assets for the remainder of 2024 and thereafter is as follows (in thousands):

2024	$976
2025	3,211
2026	2,576
2027	2,078
2028	1,668
Thereafter	5,168
$15,677

NOTE 7 – LEASES
To conduct certain of our operations, the Company is a party to leases for office space, warehouses and Company-operated store locations. In December 2022, the Company entered into a lease agreement, which expires in 2033, for its new headquarters to accommodate its growing workforce. The new lease agreement provides for the Company to receive a tenant allowance amounting to approximately $3.8 million through the construction period, all of which has been disbursed through September 30, 2024. Also, the Company will commence making monthly lease payments on November 1, 2024.

The presentation of right-of-use assets and lease liabilities in the condensed consolidated balance sheets is as follows (in thousands):

Leases	Classification	September 30, 2024	December 31, 2023
Assets
Right-of-use assets	Other assets(1)	$19,770	$22,100
Total leased assets		$19,770	$22,100

Liabilities
Current
Operating	Accrued and other liabilities	$6,470	$4,955
Noncurrent
Operating	Lease liabilities	19,960	22,670
Total Lease liabilities		$26,430	$27,625
(1) Operating right-of-use assets are recorded net of accumulated amortization of $14.1 million and $10.0 million as of September 30, 2024 and December 31, 2023, respectively.
Lease expense for the three and nine months ended September 30, 2024 and 2023, was as follows (in thousands):

Index

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	Classification	2024	2023	2024	2023
Operating lease cost	Other selling, general and administrative expenses	$1,741	$1,891	$5,265	$5,965

As of September 30, 2024 and December 31, 2023, the Company’s weighted-average remaining lease terms on its operating leases is 6.6 and 6.7 years, and the Company’s weighted-average discount rate is 6.23% and 6.06%, respectively, which is the Company’s incremental borrowing rate. The Company used its incremental borrowing rate for all leases, as none of the Company’s lease agreements provide a readily determinable implicit rate.

Lease Payments

Future minimum lease payments for assets under non-cancelable operating lease agreements with original terms of more than one year are as follows (in thousands):

2024	$1,826
2025	6,834
2026	5,418
2027	3,828
2028	2,845
Thereafter	12,091
Total lease payments	32,842
Less: Imputed interest	(6,412)
Present value of lease liabilities	$26,430

NOTE 8 – WIRE TRANSFERS AND MONEY ORDERS PAYABLE, NET
Wire transfers and money orders payable, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Wire transfers payable, net	$39,113	$63,212
Customer voided wires payable	33,997	29,951
Money orders payable	32,609	31,879
	$105,719	$125,042

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

Index
NOTE 9 – ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Commissions payable to sending agents	$18,886	$19,873
Accrued salaries and benefits	4,712	8,094
Accrued bank charges	1,926	1,382
Lease liability, current portion	6,470	4,955
Accrued other professional fees	1,284	1,000
Accrued taxes	3,777	8,613
Deferred revenue loyalty program	2,973	4,771
Contingent consideration liability	1,158	1,158
Acquisition related liabilities	844	844
Other	3,523	3,971
	$45,553	$54,661

The following table shows the changes in the deferred revenue loyalty program liability (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$4,794	$4,393	$4,771	$4,212
Revenue deferred during the period	767	898	2,266	2,391
Revenue recognized during the period	(2,588)	(624)	(4,064)	(1,936)
Ending balance	$2,973	$4,667	$2,973	$4,667

Revenue recognized during the three and nine periods ended September 30, 2024 above of $2.6 million and $4.1 million, respectively, includes a $0.6 million adjustment as a result of the changes in the terms and conditions of points expiration as described in Note 3. Also, it includes a $1.3 million cumulative catch-up adjustment to remeasure the contract liability as a result of an update of the assumed expiration rate of the loyalty points outstanding as of September 30, 2024.

NOTE 10 – DEBT
Debt consisted primarily of the following (in thousands):

	September 30, 2024	December 31, 2023
Revolving credit facility	$138,200	$114,000
Term loan facility	—	75,469
	138,200	189,469
Less: Current portion of long-term debt (1)	—	(7,163)
Less: Debt origination costs	—	(1,233)
	$138,200	$181,073
(1)Current portion of long-term debt is net of debt origination costs of approximately $0.5 million as of December 31, 2023.

Until August 28, 2024, the Company and certain of its domestic subsidiaries as borrowers and the other guarantors from time to time party thereto (collectively, the “Loan Parties”) maintained an Amended and Restated Credit Agreement (as amended, the “A&R Credit Agreement”) with a group of banking institutions. The A&R Credit Agreement provided for a $220.0 million revolving credit facility, an $87.5 million term loan facility and an uncommitted incremental facility, which may have been utilized for additional revolving or term loans, of up to $70.0 million. The A&R Credit Agreement also provided for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The proceeds of the term loan were used to refinance the existing term loan facility under the Company’s previous credit agreement, and the revolving credit facility was available for working capital, general corporate purposes and to pay fees and expenses in connection with entry into the A&R Credit Agreement.

Index
At the election of the Company, interest on the term loan facility and revolving loans under the A&R Credit Agreement were determined by reference to the secured overnight financing rate as administered by the Federal Reserve Bank of New York ("SOFR") plus an index adjustment of 0.10% and an applicable margin ranging between 2.50% and 3.00% based upon the Company’s consolidated leverage ratio, as calculated pursuant to the terms of the A&R Credit Agreement. Loans (other than Term Loans, as defined in the A&R Credit Agreement), were subject to interest at the base rate plus an applicable margin ranging between 1.50% and 2.00% based upon the Company’s consolidated leverage ratio, as so calculated. The Company was also required to pay a fee on the unused portion of the revolving credit facility equal to 0.35% per annum.

On August 29, 2024, the Company entered into a Second Amended and Restated Credit Agreement (the “Second A&R Credit Agreement”) with a group of banking institutions, which amended and restated in its entirety the A&R Credit Agreement. The Second A&R Credit Agreement provides for a new $425.0 million, multi-currency, revolving credit facility and an uncommitted incremental facility, which may be utilized for additional term and revolving loans of up to $100.0 million. The Second A&R Credit Agreement also provides for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The maturity date of the Second A&R Credit Agreement is August 29, 2029. A portion of the initial borrowings under the new revolving credit facility were used to repay in full the remaining outstanding balance of the Company’s term loan under the A&R Credit Agreement and to pay the costs associated with establishing the new revolving credit facility. Borrowings under the Second A&R Credit Agreement are available for general corporate purposes to support the Company’s growth, as well as to fund share repurchases.

The unamortized portion of debt origination costs primarily related to the Second A&R Credit Agreement totaled approximately $4.8 million and $2.9 million at September 30, 2024 and December 31, 2023, respectively. Amortization of debt origination costs is included as a component of interest expense in the condensed consolidated statements of income and comprehensive income and amounted to approximately $0.6 million and $0.3 million for the three months ended September 30, 2024 and 2023, and $1.2 million and $0.8 million for the nine months ended September 30, 2024 and 2023, respectively. Amortization of debt origination costs for the three and nine months ended September 30, 2024 include a loss on debt extinguishment of approximately $0.3 million related to the payoff of the term loan facility.

Under the Second A&R Credit Agreement and at the election of the Company, interest on the revolving loans denominated in U.S. Dollars is determined by reference to either (i) the secured overnight financing rate (“SOFR”), (ii) the daily simple SOFR or (iii) a defined “base rate,” in each case, plus an applicable margin ranging from 1.75% to 2.25% for SOFR rate loans and from 0.75% to 1.25% for base rate loans based upon the Company’s consolidated leverage ratio, as so calculated pursuant to the terms of the Second A&R Credit Agreement. Interest on revolving loans denominated in Euros or Pounds Sterling is determined by reference to the Euro Interbank Offered Rate (“EURIBOR”) or Sterling Overnight Index Average (“SONIA”), in each case, plus an applicable margin ranging from 1.75% to 2.25% based upon the Company’s consolidated leverage ratio, as so calculated.

The revolving loans may be borrowed, repaid, and reborrowed from time to time in accordance with the terms and conditions of the Second A&R Credit Agreement. Interest is payable quarterly for base rate loans, daily simple SOFR loans, and daily simple SONIA loans, and on the expiration of the applicable interest period for term SOFR loans and EURIBOR loans. The Company also pays an annual commitment fee up to 0.30% of the actual daily amount by which the maximum availability under the revolving credit facility exceeds the sum of the outstanding amount of revolving credit loans.

The effective interest rates for the term loan facility and revolving credit facility were 9.02% and 2.48%, respectively, for the nine months ended September 30, 2024, and 8.21% and 1.90%, respectively, for the nine months ended September 30, 2023.

The Second A&R Credit Agreement also provides the Company with increased flexibility to make certain restricted payments, including the repurchase shares of its common stock, without limitation so long as the Company’s consolidated leverage ratio, as of the then most recently completed four fiscal quarters, after giving pro forma effect to such restricted payments, is 2.50 to 1.00 or less. In addition, the Company may make restricted payments that do not exceed in the aggregate during any fiscal year the greater of (i) $30.3 million and (ii) 25% of Consolidated EBITDA (as defined in the Second A&R Credit Agreement) for the then most recently completed four fiscal quarters of the Company.

The Second A&R Credit Agreement also contains customary covenants that limit the ability of the Company and its subsidiaries to, among other things, grant liens, incur additional indebtedness, make acquisitions or investments, dispose of certain assets, issue dividends and distributions (other than to the Company and certain of its subsidiaries), change the nature of their businesses, enter into certain transactions with affiliates, or amend the terms of material indebtedness, in each case subject to certain thresholds and exceptions.
Under the Second A&R Credit Agreement, the Company is required to maintain a quarterly minimum interest coverage ratio of 3.00:1.00 and a quarterly maximum consolidated leverage ratio of 3.50 with a step-up to 3.75 in the quarter during which the Company completes a material acquisition, in each case, as computed in accordance with the terms of the Second A&R Credit Agreement. As of September 30, 2024, we were in compliance with these covenants.

Index
The obligations under the Second A&R Credit Agreement are guaranteed by the Company and certain domestic subsidiaries of the Company and secured by liens on substantially all of the assets of the Loan Parties, subject to certain exclusions and limitations.

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

The Company’s financial liabilities include its revolving credit facility and term loan facility (until August 29, 2024). The fair value of the term loan facility, which approximated book value, was estimated by discounting the future cash flows using a current market interest rate (Level 3). The estimated fair value of the revolving credit facility would approximate face value given the payment schedule and interest rate structure, which approximates current market interest rates.

NOTE 12 – SHARE-BASED COMPENSATION
International Money Express, Inc. Omnibus Equity Compensation Plans

The International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (the “2020 Plan”) provides for the granting of stock-based incentive awards, including stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) to employees, certain service providers and independent directors of the Company. There are 3.7 million shares of the Company’s common stock approved for issuance under the 2020 Plan, which includes 0.4 million shares that were previously subject to awards granted under the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (the “2018 Plan” and together with the 2020 Plan, the “Plans”). Although awards remain outstanding under the 2018 Plan, which was terminated effective June 26, 2020, no additional awards may be granted under the 2018 Plan. As of September 30, 2024, 1.5 million shares remained available for future awards under the 2020 Plan.

Stock Options

Share-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The stock options issued under the Plans have 10-year terms and generally vest in four equal annual installments beginning one year after the date of the grant. The Company recognized compensation expense for stock options of approximately $134.3 thousand for the three months ended September 30, 2023 (none in the three months ended September 30, 2024), and $86.8 thousand and $388.9 thousand for the nine months ended September 30, 2024 and 2023, respectively, which are included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. As of September 30, 2024, there is no unrecognized compensation expense related to stock options.

Index
A summary of stock option activity under the Plans during the nine months ended September 30, 2024 is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2023	588,675	$11.49	5.23	$4.18
Granted	—	$—		$—
Exercised(1)	(420,350)	$11.32		$4.15
Forfeited	—	$—		$—
Expired	(1,700)	$9.91		$3.43
Outstanding at September 30, 2024	166,625	$11.92	4.54	$4.26

Exercisable at September 30, 2024(2)	166,625	$11.92	4.54	$4.26
(1) The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2024 was approximately $3.8 million.
(2) The aggregate fair value of all vested/exercisable options outstanding as of September 30, 2024 was $0.7 million, which was determined based on the market value of our stock as of that date.

Restricted Stock Units

The RSUs granted under the 2020 Plan to the Company’s employees or certain service providers generally vest in four equal annual installments beginning one year after the date of the grant, while RSUs issued to the Company’s independent directors generally vest on the one-year anniversary from the grant date. The Company recognized compensation expense for all RSUs of approximately $0.7 million and $0.8 million for the three months ended September 30, 2024 and 2023, respectively, and $2.6 million and $2.1 million for the nine months ended September 30, 2024 and 2023, respectively, which are included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. As of September 30, 2024, unrecognized compensation expense related to RSUs of approximately $7.5 million is expected to be recognized over a weighted-average period of 2.0 years.

A summary of RSU activity during the nine months ended September 30, 2024 is presented below:

	Number of RSUs	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2023	376,950	$20.25
Granted(1)	278,212	$20.76
Vested (and settled)	(155,591)	$19.76
Forfeited	(65,790)	$20.81
Outstanding (nonvested) at September 30, 2024	433,781	$20.68
(1) The aggregate fair value of all RSUs granted during the nine months ended September 30, 2024 was approximately $5.8 million.

Share Awards

During the nine months ended September 30, 2024, 911 fully vested shares were granted to the Lead Independent Director and Chairs of the Committees of the Board of Directors resulting in compensation expense of $20.1 thousand for the nine months ended September 30, 2024, which is recorded and included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. Effective in the second quarter of 2024, the grant of share awards to certain of the Company's independent directors was replaced with the grant of RSAs as described below.

Restricted Stock Awards

The RSAs issued under the 2020 Plan to the Company’s employees generally vest in four equal annual installments beginning one year after the date of grant, while RSAs issued to certain of the Company’s independent directors vest at the end of the three-month calendar quarter in which the grant is made. The Company recognized compensation expense for RSAs granted of $0.6 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively, and $1.4 million and $0.9 million for the nine months ended September 30, 2024 and 2023, respectively, which is included in salaries and benefits in the condensed consolidated statements of income

Index
and comprehensive income. As of September 30, 2024, there was $3.6 million of unrecognized compensation expense related to RSAs, which is expected to be recognized over a weighted-average period of 1.8 years.

A summary of RSA activity during the nine months ended September 30, 2024 is presented below:

	Number of RSAs	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2023	191,980	$19.53
Granted(1)	106,329	$21.26
Vested	(72,457)	$18.60
Forfeited	—	$—
Outstanding (nonvested) at September 30, 2024	225,852	$20.64
(1) The aggregate fair value of all RSAs granted during the nine months ended September 30, 2024 was approximately $2.3 million.

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

The Company recognized compensation expense for PSUs of $1.0 million for both the three months ended September 30, 2024 and 2023, respectively, and $2.7 million and $2.8 million for the nine months ended September 30, 2024 and 2023, respectively, which is included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. As of September 30, 2024, there was $4.6 million of unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted-average period of 1.8 years.

A summary of PSU activity during the nine months ended September 30, 2024 is presented below:

	Number of PSUs	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2023	247,680	8.73	$23.72
Granted(1)	215,197		$19.55
Vested	—		$—
Forfeited	(8,400)		$22.39
Outstanding (nonvested) at September 30, 2024	454,477	8.53	$21.77
(1) The aggregate fair value of all PSUs granted during the nine months ended September 30, 2024 was approximately $4.2 million.

NOTE 13 – EQUITY
On August 18, 2021, the Company’s Board of Directors approved a stock repurchase program that authorizes the Company to purchase up to $40.0 million of outstanding shares of the Company’s common stock and which was increased on March 3, 2023 to an additional $100.0 million and on August 29, 2024 to an additional $60.7 million of its outstanding shares (the “Repurchase Program”). Under the Repurchase Program, the Company is authorized to repurchase shares from time to time in accordance with applicable laws, both on the open market and in privately negotiated transactions and may include the use of derivative contracts or structured share repurchase agreements. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of the Company’s common stock and the nature of other investment opportunities. The Repurchase Program may be limited, suspended or discontinued at any time without prior notice. The Repurchase Program does not have an expiration date. The Second A&R Credit Agreement permits the Company to make restricted payments (including share repurchases, among others), (i) without limitation so long as the Consolidated Leverage Ratio (as defined in the Second A&R Credit Agreement), as of the then most recently completed four fiscal quarters of the Company, after giving pro forma effect to such restricted payments, is 2.25:1.00 or less, (ii) that do not exceed, in the aggregate during any fiscal year, the greater of (x) $30.3 million and (y) 25.00% of Consolidated EBITDA (as defined in the Second A&R

Index
Credit Agreement) for the then most recently completed four fiscal quarters of the Company and (iii) to repurchase Company common stock from current or former employees in an aggregate amount of up to $15.0 million per calendar year.

The Company accounts for purchases of treasury stock under the cost method. Any direct costs incurred to acquire treasury stock are considered stock issue costs and added to the cost of the treasury stock. Separately from the Repurchase Program, on March 11, 2024 the Company entered into an agreement with Robert W. Lisy, the Company’s Chief Executive Officer, President and Chairman of the Board of Directors, for the purchase of 175,000 shares of the Company's common stock for a total purchase price of $3.3 million, in a privately-negotiated transaction. During the three and nine months ended September 30, 2024, including the shares previously mentioned, the Company purchased 1,093,372 shares and 2,739,499 shares, respectively, for an aggregate purchase price of $20.3 million and $54.9 million, respectively. During the three and nine months ended September 30, 2023, the Company purchased 501,900 shares and 1,734,481 shares for an aggregate purchase price of $10.1 million and $40.6 million, respectively. As of September 30, 2024, there was $80.0 million available for future share repurchases under the Repurchase Program.

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

Below are basic and diluted earnings per share for the periods indicated (in thousands, except for share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net income	$17,297	$14,832	$43,436	$42,016

Shares:
Weighted-average common shares outstanding – basic	32,366,831	35,320,809	32,911,742	35,930,234
Effect of dilutive securities
RSUs	63,778	81,436	87,128	114,702
Stock options	69,015	259,121	139,036	308,061
RSAs	46,394	48,898	45,697	57,383
PSUs	186,447	371,899	151,760	357,300
Weighted-average common shares outstanding – diluted	32,732,465	36,082,163	33,335,363	36,767,680

Earnings per common share – basic	$0.53	$0.42	$1.32	$1.17
Earnings per common share – diluted	$0.53	$0.41	$1.30	$1.14

As of September 30, 2024, there were approximately 257.5 thousand RSUs and 113.0 thousand RSAs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.

As of September 30, 2023, there were approximately 146.9 thousand PSUs, 131.8 thousand RSUs and 58.4 thousand RSAs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.

As discussed in Note 13, the Company repurchased 1,093,372 shares and 2,739,499 shares of its common stock in the three and nine months ended September 30, 2024, respectively. The effect of these repurchases on the Company’s weighted-average shares outstanding for the three and nine months ended September 30, 2024 was a reduction of 1,897,961 shares and 1,262,112 shares, respectively, due to the timing of the repurchases.

Index
NOTE 15 – INCOME TAXES
A reconciliation between the income tax provision at the U.S. statutory tax rate and the Company’s income tax provision on the condensed consolidated statements of income and comprehensive income is below (in thousands, except for tax rates):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income before income taxes	$24,625	$21,451	$61,318	$60,190
U.S statutory tax rate	21%	21%	21%	21%
Income tax expense at statutory rate	5,171	4,505	12,877	12,640

State tax expense, net of federal benefit	1,734	1,599	4,479	4,654
Foreign tax rates different from U.S. statutory rate	17	201	109	244
Non-deductible expenses	335	347	822	855
Stock compensation	(10)	(38)	(518)	(312)
Other	81	5	113	93
Total income tax provision	$7,328	$6,619	$17,882	$18,174

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

Our income tax provision includes the expected benefit of all deferred tax assets, including our net operating loss carryforwards. With certain exceptions, these net operating loss carryforwards will expire from 2030 through 2037 for federal losses, from 2029 through 2038 for state losses, and from 2039 through 2044 for foreign losses. After consideration of all evidence, both positive and negative, management has determined that no valuation allowance is required at September 30, 2024 on the Company’s U.S. federal or state deferred tax assets; however, a valuation allowance has been recorded at September 30, 2024 on deferred tax assets associated with Canadian, Spanish, Italian, German, Dutch and British net operating loss carryforwards as these foreign subsidiaries have a history of incurring taxable losses in recent years. The valuation allowance will be maintained until sufficient positive evidence exists to support their future realization. Utilization of the Company’s net operating loss carryforwards is subject to limitation under Internal Revenue Code Section 382 and similar tax provisions in the foreign jurisdictions in which we operate.

As presented in the income tax reconciliation above, the tax provision recognized on the condensed consolidated statements of income and comprehensive income was impacted by state taxes, non-deductible officer compensation and share-based compensation tax benefits, and foreign tax rates applicable to the Company’s foreign subsidiaries that are higher or lower than the U.S. statutory rate. Our effective state tax rate for the three and nine months ended September 30, 2024 was lower than our effective state tax rate for the three and nine ended September 30, 2023. The decrease in our effective state tax rate is primarily a result of a decrease in the statutory rates for certain states in which we operate.

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

The Company operates in all 50 states in the United States, two U.S. territories and eight other countries. Money transmitters and their agents are under regulation by state and federal laws. Violations may result in civil or criminal penalties or a prohibition from providing money transfer services in a particular jurisdiction. It is the opinion of the Company’s management, based on information available at this

Index
time, that the expected outcome of regulatory examinations will not have a material adverse effect on either the results of operations or financial condition of the Company.

Regulatory Requirements

Pursuant to applicable licensing laws, certain domestic and foreign subsidiaries of the Company are required to maintain minimum tangible net worth and liquid assets (eligible securities) to cover the amount outstanding of wire transfers and money orders payable. As of September 30, 2024, the Company’s subsidiaries were in compliance with these two requirements.

NOTE 17 – SUBSEQUENT EVENTS
On November 8, 2024, the Company announced that, consistent with the Board of Directors’ fiduciary duties, it is initiating a process to assess strategic alternatives, which could include, among others, a potential sale in a private transaction. There is no set deadline or definitive timetable for the completion of the strategic alternative assessment, and there can be no assurance that the exploration of strategic alternatives will result in any transaction or other action or change in the Company’s business plans. Any potential transaction or other strategic alternative would be dependent on a number of factors that may be beyond the Company’s control. The Company does not intend to discuss or disclose further developments unless and until the Board of Directors approves a specific action or otherwise concludes the review of strategic alternatives.

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

Overview
We are a leading omnichannel money remittance services company focused primarily on the United States of America (“United States” or “U.S.”) to Latin America and the Caribbean (“LAC”) corridor, which includes Mexico, Central and South America and the Caribbean. We also provide our remittances services to Africa and Asia from the United States and offer sending services from Canada to Latin America and Africa. Also, through recent acquisitions we now provide remittance services from Spain, Italy, the United Kingdom and Germany to Africa, Asia and Latin America. We utilize our proprietary technology to deliver convenient, reliable and value-added services to consumers through a broad network of sending and paying agents as well as our own Company-operated stores and paying entities. Our remittance services, which include a comprehensive suite of ancillary financial processing solutions and payment services, are available in all 50 states in the U.S., Washington D.C., Puerto Rico and 13 provinces in Canada, as well as in certain locations in Spain, Italy, Germany and the United Kingdom, where consumers can send money to beneficiaries in more than 60 countries in LAC, Africa and Asia. Our services are accessible in person through over 180,000 independent sending and paying agents and 117 Company-operated stores, as well as online and via Internet-enabled mobile devices. Additionally, our product and service portfolio include online payment options, pre-paid debit cards and direct deposit payroll cards, which may present different cost, demand, regulatory and risk profiles relative to our core money remittance business.

Money remittance services to LAC countries, mainly Mexico, Guatemala, El Salvador, Honduras and the Dominican Republic, are the primary source of our revenue. These services involve the movement of funds on behalf of an originating consumer for receipt by a designated beneficiary at a designated receiving location. Our remittances to LAC countries are primarily generated in the United States by consumers with roots in Latin American and Caribbean countries, many of whom do not have an existing relationship with a traditional full-service financial institution capable of providing the services we offer. We provide these consumers with flexibility and convenience to help them meet their financial needs. We believe many consumers who use our services may have access to traditional banking services, but prefer to use our services based on reliability, convenience and value. We generate money remittance revenue primarily from fees paid by consumers (i.e., the senders of funds), which we share with our sending agents in the originating country and our paying agents in the destination country. Remittances paid in local currencies that are not pegged to the U.S. dollar, Canadian dollar or Euro can also generate revenue if we are successful in our daily management of currency exchange spreads.

Our money remittance services enable consumers to send funds through our broad network of locations in the United States, Canada, Spain, Italy, Germany and the United Kingdom that are primarily operated by third-party businesses, as well as through our Company-operated stores located in those jurisdictions. Transactions are processed and payment is collected by our agents (“sending agent(s)”) and those funds become available for pickup by the beneficiary at the designated destination, usually within minutes, at any Intermex payer location (“paying agent(s)”). We refer to our sending agents and our paying agents collectively as agents. In addition, our services are offered digitally through Intermexonline.com, online.i-transfer.es and via Internet-enabled mobile devices. For the nine months ended September 30, 2024, our agent network decreased by approximately 0.4% primarily as a result of a lower number of agents onboarded during the period relative to ordinary course agent terminations. For the nine months ended September 30, 2024, principal amount sent decreased slightly by approximately 0.2% to $18.3 billion, as compared to the same period in 2023, and total remittances processed were approximately 44.0 million, representing an increase of approximately 1.6%, as compared to the same period in 2023 primarily related to increased volume generated by our agent network, digital channels and European subsidiaries.

Business Acquisition
Effective July 2, 2024, the Company completed the acquisition of a money services entity incorporated in the United Kingdom. See Note 2 in Item 1 Financial Statements for additional information regarding the acquisition. This acquisition provides the Company the opportunity to enter into markets in which it did not have a presence previously, such as the ability to provide outbound remittance services from the United Kingdom.
Restructuring costs
During the second quarter of 2024, the Company recorded restructuring costs primarily related to certain of its foreign operations and La Nacional. These restructuring costs are part of the Company's plan, for which the objectives are to reorganize the workforce, streamline operational processes, integrate technology functionality, as well as to develop efficiencies within the Company. For the three and nine months ended September 30, 2024, the Company incurred approximately $27.0 thousand and $2.5 million in expenses for a reduction of workforce in certain locations, closing of certain facilities, discontinuing technology and disposal of obsolete assets. These expenses include approximately $1.7 million in severance payments and related benefits, $0.4 million in software and software development costs write-offs and $0.4 million in legal and professional fees, which are included in restructuring costs in the condensed consolidated statement of income and comprehensive income.
The Company has paid out $1.1 million of the above charges during the three and nine months ended September 30, 2024 and has a liability of $1.4 million recorded in accrued and other liabilities in the condensed consolidated balance sheet as of September 30, 2024.
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
Recent development
On November 8, 2024, the Company announced that, consistent with the Board of Directors’ fiduciary duties, it is initiating a process to assess strategic alternatives, which could include, among others, a potential sale in a private transaction. There is no set deadline or definitive timetable for the completion of the strategic alternative assessment, and there can be no assurance that the exploration of strategic alternatives will result in any transaction or other action or change in the Company’s business plans. Any potential transaction or other strategic alternative would be dependent on a number of factors that may be beyond the Company’s control. The Company does not intend to discuss or disclose further developments unless and until the Board of Directors approves a specific action or otherwise concludes the review of strategic alternatives.

Key Factors and Trends Affecting our Business
Various trends and other factors have affected and may continue to affect our business, financial condition and operating results, including, but not limited to:

•risks and uncertainties as to the outcome and timing of our Board of Director’s strategic alternative evaluation process, including the possibility that the Board of Directors may decide not to undertake a strategic alternative following the evaluation process; the Company’s inability to consummate any proposed strategic alternative resulting from the review due to, among other things, market, regulatory and other factors; the potential for disruption to our business resulting from the review process; and potential adverse effects on the Company’s stock price from the announcement, suspension or consummation of the evaluation process and the results thereof;

•loss of, or reduction in business with, key sending agents;
•our ability to effectively compete in the markets in which we operate;
•economic factors such as inflation, the level of economic activity, recession risks and labor market conditions, as well as volatility in market interest rates;
•international political factors, including hostilities in Ukraine and the Middle East, political instability, tariffs, border taxes or restrictions on remittances or transfers from the outbound countries in which we operate or plan to operate;
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

Index
•new technology or competitors that disrupt the current money transfer and payment ecosystem, including the introduction of new digital platforms;
•our success in developing, introducing and expanding customer acceptance of new products, digital services and infrastructure;
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
We maintain compliance departments in the United States as well as in certain of our foreign subsidiaries, the responsibility of which is to monitor transactions, detect and report suspicious activity, maintain appropriate records and train our employees and agents.

Index
Independent third-parties periodically review our policies and procedures and perform independent testing to assess the effectiveness of our anti-money laundering and Bank Secrecy Act compliance programs. We also maintain a regulatory affairs and licensing department, under the direction of our Chief Compliance Officer.
The market for money remittance services is very competitive. Our competitors include a small number of large money remittance providers, financial institutions, banks, a large number of small niche money remittance service providers that serve select regions and new digital platforms and applications. We compete with larger companies, such as Western Union, MoneyGram, Remitly and Euronet, and a number of other smaller money services business (“MSB”) entities. We generally compete for money remittance agents on the basis of value, service, quality, technical and operational differences, commission structure and marketing efforts. As a philosophy, we sell credible solutions to our sending agents, not discounts or higher commissions, as is typical for the industry. We compete for money remittance customers on the basis of trust, convenience, service, efficiency of outlets, value, enhanced technology and brand recognition.
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

Revenues
Transaction volume is the primary generator of revenue in our business. Revenue on transactions is derived primarily from transaction fees paid by consumers to transfer money. Revenues per transaction vary based upon send and receive locations and the amount sent. In certain transactions involving different send and receive currencies, we generate foreign exchange gains based on the difference between the set exchange rate charged by us to the sender and the rate available to us in the wholesale foreign exchange market. Also, we generate revenues from technology services provided to the independent network of agents and other service partners that utilize the Company’s technology in processing transactions paid by credit or debit card, check cashing services and maintenance fees, for which revenue is derived by a fee per transaction.

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

Salaries and Benefits

Salaries and benefits include cash and share-based compensation associated with our corporate employees and sales team as well as employees at our Company-operated stores. Corporate employees include management, customer service, compliance, information technology, operations, finance, legal and human resources. Our sales team, located throughout the United States, Canada, Spain and Italy, is focused on supporting and growing our sending agent network. Share-based compensation is primarily recognized as an expense on a straight-line basis over the requisite service period; unrecognized compensation expense related restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) of approximately $15.8 million is expected to be recognized over a weighted-average period of 1.9 years.

Other Selling, General and Administrative

Index
General and administrative expenses primarily consist of fixed overhead expenses associated with our operations, including our Company-operated stores, such as information technology, telecommunications, rent, insurance, professional services, non-income or indirect taxes, facilities maintenance, provision for credit losses, selling expenses, public company reporting requirements, regulatory compliance requirements and other similar types of operating expenses. Selling expenses include expenses such as advertising and promotion, shipping, supplies and other expenses associated with serving and increasing our customer base and network of agents.

Restructuring Costs

We incurred costs associated with restructuring plans primarily related to our foreign operations and La Nacional. These costs included all internal and external costs directly related with the restructuring and consist primarily of severance payments, write-off of assets and certain legal and professional fees.

Transaction Costs

We incurred transaction costs associated with completed and potential acquisitions. These costs included all internal and external costs directly related to the transaction, consisting primarily of legal, consulting, accounting and advisory fees and certain incentive bonuses.

Depreciation and Amortization

Depreciation and amortization largely consists of depreciation of computer equipment and amortization of software that supports our technology platform. In addition, it includes amortization of intangible assets primarily related to our agent relationships, trade names and developed technology.

Non-Operating Expenses
Interest Expense

Interest expense consists primarily of interest associated with our debt, which consists of a term loan facility (until August 29, 2024) and a revolving credit facility. The effective interest rates for the nine months ended September 30, 2024 for the term loan facility and revolving credit facility were 9.02% and 2.48%, respectively.

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

Segments
Our business is organized around one reportable segment that provides money transmittal services primarily between the United States and Canada to Mexico, Guatemala and other countries in Latin America, Africa, Asia and Europe through a network of authorized agents located in various unaffiliated retail establishments and 117 Company-operated stores throughout the United States, Canada, Spain, Italy, Germany and the United Kingdom. This is based on the objectives of the business and how our chief operating decision maker, the CEO and President, monitors operating performance and allocates resources.

Index
Results of Operations
The following table summarizes the key components of our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share data)	2024	2023	2024	2023
Revenues:
Wire transfer and money order fees, net	$144,600	$147,387	$417,358	$416,355
Foreign exchange gain, net	23,954	22,688	67,100	64,239
Other income	3,393	2,362	9,432	6,358
Total revenues	171,947	172,437	493,890	486,952

Operating expenses:
Service charges from agents and banks	111,348	112,871	322,651	319,983
Salaries and benefits	17,238	17,789	52,237	51,597
Other selling, general and administrative expenses	12,127	12,908	35,968	36,883
Restructuring costs	27	1,145	2,738	1,145
Depreciation and amortization	3,382	3,472	9,981	9,511
Total operating expenses	144,122	148,185	423,575	419,119

Operating income	27,825	24,252	70,315	67,833

Interest expense	3,200	2,801	8,997	7,643

Income before income taxes	24,625	21,451	61,318	60,190

Income tax provision	7,328	6,619	17,882	18,174

Net income	$17,297	$14,832	$43,436	$42,016

Earnings per common share:
Basic	$0.53	$0.42	$1.32	$1.17
Diluted	$0.53	$0.41	$1.30	$1.14

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Revenues
Revenues for the above periods are presented below:

($ in thousands)	Three Months Ended September 30, 2024	% of Revenues	Three Months Ended September 30, 2023	% of Revenues
Revenues:
Wire transfer and money order fees, net	$144,600	84%	$147,387	86%
Foreign exchange gain, net	23,954	14%	22,688	13%
Other income	3,393	2%	2,362	1%
Total revenues	$171,947	100%	$172,437	100%

Wire transfer and money order fees, net of $144.6 million for the three months ended September 30, 2024 decreased by $2.8 million, or 2%, from $147.4 million for the three months ended September 30, 2023. The decrease was primarily due to a decrease in transaction

Index
volume processed through our retail network of sending agents and Company-operated stores in the third quarter of 2024 compared to the third quarter of 2023 as a result of a slight contraction in the market. This decrease was partially offset by $1.9 million in revenue recognized as a result of the changes to the terms and conditions of our loyalty program effective in the third quarter of 2024.

Revenues from foreign exchange gain, net of $24.0 million for the three months ended September 30, 2024 increased by $1.3 million, or 6%, from $22.7 million for the three months ended September 30, 2023. This increase was primarily due to a higher foreign exchange spread on money transfers sent to certain countries in LAC during the quarter ended September 30, 2024.

Other income of $3.4 million for the three months ended September 30, 2024 increased by $1.0 million, or 41.7%, from $2.4 million for the three months ended September 30, 2023 primarily due to the impact of the revenue generated from ancillary services provided to a particular segment of our consumer base through our Company-operated stores, an increase in fees related to a higher volume of transfers deemed abandoned property, and check cashing service fees, as well as an increase in income related to money transfer transactions paid with debit or credit cards.

Operating Expenses
Operating expenses for the above periods are presented below:

($ in thousands)	Three Months Ended September 30, 2024	% of Revenues	Three Months Ended September 30, 2023	% of Revenues
Operating expenses:
Service charges from agents and banks	$111,348	65%	$112,871	65%
Salaries and benefits	17,238	10%	17,789	10%
Other selling, general and administrative expenses	12,127	7%	12,908	8%
Restructuring costs	27	—%	1,145	1%
Depreciation and amortization	3,382	2%	3,472	2%
Total operating expenses	$144,122	84%	$148,185	86%

Service charges from agents and banks — Service charges from agents and banks were $111.3 million for the three months ended September 30, 2024 compared to $112.9 million for the three months ended September 30, 2023. The decrease of $1.6 million, or 1%, was primarily due to the decrease in transaction volume described above partially offset by an increase in fees related to money transfers processed online or by using mobile devices.

Salaries and benefits — Salaries and benefits of $17.2 million for the three months ended September 30, 2024 decreased by $0.6 million, or 3%, from $17.8 million for the three months ended September 30, 2023. The decrease is primarily due to cost savings related to the restructuring plans implemented in the past year.

Other selling, general and administrative expenses — Other selling, general and administrative expenses of $12.1 million for the three months ended September 30, 2024 decreased by $0.8 million, or 6.2%, from $12.9 million for the three months ended September 30, 2023.

The decrease was primarily the result of:

•$0.3 million - decrease in facilities related expenses during the three months ended September 30, 2024 primarily related to facility closures as a result of the restructuring of La Nacional during the third quarter of 2023 and the move to our new U.S. headquarters; and
•$0.2 million - decrease in provision for credit losses primarily due to lower outstanding receivable balances from sending agents as of September 30, 2024 compared to September 30, 2023 as receivable balances tend to increase during weekends combined with a lower level of write-offs in the three months ended September 30, 2024.

Restructuring costs — Restructuring costs of $27.0 thousand for the three months ended September 30, 2024 consisted of severance costs primarily related to the restructuring of La Nacional and our foreign operations. Restructuring costs of $1.1 million for the three months ended September 30, 2023 included $0.8 million in severance payments and related benefits, $0.3 million in computer equipment write-offs, $38.0 thousand for the early termination of a lease agreement and $31.0 thousand in legal fees related to the restructuring of La Nacional.

Depreciation and amortization — Depreciation and amortization of $3.4 million for the three months ended September 30, 2024 decreased by $0.1 million or 2.9% from $3.5 million for the three months ended September 30, 2023. The decrease is the result of a

Index
decrease of approximately $0.2 million in amortization related to our trade names, developed technology and agent relationships during the three months ended September 30, 2024, as these intangibles are being amortized on an accelerated basis, which declines over time.

Non-Operating Expenses
Interest expense — Interest expense of $3.2 million for the three months ended September 30, 2024 increased by $0.4 million, or 14.3%, from $2.8 million for the three months ended September 30, 2023. The increase was primarily due to higher draws under our revolving credit facility to fund our working capital needs, as well as a loss on debt extinguishment of $0.3 million associated with the payoff of our term loan facility as a result of entering into the Second A&R Credit Agreement on August 29, 2024.

Income tax provision — Income tax provision was $7.3 million for the three months ended September 30, 2024, which represents an increase of $0.7 million from an income tax provision of $6.6 million for the three months ended September 30, 2023. The increase in income tax provision was mainly attributable to higher income before taxes as result of the variances described above, slightly offset by a decrease in our effective state tax rate for the three months ended September 30, 2024.

Net Income
We reported Net Income of $17.3 million for the three months ended September 30, 2024 compared to Net Income of $14.8 million for the three months ended September 30, 2023, which resulted in an increase of $2.5 million, or 16.9%, due to the same factors discussed above.

Earnings Per Share

Earnings per Share - Basic for the three months ended September 30, 2024 was $0.53, representing an increase of $0.11, or 26.2%, compared to $0.42 for the three months ended September 30, 2023. The increase in Earnings per Share - Basic was primarily due to the increase in net income as well as a reduced share count as a result of the stock repurchases.
Earnings per Share - Diluted for the three months ended September 30, 2024 was $0.53, representing an increase of $0.12, or 29.3%, compared to $0.41 for the three months ended September 30, 2023. The increase in Earnings per Share - Diluted was primarily due to the increase in net income as well as a reduced share count as a result of the stock repurchases.
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

Index
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

Adjusted Net Income for the three months ended September 30, 2024 was $19.8 million, representing an increase of $1.4 million from Adjusted Net Income of $18.4 million for the three months ended September 30, 2023. The increase in Adjusted Net Income was primarily due to the increase in Net Income discussed above, offset by the lower net effect of the adjusting items detailed in the table below.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted Net Income:

	Three Months Ended September 30,
(in thousands, except for per share data)	2024	2023
Net Income	$17,297	$14,832
Adjusted for:
Share-based compensation (a)	2,312	2,274
Restructuring costs (b)	27	1,145
Transaction costs (c)	50	13
Other charges and expenses (d)	276	535
Amortization of intangibles (e)	959	1,228
Income tax benefit related to adjustments (f)	(1,078)	(1,602)
Adjusted Net Income	$19,843	$18,425

Adjusted Earnings per Share
Basic	$0.61	$0.52
Diluted	$0.61	$0.51

Weighted-average common shares outstanding
Basic	32,366,831	35,320,809
Diluted	32,732,465	36,082,163

(a)Represents share-based compensation relating to equity awards granted primarily to employees and independent directors of the Company.
(b)Represents primarily severance, write-off of assets and, legal and professional fees related to the execution of restructuring plans.
(c)Represents primarily financial advisory, professional and legal fees related to business acquisition transactions.
(d)Represents primarily loss on disposal of fixed assets.
(e)Represents the amortization of intangible assets that resulted from business acquisition transactions.

Index
(f)Represents the current and deferred tax impact of the taxable adjustments to Net Income using the Company’s blended federal and state tax rate for each period. Relevant tax-deductible adjustments include all adjustments to Net Income.

Adjusted Earnings per Share - Basic for the three months ended September 30, 2024 was $0.61, representing an increase of $0.09, or 17.3%, compared to $0.52 for the three months ended September 30, 2023. The increase in Adjusted Earnings per Share - Basic was primarily due to the increase in net income as well as a lower weighted average common shares total for the period due to stock repurchases.

Adjusted Earnings per Share - Diluted for the three months ended September 30, 2024 was $0.61, representing an increase of $0.10, or 19.6%, compared to $0.51 for the three months ended September 30, 2023. The increase in Adjusted Earnings per Share - Diluted was primarily due to the increase in net income as well as a lower weighted average common shares total for the period due to stock repurchases.

The following table presents the reconciliation of GAAP Earnings per Share, our closest GAAP measure, to Adjusted Earnings per Share:

	Three Months Ended September 30,
	2024		2023
	Basic	Diluted	Basic	Diluted
GAAP Earnings per Share	$0.53	$0.53	$0.42	$0.41
Adjusted for:
Share-based compensation	0.07	0.07	0.06	0.06
Restructuring costs	NM	NM	0.03	0.03
Transaction costs	NM	NM	—	—
Other charges and expenses	0.01	0.01	0.02	0.01
Amortization of intangibles	0.03	0.03	0.03	0.03
Income tax benefit related to adjustments	(0.03)	(0.03)	(0.05)	(0.04)
Adjusted Earnings per Share	$0.61	$0.61	$0.52	$0.51

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

Adjusted EBITDA for the three months ended September 30, 2024 was $33.9 million, representing an increase of $2.2 million, or 6.9%, from $31.7 million for the three months ended September 30, 2023. The increase in Adjusted EBITDA was primarily due to the increase in Net Income discussed above.

Index
The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted EBITDA:

	Three Months Ended September 30,
(in thousands)	2024	2023
Net Income	$17,297	$14,832
Adjusted for:
Interest expense	3,200	2,801
Income tax provision	7,328	6,619
Depreciation and amortization	3,382	3,472
EBITDA	31,207	27,724
Share-based compensation (a)	2,312	2,274
Restructuring costs (b)	27	1,145
Transaction costs (c)	50	13
Other charges and expenses (d)	276	535
Adjusted EBITDA	$33,872	$31,691

(a)Represents share-based compensation relating to equity awards granted primarily to employees and independent directors of the Company.
(b)Represents primarily severance, write-off of assets and, legal and professional fees related to the execution of restructuring plans.
(c)Represents primarily financial advisory, professional and legal fees related to business acquisition transactions.
(d)Represents primarily loss on disposal of fixed assets.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Revenues
Revenues for the above periods are presented below:

($ in thousands)	Nine Months Ended September 30, 2024	% of Revenues	Nine Months Ended September 30, 2023	% of Revenues
Revenues:
Wire transfer and money order fees, net	$417,358	84%	$416,355	86%
Foreign exchange gain, net	67,100	14%	64,239	13%
Other income	9,432	2%	6,358	1%
Total revenues	$493,890	100%	$486,952	100%

Wire transfer and money order fees, net of $417.4 million for the nine months ended September 30, 2024 increased by $1.0 million, or 0.2%, from $416.4 million for the nine months ended September 30, 2023. The increase was primarily due to a 1.6% increase in transaction volume in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, largely due to the growth in transactions processed by our agent network and digital channels. In addition, during the nine months ended September 30, 2024, the Company recognized $1.9 million in revenue as a result of the changes to the terms and conditions of our loyalty program effective in the third quarter of 2024. These increases were partially offset primarily by a lower average price per transaction on money transfers.

Revenues from foreign exchange gain, net of $67.1 million for the nine months ended September 30, 2024 increased by $2.9 million, or 4.5%, from $64.2 million for the nine months ended September 30, 2023. This increase was primarily due to higher transaction volume combined with a higher foreign exchange spread on money transfers sent to certain countries in the LAC.

Other income of $9.4 million for the nine months ended September 30, 2024 increased by $3.0 million, or 46.9%, from $6.4 million for the nine months ended September 30, 2023 primarily due to the effect of higher revenue generated from other ancillary services provided by our Company-operated stores such as check-cashing fees, an increase in fees related to a higher volume of transfers deemed abandoned property, and higher fees related to advances to sending agents as well as an increase in income related to money transfer transactions paid with debit or credit cards.

Index
Operating Expenses
Operating expenses for the above periods are presented below:

($ in thousands)	Nine Months Ended September 30, 2024	% of Revenues	Nine Months Ended September 30, 2023	% of Revenues
Operating expenses:
Service charges from agents and banks	$322,651	65%	$319,983	66%
Salaries and benefits	52,237	11%	51,597	11%
Other selling, general and administrative expenses	35,968	7%	36,883	7%
Restructuring costs	2,738	1%	1,145	NM
Depreciation and amortization	9,981	2%	9,511	2%
Total operating expenses	$423,575	86%	$419,119	86%

Service charges from agents and banks — Service charges from agents and banks were $322.7 million for the nine months ended September 30, 2024 compared to $320.0 million for the nine months ended September 30, 2023. The increase of $2.7 million, or 0.8%, was primarily due to the increase in transaction volume described above and an increase in fees related to money transfers processed online or by using mobile devices.

Salaries and benefits — Salaries and benefits of $52.2 million for the nine months ended September 30, 2024 increased by $0.6 million, or 1.2%, from $51.6 million for the nine months ended September 30, 2023. The increase is primarily attributable to $1.4 million related to our expanded workforce as a result of the LAN Holdings acquisition as it operates independently in the execution of certain operational functions, as well as an increase of $0.6 million in share-based compensation as a result of new awards granted throughout 2024, partially offset by cost savings of $1.1 million related to the restructuring plan of La Nacional, which was implemented in the third quarter of 2023.

Other selling, general and administrative expenses — Other selling, general and administrative expenses of $36.0 million for the nine months ended September 30, 2024 decreased by $0.9 million, or 2.4%, from $36.9 million for the nine months ended September 30, 2023.

The decrease was primarily the result of:

•$0.6 million - related to a gain on legal contingency settlement that was recorded in the second quarter of 2024 and collected in July 2024;
•$0.9 million - decrease in facilities related expenses during the nine months ended September 30, 2024 primarily related to facility closures as a result of the restructuring of La Nacional during the third quarter of 2023;
•$0.3 million - lower transaction costs due to the acquisition of LAN Holdings that closed in April 2023; and
•$0.3 million - related to litigation settlements incurred in the nine months ended September 30, 2023.

This decrease was partially offset by:

•$1.3 million - increase in provision for credit losses primarily due to a higher average balance outstanding of receivable balances from sending agents during the nine months ended September 30, 2024 compared to the same period in 2023, primarily as a result of sending agents that were not able to pay in accordance with the original terms and are, accordingly, subject to our normal collection procedures.

Restructuring costs — Restructuring costs of $2.7 million for the nine months ended September 30, 2024 included $1.9 million in severance costs, $0.4 million in fixed assets impairment, and $0.4 million in legal and professional fees primarily related to the restructuring of La Nacional and our foreign operations. Restructuring costs of $1.1 million for the nine months ended September 30, 2023 included $0.8 million in severance payments and related benefits, $0.3 million in computer equipment write-offs, $38.0 thousand for the early termination of a lease agreement and $31.0 thousand in legal fees related to the restructuring of La Nacional.

Depreciation and amortization — Depreciation and amortization of $10.0 million for the nine months ended September 30, 2024 increased by $0.5 million from $9.5 million or 5.3% for the nine months ended September 30, 2023. The increase is the result of higher depreciation associated with additional software developed and computer equipment acquired to support our growing business and sending agent network, as well as depreciation related to assets capitalized in connection with the Company’s new headquarters. These increases were partially offset by a decrease of approximately $0.6 million in amortization related to our trade names, developed technology and agent relationships during the nine months ended September 30, 2024, as these intangibles are being amortized on an accelerated basis, which declines over time.

Index

Non-Operating Expenses
Interest expense — Interest expense of $9.0 million for the nine months ended September 30, 2024 increased by $1.4 million, or 18.4%, from $7.6 million for the nine months ended September 30, 2023. The increase was primarily due to higher market interest rates during the first half of 2024, as well as higher and more frequent draws under our revolving credit facility to fund our working capital needs during the nine months ended September 30, 2024. Additionally, the Company recognized a loss on debt extinguishment of $0.3 million associated with the payoff of our term loan facility as a result of entering into the Second A&R Credit Agreement on August 29, 2024.

Income tax provision — Income tax provision was $17.9 million for the nine months ended September 30, 2024, which represents a decrease of $0.3 million from an income tax provision of $18.2 million for the nine months ended September 30, 2023. The decrease in income tax provision was mainly attributable to higher deductible share based compensation, as well as a decrease in our effective state tax rate for the nine months ended September 30, 2024, offset by an increase in income before taxes.

Net Income
We reported Net Income of $43.4 million for the nine months ended September 30, 2024 compared to Net Income of $42.0 million for the nine months ended September 30, 2023, which resulted in an increase of $1.4 million, or 3.3%, due to the same factors discussed above.

Earnings Per Share
Earnings per Share - Basic for the nine months ended September 30, 2024 was $1.32, representing an increase of $0.15, or 12.8%, compared to $1.17 for the nine months ended September 30, 2023.

Earnings per Share - Diluted for the nine months ended September 30, 2024 was $1.30, representing an increase of $0.16, or 14.0%, compared to $1.14 for the nine months ended September 30, 2023.

The increase in both basic and diluted EPS largely reflect a reduced share count as a result of the stock repurchases combined with the increase in net income discussed above.

Non-GAAP Financial Measures

Adjusted Net Income and Adjusted Earnings per Share
Adjusted Net Income (previously defined and used as described above) for the nine months ended September 30, 2024 was $52.6 million, representing an increase of $1.6 million, or 3.1%, from Adjusted Net Income of $51.0 million for the nine months ended September 30, 2023. The increase in Adjusted Net Income was primarily due to the increase in net income as discussed above as well as the higher net effect of the adjusting items detailed in the table below.

Index
The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted Net Income:

	Nine Months Ended September 30,
(in thousands, except for per share data)	2024	2023
Net Income	$43,436	$42,016
Adjusted for:
Share-based compensation (a)	6,857	6,217
Restructuring costs (b)	2,738	1,145
Transaction costs (c)	86	411
Legal contingency settlement (d)	(570)	—
Other charges and expenses (e)	931	1,556
Amortization of intangibles (f)	2,894	3,562
Income tax benefit related to adjustments (g)	(3,773)	(3,892)
Adjusted Net Income	$52,599	$51,015

Adjusted Earnings per Share
Basic	$1.60	$1.42
Diluted	$1.58	$1.39

Weighted-average common shares outstanding
Basic	32,911,742	35,930,234
Diluted	33,335,363	36,767,680

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

Adjusted Earnings per Share - Basic and Diluted (previously defined and used as described above) are as follows:

Adjusted Earnings per Share - Basic for the nine months ended September 30, 2024 was $1.60, representing an increase of $0.18, or 12.7%, compared to $1.42 for the nine months ended September 30, 2023. The increase in Adjusted Earnings per Share - Basic was primarily due to the increase in net income as well as a lower weighted average common shares total for the period due to stock repurchases.

Adjusted Earnings per Share - Diluted for the nine months ended September 30, 2024 was $1.58, representing an increase of $0.19, or 13.7%, compared to $1.39 for the nine months ended September 30, 2023. The increase in Adjusted Earnings per Share - Diluted was

Index
primarily due to the increase in net income as well as a lower weighted average common shares total for the period due to stock repurchases.

The following table presents the reconciliation of GAAP Earnings per Share, our closest GAAP measure, to Adjusted Earnings per Share:

	Nine Months Ended September 30,
	2024		2023
	Basic	Diluted	Basic	Diluted
GAAP Earnings per Share	$1.32	$1.30	$1.17	$1.14
Adjusted for:
Share-based compensation	0.21	0.21	0.17	0.17
Restructuring costs	0.08	0.08	0.03	0.03
Transaction costs	NM	NM	0.01	0.01
Legal contingency settlement	(0.02)	(0.02)	—	—
Other charges and expenses	0.03	0.03	0.04	0.04
Amortization of intangibles	0.09	0.09	0.10	0.10
Income tax benefit related to adjustments	(0.11)	(0.11)	(0.11)	(0.11)
Adjusted Earnings per Share	$1.60	$1.58	$1.42	$1.39

NM - Per share amounts are not meaningful.
The table above may contain slight summation differences due to rounding.

Adjusted EBITDA

Adjusted EBITDA (previously defined and used as described above) for the nine months ended September 30, 2024 was $90.3 million, representing an increase of $3.6 million, or 4.2%, from $86.7 million for the nine months ended September 30, 2023. The increase in Adjusted EBITDA was primarily due to the increase in net income as discussed above as well as the higher net effect of the adjusting items detailed in the table below.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted EBITDA:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net Income	$43,436	$42,016
Adjusted for:
Interest expense	8,997	7,643
Income tax provision	17,882	18,174
Depreciation and amortization	9,981	9,511
EBITDA	80,296	77,344
Share-based compensation (a)	6,857	6,217
Restructuring costs (b)	2,738	1,145
Transaction costs (c)	86	411
Legal contingency settlement (d)	(570)	—
Other charges and expenses (e)	931	1,556
Adjusted EBITDA	$90,338	$86,673

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

We have funded and still expect to continue funding our liquidity requirements through internally generated funds, supplemented in the ordinary course, with borrowings under our revolving credit facility. We maintain a strong cash and cash equivalents balance position and have access to committed funding sources, which we have used only on an ordinary course basis during the nine months ended September 30, 2024. Therefore, we believe that our current cash and cash equivalents position, as well as projected cash flows generated from operations, together with borrowings under our revolving credit facility are sufficient to fund our principal and interest payments, lease expenses, our working capital needs, our business acquisitions, our expected capital expenditures and projected common stock repurchases in the short and long term.

Credit Agreement

On August 29, 2024, the Company entered into a Second Amended and Restated Credit Agreement (the “Second A&R Credit Agreement”) with a group of banking institutions, which amended and restated in its entirety the A&R Credit Agreement. The Second A&R Credit Agreement provides for a new $425.0 million, multi-currency, revolving credit facility and an uncommitted incremental facility, which may be utilized for additional term and revolving loans of up to $100.0 million. The Second A&R Credit Agreement also provides for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The maturity date of the Second A&R Credit Agreement is August 29, 2029. A portion of the initial borrowings under the new revolving credit facility were used to repay in full the remaining outstanding balance of the Company’s term loan under the A&R Credit Agreement and to pay the costs associated with establishing the new revolving credit facility. Borrowings under the Second A&R Credit Agreement are available for general corporate purposes to support the Company’s growth, as well as to fund share repurchases.

As of September 30, 2024, there were $138.2 million of outstanding amounts drawn on the revolving credit facility. There were $386.8 million of additional borrowings available under this facility as of September 30, 2024.

Under the Second A&R Credit Agreement and at the election of the Company, interest on the revolving loans denominated in U.S. Dollars is determined by reference to either (i) the secured overnight financing rate (“SOFR”), (ii) the daily simple SOFR or (iii) a defined “base rate,” in each case, plus an applicable margin ranging from 1.75% to 2.25% for SOFR rate loans and from 0.75% to 1.25% for base rate loans based upon the Company’s consolidated leverage ratio, as so calculated pursuant to the terms of the Second A&R Credit Agreement. Interest on revolving loans denominated in Euros or Pounds Sterling is determined by reference to the Euro Interbank Offered Rate (“EURIBOR”) or Sterling Overnight Index Average (“SONIA”), in each case, plus an applicable margin ranging from 1.75% to 2.25% based upon the Company’s consolidated leverage ratio, as so calculated.

The revolving loans may be borrowed, repaid, and reborrowed from time to time in accordance with the terms and conditions of the Second A&R Credit Agreement. Interest is payable quarterly for base rate loans, daily simple SOFR loans, and daily simple SONIA loans, and on the expiration of the applicable interest period for term SOFR loans and EURIBOR loans. The Company also pays an annual commitment fee up to 0.30% of the actual daily amount by which the maximum availability under the revolving credit facility exceeds the sum of the outstanding amount of revolving credit loans.

The effective interest rates for the nine months ended September 30, 2024 for the term loan facility and revolving credit facility were 9.02% and 2.48%, respectively.

The Second A&R Credit Agreement also provides the Company with increased flexibility to make certain restricted payments, including the repurchase shares of its common stock, without limitation so long as the Company’s consolidated leverage ratio, as of the then most recently completed four fiscal quarters, after giving pro forma effect to such restricted payments, is 2.50 to 1.00 or less. In addition, the Company may make restricted payments that do not exceed in the aggregate during any fiscal year the greater of (i) $30.3 million and (ii) 25% of Consolidated EBITDA (as defined in the Second A&R Credit Agreement) for the then most recently completed four fiscal quarters of the Company.

The Second A&R Credit Agreement also contains customary covenants that limit the ability of the Company and its subsidiaries to, among other things, grant liens, incur additional indebtedness, make acquisitions or investments, dispose of certain assets, issue dividends

Index
and distributions (other than to the Company and certain of its subsidiaries), change the nature of their businesses, enter into certain transactions with affiliates, or amend the terms of material indebtedness, in each case subject to certain thresholds and exceptions.
Under the Second A&R Credit Agreement, the Company is required to maintain a quarterly minimum interest coverage ratio of 3.00:1.00 and a quarterly maximum consolidated leverage ratio of 3.50 with a step-up to 3.75 in the quarter during which the Company completes a material acquisition, in each case, as computed in accordance with the terms of the Second A&R Credit Agreement.

As of September 30, 2024, we were in compliance with the covenants of the Second A&R Credit Agreement that require the Company to maintain a quarterly minimum fixed charge coverage ratio of 3.00:1.00 and a quarterly maximum consolidated leverage ratio of 3.50:1.00.

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

Repurchase Program

On August 18, 2021, the Company’s Board of Directors approved a stock repurchase program (the “Repurchase Program”) that authorizes the Company to purchase up to $40.0 million of its outstanding shares of the Company’s common stock. On March 3, 2023, the Board of Directors approved an increase to the Repurchase Program that authorizes the Company to purchase an additional $100.0 million of its outstanding shares. On August 29, 2024, the Board of Directors approved a second increase to the Repurchase Program that authorizes the Company to purchase an additional $60.7 million of its outstanding shares. Under the Repurchase Program, the Company is authorized to repurchase shares from time to time in accordance with applicable laws, both on the open market and in privately negotiated transactions and may include the use of derivative contracts or structured share repurchase agreements. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of the Company’s common stock and the nature of other investment opportunities. The Repurchase Program may be limited, suspended or discontinued at any time without prior notice. The Repurchase Program does not have an expiration date. The Second A&R Credit Agreement, permits the Company to make restricted payments (including share repurchases, among others) under a variety of tests as described above, including, without limitation, so long as the Consolidated Leverage Ratio (as defined in the Second A&R Credit Agreement), as of the then most recently completed four fiscal quarters of the Company, after giving pro forma effect to such restricted payments, is 2.50:1.00 or less.

The Company accounts for purchases of treasury stock under the cost method. Any direct costs incurred to acquire treasury stock are considered stock issue costs and added to the cost of the treasury stock. During the nine months ended September 30, 2024, including the shares purchased in the privately-negotiated transaction described below, the Company purchased 2,739,499 shares for an aggregate purchase price of $54.9 million. During the nine months ended September 30, 2023, the Company purchased 1,734,481 shares for an aggregate purchase price of $40.6 million. As of September 30, 2024, there was $80.0 million available for future share repurchases under the Repurchase Program.

Privately-Negotiated Share Repurchase Transaction

On March 11, 2024, the Company entered into an agreement with Robert W. Lisy, the Company's Chief Executive Officer, President and Chairman of the Board of Directors, for the purchase of 175,000 shares of the Company’s common stock for a total purchase price of $3.3 million, or a per share price of $19.11, in a privately-negotiated transaction.

Operating Leases

We are party to operating leases for office space, warehouses and Company-operated store locations, which we use as part of our day-to-day operations. Operating lease expenses were $1.7 million and $5.3 million for the three and nine months ended September 30, 2024, respectively, which we expect to be consistent throughout the year. We have not entered into finance lease commitments. For additional information on operating lease obligations, refer to Note 7, Leases, to the Condensed Consolidated Financial Statements.

Index
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Statement of Cash Flows Data:
Net cash provided by operating activities	$57,968	$82,440
Net cash used in investing activities	(27,859)	(13,188)
Net cash (used in) provided by financing activities	(111,234)	2,827
Effect of exchange rate changes on cash and cash equivalents	(1,467)	875
Net (decrease) increase in cash and cash equivalents	(82,592)	72,954

Cash and cash equivalents, beginning of period	239,203	149,493
Cash and cash equivalents, end of period	$156,611	$222,447

Operating Activities
Net cash provided by operating activities was $58.0 million for the nine months ended September 30, 2024, a decrease of $24.4 million from net cash provided in operating activities of $82.4 million for the nine months ended September 30, 2023. The decrease is primarily a result of a $27.7 million change in working capital, which varies due to timing of remittances of consumer funds by sending agents and transmittal orders and payments, as well as prefunding of payers primarily for weekends, and additional cash generated by our operating results for the nine months ended September 30, 2024, which reflected the further growth of our business.

Investing Activities
Net cash used in investing activities was $27.9 million for the nine months ended September 30, 2024, representing an increase of $14.7 million from net cash used in investing activities of $13.2 million for the nine months ended September 30, 2023. This increase in cash used was primarily due to the capitalization of leasehold improvements, furniture and equipment related to the Company's move to the new U.S. headquarters in February 2024 of approximately $10.0 million, an investment in software and equipment to support our sending agent network and continued improvement of our proprietary software, as well as the acquisition of a money remittance company in the United Kingdom and an agent location in the United States during the nine months ended September 30, 2024 in comparison with the nine months ended September 30, 2023.

Financing Activities
Net cash used in financing activities was $111.2 million for the nine months ended September 30, 2024, which primarily consisted of $24.2 million of net borrowings under the revolving credit facility, $75.5 million in regular quarterly pay-downs for the first half of the year and final payoff of the term loan facility, $54.9 million used for repurchases of common stock, $3.1 million in debt origination costs related to the Second A&R Credit Agreement and $2.0 million of payments for stock-based awards for shares withheld for tax payments in connection with share-based compensation arrangements.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. Our Critical Accounting Policies and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023, for which there were no material changes during the three and nine months ended September 30, 2024, included the following:

•Allowance for Credit Losses
•Goodwill and Intangible Assets
•Income Taxes

Recent Accounting Pronouncements
Refer to Note 1, Business and Accounting Policies, of the Condensed Consolidated Financial Statements for information on recent accounting pronouncements.

Index
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
We manage foreign currency risk through the structure of the business and an active risk management process. One of the methods to settle with our payers in Latin America is entering into foreign exchange tom and spot transactions with local and foreign currency providers (“counterparties”). The foreign currency exposure on our foreign exchange tom and spot transactions is limited by the fact that all transactions are settled within two business days from trade date. Foreign currency fluctuations, however, may negatively affect our average exchange gain per transaction. The Company had open tom and spot foreign exchange contracts for Mexican pesos and Guatemalan quetzales amounting to approximately $30.1 million and $56.9 million at September 30, 2024 and December 31, 2023, respectively.

In addition, included in wire transfers and money orders payable, net in our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, there are $16.3 million and $40.7 million, respectively, of wires payable denominated in foreign currencies, primarily Mexican pesos and Guatemalan quetzales.

Also, included in prepaid wires, net in our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, there are $19.8 million and $17.8 million, respectively, of prepaid wires denominated in foreign currencies, primarily Mexican pesos and Guatemalan quetzales.

We are also exposed to changes in currency rates as a result of our investments in foreign operations and revenues generated in currencies other than the U.S. dollar. Revenues and profits generated by international operations will increase or decrease because of changes in foreign currency exchange rates. This foreign currency risk is related primarily to our operations in our foreign subsidiaries. Revenues from our foreign subsidiaries represent less than 3% of our consolidated revenues for the nine months ended September 30, 2024. Therefore, a 10% increase or decrease in these currency rates against the U.S. Dollar would result in a de minimis change to our overall operating results.

The spot and average exchange rates for the currencies in which we operate to U.S. dollar are as follows:

	2024		2023
	Spot(1)	Average(2)	Spot(1)	Average(2)
U.S. dollar/Mexico Peso	19.65	17.71	16.89	17.79
U.S. dollar/Guatemala Quetzal	7.72	7.76	7.81	7.82
U.S. dollar/Canadian Dollar	1.35	1.36	1.32	1.35
U.S. dollar/Dominican Peso	60.10	59.10	58.04	55.19
U.S. dollar/Euro	0.89	0.92	0.91	0.92
U.S. dollar/British Pound Sterling(3)	0.75	0.76	—	—
(1)Spot exchange rates are as of September 30, 2024 and December 31, 2023.
(2)Average exchange rates are for the nine months ended September 30, 2024 and 2023.
(3)We commenced operations in the United Kingdom in connection with an acquisition in July 2024 and, therefore, no information is provided prior to 2024.

Long-term sustained appreciation of the Mexican peso or Guatemalan quetzal as compared to the U.S. dollar could affect our revenues and profit margins.

Interest Rate Risk
As discussed above, interest under the Second A&R Credit Agreement is variable based on certain benchmark rates, including SOFR, EURIBOR and SONIA. Because interest expense is subject to fluctuation, if interest rates increase, our debt service obligations on such variable rate indebtedness would increase even though the amount borrowed may remain the same. Accordingly, an increase in interest rates would adversely affect our profitability.

During the nine months ended September 30, 2024, the Federal Reserve lowered the fed funds rate from 5.50% to 5.00% to ease monetary policy and support economic stability. As a consequence, other benchmark interest rates such as SOFR started to decrease during August 2024. The Company expects that the Federal Reserve will continue to monitor inflation and other economic indicators to assess if additional interest rate decreases in 2024 are warranted. As of September 30, 2024, we had $138.2 million in outstanding borrowings under the revolving credit facility. A hypothetical 1% increase or decrease in the interest rate on our indebtedness as of September 30, 2024 would have increased or decreased cash interest expense on our revolving credit facility by approximately $1.4 million per annum, respectively.

Index
Credit Risk
We maintain certain cash balances in various U.S. banks, which at times, may exceed federally insured limits. We have not incurred any losses on these accounts. In addition, we maintain cash in various bank accounts in Mexico, Guatemala, Canada, the Dominican Republic, Spain, the United Kingdom and Italy and short-term investment accounts in Mexico, which may not be fully insured. During the nine months ended September 30, 2024, we did not incur any losses on these uninsured accounts. To manage our exposure to credit risk with respect to cash balances and other credit risk exposure resulting from our relationships with banks and financial institutions, we regularly review cash concentrations, and we attempt to diversify our cash balances among global financial institutions.

We are also exposed to credit risk related to receivable balances from sending agents, digital partners and other parties. We perform a credit review before each agent signing and conduct ongoing analyses of sending agents and certain other parties we transact with directly. As of September 30, 2024, we also had $5.0 million outstanding of agent advances receivable from sending agents. Most of the agent advances receivable are collateralized by personal guarantees from the sending agents and by assets from their businesses.

Our provision for credit losses was approximately $5.0 million for the nine months ended September 30, 2024 (1.0% of total revenues) and $3.8 million for the nine months ended September 30, 2023 (0.8% of total revenues). The increase in our provision for credit losses in the nine months ended September 30, 2024 is primarily due to higher outstanding balances of accounts receivable primarily related to the acquisition of La Nacional and LAN Holdings and higher volume growth processed by our sending agents.
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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our Chief Executive Officer and President, and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure as of September 30, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the quarter ended September 30, 2024:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
July 1 through July 31	2,365	$20.99	—	$39,381,693
August 1 through August 31	250,726	$17.24	250,648	$95,719,567
September 1 through September 30	842,724	$18.60	842,724	$80,044,833
Total	1,095,815		1,093,372

(a)Includes (i) 2,365 and (ii) 78 and shares withheld for income tax purposes in July 2024 and August 2024, respectively (none in September 2024), in connection with shares issued under compensation and benefit programs.
(b)On August 18, 2021, the Company’s Board of Directors approved a stock repurchase program (the “Repurchase Program”) that authorizes the Company to purchase up to $40.0 million of outstanding shares of the Company’s common stock. The Repurchase Program does not have an expiration date. On March 3, 2023 the Board of Directors approved an increase to the Repurchase Program that authorizes the Company to purchase an additional $100.0 million of its outstanding shares. On August 29, 2024 the Board of Directors approved an increase to the Repurchase Program that authorizes the Company to purchase an additional $60.7 million of its outstanding shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the quarter ended September 30, 2024, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Index
ITEM 6. EXHIBITS

Exhibit No.	Document
10.1**
Second Amended and Restated Credit Agreement, dated as of August 29, 2024, by and among International Money Express, Inc., as Holdings, Intermex Wire Transfer, LLC, as Borrower, Intermex Wire Transfer II, LLC, Intermex Wire Transfer Corp., and Envios de Valores La Nacional Corp, each a Guarantor (collectively the “Loan Parties”); and the Lenders, as defined in the Second A&R Credit Agreement, from time to time party thereto, and KeyBank National Association, as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 29, 2024).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Chief Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Chief Financial Officer

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included with the Exhibit 101 attachments).

*Filed herewith.
**    Previously filed.
#    Furnished herewith.

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Money Express, Inc. (Registrant)

Date: November 8, 2024	By:	/s/ Robert Lisy
Robert Lisy
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 8, 2024	By:	/s/ Andras Bende
Andras Bende
Chief Financial Officer
(Principal Financial Officer)