Form 10-K
period 2024-12-31
International Money Express, Inc.
filed 2025-02-27
CIK 1683695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2024
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

As of June 28, 2024, the aggregate market value of the voting stock held by non-affiliates was $644,000,222 based on the closing sale price of $20.84 of the common stock as reported on the Nasdaq Capital Market.

As of February 24, 2025, 30,652,249 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding. The registrant has no other class of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive Proxy Statement to be delivered to shareholders in connection with the 2025 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K to the extent stated herein.

INTERNATIONAL MONEY EXPRESS, INC.

Index
PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act, as amended, which reflect our current views with respect to certain events that are not historical facts but could have an effect on our future performance, including but without limitation, statements regarding our plans, objectives, financial performance, business strategies, projected results of operations, and expectations for the Company. Such forward-looking statements include all statements regarding the suspension of an evaluation by the Company's Board of Directors (“Board”) of strategic alternatives, including exploring options for a potential sale in a private transaction.

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
•factors relating to our business, operations and financial performance, including:
◦potential adverse effects on the Company’s stock price from the suspension of the Board's strategic alternatives evaluation process;
◦our success in expanding customer acceptance of our digital services and infrastructure, as well as developing, introducing and marketing new digital and other products and services;
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
◦international political factors, including ongoing hostilities in Ukraine and the Middle East, political instability, tariffs, including the effects of tariffs on domestic markets and industrial activity and employment, border taxes or restrictions on remittances or transfers from the outbound countries in which we operate or plan to operate;
◦volatility in foreign exchange rates that could affect the volume of consumer remittance activity and/or affect our foreign exchange related gains and losses;
◦changes in immigration laws and their enforcement, including its effects on the level of immigrant employment and earning potential;
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
◦consumer fraud and other risks relating to the authenticity of customers’ orders or the improper or illegal use of our services by consumers, sending agents or digital partners;
◦cybersecurity-attacks or disruptions to our information technology, computer network systems, data centers and mobile devices applications;
◦our ability to maintain favorable banking and paying agent relationships necessary to conduct our business;
◦bank failures, sustained financial illiquidity, or illiquidity at the clearing, cash management or custodial financial institutions with which we do business;
◦changes to banking industry regulation and practice;
◦credit risks from our agents, digital partners and the financial institutions with which we do business;
◦our ability to recruit and retain key personnel;
◦our ability to maintain compliance with applicable laws and regulatory requirements, including those intended to prevent use of our money remittance services for criminal activity, those related to data and cybersecurity protection, and those related to new business initiatives;
◦enforcement actions and private litigation under regulations applicable to money remittance services;
◦changes in tax laws in the countries in which we operate;
◦our ability to protect intellectual property rights;

Index
◦our ability to satisfy our debt obligations and remain in compliance with our credit facility requirements;
◦public health conditions, responses thereto and the economic and market effects thereof;
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
Accordingly, all forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Index
ITEM 1.    BUSINESS
Overview
International Money Express, Inc. (the “Company” or “Intermex”) is a leading omnichannel money remittance services company focused primarily on the United States of America (“United States” or “U.S.”) to Latin America and the Caribbean (“LAC”) corridor, which includes Mexico, Central and South America and the Caribbean. We also provide our remittance services to Africa and Asia from the United States and offer sending services from Canada to Latin America and Africa. Also, through recent acquisitions we now provide remittance services from Spain, Italy, the United Kingdom and Germany to Africa, Asia and Latin America. We utilize our proprietary technology to deliver convenient, reliable and value-added services to consumers through a broad network of sending and paying agents. Our remittance services, which include a comprehensive suite of ancillary financial processing solutions and payment services, are available in all 50 states in the U.S., Washington D.C., Puerto Rico and 13 provinces in Canada, as well as in certain locations in Spain, Italy, Germany and the United Kingdom, where consumers can send money to beneficiaries in more than 60 countries in LAC, Africa, Asia and Europe. Our services are accessible in person through over 100,000 independent sending and paying agents and 117 Company-operated stores, as well as online and via Internet-enabled mobile devices. Additionally, our product and service portfolio include online payment options, pre-paid debit cards and direct deposit payroll cards, which may present different cost, demand, regulatory and risk profiles relative to our core money remittance business.

Money remittance services to LAC countries, mainly Mexico, Guatemala, El Salvador, Honduras and the Dominican Republic, are the primary source of our revenue. These services involve the movement of funds on behalf of an originating consumer for receipt by a designated beneficiary at a designated receiving location. Our remittances to LAC countries are primarily generated in the United States by consumers with roots in Latin American and Caribbean countries, many of whom do not have an existing relationship with a traditional full-service financial institution capable of providing the services we offer. We provide these consumers with flexibility and convenience to help them meet their financial needs. We believe many consumers who use our services may have access to traditional banking services, but prefer to use our services based on reliability, convenience and value. We generate money remittance revenue from fees paid by consumers (i.e., the senders of funds), which we share with our sending agents in the originating country and our paying agents in the destination country. Remittances paid in local currencies that are not pegged to the U.S. dollar, Canadian dollar, Euro or British Pound can also generate revenue if we are successful in our daily management of currency exchange spreads. We also generate revenue from our wire as a service relationships with digital partners where we receive a fee for facilitating money transfers processed through our proprietary software systems, using our money transmitter licenses and payer network relationships.
Our money remittance services enable consumers to send funds through our broad network of locations in the United States, Canada, Spain, Italy, the United Kingdom and Germany that are primarily operated by third-party businesses, as well as through our Company-operated stores, located in those jurisdictions. Transactions are processed and payment is collected by our agent (“sending agent(s)”) and those funds become available for pickup by the beneficiary at the designated destination, usually within minutes, at any Intermex payer location (“paying agent(s)”). We refer to our sending agents and our paying agents collectively as agents. In addition, our services are offered digitally through intermexonline.com, online.i-transfer.es and via Internet-enabled mobile devices. For the year ended December 31, 2024, our agent network decreased slightly by approximately 0.2% primarily as a result of a lower number of agents onboarded during the period relative to ordinary course agent terminations. For the year ended December 31, 2024, principal amount sent decreased slightly by approximately 0.8% to $24.4 billion, as compared to fiscal year 2023, primarily as a result of a lower principal amount sent per transaction, Total remittances processed were approximately 58.9 million, representing a slight increase of approximately 0.4%, as compared to fiscal year 2023 primarily related to increased volume generated by our digital channels and European subsidiaries.
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
•Highly scalable, proprietary software platforms. We provide our money remittance services utilizing our internally developed proprietary software systems, which we believe enhance the productivity of our network of sending agents, enabling them to quickly, reliably and cost-effectively process remittance transactions. Also, our proprietary applications enable our consumers to rapidly process money transmissions through a variety of digital channel offerings. Our proprietary software systems are designed to incorporate real-time compliance functionality, which improves our regulatory compliance and helps to minimize fraud. Our developed platforms have the ability to handle traffic well in excess of the number of transactions we currently process. Our money remittance platforms have proven reliable, with our 2024 downtime being less than 0.05%.
•Highly selective sending agent recruitment process designed to identify productive long-term partners. We strategically target sending agents for our network only after a metric-based analysis of potential productivity and a thorough vetting process. In our sending agent

Index
selection process, we focus on geographic locations that we believe are likely to have high customer volume and demand for our services. By closely monitoring individual sending agent performance and money remittance trends, we can offer our sending agents real-time technical support and marketing assistance to help increase their productivity and remittance volume.
•Strong relationships with major banks and financial institutions. Our relationships with clearing, check processing, trading and exchange rate and cash management banks are critical to an efficient and reliable remittance network. We benefit from our strong and long-term relationships with a number of large banks and financial institutions. We maintain strong relationships with a number of other national and regional banking and financial institutions in the United States, Canada, Spain, Italy, the United Kingdom and Latin America. For example, we have maintained a long-term relationship with Wells Fargo, Bank of America and US Bank, among others. Due to increasing regulatory scrutiny of banks and financial institutions, we believe that new banking relationships may be difficult to develop for new, start-up competitors in the industry, hence creating a barrier to entry to new competition and making our existing relationships a competitive advantage.
•Powerful brand with strong consumer awareness and loyalty in the corridors we operate. We believe we are a leading money remittance provider from the United States to the LAC corridor, processing 19.7% of the aggregate volume of remittances to Mexico according to the latest available data published by the Central Bank of Mexico in 2024 and 27.6% of the aggregate volume of remittances to Guatemala according to the latest available data published by the Central Bank of Guatemala in 2024. We believe that consumers associate the Intermex brand with reliability, strong customer service and the ability to safely and efficiently remit their funds. The information contained in this paragraph is based on “Revenues by Workers’ Remittances” published in the Central Bank of Mexico’s website and “Income from family remittance” published in the Central Bank of Guatemala’s website.
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
Our Growth Strategy
On February 26, 2025, we announced that, with the approval and recommendation of the Board’s independent Strategic Alternatives Committee (“SAC”), the Board unanimously determined to suspend the Company’s previously announced assessment of strategic alternatives, We believe, however, that we are well positioned to drive continued growth and stockholder value maximization by executing on the following core strategies either organically or through acquisitions of other entities:

•Invest in the marketing and adoption of our digital channels and value-added services to expand our customer base and revenue generation. Our money remittance platforms currently enable consumers to send funds from the United States, Spain, Italy, the United Kingdom and Germany to the LAC corridor, Europe, Asia and Africa through the Internet via our websites (intermexonline.com and online.i-transfer.es) and mobile device applications. We intend to increase the level of investment in enhancing and marketing our digital applications to increase consumer adoption of our safe, easy-to-use digital platforms for remitting funds and performing other financial services. We believe these digital channels expand our potential customer base as digital transaction capabilities have become more relevant to consumers in the LAC and other corridors. Our digital channels offering also generates growth from various demographic groups as consumers continue to migrate to conducting financial transactions digitally.
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
•Expand our services into new corridors and emerging markets. We believe that there is significant room to grow our business in underserved geographic regions in the LAC corridor where there is demand from consumers and agents for our value-added approach to money remittances. Specifically, we continue to target future growth opportunities via new corridors from the United States to other non-Spanish speaking regions, including the Caribbean and other continents. In recent years, we expanded our services to allow remittances to Africa and Asia from the United States, began offering sending services from Canada to Latin America and Africa, and

Index
completed acquisitions which further strengthen our presence in Latin America and position us to grow in the Europe to Africa, Asia and LAC corridors.

Segments
Our business is organized around one reportable segment that provides money remittance services primarily between the U.S. and Canada to Mexico, Guatemala and other countries in Latin America, Africa and Asia through a network of authorized agents located in various unaffiliated retail establishments and 117 Company-operated stores throughout the U.S., Canada, Spain, Italy, the United Kingdom and Germany, as well as digitally through the Internet via our websites and mobile device applications. This is based on the objectives of the business and how our chief operating decision maker, the CEO and President, monitors operating performance and allocates resources.

Operations and Services
Money remittance services to LAC countries, primarily Mexico, Guatemala, El Salvador, Honduras and the Dominican Republic, are the primary source of our revenue. These services involve the movement of funds on behalf of an originating consumer for receipt by a designated beneficiary at a designated receiving location. Our remittances to LAC countries are primarily generated in the United States by consumers with roots in Latin American and Caribbean countries, many of whom do not have an existing relationship with a traditional full-service financial institution capable of providing the services we offer. We provide these consumers with flexibility and convenience to help them meet their financial needs. We believe many consumers who use our services may have access to traditional banking services, but prefer to use our services based on reliability, convenience and value. We generate money remittance revenue from fees paid by consumers (i.e., the senders of funds), which we share with our sending agents in the originating country and our paying agents in the destination country. Remittances paid in local currencies that are not pegged to the U.S. dollar, Canadian dollar, Euro or British pound also earn revenue through our daily management of currency exchange spreads. We also generate revenue from our “wire as a service” relationships with digital partners where we receive a fee for facilitating money transfers processed through our proprietary software systems, money transmitter licenses and payer network relationships.
The majority of our money remittance transactions are generated through our agent network of retail locations and Company-operated stores where the transaction is processed and payment is collected by our sending agent. Those funds become available for pickup by the beneficiary at the designated receiving destination, usually within minutes, at any Intermex payer location. In select countries, the designated recipient may also receive the remitted funds via a deposit directly to the recipient’s bank account, debit cards, mobile wallets, and home delivery in selected markets. Our locations in the United States, Canada, Spain and Italy, also referred to as our sending agents, tend to be individual establishments, such as multi-service stores, grocery stores, convenience stores, bodegas and other retail locations. Our payers in LAC countries are referred to as paying agents, and generally consist of large banks and financial institutions or large retail chains. Grupo Elektra, S.A.B. de C.V. (“Elektra”) is our largest paying agent and processes a significant portion of remittances in the LAC corridor. Each of our sending agents and our paying agents are primarily operated by third-party businesses where our money remittance services are offered. Additionally, we operate a number of retail locations in the United States, Canada, Spain, Italy, the United Kingdom and Germany, which we refer to as Company-operated stores and where our money remittance services are available. We also operate subsidiary payer networks in Mexico under the Pago Express brand and in Guatemala under the Intermex brand. These networks provide coverage of payer locations that reach some of the most remote areas in those countries, providing increased convenience to consumers in the United States, Canada, Mexico and Guatemala.
At sending agent locations, consumers may initiate a transaction directly with an agent, or through a direct-dialed telephone conversation from the agent location to our call centers. Many of our sending agents operate in locations that are open outside of traditional banking hours, including nights and weekends. Our sending agents understand the markets that they serve and coordinate with our sales and marketing teams to develop business plans for those markets. We hold promotional events for our sending agents to help familiarize them with our brands and to incentivize the agents to promote our services to consumers.
Our money remittance services are also available on the Internet via our websites (intermexonline.com and online.i-transfer.es) and mobile device applications, enabling consumers to send money conveniently 24 hours a day from their computer or mobile devices. Consumers are able to select a variety of sending methods, including cash pickup at thousands of locations, direct deposit into bank accounts, debit cards, mobile wallets, and home delivery in selected markets. Also, our enhanced digital mobile money remittance applications provide consumers with safe, easy-to-use features for remitting funds with a debit or credit card. Our internet-based money transmission services and digital channel offerings continue to grow at a faster pace as compared with our services provided by our network of sending agents or Company-operated stores.
We maintain call centers in Mexico and Guatemala, providing call center services 365 days per year and customer service in English, French, Italian and Spanish, as well as the possibility of service in many of the regional dialects that our customers speak. Our call centers are able to provide customer service for inbound customer calls and have technology available for direct calls from customers at our agent locations in processing remittance transactions.
Cash Management Bank Relationships

Index
We buy and sell a number of global currencies and maintain a network of settlement accounts to facilitate the timely funding of money remittances and foreign exchange trades. Our relationships with clearing, check processing, trading and exchange rate and cash management banks are critical to an efficient and reliable remittance network. We benefit from our strong and long-term relationships with a number of large banks and financial institutions. We maintain strong relationships with a number of other national and regional banking and financial institutions in the United States, Canada, Spain, Italy, Germany, the United Kingdom and Latin America. In addition, we have benefited from our long relationship with US Bank, which manages our main operating account, and from strong relationships with Wells Fargo and Bank of America, which serve as our primary banks for exchange rate management with respect to the foreign currencies in which we transact.
Information Technology
Currently, all of our money processing software used in the United States, United Kingdom, Spain, Italy, Germany and Canada is proprietary and has been developed primarily by our internal software development team. Our money processing software acts as a point of sale for our money remittance transactions and incorporates real-time compliance functionality, which improves our regulatory compliance and helps to minimize fraud. Our money processing software is critical to our operations while our back-office software is critical for settling our transactions.
Also, our money remittance platforms enable consumers to send funds through the Internet via our websites (intermexonline.com and online.i-transfer.es) and mobile device applications from consumers' computers or mobile devices. Our enhanced digital mobile money remittance applications provide consumers with safe and easy-to-use features for remitting funds.
In addition to our money remittance software, digital platforms and mobile applications, we continue to develop programs and defenses against cyber-attacks. The foundation of our cybersecurity program is based on recognized best practices and standards for cybersecurity and information technology that include the Center of Internet Security ("CIS") Critical Security Controls Framework. The CIS Critical Security Controls Framework is a prioritized set of safeguards to mitigate the most prevalent cyber-attacks against systems and networks. We utilize a number of third-party vendors and automated tools that monitor our systems and inform us of any attempted attacks. Our Chief Information Officer and Chief Information Security Officer report periodically to our board of directors regarding our cybersecurity policies and practices. See Item 1C - Cybersecurity for additional detail.

In addition to our proprietary and internally developed software systems, we utilize historical and predictive data to analyze market trends, performance of market territories, agent performance and consumer habits in real time.
We continually invest in our technology platforms to ensure they have the capacity to handle traffic well in excess of the number of transactions we currently process. A load balancing configuration between tier-1 datacenters, in addition to failover redundancy, provides uptime performance. Our technology platforms have experienced limited downtime, with our 2024 downtime being less than 0.05%.
Our Transaction Processing Engine (“TPE”) allows us to process money remittances reliably and quickly by leveraging a proprietary rules engine to apply granular-level product feature customization. The TPE also leverages real-time risk management algorithms to improve our regulatory compliance and helps to minimize fraud.
Our internally developed and proprietary payer Application Programming Interface (“API”) platform securely and efficiently integrates our TPE directly with the platforms of our paying agents, so that we can rapidly deliver money remittances to our paying agents while optimizing the efficiency/speed of adding new payers to our network and integrating payers’ software and systems with our software and systems.
Intellectual Property
The Intermex brand is critical to our business. In the markets in which we compete, we derive benefit from our brand, as we believe the Intermex brand is recognized for its speed, cost effectiveness and reliability for money remittances throughout the United States, the LAC corridor, Canada and Africa. We use various trademarks and service marks in our business, including, but not limited, to Intermex, International Money Express, IntermexDirect, CheckDirect, La Nacional, Amigo Paisano and Pago Express, some of which are registered in the United States and other countries. In addition, we rely on trade secret protection to protect certain proprietary rights in our information technology, trademarks, and licenses. See the section entitled “Information Technology” for more information.
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
Sales and Marketing

Index
The majority of our money remittance transactions are generated through our agent network of retail locations and Company-operated stores where the transaction is processed and payment is collected by our sending agent or store. Sending agent locations include multi-service stores, grocery stores, convenience stores, bodegas and other retail locations. The vast majority of our sending agents are provided access to our proprietary money remittance software systems, while others have access to our combination telephone and fax/tablet set up, which we call telewire, enabling direct access to our call centers for money remittance services. In all of our independent sending agent locations the agent provides the physical infrastructure and staff required to complete the remittances, while we provide the central operating functions, such as transaction processing, settlement, marketing support, compliance training and support, and customer relationship management. We also maintain 117 Company-operated stores in the United States, Canada, Spain, Italy, the United Kingdom and Germany. We retain customer data, which enables us to increase repeat customer usage, track and effectively recapture one-time users of our service and improve sending agent productivity.
We market our services to consumers in a number of ways, including directly and indirectly through our sending agents and paying agents, promotional activities, traditional media and digital advertising.
Our Industry
We are a leading money remittance service company primarily focused on the United States to the LAC corridor. We utilize our proprietary technology to deliver convenient, reliable and value-added services to consumers through a broad network of sending and paying agents. The three largest remittance corridors we serve are United States to Mexico, United States to Guatemala, and United States to the Dominican Republic.
Trends in the cross-border money remittance business tend to correlate to immigration trends, global economic opportunity and related employment levels in certain industries such as construction, information technology, manufacturing, agriculture and hospitality, as well as other service industries.
Political, social and economic conditions in key Latin American markets, from which we derive a significant portion of our revenue, continue to exhibit instability, as evidenced by higher interest rates, high unemployment rates, restricted lending activity, higher immigration patterns, higher inflation, volatility in foreign currencies and low consumer confidence, among other economic and market factors. Our business has generally been resilient during times of economic instability as money remittances are essential to many recipients, with the funds used by the receiving parties for their daily needs; however, long-term sustained appreciation of the Mexican peso or Guatemalan quetzal as compared to the U.S. dollar could negatively affect our revenues and profitability.
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
Government Regulation
As a non-bank financial institution in the United States, we are regulated by the Internal Revenue Service, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”), the Consumer Financial Protection Bureau (“CFPB”), the Department of Banking and Finance of the State of Florida and the equivalent regulatory authorities in all of the states, the District of Columbia and the Commonwealth of Puerto Rico, in which we hold an operating money transmission license. We are duly registered as a Money Services Business (“MSB”) with FinCEN, the financial intelligence unit of the U.S. Department of the Treasury. We are also subject to a wide range of regulations in the United States and other countries in which we operate such as Spain and the United Kingdom, including: minimum capital or capital adequacy requirements; safeguarding of customers' funds; anti-money laundering laws and regulations; financial services regulations; currency control regulations; anti-bribery laws; money transfer and payment instrument licensing laws; escheatment laws; privacy, data protection and information security laws, such as the Gramm-Leach-Bliley Act (“GLBA”); and consumer disclosure and consumer protection laws, such as the California Consumer Privacy Act (“CCPA”) and the Colorado Privacy Act (“CPA”).

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
Anti-money laundering regulations are constantly evolving and vary from country to country. We continuously monitor our compliance with anti-money laundering regulations and implement policies and procedures to stay current with legal requirements in the jurisdictions in which we operate. Our money remittance services are primarily offered through third-party agents under contract with us, but we do not directly control these agents. As a MSB, we and our agents are required to establish anti-money laundering compliance programs that include internal policies and controls; a designated compliance officer; employee training and an independent review function. We have developed an anti-money laundering training manual and a program to assist with the education of our agents and employees on the applicable rules and regulations. We also offer in-person and online training as part of our agent compliance training program, engage in various activities to enable agent oversight and have adopted compliance policies that outline key principles of our compliance program to our agents. We have developed a regulatory compliance department, under the direction of our Chief Compliance Officer, whose foremost responsibility is to monitor transactions, detect suspicious activity, maintain financial records and train our employees and agents. Independent third-party consulting firms periodically review our policies and procedures to ensure the efficacy of our anti-money laundering and regulatory compliance programs. Key milestones in the compliance processes include: (1) mandatory fields and identification requirements at the time the sending agents initiate a transaction; (2) the sender and receiver are screened against government-required lists (for OFAC and other purposes); (3) before the transaction is sent to the paying agent, it is screened and any flagged exceptions are sent to the compliance unit for investigation and release or rejection; and (4) the transaction is screened for limit restrictions, velocity levels, structuring and identification requirements.
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

Index
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
In addition, under the Dodd-Frank Act, it is unlawful for any provider of consumer financial products or services to engage in unfair, deceptive, or abusive acts or practices. The CFPB has substantial rule making and enforcement authority to prevent unfair, deceptive, or abusive acts or practices in connection with any transaction with a consumer for a financial product or service. We expect the new presidential administration will seek to implement a regulatory agenda that is significantly different from that of the prior administration, which may affect the rulemaking, supervision, examination and enforcement priorities of the CFPB.

In addition, each state in the United States may from time to time, enact new laws and regulations, such as the CCPA and the CPA, which create new consumer rights relating to the access to, deletion of, and sharing of personal information that is collected by businesses. We have taken the necessary steps to review, modify and implement, as needed, policies and procedures designed to comply with the CFPB’s Remittance Transfer Rule and the various state laws. The number of comprehensive state privacy laws are expected to continue to increase, creating additional risks and complexity due to variations among applicable state laws.

Furthermore, as our operations and services involve the collection, storage, and processing of personal data of consumers globally, we are subject to the European Union’s General Data Protection Regulation (“GDPR”) and similar data protection laws outside the United States. The GDPR imposes strict requirements on how businesses collect, process, store, and share personal data, as well as mandates that consumers have specific rights, including the right to access, correct, and delete their data. For especially severe violations, the GDPR fines can be up to €20 million, or in the case of an entity, up to 4% of its total global revenue for the preceding fiscal year, whichever is higher. We continue to enhance our efforts to ensure compliance and adapt to evolving data privacy laws and the increased exposure of our operations to such laws as a result of our geographic expansion.

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
Risk Management
The Company maintains certain of its cash balances in various U.S. banks, which at times, may exceed federally insured limits. In addition, the Company maintains various bank accounts in Mexico, Guatemala, Canada, the Dominican Republic, Spain, the United Kingdom, Germany and Italy, and short-term investments in Mexico, which may not be fully insured. Management believes it is not exposed to any significant credit risk regarding these accounts as it performs periodic reviews of the creditworthiness of the financial institutions the Company uses.

At times, we are exposed to credit risk related to receivable balances from sending agents and digital partners in the money remittance process if agents or digital partners do not timely make payments to us.

Index
We continually monitor fraud risk, perform credit reviews before adding agents to our network and conduct periodic credit risk analyses of agents and certain other parties that we transact with directly. For the year ended December 31, 2024, our provision for credit losses was equal to 1.0% of our total revenues.
Through our online and digital platforms, we also are exposed to credit risk directly from transactions that are originated through means other than cash, such as credit and debit cards, and therefore are subject to “chargebacks” for insufficient funds or other collection impediments, such as fraud.
Given the nature of our business, we are also subject to liquidity risk as the timing of the funds to be remitted by our sending agents or digital partners may extend in comparison with the timing when we make the funds available to the money transfer beneficiary in the destination country. Our current liquidity sources as well as our ability to generate free cash are mitigating factors in our liquidity management strategy.
We are also exposed to changes in currency rates as a result of remittances paid in currencies other than the U.S. dollar, Canadian dollar, Euro or British pound. We manage our currency exposure primarily by settling with our payers using foreign exchange tom and spot transactions.
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
We value opportunity, fairness and merit, and strive to create a work environment where all of our employees feel valued and devoted to their careers. As of December 31, 2024, approximately 94% of our U.S. team members identified themselves as racially or ethnically diverse. Also, approximately 50% of our U.S. team identified themselves as female. In 2025, we intend to continue to promote greater community involvement through philanthropic and volunteer efforts, with a focus on diversity, community improvement, and STEM programs.
As of December 31, 2024, we had 523 employees in the United States, all of whom are full-time. We also have 529 employees in Mexico, of whom 189 are part-time and 340 are full-time, 159 employees in Guatemala, all of whom are full-time and, 92 employees in Spain, Italy, Germany and the United Kingdom, of whom 79 are full-time and 13 are part-time.

Index
In addition, five of the eight members of our board of directors are considered diverse based on gender or ethnic backgrounds.

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
Information about our Executive Officers
Set forth below is certain information regarding the Company’s current executive officers as of February 27, 2025:

Name	Age	Position
Robert Lisy	67	Chief Executive Officer, President and Chairman of the Board of Directors
Andras Bende	50	Chief Financial Officer
Joseph Aguilar	63	President and General Manager - Latin America
Christopher Hunt	49	Chief Operating Officer
Robert Pargac	58	Chief Legal Officer and Secretary

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

Index
compliance and cybersecurity. Mr. Hunt earned a bachelor’s degree in Business Administration with a major in Decision Information Sciences from the University of Florida in Gainesville, Florida.

Robert Pargac joined International Money Express, Inc. in May 2024 as Chief Legal Officer and Secretary. Prior to joining the Company, Mr. Pargac served in senior management consulting roles with AlixPartners from 2022 to 2024 and the Promontory Financial Group from 2017 to 2020 where he was responsible for providing counsel to financial institutions regarding legal and regulatory compliance programs and regulatory enforcement actions. Prior to those roles, Mr. Pargac held senior legal and regulatory risk management roles in the legal departments at BBVA, Western Union, and Sigue Corporation. His education includes a B.A. in Economics from the University of St. Thomas, a J.D. from the South Texas College of Law, and a M.B.A. from Pepperdine University.

Index
ITEM 1A.     RISK FACTORS
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
Risks Relating to Our Business and Industry
The suspension of our exploration of strategic alternatives could adversely affect our business and our stock price.

As part of our commitment to maximize stockholder value, on November 8, 2024, we announced that the Board had initiated a process to assess strategic alternatives including, but not limited to, a potential sale in a private transaction or merger of the Company. On February 26, 2025, the Company announced that with the approval and recommendation of the SAC, the Board unanimously determined to suspend the Company’s previously announced assessment of strategic alternatives. The suspension of the strategic alternatives process could have an adverse effect on the market price and trading volatility of our common stock.

If we fail to successfully expand customer acceptance of our digital services and infrastructure or develop and timely introduce new and enhanced services, including the introduction of new digital platforms, or if we make substantial investments in an unsuccessful new service or infrastructure change, our business, financial condition and results of operations could be adversely affected.

Our future growth will depend, in part, on our success in expanding customer acceptance of our digital services and infrastructure, as well as our ability to continue to develop and successfully introduce new and enhanced methods of providing money remittance services, including the introduction of new digital platforms and other products and services, that keep pace with competitive introductions, technological changes, and the demands and preferences of our agents, consumers, digital partners and the financial institutions with which we conduct our business. Distribution channels such as online, account based, and mobile solutions continue to evolve and impact the competitive environment for money remittances. If we fail to gain customer acceptance of our digital services and products or if alternative payment mechanisms become widely accepted as substitutes for our current services, and we do not develop and offer similar alternative payment mechanisms successfully and on a timely basis, our business, financial condition and results of operations could be adversely affected. We may make future acquisitions and investments or enter into strategic alliances to develop new technologies and services or to implement infrastructure changes to further our strategic objectives, strengthen our existing businesses and remain competitive. Such acquisitions, investments and strategic alliances, however, are inherently risky, and we cannot guarantee that such investments or strategic alliances will be successful.
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

Index
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
Our future growth depends on our ability to compete effectively. In particular, we face increasing competition from digital providers of money transmission services, in response to which we have developed an expanded suite of digital products. Notwithstanding, our ability to increase our revenues and operating results from digital services will require a significant investment in marketing and ongoing product development efforts, which investments are likely, in the short-term, to adversely affect our results of operations. Moreover, there can be no assurance, however, that these efforts will generate expected returns or that consumers will find our digital products more attractive than those of our competitors. In addition,, if our services do not offer competitive features and functionalities, we may be unable to attract new customers or we may lose customers to our competitors, which could adversely affect our business, financial condition and results of operations.

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
If general market and economic conditions in the United States or other countries in which we operate and that are important to our business were to deteriorate, our business, financial condition and results of operations could be adversely impacted. Our agents may have reduced sales or business as a result of weak economic conditions. As a result, our agents may reduce their number of locations, hours of operation, or cease doing business altogether. If consumer transactions decline due to deteriorating economic conditions, we may be unable to timely and effectively reduce our operating costs or take other actions in response, which could adversely affect our business, financial condition and results of operations. Our employees, agents and consumers in a particular country or region in the world may be negatively affected as a result of a variety of diversions, including: geopolitical events, such as war, the threat of war, or terrorist activity; natural disasters or the effects of climate change (such as drought, flooding, wildfires, increased storm severity, and sea level rise); power shortages or outages; major public health issues, including pandemics; and significant local, national or global events capturing the attention of a large part of the population. If any of these, or any other factors, disrupt a country or region where we have a significant workforce, customers or agents, our business could be materially adversely affected. Additionally, economic or political instability, wars, civil unrest, terrorism and natural disasters may make money transfers to, from or within a particular country more difficult. The inability to timely complete money transfers could adversely affect our business.
Our business and results of operations may be adversely affected by international political, economic and social instability risks, foreign currency restrictions and volatility, tariffs or restrictions on remittances or transfers from the countries in which we operate.
We derive a substantial portion of our revenue from our money remittance transactions from the United States to the LAC corridor, particularly Mexico, Guatemala, El Salvador, Honduras and the Dominican Republic, and we are exposed to certain political, economic and other uncertainties not encountered in U.S. operations. Consequently, actions or events in LAC or other countries that are beyond our control could restrict our ability to operate there or otherwise adversely affect the profitability of those operations. Furthermore, changes in the business, regulatory or political climate in any of those countries, or significant fluctuations in currency exchange rates, could affect our ability to expand or continue our operations there, which could have a material and adverse impact on our business, financial condition and results of operations. We are also exposed to new political, economic and other uncertainties as a result of the geographic expansion to Europe, the United Kingdom, Africa, and Asia, any of which could adversely impact our business, financial condition and results of operations.

Index
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
•inability to maintain or improve our software and technology systems as well as digital channels;
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

Index
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
•potentially reduced demand for remittance services; and

Index
•difficulty building and maintaining a network of sending agents, paying agents, and digital partners in a particular geographic area or with respect to a particular product offering.
We process remittances to Latin America, Europe, Africa and Asia from the United States, Spain, Italy, the United Kingdom and Germany and from Canada to Latin America and Africa. Additionally, we have expanded our product and service portfolio to include online payment options, pre-paid debit cards, direct deposit payroll cards, and other digital channel offerings, which may present different cost, demand, regulatory and risk profiles relative to our core remittance business. If we are unable to capitalize on these markets, or if we spend significant time and resources on expansion plans that fail or are delayed, our business will be adversely affected. Even if we are successful, we will be exposed to additional risks in these markets that we do not face in the United States or in our core remittance business, which could have an adverse effect on our business, financial condition and results of operations.
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
We are engaged in ongoing efforts to enhance our risk management and compliance policies, procedures and systems to assure compliance with anti-money laundering laws and economic sanctions regulations in the jurisdictions in which we operate. We have implemented, and are continuing to implement, policies, procedures and systems designed to address these laws and regulations, including

Index
monitoring on an automated and manual basis the transactions processed through our systems and restricting business involving certain countries or individuals. However, the implementation of such policies, procedures and systems may be subject to human error. Further, we may be exposed to fraud or other misconduct committed by our employees, or other third parties, including but not limited to consumers, agents and digital partners, or other events that are out of our control. Additionally, our risk management policies, procedures and systems are based upon our experience in the industry, and may not be adequate or effective in managing our future risk exposures or protecting us against unidentified or unanticipated risks, which could be significantly greater than those indicated by our past experience. As a result, we can offer no assurances that these policies, procedures and systems will be adequate to detect or prevent money laundering activity or OFAC violations. If any of these policies, procedures or systems do not operate properly, or are disabled, or are subject to intentional manipulation or inadvertent human error, we could suffer financial loss, a disruption of our business, regulatory intervention or reputational damage.
Our services might be used for illegal or improper purposes, such as consumer fraud or money laundering, which could expose us to additional liability.
Our services remain susceptible to potentially illegal or improper uses as criminals are using increasingly sophisticated methods to engage in illegal activities involving internet services and payment services, such as identity theft, fraud and paper instrument counterfeiting. As we make more of our services available online and via Internet-enabled mobile devices, we subject ourselves to new types of consumer fraud risk because requirements relating to consumer authentication are more complex with Internet services and such other technologies. Additionally, it is possible that our agents or digital partners could engage in fraud against consumers. We use a variety of tools to protect against fraud; however, these tools may not always be successful. Allegations of fraud may result in fines, settlements, litigation expenses and reputational damage.
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
A significant portion of our business is conducted over the internet, and we rely on the secure processing, storage, and transmission of confidential, sensitive, proprietary, and other types of information relating to our business operations and confidential and sensitive information about consumers, agents, and employees in our computer systems and networks, and in those of our third-party vendors. Additionally, our business is built upon proprietary platforms that are supported by Intermex employees and partners. Keeping these platforms safe, private, and agile so that we may adjust to market demands is critical to our success. Individuals, groups, and state-sponsored organizations may take steps that pose threats to our operations, our computer systems, our employees, our consumers, and our agents. The cybersecurity risks we face range from cyberattacks that are common to most industries, such as the development and deployment of malicious software to gain access to our networks and to attempt to steal confidential information, launching distributed denial of service attacks, or attempting other coordinated disruptions. They may also include more advanced threats that target us because of our position in the remittance industry. Ransomware risk has increased significantly in recent years and presents a significant risk of financial extortion and loss of data. With the Intermex operating model, certain employees continue to work remotely or on a hybrid basis, which increases the importance of the integrity of our remote access security measures. We also face risk from our third-party suppliers if they are affected by cybersecurity incidents, which could result in their loss of service (which could be a significant component of our services to agents and consumers), exposure of Intermex proprietary, agent and consumer data, or a potential backdoor into the Company’s systems and networks.
While plans and procedures are in place to protect our sensitive data, systems, and networks, we cannot be certain that these measures will be successful and will be sufficient to counter all current and emerging technological threats that are designed to breach our systems to gain access to sensitive information or disrupt our operations. The methods used to obtain unauthorized access, disable or degrade service, or compromise systems change frequently, have become increasingly complex and sophisticated, and are often difficult to detect timely. Threats to our systems and our associated third parties’ systems can derive from human error, fraud, or malice on the part of employees or third parties as well as may result from accidental technological failure. Our defensive data protection measures may not prevent unauthorized access or use of sensitive data. While we maintain insurance coverage that may cover certain aspects of cyber risks

Index
and incidents, our insurance coverage may be insufficient to cover all losses, and we may not be able to renew the insurance on commercially reasonable terms or at all. Further, we do not control the actions or technological environments of our agents and they may be susceptible to similar threats as previously mentioned which could lead to liability claims against the Company. Although agents have experienced security breaches, in the aggregate, none of these breaches have had a significant or material impact to the Company. In addition, following an acquisition, we take steps to ensure our data and system security protection measures cover the acquired business as part of our integration process and the regulatory framework under which the acquired entities operate. As such, there may be a period of increased cybersecurity risk during the period between closing an acquisition and the completion of our data and system security integration. Our inability to protect our systems and data from these and similar risks could, among other consequences, adversely affect our reputation, business, financial condition, and results of operations.

Our business is particularly dependent on the efficient and uninterrupted operation of our information technology, computer network systems, and data centers. Disruptions to these systems and data centers could adversely affect our business, financial condition and results of operations.
Our ability to provide reliable services largely depends on the efficient and uninterrupted operation of our computer network systems, cloud service providers, and data centers. Our business involves the physical and electronic movement of large sums of money and the management of data necessary to do so. The success of our business particularly depends upon the efficient and error-free handling of transactions and data. We rely on the ability of our employees and our internal systems and procedures to process these transactions in an efficient, uninterrupted, and error-free manner.
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
In addition, our ability to continue to provide our services to a growing number of agents, digital partners and consumers in a growing number of countries, as well as to enhance our existing services and offer new services across new distribution platforms, is dependent on our information technology systems. If we are unable to effectively manage the technology associated with our business, we could experience increased costs, reductions in system availability, and loss of agents, digital partners or consumers.
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
A substantial portion of our paying agents are concentrated in a few large banks and financial institutions and large retail chains. Because of the current concentration, if we lose an institution as a paying agent, which could be the result of many factors including, but not limited to, changes in regulation, our business, financial condition and results of operations could be adversely affected. Elektra, our largest paying agent by volume, accounted for approximately 25% of Intermex’s total remittance volume in fiscal year 2024. The loss of Elektra as one of our paying agents could have a material adverse impact on our business and results of operations.
Bank failures, sustained financial market illiquidity, or illiquidity at the clearing, cash management and custodial financial institutions with which we do business, could adversely affect our business, financial condition and results of operations.
We face certain risks in the event of a sustained deterioration of domestic or international financial market liquidity, as well as in the event of sustained deterioration in the liquidity, or failure, of the clearing, cash management and custodial financial institutions with which we do business. In particular, we may be unable to access funds in our deposit accounts and clearing accounts on a timely basis to pay money remittances and make related settlements to agents. Any resulting need to access other sources of liquidity or short-term borrowings would increase our costs. Any delay or inability to pay money remittances or make related settlements with our agents could adversely impact our business, financial condition and results of operations.

Index
Also, in the event of a bank failure we could face risks to the recovery of our bank deposits used for the purpose of settling with our agents and we may be unable to borrow from financial institutions or institutional investors on favorable terms, or at all, which could adversely impact our ability to pursue our growth strategy and fund key strategic initiatives.
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
We face credit risks from our sending agents, digital partners and financial institutions with which we do business.
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
We monitor the creditworthiness of our sending agents, digital partners and the financial institutions with which we do business on an ongoing basis. There can be no assurance that the models and approaches we use to assess and monitor the creditworthiness of our sending agents and these financial institutions will be sufficiently predictive, and we may be unable to detect and take steps to timely mitigate an increased credit risk.
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
Regulatory and Legal Risks
Significant developments stemming from the U.S. government policies could have an adverse effect on our business.

Index
Our business relies on the free flow of funds and migrants along all of our remittance corridors, particularly between the United States and the LAC. Changes in U.S. political, regulatory and economic conditions or laws and policies governing immigration, foreign trade, development and investment in the territories and countries where we operate and our customers live, including those recently proposed by the U.S. government, could adversely affect our business, financial condition and results of operations.
A significant change or disruption in international migration patterns, including as a result of changes in immigration laws and their enforcement, could adversely affect our business, financial condition and results of operations.
Our business relies in part on international migration patterns, as individuals move from their native countries to countries with greater economic opportunities or a more stable political environment. A significant portion of the industry’s money remittance transactions are initiated by immigrants or refugees sending money back to their native countries. Changes in U.S. and foreign government policies or enforcement, including changes that have been, or may be, implemented by the U.S. President or Congress, toward immigration may have a negative effect on immigration in the U.S. and other countries, which could also have an adverse impact on our money remittance volume or growth rate and revenues. In addition, increased immigration enforcement in the United States, could adversely affect the level of employment opportunities of immigrants, thus reducing their ability to remit funds to their countries of origin.
It is also impossible to predict the impact on our business resulting from changes in trade and tariff policies, which may affect industries in which our customers are employed. Changes in international trade caused by increased tariffs may also affect foreign exchange rates, which could affect both demand for our services as well as our earnings from foreign exchange.

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

The money transfer business is subject to a variety of regulations aimed at preventing money laundering, human trafficking and terrorism. We are subject to U.S. federal anti-money laundering laws, including the BSA and the requirements of the U.S. Treasury Department’s OFAC, which prohibit us from transmitting money to specified countries or to or from prohibited individuals. Additionally, we are subject to anti-money laundering laws in the other countries and jurisdictions in which we operate and hold licenses including Europe, the United Kingdom, Mexico and Guatemala. We are also subject to financial services regulations, money transfer licensing regulations, consumer protection laws, currency control regulations, escheat laws, privacy and data protection laws and anti-bribery laws. Many of these laws are constantly evolving, unclear and inconsistent across various jurisdictions, making compliance challenging. Subsequent legislation, regulation, litigation, court rulings or other events could expose us to increased program costs, liability and reputational damage.
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
In certain cases, regulations may provide administrative discretion regarding enforcement. As a result, regulations may be applied inconsistently across the industry, which could result in additional costs for us that may not be required to be incurred by our competitors. If we were required to maintain a price higher than most of our competitors to reflect our regulatory costs, this could harm our ability to compete effectively, which could adversely affect our business, financial condition and results of operations. In addition, changes in laws, regulations or other industry practices and standards, or interpretations of legal or regulatory requirements, may reduce the market for or value of our services or render our services less profitable or obsolete. Changes in the laws affecting the kinds of entities that are permitted to act as money remittance agents (such as changes in requirements for capitalization or ownership) could adversely affect our ability to distribute our services and the cost of providing such services. Many of our sending agents in the United States are in the check cashing industry. Any regulatory action that negatively impacts check cashers could also cause this portion of our agent base to decline. If onerous regulatory requirements were imposed on our agents, the requirements could lead to a loss of agents, which, in turn, could adversely affect our business, financial condition or results of operations.
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
As the number of jurisdictions enacting privacy and related laws increases and the scope of these laws and enforcement efforts expands, we have been and will increasingly become, subject to new and varying requirements. For example, the CCPA requires covered companies to provide California consumers with certain disclosures and expands the rights afforded to consumers regarding their data. The costs of compliance with, and other burdens imposed by, the CCPA and similar laws may limit the use and adoption of our products and services and/or require us to incur substantial compliance costs, which could have an adverse impact on our business. In addition, the California Privacy Rights Act of 2020 (“CPRA”) expanded the CCPA. For example, the CPRA established a California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of an enforcement action. Other states have also enacted data privacy laws such as the Consumer Data Protection Act in Virginia, the Colorado Privacy Act in Colorado, and the Consumer Privacy Act adopted in Utah. Additionally, several states and localities have enacted measures related to the use of artificial intelligence and machine learning in products and services. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts. Failure to comply with existing or future data privacy and cybersecurity laws, regulations, and requirements, including by reason of inadvertent disclosure of personal information, could result in significant adverse consequences, including reputational harm, civil litigation, regulatory enforcement, costs of remediation, increased expenses for security systems and personnel, or harm to our consumers and harm to our agents.

Index

Also, because our operations and services involve the collection, storage, and processing of personal data of consumers globally, we are subject to the GDPR and similar data protection laws outside the United States. The GDPR imposes strict requirements on how businesses collect, process, store, and share personal data, as well as mandates that consumers have specific rights, including the right to access, correct, and delete their data.

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

Index
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

Index
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
We had approximately $156.6 million of indebtedness as of December 31, 2024, consisting of outstanding borrowings under our revolving credit facility. Our indebtedness, which bears interest at variable rates, could have important consequences to our business and operations, including, but not limited to: (i) increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions; (ii) requiring the dedication of a substantial portion of our cash flow from operations to servicing debt, including from increased interest rates; (iii) limiting our flexibility in planning for, or reacting to, changes in our business and the competitive environment; and (iv) limiting our ability to borrow additional funds and increasing the cost of any such borrowing.
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
Our Second Amended and Restated Credit Agreement contains covenants that may limit our ability to conduct business.
Our Second A&R Credit Agreement (as defined herein) contains operating covenants and financial covenants that may in each case limit management’s discretion with respect to certain business matters. Among other things, these covenants restrict our and our subsidiaries’ ability to, among other things, grant liens, incur additional indebtedness, make acquisitions or investments, dispose of certain assets, change the nature of their businesses, enter into certain transactions with affiliates, amend the terms of material indebtedness or make certain restricted payments, including the repurchase of shares of our common stock above certain limits. We are required to comply with a minimum interest coverage ratio and a quarterly maximum consolidated leverage ratio. As a result of these covenants, we may be limited in how we conduct our business. Failure to comply with such covenants may lead to default and acceleration under our Second A&R Credit Agreement and may impair our ability to conduct business. We may not be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants, which may result in foreclosure of our assets. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Intermex—Liquidity and Capital Resources” for more information.

Under our Second A&R Credit Agreement, upon the occurrence of an event of default, we will be unable to continue to borrow funds under the Second A&R Credit Agreement for so long as an event of default is not remedied or waived. In addition, the lenders will be able to elect to declare all amounts outstanding under the Second A&R Credit Agreement to be immediately due and payable and terminate all commitments to lend additional funds. If we are unable to repay those amounts, the lenders under the Second A&R Credit Agreement could proceed to foreclose against our collateral that secures that indebtedness. We have granted the lenders a security interest in substantially all of our assets, including the assets of certain subsidiaries.
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

Index
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.     CYBERSECURITY
The Company faces risks from cybersecurity incidents that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. Cybersecurity incidents may target and compromise our systems, as well as confidential consumer, employer, and agent information that we store and manage in connection with some of our services. Any cybersecurity incidents affecting our computer networks, databases, third-party services or facilities could lead to potential interruptions of our operations or our ability to manage and report our operating results. Cybersecurity incidents may also result in the inappropriate use or disclosure of personal information, which could adversely affect consumers’ confidence in our or our agents’ or digital partners' business and expose us to liabilities. As a result, we are required to expend significant capital and other resources to protect us against these security breaches or to alleviate problems caused by these breaches. Intermex has experienced, and may continue to experience, cybersecurity threats in the normal course of its business. To date, however, these events have not had a material adverse effect on the Company’s business, financial condition, results of operations, cash flows or reputation. See Item 1A. Risk Factors for additional information on how risks could materially affect the Company.

To mitigate cybersecurity risks, the Company has designed and implemented a Cybersecurity and Information Security Program ("Cybersecurity Program"), which is managed and executed by our Chief Information Security Officer (“CISO”). Our CISO has over 20 years of experience in information technology and cybersecurity primarily focused in the financial services industry. Our CISO is an experienced professional in technology, security, risk management, and compliance principles related to most United States and global financial services related regulations. Also, our CISO holds and maintains an active Certified Information Systems Security Professional certification as well as other relevant technical certifications. The Board of Directors of the Company (the "Board") generally oversees management’s processes for identifying and mitigating risks we are exposed to, including cybersecurity risks, to help align our risk exposure with our strategic objectives, and has delegated specific oversight of cybersecurity risk management to the Board’s Audit Committee. At least on a quarterly basis, or more frequently as may be warranted, the Board and the Audit Committee are apprised of cybersecurity incidents, if any, and initiatives related to any identified heightened risks. In addition, the CISO provides a comprehensive annual report on cybersecurity as well as quarterly updates to the Audit Committee, the Board and Internal Technology Steering Committee (“IT Steering Committee”), which is composed of members from our Executive Management team and key Information Technology (“IT”) personnel.

The foundation of our Cybersecurity Program is based on recognized best practices and standards for cybersecurity and information technology that include the Center of Internet Security (“CIS”) Controls Framework. The CIS Critical Security Controls Framework is a prioritized set of safeguards to mitigate the most prevalent cyber-attacks against systems and networks. They are mapped to and referenced by multiple legal, regulatory, and policy frameworks. This framework is employed to guide cybersecurity investments similar to third party audits and risk assessments. Our Cybersecurity Program employs a practical risk-based approach with a focus on addressing risk factors with the highest possible impact, high levels of likelihood, and least amount of existing compensating controls. Key risk factors, along with action plans and a status of identified matters are communicated to Executive Management, the Audit Committee and the Board as part of the CISO's quarterly updates. We have created and continually update, as required, a detailed cybersecurity incident response plan, which outlines the steps to be followed from incident detection to eradication, recovery and notification and which we will implement in the event of a cybersecurity incident, including the determination of materiality of cybersecurity incidents to ensure accurate and timely disclosures of those events in accordance with current regulatory requirements.

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

In addition to the third-party audit, we perform ongoing vulnerability reviews and conduct annual penetration testing of certain external and internal systems based on selected criteria as determined by Management in conjunction with external consultants. These tests are conducted by qualified external consultants and all findings are reported to the CISO and any deficiency is tracked until it has been fully remediated. A risk assessment is conducted regularly based on NIST and CIS frameworks to determine gaps in controls that exposes the Company to a risk level that requires mitigation efforts. The Company requires in depth security monitoring continuous and real-time, detection of, and responses to cybersecurity threats and has partnered with industry leading managed service providers to accomplish this objective. Our cybersecurity partners maintain continuous security operations centers, threat intelligence, response capabilities, and incident response services. These services are tested for effectiveness annually as part of the internal penetration testing process. As mentioned above, the Company has implemented an incident response plan and incident response team that meets at least annually to assess breach scenarios and improve our response capabilities. All findings from testing, vulnerability analysis, breach scenarios, and event detection are reported quarterly by the CISO to the IT Steering Committee and Audit Committee.

ITEM 2.    PROPERTIES
Our leased corporate offices are located in Miami, Florida. We lease three other facilities in the United States, located in Miami, Florida and New York, New York and three facilities internationally, located in Madrid, Spain, Milan, Italy and London, England. In

Index

addition, as of December 31, 2024, we lease 102 Company-operated stores throughout the United States and 13 Company-operated stores throughout Spain, Italy, the United Kingdom and Germany. Substantially all our facilities are leased. Our main international customer and shared service centers are located in Guatemala City, Guatemala, Aguascalientes, Mexico, and Puebla, Mexico where our employees answer operational questions from agents and customers, and provide back-office support to our operating entities in the United States and Europe. Our facilities are used for operational, sales and administrative purposes in support of our business, and are all currently being utilized as intended.

We believe that our properties are sufficient to meet our current and projected business needs. We periodically review our facility requirements and may acquire new facilities, or modify, update, consolidate, dispose of or sublet existing facilities based on evolving business needs. In December 2022, we entered into a lease agreement, which expires in 2033, for our new headquarters to accommodate our growing workforce. We completed the move to the new headquarters in February 2024.

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

Reference is made to Note 19 – Commitments and Contingencies in the Consolidated Financial Statements of International Money Express, Inc. contained elsewhere in this Annual Report on Form 10–K for information regarding certain legal proceedings to which we are a party, which information is incorporated by reference herein.

ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

Index
PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for the Company’s Common Stock

Our common stock trades on the Nasdaq Capital Market under the symbol “IMXI”.

As of February 24, 2025, there were 52 holders of record of our common stock.

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

Performance Graph

The Company’s peer group (“Peer Group”) consists of publicly-traded companies that are in the money remittance and payment industries and is composed of the following: MoneyGram (for periods prior to its acquisition by Madison Dearborn Partners in June 2023), Euronet, Remitly and Western Union.

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend-reinvested basis, for (1) the Company’s common stock, (2) the NASDAQ US Benchmark TR Index and (3) our Peer Group, for the period from December 31, 2019 through December 31, 2024. The graph assumes the value of the investment in our common stock and each index was $100 on December 31, 2019 and that all dividends were reinvested. The graph plots the value of the initial $100 investment at quarterly intervals for the fiscal years shown. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. Historic stock price performance is not necessarily indicative of future stock price performance.

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

The following table provides information about repurchases of our common stock during the quarter ended December 31, 2024:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
October 1 through October 31	421,354	$17.72	418,820	$75,756,376
November 1 through November 30	316,647	$20.34	316,463	$69,320,196
December 1 through December 31	351,211	$21.09	290,538	$63,177,870
Total	1,089,212		1,025,821

(a)Includes (i) 2,534, (ii) 184 and (iii) 60,673 shares withheld for income tax purposes in October 2024, November 2024 and December 2024, respectively, in connection with shares issued under compensation and benefit programs.
(b)On August 18, 2021, the Company’s Board of Directors approved a stock repurchase program (the “Repurchase Program”) that authorizes the Company to purchase up to $40.0 million of outstanding shares of the Company’s common stock. The Repurchase Program does not have an expiration date. On March 3, 2023, the Board of Directors approved an increase to the Repurchase Program that authorizes the Company to purchase an additional $100.0 million of its outstanding shares. On August 26, 2024, the Board of Directors approved an increase to the Repurchase Program that authorizes the Company to purchase an additional $63.8 million of its outstanding shares.

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

Overview
We are a leading omnichannel money remittance services company focused primarily on the United States of America (“United States” or “U.S.”) to Latin America and the Caribbean (“LAC”) corridor, which includes Mexico, Central and South America and the Caribbean. In recent years, we expanded our services to allow remittances to Africa and Asia from the United States and also began offering sending services from Canada to Latin America and Africa. Also, through our recent acquisitions we now provide remittance services from Spain, Italy, Germany and the United Kingdom to Africa, Asia and Latin America. We utilize our proprietary technology to deliver convenient, reliable and value-added services to consumers through a broad network of sending and paying agents. Our remittance services, which include a comprehensive suite of ancillary financial processing solutions and payment services, are available in all 50 states in the U.S., Washington D.C., Puerto Rico and 13 provinces in Canada, as well as in certain locations in Spain, Italy, Germany and the United Kingdom, where consumers can send money to beneficiaries in more than 60 countries in LAC, Europe, Africa and Asia. Our services are accessible in person through over 100,000 independent sending and paying agents and 117 Company-operated stores, as well as digitally through the Internet via our websites and mobile device applications. Additionally, our product and service portfolio include online payment options, pre-paid debit cards and direct deposit payroll cards, which may present different cost, demand, regulatory and risk profiles relative to our core money remittance business.

Money remittance services to LAC countries, mainly Mexico, Guatemala, El Salvador, Honduras and the Dominican Republic, are the primary source of our revenue. These services involve the movement of funds on behalf of an originating consumer for receipt by a designated beneficiary at a designated receiving location. Our remittances to LAC countries are primarily generated in the United States by consumers with roots in Latin American and Caribbean countries, many of whom do not have an existing relationship with a traditional full-service financial institution capable of providing the services we offer. We provide these consumers with flexibility and convenience to help them meet their financial needs. We believe many consumers who use our services may have access to traditional banking services, but prefer to use our services based on reliability, convenience and value. We generate money remittance revenue from fees paid by consumers (i.e., the senders of funds), which we share with our sending agents in the originating country and our paying agents in the destination country. Remittances paid in local currencies that are not pegged to the U.S. dollar, Canadian dollar, Euro or British pound can also generate revenue if we are successful in our daily management of currency exchange spreads. We also generate revenue from our “wire as a service” relationships with digital partners where we receive a fee for facilitating money transfers processed through our proprietary software systems, money transmitter licenses and payer network relationships.
Our money remittance services enable consumers to send funds through our broad network of locations in the United States, Canada, Spain, Italy, Germany and the United Kingdom that are primarily operated by third-party businesses, as well as by Company-operated stores located in those jurisdictions. Transactions are processed and payment is collected by our sending agents and those funds become available for pickup by the beneficiary at the designated destination, usually within minutes, at any Intermex paying agents. We refer to our sending agents and our paying agents collectively as agents. In addition, our services are offered digitally through the Internet via our websites (intermexonline.com and online.i-transfer.es) and mobile device applications. For the year ended December 31, 2024, our agent network decreased slightly by approximately 0.2%, primarily as a result of a lower number of sending agents onboarded during the year relative to ordinary course agent terminations. For the year ended December 31, 2024, principal amount sent decreased slightly by approximately 0.8% to $24.4 billion, as compared to fiscal year 2023, primarily as a result of a lower principal amount sent per transaction. Total remittances processed were approximately 58.9 million for the year ended December 31, 2024, representing an increase of approximately 0.4%, as compared to fiscal year 2023 primarily related to increased volume generated by our digital channels and European subsidiaries.

Acquisitions

Index
Effective July 2, 2024, the Company completed the acquisition of a money services entity incorporated in the United Kingdom. See Note 3 in Part II, Item 8, Financial Statements and Supplementary Data for additional information regarding the acquisition. This acquisition provides the Company the opportunity to enter into markets in which it did not have a presence previously, such as the ability to provide outbound remittance services from the United Kingdom.

Effective December 4, 2024, the Company completed the acquisition of the Amigo Paisano brands. See Note 9 in Part II, Item 8, Financial Statements and Supplementary Data for additional information regarding the acquisition. This acquisition provides the Company the opportunity to enhance digital channel offerings, strengthen our presence in the United States to Guatemala corridor and increase the profitability of our digital products.

Restructuring costs
During 2024, the Company executed a restructuring plan primarily related to certain of its foreign operations and La Nacional. These restructuring costs are part of the Company's restructuring plan, for which the objectives are to reorganize the workforce, streamline operational processes, integrate technology functionality, and to develop efficiencies within the Company. For the year ended December 31, 2024, the Company incurred approximately $3.1 million in expenses for a reduction of workforce in certain locations, closing of certain facilities, discontinuing technology and disposal of obsolete assets. These expenses include approximately $2.3 million in severance payments and related benefits, $0.4 million in software and software development costs write-offs and $0.4 million in legal and professional fees, which are included in restructuring costs in the consolidated statement of income and comprehensive income.
The Company has paid out $2.3 million of the above charges during the year ended December 31, 2024 and has a liability of $0.3 million recorded in accrued and other liabilities in the consolidated balance sheet as of December 31, 2024. The Company anticipates to incur additional restructuring costs through March 31, 2025 of approximately $0.4 million.
As a result of implementing this restructuring plan, the Company expects to reduce compensation expense and certain facilities related charges in an amount of approximately $2.0 million a year. The anticipated effect of this reduction in expenses will be primarily realized during 2025. In addition, the Company does not expect that the execution of this restructuring plan will result in any material reduction of revenues or increase of its ongoing operating expenses.
Strategic alternatives assessment
On November 8, 2024, the Company announced that the Board had initiated a process to assess strategic alternatives as part of our commitment to maximize stockholder value, which could include, among others, a potential sale in a private transaction. On February 26, 2025, the Company announced that with the approval and recommendation of the SAC, the Board unanimously determined to suspend the Company’s previously announced assessment of strategic alternatives.

The Board conducted the review of strategic alternatives through the SAC, composed solely of independent members of the Board. The SAC, along with its independent financial advisor, the Company’s financial advisor and the assistance of its independent legal counsel, evaluated a comprehensive range of strategic alternatives to maximize stockholder value and held discussions with a wide array of strategics and financial investors since the process was announced in November of 2024 regarding potential alternatives, including a sale or merger of the Company and other transactions. The robust strategic review process did not, however, result in a definitive offer at a price that offered a superior alternative to the long-term stockholder value potentially created by the Company’s current business model and its strategic plan, which includes a significant investment to increase revenue from the Company's digital services, as more fully discussed in Item 1, Business.

Key Factors and Trends Affecting our Business
Various trends and other factors have affected and may continue to affect our business, financial condition and operating results, including, but not limited to:

•the potential adverse effects on the Company’s stock price from the suspension of the strategic alternatives evaluation process;
•our success in expanding customer acceptance of our digital services, the cost of acquiring digital customers, as well as our ability to continue to develop new products, services and infrastructure;
•new technology or competitors that disrupt the current money transfer and payment ecosystem, including the introduction and increased consumer preference for digital platforms;
•loss of, or reduction in business with, key sending agents;
•our ability to effectively compete in the markets in which we operate;

Index
•economic factors such as inflation, the level of economic activity, recession risks and labor market conditions, as well as volatility in market interest rates;
•international political factors, including ongoing hostilities in Ukraine and the Middle East, political instability, tariffs, including the effects of tariffs on domestic markets and industrial activity and employment, border taxes or restrictions on remittances or transfers from the outbound countries in which we operate or plan to operate;
•volatility in foreign exchange rates that could affect the volume of consumer remittance activity and/or affect our foreign exchange related gains and losses;
•changes in immigration laws and their enforcement, including its effects on the level of immigrant employment and earning potential;
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
•consumer fraud and other risks relating to the authenticity of customers’ orders or the improper or illegal use of our services by consumers, sending agents or digital partners;
•cybersecurity-attacks or disruptions to our information technology, computer network systems, data centers and mobile device applications;
•our ability to maintain favorable banking and paying agent relationships necessary to conduct our business;
•bank failures, sustained financial illiquidity, or illiquidity at the clearing, cash management or custodial financial institutions with which we do business;
•changes to banking industry regulation and practice;
•credit risks from our agents, digital partners and the financial institutions with which we do business;
•our ability to recruit and retain key personnel;
•our ability to maintain compliance with applicable laws and regulatory requirements including those intended to prevent use of our money remittance services for criminal activity, those related to data and cybersecurity protection, and those related to new business initiatives;
•enforcement actions and private litigation under regulations applicable to the money remittance services;
•changes in tax laws in the countries we operate;
•our ability to protect our brands and intellectual property rights;
•our ability to satisfy our debt obligations and remain in compliance with our credit facility requirements;
•public health conditions, responses thereto and the economic and market effects thereof;

•the use of third-party vendors and service providers; and

•weakness in U.S. or international economic conditions.
We have encountered and continue to expect to encounter increasing competition as new electronic platforms emerge that enable consumers to send and receive money through a variety of channels. Regardless, we continue to innovate in the industry by differentiating our money remittance business through programs to foster loyalty among agents as well as consumers and have expanded our channels through which our services are accessed to include online and mobile offerings which are experiencing higher consumer adoption. We expect to make a significant investment during 2025 and thereafter to increase our penetration of the digital market, to add digital customers, enhance our digital offerings and increase digital revenues, while maintaining and continuing to develop our retail service offerings. Although we believe that investment in our digital business should provide significant financial benefits in the mid to long term timeframes, these investments are likely, in the shorter term, to adversely affect our results of operation.

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

Index
discounts or higher commissions, as is typical for the industry. We compete for money remittance customers on the basis of trust, convenience, service, efficiency of outlets, value, enhanced technology and brand recognition.

Political, social and economic conditions in key Latin American markets continue to exhibit instability, as evidenced by higher interest rates, high unemployment rates, increasing immigration rates, restricted lending activity, higher inflation, volatility in foreign currencies and low consumer confidence, among other economic and market factors. Our business has generally been resilient during times of economic instability as money remittances are essential to many recipients, with the funds used by the receiving parties for their daily needs; however, long-term sustained appreciation of the Mexican peso or Guatemalan quetzal as compared to the U.S. dollar could negatively affect our revenues and profitability.

Trends in the cross-border money remittance business tend to correlate to immigration trends, global economic opportunity and related employment levels in certain industries such as construction, information technology, manufacturing, agriculture and hospitality, as well as other service industries. The three largest remittance corridors we serve are United States to Mexico, United States to Guatemala and Unites States to the Dominican Republic. According to the latest information available from the World Bank Remittance Matrix, the United States to Mexico remittance corridor was one of the largest in the world in 2024. In addition, changes to U.S. immigration, tariffs, trade, economic and other policies may have both positive and negative effects on our business, none of which can be predicted with any degree of certainty.

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
We maintain a compliance department, the responsibility of which is to monitor transactions, detect and report suspicious activity, maintain appropriate records and train our employees and agents. An independent third-party periodically reviews our policies and procedures and performs independent testing to assess the effectiveness of our anti-money laundering and Bank Secrecy Act compliance program. We also maintain a regulatory affairs, licensing and consumer compliance department, under the direction of our Chief Compliance Officer.

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

Revenues
Transaction volume is the primary generator of revenue in our business. Revenue on transactions is derived primarily from transaction fees paid by consumers to transfer money. Revenues per transaction vary based upon send and receive locations and the amount sent. In certain transactions involving different send and receive currencies, we generate foreign exchange gains based on the difference between the set exchange rate charged by us to the sender and the rate available to us in the wholesale foreign exchange market. Also, we generate revenues from technology services provided to the independent network of agents that utilize the Company’s technology in processing transactions paid by credit or debit card, check cashing services and maintenance fees, for which revenue is derived by a fee per transaction. In addition, we generate revenue from our “wire as a service” contracts with digital partners under which we receive fees for facilitating money transfers processed through our proprietary software systems, using our money transmitter licenses and payer network relationships.

Index
Operating Expenses
Service Charges from Agents and Banks

Service charges primarily consist of sending and paying agent commissions and bank fees. Service charges vary based on agent commission percentages and the amount of fees charged by the banks. Sending agents earn a commission on each transaction they process of approximately 50% of the transaction fee. Service charges also include transaction processing costs incurred in facilitating money transfers processed through our digital channels. Service charges may increase if banks, processors and payer organizations increase their fee structure or sending agents use higher fee methods to remit funds to us. Service charges also vary based on the method the consumer selects to send the transfer and the payer organization that facilitates the transaction.

Salaries and Benefits

Salaries and benefits include cash and share-based compensation associated with our corporate employees and sales team as well as employees at our Company-operated stores. Corporate employees include management, customer service, compliance, information technology, operations, finance, legal and human resources. Our sales team, located throughout the United States, Canada, Spain and Italy, is focused on supporting and growing our sending agent network. Share-based compensation is primarily recognized as an expense on a straight-line basis over the requisite service period; unrecognized compensation expense related to restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) of approximately $12.8 million is expected to be recognized over a weighted-average period of 1.9 years.

Other Selling, General and Administrative

General and administrative expenses primarily consist of fixed overhead expenses associated with our operations, such as information technology, telecommunications, rent, insurance, professional services, non-income or indirect taxes, facilities maintenance, provision for credit losses and other similar types of operating expenses. A portion of these expenses relate to our Company-operated stores; however, the majority relate to the overall business and compliance requirements of a regulated publicly traded financial services company. Selling expenses include expenses such as advertising and promotion, shipping, supplies and other expenses associated with serving and increasing our network of sending agents as well as investing in the expansion of our digital channel offerings.

Transaction Costs

We incurred transaction costs associated with completed and potential acquisitions. These costs included all internal and external costs directly related to the transactions, consisting primarily of legal, consulting, accounting and advisory fees and certain incentive bonuses. Due to their significance, they are presented separately in our consolidated statements of income and comprehensive income. For additional information on these acquisitions, see Note 3 to the consolidated financial statements. Transaction costs also include internal and external costs related to the Board’s evaluation of strategic alternatives.

Depreciation and Amortization

Depreciation and amortization largely consists of depreciation of computer equipment and amortization of software that supports our technology platform. In addition, it includes amortization of intangible assets primarily related to our agent relationships, trade names and developed technology.

Non-Operating Expenses
Interest Expense
Interest expense consists primarily of interest associated with our debt, which consisted of a term loan facility and a revolving credit facility until August 28, 2024. Subsequent to that date, our debt consists of a revolving credit facility. The effective interest rates for the year ended December 31, 2024 for the term loan facility and revolving credit facility, which related to the Company’s A&R Credit Agreement and Second A&R Credit Agreement (each, as defined herein), were 9.02% and 2.51%, respectively.

Income tax provision
Our income tax provision includes the expected benefit of all deferred tax assets, including our net operating loss carryforwards. With few exceptions, our net operating loss carryforwards will expire from 2029 through 2044. After consideration of all evidence, both positive and negative, management has determined that no valuation allowance is required at December 31, 2024 on the Company’s U.S. federal or state deferred tax assets; however, a valuation allowance has been recorded as of December 31, 2024 on deferred tax assets associated with foreign net operating loss carryforwards. Our income tax provision reflects the effects of state taxes, non-deductible expenses, share-based

Index
compensation expense, and foreign tax rates applicable to the Company’s foreign subsidiaries that are higher or lower than the U.S. statutory rate.

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

Segments
Our business is organized around one reportable segment that provides money transmittal services primarily between the United States, Canada and certain countries in Europe to Mexico, Guatemala and other countries in Latin America, Africa and Asia through a network of authorized agents located in various unaffiliated retail establishments and 117 Company-operated stores throughout the United States, Canada, Spain, Italy, Germany and the United Kingdom, as well as digitally through the Internet via our websites and mobile device applications. This is based on the objectives of the business and how our chief operating decision maker, the CEO and President, monitors operating performance and allocates resources.

Results of Operations
A discussion of changes in our results of operations and cash flows from fiscal year 2023 to fiscal year 2022 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 28, 2024, which is available free of charge on the SEC’s website at www.sec.gov and at www.intermexonline.com, by clicking “Investors” located at the bottom of the page. The content of any website referred to in this document is not incorporated by reference into this document.

The following table summarizes key components of our results of operations for the periods indicated:

Index

	Year Ended December 31,
(in thousands, except for share data)	2024	2023	2022
Revenues:
Wire transfer and money order fees, net	$554,801	$561,540	$469,162
Foreign exchange gain, net	88,944	87,908	72,920
Other income	14,904	9,287	4,723
Total revenues	658,649	658,735	546,805

Operating expenses:
Service charges from agents and banks	428,968	430,865	364,804
Salaries and benefits	68,247	70,203	52,224
Other selling, general and administrative expenses	47,894	47,652	34,394
Restructuring costs	3,060	1,214	—
Transaction costs	1,819	445	3,005
Depreciation and amortization	13,645	12,866	9,470
Total operating expenses	563,633	563,245	463,897

Operating income	95,016	95,490	82,908

Interest expense	11,745	10,426	5,629

Income before income taxes	83,271	85,064	77,279

Income tax provision	24,450	25,549	19,948

Net income	$58,821	$59,515	$57,331

Earnings per common share:
Basic	$1.81	$1.67	$1.52
Diluted	$1.79	$1.63	$1.48

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
Revenues
Revenues for the above periods are presented below:

	Year Ended December 31,
($ in thousands)	2024	% of Revenues	2023	% of Revenues
Revenues:
Wire transfer and money order fees, net	$554,801	84%	$561,540	86%
Foreign exchange gain, net	88,944	14%	87,908	13%
Other income	14,904	2%	9,287	1%
Total revenues	$658,649	100%	$658,735	100%
Wire transfer and money order fees, net of $554.8 million, for the year ended December 31, 2024 decreased by $6.7 million, or 1.2%, from $561.5 million for the year ended December 31, 2023. The decrease was primarily due to a decrease in transaction volume processed through our retail network of sending agents and Company-operated stores in the year ended December 31, 2024 compared to the year ended December 31, 2023, mainly as a result of a contraction in the market. This decrease was partially offset by $1.9 million in revenue recognized as a result of the changes to the terms and conditions of our loyalty program effective in the third quarter of 2024. In addition,

Index
revenues from our digital channels for the year ended December 31, 2024 amounted to approximately $20.6 million, which represents a 58.5% increase as compared to 2023.

Revenues from foreign exchange gain, net of $88.9 million for the year ended December 31, 2024, increased by $1.0 million, or 1.1%, from $87.9 million for the year ended December 31, 2023. This increase was primarily due to a higher foreign exchange spread on money transfers sent to certain countries in the LAC slightly offset by a lower average principal amount sent per transaction to countries such as Mexico and Guatemala.

Other income of $14.9 million for the year ended December 31, 2024 increased by $5.6 million or 60.2% from $9.3 million for the year ended December 31, 2023, primarily due to the effect of higher revenue generated from other ancillary services provided by our Company-operated stores such as check-cashing fees, higher revenues primarily as a result of an increase of the base fees charged on money transfers and money orders deemed abandoned property, and higher fees related to our wires as a service relationships, as well as an increase in income related to money transfer transactions paid with debit or credit cards.

Operating Expenses
Operating expenses for the above periods are presented below:

	Year Ended December 31,
($ in thousands)	2024	% of Revenues	2023	% of Revenues
Operating expenses:
Service charges from agents and banks	$428,968	65%	$430,865	65%
Salaries and benefits	68,247	10%	70,203	11%
Other selling, general and administrative expenses	47,894	7%	47,652	7%
Restructuring costs	3,060	NM	1,214	NM
Transaction costs	1,819	NM	445	NM
Depreciation and amortization	13,645	2%	12,866	2%
Total operating expenses	$563,633	86%	$563,245	86%

NM - Amounts rounds to less than 1%.

Service charges from agents and banks— Service charges from agents and banks were $429.0 million for the year ended December 31, 2024 compared to $430.9 million for the year ended December 31, 2023. The decrease of $1.9 million, or 0.4%, was primarily due to the decrease in transaction volume described above partially offset by higher transaction processing costs related to increased activity of our digital channel offerings.

Salaries and benefits— Salaries and benefits were $68.2 million for the year ended December 31, 2024, a decrease of $2.0 million, or 2.8%, from $70.2 million for the year ended December 31, 2023. The decrease is primarily due to cost savings related to our restructuring plan, a reduction in share-based compensation, mostly due to a $2.1 million reversal of cumulative costs related to PSUs for which the performance target was assessed as not probable to be achieved, as well as a decrease in incentive bonus expense due to lower than expected performance in relation to Adjusted EBITDA targets.

Other selling, general and administrative expenses— Other selling, general and administrative expenses of $47.9 million for the year ended December 31, 2024 increased by $0.2 million, or 0.4%, from $47.7 million for the year ended December 31, 2023.

The increase was primarily the result of:

•$1.4 million - increase in provision for credit losses primarily due to a higher average balance outstanding of receivable balances from sending agents during the year ended December 31, 2024 compared to 2023, and a slight increase in write-offs of receivable balances primarily as a result of sending agents that were not able to pay in accordance with the original terms of their agreements with us and are, accordingly, subject to our normal collection procedures; and
•$0.9 million - increase in advertising related expenses primarily as a result of campaigns to promote our digital channel services.

These increases were partially offset by:

•$1.1 million - decrease in facilities related expenses during the year ended December 31, 2024 primarily related to savings from facility closures as a result of the restructuring of La Nacional during the third quarter of 2023;

Index
•$0.6 million - related to a gain on legal contingency settlement that was recorded in the second quarter of 2024 and collected in July 2024; and
•$0.3 million - related to litigation settlements incurred during 2023.

Restructuring costs — Restructuring costs of $3.1 million for the year ended December 31, 2024 included $2.3 million in severance costs, $0.4 million in fixed assets impairment, and $0.4 million in legal and professional fees primarily related to the restructuring of La Nacional and our foreign operations. Restructuring costs of $1.2 million for the year ended December 31, 2023 included $0.9 million in severance payments and related benefits, $0.3 million in computer equipment write-offs, $38.0 thousand for the early termination of a lease agreement and $31.0 thousand in legal fees related to the restructuring of La Nacional.

Transaction Costs— Transaction Costs of $1.8 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively, consist primarily of financial advisory fees as well as other professional fees and legal fees incurred in connection with business acquisition transactions and strategic alternatives. Transaction costs for the year ended December 31, 2024 primarily related to the Company's evaluation of strategic alternatives, while transaction costs for the year ended December 31, 2023 primarily related to the LAN Holdings acquisition.

Depreciation and amortization— Depreciation and amortization of $13.6 million for the year ended December 31, 2024 increased by $0.7 million from $12.9 million, or 5.4%, for the year ended December 31, 2023. The increase is the result of higher depreciation associated with additional software developed and computer equipment acquired to support our growing business and sending agent network, as well as depreciation related to assets capitalized in connection with the Company’s new headquarters. These increases were partially offset by a decrease of approximately $0.9 million in amortization related to our trade names, developed technology and agent relationships during the year ended December 31, 2024, as these intangibles are being amortized on an accelerated basis, which declines over time.

Non-Operating Expenses
Interest expense— Interest expense was $11.7 million for the year ended December 31, 2024, an increase of $1.3 million, or 12.5%, from $10.4 million for the year ended December 31, 2023. The increase was primarily due to higher market interest rates during the first half of 2024, partially offset by lower rates under our Second A&R Credit Facility during the second half of 2024, as well as higher and more frequent draws under our revolving credit facility to fund our working capital needs during the year ended December 31, 2024. Additionally, the Company recognized a loss on debt extinguishment of $0.3 million associated with the payoff of our term loan facility as a result of entering into the Second A&R Credit Agreement on August 29, 2024.

Income tax provision— Income tax provision was $24.5 million for the year ended December 31, 2024, a decrease of $1.0 million, or 3.9%, from an income tax provision of $25.5 million for the year ended December 31, 2023. The decrease in income tax provision was mainly attributable to a decrease in income before taxes primarily due to the factors discussed above, as well as a decrease in our effective state tax rate for the year ended December 31, 2024, offset by lower deductible share based compensation.

Net Income
We reported net income of $58.8 million for the year ended December 31, 2024 compared to net income of $59.5 million for the year ended December 31, 2023, which resulted in a decrease of $0.7 million due to the same factors discussed above.

Earnings Per Share
Earnings per Share - Basic for the year ended December 31, 2024 was $1.81, representing an increase of $0.14, or 8.4%, compared to $1.67 for the year ended December 31, 2023.

Earnings per Share - Diluted for the year ended December 31, 2024 was $1.79, representing an increase of $0.16, or 9.8%, compared to $1.63 for the year ended December 31, 2023.

The increase in both basic and diluted EPS largely reflect the effect of a reduced share count as a result of the stock repurchases.

Non-GAAP Financial Measures
We use Adjusted Net Income, Adjusted Earnings per Share and Adjusted EBITDA to evaluate our performance, both internally and as compared with our peers, because these measures exclude certain items that may not be indicative of our core operating results, as well as items that can vary widely among companies within our industry. For example, non-cash compensation costs can be subject to volatility

Index
from changes in the market price per share of our common stock or variations in the value and number of shares granted, and amortization of intangible assets is subject to business and asset acquisition activities, which varies from period to period.

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

Adjusted Net Income for the year ended December 31, 2024 was $70.4 million, representing a decrease of $0.6 million, or 0.8%, from Adjusted Net Income of $71.0 million for the year ended December 31, 2023. The decrease in Adjusted Net Income was primarily due to the decrease in net income discussed above partially offset by the slightly higher net effect of the adjusting items detailed in the table below.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted Net Income:

Index

	Year Ended December 31,
(in thousands, except for share data)	2024	2023

Net Income	$58,821	$59,515

Adjusted for:
Share-based compensation (a)	7,043	8,111
Restructuring costs (b)	3,060	1,214
Transaction costs (c)	1,819	445
Legal contingency settlement (d)	(570)	—
Other charges and expenses (e)	1,239	1,850
Amortization of intangibles (f)	3,820	4,740
Income tax benefit related to adjustments (g)	(4,820)	(4,914)
Adjusted Net Income	$70,412	$70,961

Adjusted Earnings per share
Basic	$2.17	$1.99
Diluted	$2.14	$1.95

Weighted-average common shares outstanding
Basic	32,430,755	35,604,582
Diluted	32,850,497	36,429,714

(a)Represents share-based compensation relating to equity awards granted primarily to employees and independent directors of the Company.
(b)Represents primarily severance, write-off of assets and, legal and professional fees related to the execution of restructuring plans.
(c)Represents primarily financial advisory, professional and legal fees related to business acquisition transactions and strategic alternatives.
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
Adjusted Earnings per Share - Basic (previously defined and used as described above) for the year ended December 31, 2024 was $2.17, representing an increase of $0.18, or 9.0%, compared to $1.99 for the year ended December 31, 2023. The increase in Adjusted Earnings per Share - Basic was primarily due to the effect of a lower weighted average common shares total for the year due to stock repurchases combined with the higher net effect of the adjusting items detailed in the table above, partially offset by lower net income for the year.

Adjusted Earnings per Share - Diluted (previously defined and used as described above) for the year ended December 31, 2024 was $2.14, representing an increase of $0.19, or 9.7%, compared to $1.95 for the year ended December 31, 2023. The increase in Adjusted Earnings per Share - Diluted was primarily due to the effect of a lower weighted average common shares total for the year due to stock repurchases combined with the higher net effect of the adjusting items detailed in the table above, partially offset by lower net income for the year.

Index

The following table presents the reconciliation of GAAP Earnings per Share, our closest GAAP measure, to Adjusted Earnings per Share:

	Year Ended December 31,
	2024		2023
	Basic	Diluted	Basic	Diluted
GAAP Earnings per Share	$1.81	$1.79	$1.67	$1.63
Adjusted for:
Share-based compensation	$0.22	$0.21	$0.23	$0.22
Restructuring costs	$0.09	$0.09	$0.03	$0.03
Transaction costs	$0.06	$0.06	$0.01	$0.01
Legal contingency settlement	$(0.02)	$(0.02)	$—	$—
Other charges and expenses	$0.04	$0.04	$0.05	$0.05
Amortization of intangibles	$0.12	$0.12	$0.13	$0.13
Income tax benefit related to adjustments	$(0.15)	$(0.15)	$(0.14)	$(0.13)
Adjusted Earnings per Share	$2.17	$2.14	$1.99	$1.95

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
Adjusted EBITDA for the year ended December 31, 2024 was $121.3 million, representing an increase of $1.3 million, or 1.1%, from $120.0 million for the year ended December 31, 2023. The increase in Adjusted EBITDA was primarily due to the higher net effect of the adjusting items detailed in the table below, partially offset by the decrease in net income discussed above.
The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted EBITDA:

Index

	Year Ended December 31,
(in thousands)	2024	2023

Net Income	$58,821	$59,515

Adjusted for:
Interest expense	11,745	10,426
Income tax provision	24,450	25,549
Depreciation and amortization	13,645	12,866
EBITDA	108,661	108,356
Share-based compensation (a)	7,043	8,111
Restructuring costs (b)	3,060	1,214
Transaction costs (c)	1,819	445
Legal contingency settlement (d)	(570)	—
Other charges and expenses (e)	1,239	1,850
Adjusted EBITDA	$121,252	$119,976
(a)Represents share-based compensation relating to equity awards granted primarily to employees and independent directors of the Company.
(b)Represents primarily severance, write-off of assets, and legal and professional fees related to the execution of restructuring plans.
(c)Represents primarily financial advisory, professional and legal fees related to business acquisition transactions and strategic alternatives.
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

Our principal sources of liquidity are our cash generated by operating activities supplemented with borrowings under our revolving credit facility. Our primary cash needs are for day-to-day operations, to pay interest and principal on our indebtedness, to fund working capital requirements, to make capital expenditures and repurchases of our common stock.

We have funded and still expect to continue funding our liquidity requirements through internally generated funds, supplemented in the ordinary course, with borrowings under our revolving credit facility. We maintain a strong cash and cash equivalents balance position and have access to committed funding sources, which we have used only on an ordinary course basis during the year ended December 31, 2024. Therefore, we believe that our current cash and cash equivalents position, as well as projected cash flows generated from operations, together with borrowings under our revolving credit facility are sufficient to fund the principal and interest payments on our debt, lease expenses, our working capital needs, our business acquisitions and our expected capital expenditures in the short and long terms.

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

Index
As of December 31, 2024 there were $156.6 million of outstanding amounts drawn on the revolving credit facility. There were $368.4 million of additional borrowings available under this facility as of December 31, 2024.

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

The revolving loans may be borrowed, repaid, and reborrowed from time to time in accordance with the terms and conditions of the Second A&R Credit Agreement. Interest is payable quarterly for base rate loans, daily simple SOFR loans, and daily simple SONIA loans, and on the expiration of the applicable interest period for term SOFR loans and EURIBOR loans. The Company also pays an annual commitment fee of up to 0.30% of the actual daily amount by which the maximum availability under the revolving credit facility exceeds the sum of the outstanding amount of revolving credit loans.

The effective interest rates for the year ended December 31, 2024 for the term loan facility and revolving credit facility were 9.02% and 2.51%, respectively.

The Second A&R Credit Agreement also provides the Company with increased flexibility to make certain restricted payments, including the repurchase of its common stock, without limitation so long as the Company’s consolidated leverage ratio, as of the then most recently completed four fiscal quarters, after giving pro forma effect to such restricted payments, is 2.50 to 1.00 or less. In addition, the Company may make restricted payments that do not exceed in the aggregate during any fiscal year the greater of (i) $30.3 million and (ii) 25% of Consolidated EBITDA (as defined in the Second A&R Credit Agreement) for the then most recently completed four fiscal quarters of the Company.

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

Under the Second A&R Credit Agreement, the Company is required to maintain a quarterly minimum interest coverage ratio of 3.00:1.00 and a quarterly maximum consolidated leverage ratio of 3.50 with a step-up to 3.75 in the quarter during which the Company completes a material acquisition, in each case, as computed in accordance with the terms of the Second A&R Credit Agreement. As of December 31, 2024, we were in compliance with these covenants.

Our indebtedness could adversely affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations. See “Risk Factors—Risks Relating to Our Indebtedness—The Company's indebtedness may limit our operating flexibility and could adversely affect our business, financial condition and results of operations” and "Our Second Amended and Restated Credit Agreement contains covenants that may limit our ability to conduct business" included elsewhere in this Annual Report on Form 10-K.

Repurchase Program

On August 18, 2021, the Company’s Board of Directors approved a stock repurchase program (the “Repurchase Program”) that authorizes the Company to purchase up to $40.0 million of its outstanding shares of the Company’s common stock. On March 3, 2023, the Board of Directors approved an increase to the Repurchase Program that authorizes the Company to purchase an additional $100.0 million of its outstanding shares. On August 26, 2024, the Board of Directors approved a second increase to the Repurchase Program that authorizes the Company to purchase an additional $63.8 million of its outstanding shares. Under the Repurchase Program, the Company is authorized to repurchase shares from time to time in accordance with applicable laws, both on the open market and in privately negotiated transactions and may include the use of derivative contracts or structured share repurchase agreements. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of the Company’s common stock and the nature of other investment opportunities. The Repurchase Program may be limited, suspended or discontinued at any time without prior notice. The Repurchase Program does not have an expiration date. The Second A&R Credit Agreement permits the Company to make restricted payments (including share repurchases, among others) under a variety of tests as described above, including, without limitation, so long as the Consolidated Leverage Ratio (as defined in the Second A&R Credit Agreement), as of the then most recently completed four fiscal quarters of the Company, after giving pro forma effect to such restricted payments, is 2.50:1.00 or less.

The Company accounts for purchases of treasury stock under the cost method. Any direct costs incurred to acquire treasury stock are considered stock issue costs and added to the cost of the treasury stock. During the year ended December 31, 2024, including the shares

Index
purchased in the privately-negotiated transaction described below, the Company purchased 3,765,320 shares for an aggregate purchase price of $75.1 million. During the year ended December 31, 2023, the Company purchased 3,027,768 shares for an aggregate purchase price of $66.3 million. As of December 31, 2024, there was $63.2 million remaining available for future share repurchases under the Repurchase Program.

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

Operating Leases

We are party to operating leases for office space, warehouses and Company-operated store locations, which we use as part of our day-to-day operations. Operating lease expenses were $7.0 million for the year ended December 31, 2024. We have not entered into finance lease commitments. For additional information on operating lease obligations, refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 8, “Leases”.

Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Statement of Cash Flows Data:
Net cash provided by operating activities	$53,085	$143,525	$15,174
Net cash used in investing activities	(43,946)	(18,280)	(12,529)
Net cash (used in) provided by financing activities	(114,204)	(37,120)	14,058
Effect of exchange rate changes on cash and cash equivalents	(3,635)	1,585	316
Net (decrease) increase in cash and cash equivalents	(108,700)	89,710	17,019
Cash and cash equivalents, beginning of the year	$239,203	$149,493	$132,474
Cash and cash equivalents, end of the year	$130,503	$239,203	$149,493
Operating Activities
Net cash provided by operating activities was $53.1 million for the year ended December 31, 2024, a decrease of $90.4 million from net cash provided by operating activities of $143.5 million for the year ended December 31, 2023. The decrease is primarily a result of $93.1 million related to changes in working capital, which varies due to timing of remittance of consumer funds by sending agents, transmittal orders and payments, as well as prefunding of payers primarily for weekends, and additional cash generated by our operating results for the year ended December 31, 2024.
Investing Activities
Net cash used in investing activities was $43.9 million for the year ended December 31, 2024, an increase of $25.6 million from $18.3 million for the year ended December 31, 2023. This increase in cash used was primarily due to the acquisitions of the Amigo Paisano brands and a money remittance Company in the United Kingdom through cash transactions, which resulted in $13.2 million of cash used, net of cash acquired. In addition, this increase in cash used was driven by the capitalization of leasehold improvements, furniture and equipment related to the Company's move to the new U.S. headquarters in February 2024 of approximately $10.0 million, an investment in software development and equipment to support our sending agent network and continued improvement of our proprietary software.
Financing Activities
Net cash used in financing activities was $114.2 million for the year ended December 31, 2024, which primarily consisted of $42.6 million of net borrowings under the revolving credit facility, $75.5 million in scheduled quarterly pay-downs for the first half of the year and final payoff of the term loan facility, $75.1 million used for repurchases of common stock, $3.1 million in debt origination costs

Index
related to the Second A&R Credit Agreement and $2.5 million of payments for stock-based awards for shares withheld for tax payments in connection with share-based compensation arrangements.
Net cash provided by financing activities was $37.1 million for the year ended December 31, 2023, which primarily consisted of $5.5 million in scheduled quarterly payments due on the term loan facility, $66.3 million of repurchases of common stock and $3.9 million of net payments for shares withheld for tax payments in connection with share-based compensation arrangements, offset by $38.0 million of borrowings, net under the revolving credit facility that varies primarily due to timing of prefunding of paying agents primarily for weekends and $1.3 million in proceeds from issuance of stock as a result of the exercise of options.

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

Allowance for Credit Losses
Accounts receivable and agent advances receivable are recorded at their net realizable value, which is net of an allowance for credit losses. Accounts receivable are recorded upon initiation of the wire transfer and are typically due to the Company within five days. The Company maintains an allowance for credit losses for estimated losses resulting from the inability of its sending agents or digital partners to make required payments.

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

Recent Accounting Pronouncements
Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 2, “Summary of Significant Accounting Policies”, for further discussion on recent accounting pronouncements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
We manage foreign currency risk through the structure of the business and an active risk management process. One of the methods to settle with our payers in Latin America is entering into foreign exchange tom and spot transactions with local and foreign currency providers (“counterparties”). The foreign currency exposure on our foreign exchange tom and spot transactions is limited by the fact that all transactions are settled within two business days from trade date. Foreign currency fluctuations, however, may negatively affect our average exchange gain per transaction. The Company had open tom and spot foreign exchange contracts for Mexican pesos and Guatemalan quetzales amounting to approximately $12.7 million and $56.9 million at December 31, 2024 and 2023, respectively.

In addition, included in wire transfers and money orders payable, net in our consolidated balance sheets as of December 31, 2024 and 2023, there are $23.0 million and $40.7 million, respectively, of wire transfers payable denominated in foreign currencies, primarily in Mexican pesos and Guatemalan quetzales.

Also, included in prepaid wires, net in our consolidated balance sheets as of December 31, 2024 and 2023, there are $29.8 million and $17.8 million, respectively, of prepaid wires denominated in foreign currencies, primarily in Mexican pesos and Guatemalan quetzales.

We are also exposed to changes in currency rates as a result of our investments in foreign operations and revenues generated in currencies other than the U.S. dollar. Revenues and profits generated by international operations will increase or decrease because of changes in foreign currency exchange rates. This foreign currency risk is related primarily to our operations in our foreign subsidiaries. Revenues from our foreign subsidiaries represents approximately 3% of our consolidated revenues for the year ended December 31, 2024. Therefore, a 10% increase or decrease in these currency rates against the U.S. Dollar would result in a de minimis change to our overall operating results.

The spot and average exchange rates for the currencies used by our subsidiaries to U.S. dollar are as follows:

Index

	2024		2023		2022
	Spot(1)	Average(2)	Spot(1)	Average(2)	Spot(1)	Average(2)
U.S. dollar/Mexico peso	20.75	18.30	16.89	17.72	19.40	20.09
U.S. dollar/Guatemala quetzal	7.68	7.74	7.81	7.82	7.85	7.73
U.S. dollar/Canadian dollar	1.44	1.37	1.32	1.35	1.36	1.30
U.S. dollar/Dominican peso(3)	61.10	59.43	58.04	55.76	—	—
U.S. dollar/Euro(3)	0.96	0.92	0.91	0.92	—	—
U.S. dollar/British Pound Sterling(4)	0.80	0.77	—	—	—	—

(1)Spot exchange rates are as of December 31, 2024, 2023 and 2022.
(2)Average exchange rates are for the years ended December 31, 2024, 2023 and 2022.
(3)We commenced operations in the Dominican Republic and Europe in connection with the acquisition of LAN Holdings, Corp. in April 2023 and, therefore, no information is provided prior to 2023.
(4)We commenced operations in the United Kingdom in connection with an acquisition of a money service entity in July 2024 and, therefore, no information is provided prior to 2024.

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

During the year ended December 31, 2024, the Federal Reserve lowered the fed funds rate from 5.50% to 4.50% to ease monetary policy and support economic stability. As a consequence, other benchmark interest rates such as SOFR started to decrease during the second half of the year as well. The Company expects that the Federal Reserve will continue to monitor inflation and other economic indicators to assess if additional interest rate decreases in 2025 are warranted. As of December 31, 2024, we had $156.6 million in outstanding borrowings under the revolving credit facility. A hypothetical 1% increase or decrease in the interest rate on our indebtedness as of December 31, 2024 would have increased or decreased cash interest expense on our revolving credit facility by approximately $1.6 million per annum, respectively.

Credit Risk
We maintain certain cash balances in various U.S. banks, which at times, may exceed federally insured limits. We have not incurred any losses on these accounts. In addition, we maintain cash in various bank accounts in Mexico, Guatemala, Canada, the Dominican Republic, Spain, the United Kingdom, Germany and Italy and short-term investment accounts in Mexico, which may not be fully insured. During the year ended December 31, 2024, we did not incur any losses on these uninsured accounts. To manage our exposure to credit risk with respect to cash balances and other credit risk exposure resulting from our relationships with banks and financial institutions, we regularly review cash concentrations, and we attempt to diversify our cash balances among global financial institutions.

We are also exposed to credit risk primarily related to receivable balances from sending agents and digital partners. We perform a credit review before each agent signing and conduct ongoing analyses of sending agents and certain other parties we transact with directly. As of December 31, 2024, we also had $4.6 million outstanding of agent advances receivable from sending agents. Most of the agent advances receivable are collateralized by personal guarantees from the sending agents and by assets from their businesses.

Our provision for credit losses was approximately $6.4 million for the year ended December 31, 2024 (1.0% of total revenues), $5.0 million for the year ended December 31, 2023 (0.8% of total revenues) and $2.6 million for the year ended December 31, 2022 (0.5% of total revenues). The increase in our provision for credit losses in the year ended December 31, 2024 is primarily due to higher outstanding balances of accounts receivable primarily related to the acquisition of La Nacional and LAN Holdings and higher volume growth processed by our sending agents.

Index
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INTERNATIONAL MONEY EXPRESS, INC.

Index
Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
International Money Express, Inc.
Miami, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of International Money Express, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

The primary procedures we performed to address this critical audit matter included:

•Involving IT auditors in the performance of the following procedures:
~~◦~~Identifying the relevant systems used to calculate, transmit and record revenue from wire transfer fees and net foreign exchange gain.
~~◦~~Testing the IT general controls over the relevant systems, including testing user access controls, change management controls, and IT operations controls.
~~◦~~Testing the relevant automated application controls, including system interfaces.
~~•~~Performing substantive analytical procedures over revenue from wire transfer fees and net foreign exchange gain, including testing the underlying information from the IT systems.
~~•~~Testing a sample of individual wire transfer fee revenue transactions by comparing amounts recognized by the Company to relevant contracts and related transaction support.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2017.

Miami, Florida
February 27, 2025

INTERNATIONAL MONEY EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$130,503	$239,203
Accounts receivable, net of allowance of $3,546 and $2,610, respectively	107,077	155,237
Prepaid wires, net	49,205	28,366
Prepaid expenses and other current assets	10,998	10,068
Total current assets	297,783	432,874

Property and equipment, net	50,354	31,656
Goodwill	55,195	53,986
Intangible assets, net	26,847	18,143
Other assets	32,198	40,153
Total assets	$462,377	$576,812

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net	$—	$7,163
Accounts payable	19,520	36,507
Wire transfers and money orders payable, net	85,044	125,042
Accrued and other liabilities	47,434	54,661
Total current liabilities	151,998	223,373
Long-term liabilities:
Debt, net	156,623	181,073
Lease liabilities, net	18,582	22,670
Deferred tax liability, net	250	659
Total long-term liabilities	175,455	204,402

Commitments and contingencies, see Note 19

Stockholders’ equity:
Preferred stock $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock $0.0001 par value; 200,000,000 shares authorized, 40,164,056 and 39,673,271 shares issued and 30,548,702 and 33,823,237 shares outstanding as of December 31, 2024 and 2023, respectively	4	4
Additional paid-in capital	79,592	75,686
Retained earnings	257,470	198,649
Accumulated other comprehensive (loss) income	(1,446)	262
Treasury stock, at cost; 9,615,354 and 5,850,034 shares as of December 31, 2024 and 2023, respectively	(200,696)	(125,564)
Total stockholders’ equity	134,924	149,037
Total liabilities and stockholders’ equity	$462,377	$576,812

The accompanying notes are an integral part of these consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(in thousands, except for share data)

	Year Ended December 31,
	2024	2023	2022

Revenues:
Wire transfer and money order fees, net	$554,801	$561,540	$469,162
Foreign exchange gain, net	88,944	87,908	72,920
Other income	14,904	9,287	4,723
Total revenues	658,649	658,735	546,805

Operating expenses:
Service charges from agents and banks	428,968	430,865	364,804
Salaries and benefits	68,247	70,203	52,224
Other selling, general and administrative expenses	47,894	47,652	34,394
Restructuring costs	3,060	1,214	—
Transaction costs	1,819	445	3,005
Depreciation and amortization	13,645	12,866	9,470
Total operating expenses	563,633	563,245	463,897

Operating income	95,016	95,490	82,908

Interest expense	11,745	10,426	5,629

Income before income taxes	83,271	85,064	77,279

Income tax provision	24,450	25,549	19,948

Net income	58,821	59,515	57,331

Other comprehensive (loss) income	(1,708)	404	(66)

Comprehensive income	$57,113	$59,919	$57,265

Earnings per common share:
Basic	$1.81	$1.67	$1.52
Diluted	$1.79	$1.63	$1.48

Weighted-average common shares outstanding:
Basic	32,430,755	35,604,582	37,733,047
Diluted	32,850,497	36,429,714	38,625,390

The accompanying notes are an integral part of these consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except for share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance, December 31, 2021	38,820,222	$4	(341,522)	$(5,566)	$66,875	$81,803	$(76)	$143,040
Net income	—	—	—	—	—	57,331	—	57,331
Issuance of common stock:
Exercise of stock options, net of shares withheld for taxes	476,304	—	—	—	(3,388)	—	—	(3,388)
Other stock awards, net of shares withheld for taxes	153,266	—	—	—	(395)	—	—	(395)
Fully vested shares	3,444	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	7,118	—	—	7,118
Adjustment from foreign currency translation, net	—	—	—	—	—	—	(66)	(66)
Acquisition of treasury stock, at cost	—	—	(2,480,744)	(53,734)	—	—	—	(53,734)
Balance, December 31, 2022	39,453,236	$4	(2,822,266)	$(59,300)	$70,210	$139,134	$(142)	$149,906
Net income	—	—	—	—	—	59,515	—	59,515
Issuance of common stock:
Exercise of stock options, net of shares withheld for taxes	111,125	—	—	—	1,298	—	—	1,298
Other stock awards, net of shares withheld for taxes	105,293	—	—	—	(3,933)	—	—	(3,933)
Fully vested shares	3,617	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	8,111	—	—	8,111
Adjustment from foreign currency translation, net	—	—	—	—	—	—	404	404
Acquisition of treasury stock, at cost	—	—	(3,027,768)	(66,264)	—	—	—	(66,264)
Balance, December 31, 2023	39,673,271	$4	(5,850,034)	$(125,564)	$75,686	$198,649	$262	$149,037
Net income	—	—	—	—	—	58,821	—	58,821
Issuance of common stock:
Exercise of stock options, net of shares withheld for taxes	165,154	—	—	—	(669)	—	—	(669)
Other stock awards, net of shares withheld for taxes	323,828	—	—	—	(2,468)	—	—	(2,468)
Fully vested shares	1,803	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	7,043	—	—	7,043
Adjustment from foreign currency translation, net	—	—	—	—	—	—	(1,708)	(1,708)
Acquisition of treasury stock, at cost	—	—	(3,765,320)	(75,132)	—	—	—	(75,132)
Balance, December 31, 2024	40,164,056	$4	(9,615,354)	$(200,696)	$79,592	$257,470	$(1,446)	$134,924

The accompanying notes are an integral part of these consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$58,821	$59,515	$57,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,645	12,866	9,470
Share-based compensation	7,043	8,111	7,118
Provision for credit losses	6,411	4,997	2,572
Fair value of contingent consideration	—	(763)	—
Debt origination costs amortization	1,416	1,130	998
Deferred income tax benefit, net	(448)	(2,623)	(503)
Non-cash lease expense	7,028	7,848	3,105
Loss on disposal of property and equipment	1,592	1,785	788
Total adjustments	36,687	33,351	23,548
Changes in operating assets and liabilities:
Accounts receivable, net	41,598	(29,243)	(48,628)
Prepaid wires, net	(24,457)	68,366	(32,444)
Prepaid expenses and other assets	5,693	(6,852)	(3,919)
Lease Liabilities	(5,852)	(6,235)	594
Wire transfers and money orders payable, net	(36,280)	3,987	19,734
Accounts payable and accrued and other liabilities	(23,125)	20,636	(1,042)
Net cash provided by operating activities	53,085	143,525	15,174

Cash flows from investing activities:
Cash used in business acquisitions, net of cash and cash equivalents acquired	(1,249)	(5,477)	(131)
Cash used in asset acquisitions	(12,000)	—	—
Purchases of property and equipment	(29,997)	(12,803)	(12,173)
Acquisition of agent locations	(700)	—	(225)
Net cash used in investing activities	(43,946)	(18,280)	(12,529)

Cash flows from financing activities:
Repayments of term loan facility	(75,469)	(5,469)	(4,375)
Borrowings under revolving credit facility	3,019,200	38,000	76,000
Repayments under revolving credit facility	(2,976,600)	—	—
Debt origination costs	(3,066)	(751)	(50)
(Payments) proceeds from exercise of options	(669)	1,298	1,660
Payments for stock-based awards	(2,468)	(3,934)	(5,443)
Repurchases of common stock	(75,132)	(66,264)	(53,734)
Net cash (used in) provided by financing activities	(114,204)	(37,120)	14,058

Effect of exchange rate changes on cash and cash equivalents	(3,635)	1,585	316

Net (decrease) increase in cash and cash equivalents	(108,700)	89,710	17,019

Cash and cash equivalents, beginning of the year	239,203	149,493	132,474

Cash and cash equivalents, end of the year	$130,503	$239,203	$149,493

The accompanying notes are an integral part of these consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,430	$9,180	$4,625
Cash paid for income taxes	$24,591	$21,503	$24,265

Supplemental disclosure of non-cash investing activities:
Liabilities arising from obtaining right-of-use assets	$2,413	$6,034	$23,013
Right-of-use asset adjustments due to lease modifications	$—	$—	$1,124
Contingent consideration liability	$—	$600	$1,321
Settlement of preexisting receivable balance from LAN Holdings against the consideration transferred	$—	$2,534	$—

Supplemental disclosure of non-cash financing activities:
Issuance of common stock for cashless exercise of options	$4,359	$—	$9,175

The accompanying notes are an integral part of these consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – BASIS OF PRESENTATION AND BUSINESS
International Money Express, Inc. (the “Company” or “us” or “we”) operates as a money transmitter between the United States of America (“United States” or “U.S.”), Canada, Spain, Italy, the United Kingdom and Germany primarily to Mexico, Guatemala and other countries in Latin America, Europe, Africa and Asia through a network of authorized agents located in various unaffiliated retail establishments and 117 Company-operated stores throughout those jurisdictions.

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
Concentrations
The Company maintains certain of its cash balances in various U.S. banks, which at times, may exceed federally insured limits. The Company has not incurred any losses on these accounts. In addition, the Company maintains various bank accounts in Mexico, Guatemala, Canada, the Dominican Republic, Spain, Italy, Germany and the United Kingdom, which may not be fully insured. During the year ended December 31, 2024, the Company has not incurred any losses on these uninsured foreign bank accounts; however, the Company maintains a $3.8 million reserve on the balance of deposits held as a result of the closure of a financial institution in Mexico in 2021 (see Note 6).

Index
Management believes it is not exposed to any significant credit risk regarding these accounts as it performs periodic reviews of the creditworthiness of the financial institutions the Company uses. Cash and cash equivalents balances were as follows (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents in U.S. dollars in U.S. banks	$117,295	$219,907
Cash and cash equivalents in foreign banks and foreign currency	10,819	14,221
Cash on hand	2,389	5,075
	$130,503	$239,203
A substantial portion of our paying agents are concentrated in a few large banks and financial institutions and large retail chains. Our largest paying agent by volume accounted for approximately 25% of the Company’s total remittance volume for both of the years ended December 31, 2024 and 2023, respectively, primarily from the U.S. to Mexico.

Revenue Recognition
Revenues for wire transfer and money order fees are recognized at the time the transaction is processed. The Company acts as the principal for these transactions as the Company controls the service at all times prior to transferring the funds to the beneficiary, is primarily responsible for fulfilling the customer contracts, has the risk of loss and has the ability to establish transaction prices. Therefore, these fees are recognized on a gross basis equal to the full amount of the fee charged to the customer. These fees also vary by transaction primarily depending upon, the principal amount sent, the send and receive locations, as well as the respective currencies of the send and receive locations. Foreign exchange gain, net, which represents the difference between the exchange rate set by the Company and the rate realized, is initially recognized when the customer's wire transfer transaction is processed and the purchase of foreign currency is completed. Other income primarily represents revenues for technology services provided to the independent network of agents who utilize the Company’s technology in processing transactions paid by credit or debit card, check cashing services and maintenance fees, for which revenue is derived by a fee per transaction that is recognized when the transactions is processed. In addition, we generate revenue from our wire as a service relationships with digital partners where we receive a fee for facilitating money transfers processed through our proprietary software systems, using our money transmitter licenses and payer network relationships, which are recognized at the time the transaction is processed. The Company acts as the agent for these transactions.

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

Index
Accounts Receivable and Allowance for Credit Losses
Accounts receivable and agent advances receivable are recorded at their net realizable value, which is net of an allowance for credit losses. Accounts receivable are recorded upon initiation of the wire transfer and are typically due to the Company within five days. The Company maintains an allowance for credit losses for estimated losses resulting from the inability of its sending agents or digital partners to make required payments.
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
Receivable balances from sending agents and digital partners are usually due to the Company within five days from the invoice date. Any balances not collected after that time are considered past due.
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
Leases
The Company is a party to leases for office space, warehouses and Company-operated store locations. The Company determines if a contract contains a lease arrangement at the inception of the contract. For leases in which the Company is the lessee, leases are classified as either finance or operating, with classification affecting the pattern of expense recognition. At commencement date, lease right-of-use (“ROUs”) assets consist of the amount of the initial measurement of the lease liability, any lease payments made to the lessor at or before the commencement date, minus any lease incentive received, and any initial direct costs. If a lease does not provide a discount rate and the rate cannot be readily determined, an incremental borrowing rate is used to determine the present value of future lease payments. Lease and variable non-lease components within the Company’s lease agreements are not accounted for separately. Certain leases contain escalation provisions and/or renewal options, which give the Company the option to extend the lease. However, due to uncertainty surrounding the likelihood of lease renewal these options are not reflected in the calculation of the ROU asset and operating lease liability for a significant portion of our leases.

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
Debt Origination Costs
The Company incurred debt origination costs related to the Second A&R Credit Agreement (as defined herein), consisting of a revolving credit facility, and amortizes these costs over the life of the related debt using the straight-line method. The unamortized portion of debt origination costs related to deferred up-front commitment fees paid directly to the lender related to the revolving credit facility are recorded within other assets in the consolidated balance sheets. Amortization of debt origination costs is included as a component of interest expense in the consolidated statements of income and comprehensive income.
Advertising Costs
Advertising costs are included in other selling, general and administrative expenses in the consolidated statements of income and comprehensive income and are expensed as incurred. The Company incurred advertising costs of approximately $1.2 million, $0.3 million and $1.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Income Taxes
The Company is subject to U.S. federal and various state income and other taxes and our foreign subsidiaries are subject to taxation by local tax authorities. The Company accounts for income taxes in accordance with GAAP which requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to the amount which we believe we are more likely than not to be able to utilize.

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
Gains or losses from foreign currency transactions amounted to approximately a gain of $0.1 million, a gain of $0.2 million and a loss of $15.5 thousand for the years ended December 31, 2024, 2023 and 2022, respectively, and are included in other selling, general and administrative expenses in the consolidated statements of income and comprehensive income.
We manage foreign currency risk through the structure of the business and an active risk management process. We currently settle with our payers in Latin America primarily by entering into foreign exchange tom and spot transactions with local and foreign currency providers (“counterparties”). There are no collateral posting requirements for these transactions.

The foreign exchange tom and spot transactions are derivatives that are carried at fair value in Prepaid expenses and other current assets or Accrued and other liabilities on the Consolidated Balance Sheets. The foreign currency exposure on our foreign exchange tom and spot transactions is limited by the fact that all transactions are settled within two business days from trade date. Foreign currency fluctuations, however, may negatively affect our average exchange gain per transaction. Changes in fair value are recognized in Foreign exchange gain, net on the Consolidated Statements of Income and Comprehensive Income. We do not elect hedge accounting, but rather use these derivatives for economic hedging purposes. The Company had open tom and spot foreign exchange contracts for Mexico and Guatemala with a notional amount of approximately $12.7 million and $56.9 million at December 31, 2024 and 2023, respectively. Unrealized gain, net on these open contracts were not material at December 31, 2024 and 2023.

In addition, included in wire transfers and money orders payable, net in our consolidated balance sheets as of December 31, 2024 and 2023, there are $23.0 million and $40.7 million, respectively, of wire transfers payable denominated in foreign currencies, primarily in Mexican pesos and Guatemalan quetzales.
Also, included in prepaid wires, net in our consolidated balance sheets as of December 31, 2024 and 2023, there are $29.8 million and $17.8 million, respectively, of prepaid wires denominated in foreign currencies, primarily in Mexican pesos and Guatemalan quetzales.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and the net foreign currency translation adjustment and is presented in the consolidated statements of income and comprehensive income.
Share-Based Compensation
The Company accounts for its share-based compensation expense related to equity awards granted to employees, independent directors and service providers based on estimated fair values on the date of grant. We have elected to account for forfeitures as they occur. The Company may use either authorized and unissued shares or treasury shares to meet share issuance requirements. See Note 14 for further discussion related to the Company’s share-based compensation plans.
Segments
The Company’s business is organized around one reportable segment that provides money transmittal services between the U.S., Canada and certain countries in Europe to Mexico, Guatemala and other countries in Latin America, Europe, Africa and Asia through a network of authorized agents located in various unaffiliated retail establishments and 117 Company-operated stores throughout the U.S., Canada, Spain, Italy, Germany and the United Kingdom, as well as digitally through the Internet via our websites and mobile device applications. This is based on the objectives of the business and how our chief operating decision maker, the CEO and President, monitors operating performance and allocates resources.

Index
Reclassifications
Certain prior year amounts have been reclassified to conform with current year presentation. These changes did not have any effect on net income, stockholders’ equity or cash flows.
Accounting Pronouncements
The FASB issued guidance, ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (CODM). The guidance does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard was effective for the Company for the fiscal year ended December 31, 2024. The amendments in this ASU were applied retrospectively to all prior periods presented in the consolidated financial statements. As a result of the adoption of this guidance, the Company was required to disclose its significant single reportable segment expenses and the amount and composition of other single reportable segment items, which are discussed in more detail in Note 18.

The FASB issued guidance, ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. This guidance requires a public entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For the Company, the new standard is effective for annual periods beginning after December 15, 2024. An entity may apply the amendments in this guidance prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the previously required disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. The adoption of this guidance is not expected to have a material effect on the consolidated financial statements.

The FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires more detailed disclosures about specified categories of expenses (including purchases of inventory, employee compensation, intangible asset amortization, and depreciation) included in certain expense captions presented on the face of the statement of income. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim reporting periods within fiscal years beginning one year later. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements.

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

The following table summarizes the fair values of consideration transferred and identifiable net assets acquired in the acquisition on July 2, 2024, the measurement period adjustments through the period ended December 31, 2024 and the fair values of consideration transferred and identifiable net assets acquired as of December 31, 2024.

Index

	July 2, 2024 (As initially reported)	Measurement Period Adjustments	December 31, 2024 (As Adjusted)
Assets acquired:
Cash and cash equivalents	$184	$—	$184
Accounts receivable	26	—	26
Prepaid expenses and other current assets	2	—	2
Property and Equipment	82	—	82
Other assets	105	—	105
Total identifiable assets acquired	$399	$—	$399

Liabilities assumed:
Accounts payable	$(35)	$—	$(35)
Accrued and other liabilities	(29)	—	(29)
Lease liabilities	(81)	—	(81)
Deferred tax liability	(31)	—	(31)
Total liabilities assumed	$(176)	$—	$(176)

Net identifiable assets acquired	223	—	223
Consideration transferred	1,432	—	1,432
Goodwill	$1,209	$—	$1,209

The goodwill balance for this acquisition represents the estimated values of the Company’s assembled workforce and synergies expected to be achieved from the combined operations of the acquired entity and the Company. Goodwill resulting from this acquisition is not deductible for tax purposes.

The acquired entity's results of operations have been included in the Company's results of operations from the date of its acquisition. The Company’s consolidated statement of income and comprehensive income includes $178.2 thousand and $174.9 thousand of revenue and net loss for the year ended December 31, 2024, respectively, from the acquired entity.

Restructuring costs

During the year 2024, the Company executed a restructuring plan primarily related to certain of its foreign operations and La Nacional. These restructuring costs are part of the Company's plan, for which the objectives are to reorganize the workforce, streamline operational processes, integrate technology functionality, as well as to develop efficiencies within the Company. For the year ended December 31, 2024, the Company incurred approximately $3.1 million in expenses for a reduction of workforce in certain locations, closing of certain facilities, discontinuing technology and disposal of obsolete assets. These expenses include approximately $2.3 million in severance payments and related benefits, $0.4 million in software and software development costs write-offs and $0.4 million in legal and professional fees, which are included in restructuring costs in the consolidated statement of income and comprehensive income.
The following table presents the changes in our liability balance related to restructuring costs for the year ended December 31, 2024 (in thousands):

	Year Ended December 31, 2024
	Severance costs	Legal and professional fees
Beginning balance	$—	$—
Charges incurred	2,254	376
Payments	(1,954)	(360)
Ending balance	$300	$16
For the year ended December 31, 2023, the Company incurred $1.2 million in expenses related to a restructuring plan for La Nacional. These expenses include approximately $0.9 million in severance payments and related benefits included in salaries and benefits in the consolidated statement of income and comprehensive income, $0.3 million in computer equipment write-offs, $38 thousand for the early

Index
termination of a lease agreement and $31 thousand in legal fees related to the surrender of money transmitter licenses of La Nacional, which are included in other selling, general and administrative expenses in the consolidated statement of income and comprehensive income.
Transaction Costs

Transaction costs include all internal and external costs directly related to acquisition activities and the Company's evaluation of strategic alternatives, consisting primarily of legal, consulting, accounting and financial advisory fees. Transaction costs for the years ended December 31, 2024, 2023, and 2022 amounted to $1.8 million, $0.4 million and $3.0 million, respectively.

NOTE 4 – REVENUE
The Company recognized in revenues from contracts with customers, sending agents and others for the years ended December 31, 2024, 2023 and 2022, the following (in thousands):

	December 31,
	2024	2023	2022
Wire transfer and money order fees	$557,697	$564,337	$471,190
Discounts and promotions	(2,896)	(2,797)	(2,028)
Wire transfer and money order fees, net	554,801	561,540	469,162
Foreign exchange gain, net	88,944	87,908	72,920
Other income	14,904	9,287	4,723
Total revenues	$658,649	$658,735	$546,805

There are no significant initial costs incurred to obtain contracts with customers, although the Company has a loyalty program under which customers earn one point for each wire transfer completed. Points can be redeemed for a discounted wire transaction fee or a foreign exchange rate that is more favorable to the customer. The customer benefits vary by country, and the earned points expire if the customer has not initiated and completed an eligible wire transfer transaction within the immediately preceding 90-day period under the revised terms and conditions of the loyalty program, which were effective starting on September 26, 2024. Prior to the modification, points expired if an eligible wire transfer transaction was not initiated within the immediately preceding 180-day period. In addition, earned points will expire 30 days after the end of the program. Because the loyalty program benefits represent a future performance obligation, a portion of the initial consideration is recorded as deferred revenue loyalty program (see Note 11) and a corresponding loyalty program expense is recorded as contra revenue. Revenue from this performance obligation is recognized upon customers redeeming points or upon expiration of any points outstanding. Effective February 1, 2025, the loyalty program was terminated. Under the termination conditions, customers will be able to redeem their points through July 31, 2025. Any points not redeemed until that date, will expire automatically.
Except for the loyalty program discussed above, our revenues include only one performance obligation, which is to collect the customer’s money and make funds available for payment, generally on the same day, to a designated recipient in the currency requested.

Wire transfers and money order fees include money order fees of $2.2 million, $2.2 million and $1.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

NOTE 5 – ACCOUNTS RECEIVABLE AND AGENT ADVANCES RECEIVABLE, NET OF ALLOWANCE

Accounts Receivable

Accounts receivable represents primarily outstanding balances from sending agents for pending wire transfers or money orders from our customers. The outstanding balance of accounts receivable, net of allowance for credit losses, consists of the following (in thousands):

	December 31,
	2024	2023
Accounts receivable	$110,623	$157,847
Allowance for credit losses	(3,546)	(2,610)
Accounts receivable, net	$107,077	$155,237

Agent Advances Receivable

Index

The Company had agent advances receivable, net of allowance for credit losses, from sending agents as follows (in thousands):

	December 31,
	2024	2023
Agent advances receivable, current	$2,260	$1,596
Allowance for credit losses	(173)	(82)
Net current	$2,087	$1,514

Agent advances receivable, long-term	$2,315	$2,999
Allowance for credit losses	(117)	(102)
Net long-term	$2,198	$2,897

The net current portion of agent advances receivable is included in prepaid expenses and other current assets (see Note 6), and the net long-term portion is included in other assets in the consolidated balance sheets. At December 31, 2024 and 2023, there were $4.6 million and $4.6 million, respectively, of agent advances receivable collateralized by personal guarantees from the sending agents and assets from their businesses in case of a default by the agent.

The maturities of agent advances receivable at December 31, 2024 are as follows (in thousands):

Outstanding Balance
Under 1 year	$2,260
Between 1 and 2 years	2,106
Between 2 and 3 years	209
Total	$4,575

Allowance for Credit Losses

The changes in the allowance for credit losses related to accounts receivable and agent advances receivable are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$2,794	$2,648	$2,249
Provision	6,411	4,997	2,572
Charge-offs	(6,248)	(5,852)	(2,982)
Recoveries	1,174	987	809
Other	(295)	14	—
Ending Balance	$3,836	$2,794	$2,648

The allowance for credit losses allocated by financial instrument category is as follows (in thousands):

	December 31,
	2024	2023	2022
Accounts receivable	$3,546	$2,610	$2,555
Agent advances receivable	290	184	93
Allowance for credit losses	$3,836	$2,794	$2,648

Index
NOTE 6 – PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2024	2023
Prepaid insurance	$1,097	$1,205
Prepaid fees and services	2,823	2,299
Agent incentives advances	2,494	1,692
Agent advances receivable, net of allowance	2,087	1,514
Prepaid marketing	502	—
Prepaid income taxes	119	747
Tenant allowance	—	1,621
Prepaid expenses and other current assets	1,876	990
	$10,998	$10,068

Other assets consisted of the following (in thousands):

	December 31,
	2024	2023
Revolving credit facility origination fees	$4,576	$1,692
Agent incentives advances	3,702	3,372
Agent advances receivable, net of allowance	2,198	2,897
Right-of-use assets, net	18,511	22,100
Funds held by seized banking entities, net of allowance	1,539	1,890
Fixed assets in process	—	6,358
Other assets	1,672	1,844
	$32,198	$40,153

As of December 31, 2023, fixed assets in process included approximately $6.1 million in capital expenditures related to lease hold improvements and other assets in connection with our new headquarters (see Note 8).

Prior to 2022, local banking regulators in Mexico resolved to close and liquidate a local financial institution, citing a lack of compliance with minimum capital requirements. The Company has approximately $5.3 million of exposure from deposits it held with this bank when it was closed. In accordance with the banking regulations in Mexico, large depositors such as the Company will be paid once the assets of the financial institution are liquidated. Currently, it is difficult to predict the length of the liquidation process or if the proceeds from the asset liquidation will be sufficient to recover a portion or all of its funds on deposit. The Company maintains a valuation allowance of approximately $3.8 million as of December 31, 2024, in connection with the balance of deposits held by the financial institution as a result of its closure, which has not materially changed since 2022.

Index
NOTE 7 – PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	December 31,		Estimated Useful Life (in years)
	2024	2023
Land	$36	$36
Building	658	663	30
Computer equipment	43,055	38,193	3 to 5
Computer software	31,451	19,452	3 to 5
Office improvements	14,349	5,887	2 to 10
Furniture and fixtures	4,373	3,508	7
	93,922	67,739
Less accumulated depreciation	(43,568)	(36,083)
	$50,354	$31,656

Depreciation expense included in depreciation and amortization expense in the consolidated statements of income and comprehensive income was approximately $9.6 million, $8.0 million and $5.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Repairs and maintenance expenses included in other selling, general and administrative expenses in the consolidated statements of income and comprehensive income were approximately $6.1 million, $5.4 million and $3.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

NOTE 8 – LEASES
To conduct certain of our operations, the Company is a party to leases for office space, warehouses and Company-operated store locations. In December 2022, the Company entered into a lease agreement, which expires in 2033, for its new headquarters to accommodate its growing workforce. The new lease agreement provides for the Company to receive a tenant allowance amounting to approximately $3.8 million through the construction period, all of which has been disbursed through December 31, 2024. Also, the Company commenced making monthly lease payments on November 1, 2024.

The presentation of right-of-use assets and lease liabilities in the consolidated balance sheets is as follows (in thousands):

Leases	Classification	December 31, 2024	December 31, 2023
Assets
Right-of-use assets	Other assets(1)	$18,511	$22,100
Total leased assets		$18,511	$22,100

Liabilities
Current
Operating	Accrued and other liabilities	$6,468	$4,955
Noncurrent
Operating	Lease liabilities	18,582	22,670
Total Lease liabilities		$25,050	$27,625
(1) Operating right of-use assets are recorded net of accumulated amortization of $14.5 million and $10.0 million as of December 31, 2024 and 2023, respectively.
Operating lease cost for the years ended December 31, 2024, 2023 and 2022, respectively, was as follows (in thousands):

	Year Ended
Lease Cost	December 31, 2024	December 31, 2023	December 31, 2022
Operating lease cost(1)	$7,028	$7,848	$3,105

Index
(1) Operating lease cost is included in other selling, general and administrative expenses in the consolidated statement of income and comprehensive income for the years ended December 31, 2024, 2023 and 2022.

As of December 31, 2024 and 2023, the Company’s weighted-average remaining lease terms on its operating leases is 6.6 and 6.7 years, and the Company’s weighted-average discount rate is 6.31% and 6.06%, respectively, which is the Company's incremental borrowing rate. The Company used its incremental borrowing rate for all leases, as none of the Company’s lease agreements provide a readily determinable implicit rate.

Lease Payments

Future minimum lease payments for assets under non-cancelable operating lease agreements with original terms of more than one year for the next five years and thereafter are as follows (in thousands):

2025	$6,899
2026	5,521
2027	3,907
2028	2,877
2029	2,305
Thereafter	9,807
Total lease payments	31,316
Less: Imputed interest	(6,266)
Present value of lease liabilities	$25,050

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS
Goodwill consists of the following (in thousands):

	December 31,
	2024	2023
Indefinite life:
Goodwill	$55,195	$53,986
Total indefinite life	$55,195	$53,986

Intangible assets consist of the following (in thousands):

	December 31, 2024			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable:
Agent relationships	$49,020	$(40,489)	$8,531	$49,020	$(38,212)	$10,808
Trade names	30,598	(13,846)	16,752	18,598	(12,428)	6,170
Developed technology	6,600	(6,326)	274	6,600	(6,194)	406
Other intangibles	2,253	(963)	1,290	1,554	(795)	759
Net amortizable intangible assets	$88,471	$(61,624)	$26,847	$75,772	$(57,629)	$18,143

Goodwill and the majority of intangible assets on the consolidated balance sheets of the Company were primarily recognized from business acquisition transactions. The fair value measurements were based on significant inputs, such as the Company’s forecasted revenues, assumed turnover of agent locations, obsolescence assumptions for technology, market discount and royalty rates. These inputs are based on information not observable in the market and represent Level 3 measurements within the fair value hierarchy.

Index
Management believes it has made reasonable estimates and judgments concerning these risks and uncertainties. A change in the conditions, circumstances or strategy of the Company may result in a need to recognize an impairment charge. As a result of the annual impairment tests, the Company determined that goodwill was not impaired as of December 31, 2024 and 2023.

The following table presents the changes in goodwill and intangible assets (in thousands):

	Goodwill	Intangible Assets
Balance at December 31, 2021	$36,260	$15,392
Acquisition of La Nacional	13,514	8,450
Acquisition of agent locations	—	225
Amortization expense	—	(4,241)
Balance at December 31, 2022	$49,774	$19,826
Measurement period adjustment	(635)	—
Acquisition of LAN Holdings	4,847	3,200
Amortization expense	—	(4,883)
Balance at December 31, 2023	$53,986	$18,143
Acquisition of Amigo Paisano brands	—	12,000
Acquisition of entities	1,209	—
Acquisition of agent locations	—	700
Amortization expense	—	(3,996)
Balance at December 31, 2024	$55,195	$26,847

Acquisition of Amigo Paisano brands

On December 4, 2024, the Company completed the acquisition of the Amigo Paisano brands and trademarks (“Amigo Paisano”) from a Guatemala-based third-party company, primarily concentrated in the United States to Guatemala corridor. Amigo Paisano provides the Company the opportunity to enhance its digital channel offerings and strengthen its presence in Central America.

The total consideration transferred by the Company in connection with the acquisition of Amigo Paisano was $12.0 million. The acquisition was funded with cash on hand. The allocation of the consideration transferred resulted in intangible assets that consisted of trade names of approximately $12.0 million, which will be amortized over an estimated useful life of 15 years. In addition, due to the timing of the acquisition of Amigo Paisano, the potential income tax consequences of this transaction have not been fully determined.

Amortization expense related to intangible assets for the next five years and thereafter is as follows (in thousands):

2025	$4,467
2026	3,749
2027	3,174
2028	2,692
2029	2,301
Thereafter	10,464
$26,847

Index
NOTE 10 – WIRE TRANSFERS AND MONEY ORDERS PAYABLE, NET

Wire transfers and money orders payable, net, consisted of the following (in thousands):

	December 31,
	2024	2023
Wire transfers payable, net	$22,437	$63,212
Customer voided wires payable	32,583	29,951
Money orders payable	30,024	31,879
	$85,044	$125,042

Customer voided wires payable consist primarily of wire transfers that were not completed because the recipient did not collect the funds within 30 days and the sender has not claimed the funds and, therefore, are considered unclaimed property. Included in money orders payable, there are money orders that were not cashed by the recipient and the purchaser of the instrument has not claimed the funds and, therefore, are considered unclaimed property. Unclaimed property laws of each state in the United States in which we operate, the District of Columbia, and Puerto Rico require us to track certain information for all of our money remittances and payment instruments and, if the funds underlying such remittances and instruments are unclaimed at the end of an applicable statutory abandonment period, require us to remit the proceeds of the unclaimed property to the appropriate jurisdiction. Applicable statutory abandonment periods range from three to seven years.

NOTE 11 – ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Commissions payable to sending agents	$18,080	$19,873
Accrued salaries and benefits	5,581	8,094
Accrued bank charges	1,839	1,382
Lease liability, current portion	6,468	4,955
Accrued professional fees	1,092	1,000
Accrued taxes	2,965	8,613
Deferred revenue loyalty program	2,692	4,771
Contingent consideration liability	1,158	1,158
Acquisition related liabilities	1,244	844
Accrued transaction costs	1,600	20
Other	4,715	3,951
	$47,434	$54,661

The following table shows the changes in the deferred revenue loyalty program liability (in thousands):

Balance, December 31, 2021	$3,391
Revenue deferred during the year	2,936
Revenue recognized during the year	(2,115)
Balance, December 31, 2022	4,212
Revenue deferred during the year	3,230
Revenue recognized during the year	(2,671)
Balance, December 31, 2023	4,771
Revenue deferred during the year	2,783
Revenue recognized during the year	(4,862)
Balance, December 31, 2024	$2,692

Index
Revenue recognized during the year ended December 31, 2024 of $4.9 million includes a $0.6 million adjustment as a result of the changes in the terms and conditions of points expiration as described in Note 4. Also, it includes a $1.3 million cumulative catch-up adjustment to remeasure the contract liability as a result of an update of the assumed expiration rate of the loyalty points outstanding as of September 30, 2024.

NOTE 12 – DEBT
Debt consisted of the following (in thousands):

	December 31,
	2024	2023
Revolving credit facility	$156,600	$114,000
Term loan facility	—	75,469
Other	23	—
	156,623	189,469
Less: Current portion of long term debt (1)	—	(7,163)
Less: Debt origination costs	—	(1,233)
	$156,623	$181,073
(1)Current portion of long-term debt is net of debt origination costs of approximately $0.5 million as of December 31, 2023 (none in 2024).

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

On August 29, 2024, the Company entered into the Second A&R Credit Agreement with a group of banking institutions, which amended and restated in its entirety the A&R Credit Agreement. The Second A&R Credit Agreement provides for a new $425.0 million, multi-currency, revolving credit facility and an uncommitted incremental facility, which may be utilized for additional term and revolving loans of up to $100.0 million. The Second A&R Credit Agreement also provides for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The maturity date of the Second A&R Credit Agreement is August 29, 2029. A portion of the initial borrowings under the new revolving credit facility were used to repay in full the remaining outstanding balance of the Company’s term loan under the A&R Credit Agreement and to pay the costs associated with establishing the new revolving credit facility. Borrowings under the Second A&R Credit Agreement are available for general corporate purposes to support the Company’s growth, as well as to fund share repurchases.

Entering into the Second A&R credit agreement was accounted for as a debt modification. The unamortized portion of debt origination costs primarily related to the Second A&R Credit Agreement totaled approximately $4.6 million and $2.9 million at December 31, 2024 and 2023, respectively. Amortization of debt origination costs is included as a component of interest expense in the consolidated statements of income and comprehensive income and amounted to approximately $1.4 million, $1.1 million and $1.0 million for the years ended December 31, 2024, 2023, and 2022, respectively. Amortization of debt origination costs for the year ended December 31, 2024 includes a loss on debt extinguishment of approximately $0.3 million related to the payoff of the term loan facility to the banking institutions that ceased to participate in the credit facility.

Under the Second A&R Credit Agreement and at the election of the Company, interest on the revolving loans denominated in U.S. Dollars is determined by reference to either (i) SOFR, (ii) the daily simple SOFR or (iii) a defined “base rate,” in each case, plus an applicable margin ranging from 1.75% to 2.25% for SOFR rate loans and from 0.75% to 1.25% for base rate loans based upon the Company’s consolidated leverage ratio, as so calculated pursuant to the terms of the Second A&R Credit Agreement. Interest on revolving loans

Index
denominated in Euros or Pounds Sterling is determined by reference to the Euro Interbank Offered Rate (“EURIBOR”) or Sterling Overnight Index Average (“SONIA”), in each case, plus an applicable margin ranging from 1.75% to 2.25% based upon the Company’s consolidated leverage ratio, as so calculated.

The revolving loans may be borrowed, repaid, and reborrowed from time to time in accordance with the terms and conditions of the Second A&R Credit Agreement. Interest is payable quarterly for base rate loans, daily simple SOFR loans, and daily simple SONIA loans, and on the expiration of the applicable interest period for term SOFR loans and EURIBOR loans. The Company also pays an annual commitment fee of up to 0.30% of the actual daily amount by which the maximum availability under the revolving credit facility exceeds the sum of the outstanding amount of revolving credit loans.

The effective interest rates for the year ended December 31, 2024 for the term loan facility and revolving credit facility were 9.02% and 2.51%, respectively. The effective interest rates for the year ended December 31, 2023 for the term loan facility and revolving credit facility were 8.33% and 1.92%, respectively.

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

Under the Second A&R Credit Agreement, the Company is required to maintain a quarterly minimum interest coverage ratio of 3.00:1.00 and a quarterly maximum consolidated leverage ratio of 3.50 with a step-up to 3.75 in the quarter during which the Company completes a material acquisition, in each case, as computed in accordance with the terms of the Second A&R Credit Agreement. As of December 31, 2024, the Company was in compliance with these covenants.

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

Index
The following tables present the Company's financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3

Cash and cash equivalents	$130,503	$—	$—
Accounts receivable, net	—	107,077	—
Agent advances, net of allowance	—	2,087	—
Prepaid wires	—	49,205	—
Total assets	$130,503	$158,369	$—
Accounts payable	$—	$19,520	$—
Wire transfers and money orders payable	—	85,044	—
Revolving credit facility	—	156,600	—
Total liabilities	$—	$261,164	$—

	December 31, 2023
	Level 1	Level 2	Level 3

Cash and cash equivalents	$239,203	$—	$—
Accounts receivable, net	—	155,237	—
Agent advances, net of allowance	—	1,514	—
Prepaid wires	—	28,366	—
Total assets	$239,203	$185,117	$—
Accounts payable	$—	$36,507	$—
Wire transfers and money orders payable	—	125,042	—
Revolving credit facility	—	114,000	—
Term loan facility	—	—	77,109
Total liabilities	$—	$275,549	$77,109

The following tables present the Company's assets measured at fair value on a non-recurring basis at the dates indicated (in thousands):

	December 31, 2024	December 31, 2023

Goodwill	$55,195	$53,986
Intangible assets, net	26,847	18,143
	$82,042	$72,129

NOTE 14 – SHARE-BASED COMPENSATION
International Money Express, Inc. Omnibus Equity Compensation Plans

The International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (the “2020 Plan”) provides for the granting of stock-based incentive awards, including stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) to employees, certain service providers and independent directors of the Company. There are approximately 3.7 million shares of the Company’s common stock approved for issuance under the 2020 Plan, which includes 0.4 million shares that were previously subject to awards granted under the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (the “2018 Plan” and together with the 2020 Plan, the “Plans”). Although awards remain outstanding under the 2018 Plan, which was terminated effective June

Index
26, 2020, no additional awards may be granted under the 2018 Plan. As of December 31, 2024, 1.5 million shares remained available for grant of future awards under the 2020 Plan.

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

Share-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The stock options issued under the Plans have 10-year terms and generally vest in four equal annual installments beginning one year after the date of the grant. The Company recognized compensation expense for stock options of approximately $0.1 million, $0.5 million and $1.4 million for the years ended December 31, 2024, 2023 and 2022, respectively, which is included in salaries and benefits in the consolidated statements of income and comprehensive income. As of December 31, 2024, there is no unrecognized compensation expense related to stock options.

A summary of the stock option activity during the year ended December 31, 2024 is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2023	588,675	$11.49	5.23	$4.18
Granted	—	$—		$—
Exercised(1)	(435,850)	$11.27		$4.12
Forfeited	—	$—		$—
Expired	(1,700)	$9.91		$3.43
Outstanding at December 31, 2024	151,125	$12.13	4.36	$4.35

Exercisable at December 31, 2024(2)	151,125	$12.13	4.36	$4.35

(1) The aggregate intrinsic value of stock options exercised during the years ended December 31, 2024, 2023 and 2022 was $4.0 million, $1.3 million, and $7.4 million respectively.
(2) The aggregate fair value of all vested/exercisable options outstanding as of December 31, 2024 was $0.7 million, which was determined based on the market value of our stock as of that date.

Restricted Stock Units

The RSUs granted under the 2020 Plan to the Company’s employees or certain service providers generally vest in four equal annual installments beginning one year after the date of the grant, while RSUs issued to the Company’s independent directors vest on or around the one-year anniversary from the grant date. The Company recognized compensation expense for all RSUs of approximately $3.3 million, $2.9 million and $1.8 million for the years ended December 31, 2024, 2023 and 2022, respectively, which is included in salaries and benefits in the consolidated statements of income and comprehensive income. As of December 31, 2024, unrecognized compensation expense of approximately $6.9 million is expected to be recognized over a weighted-average period of 1.9 years.

Index

A summary of the RSU grant activity during the year ended December 31, 2024 is presented below:

	Number of RSUs	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2023	376,950	$20.25
Granted(1)	294,910	$20.74
Vested	(164,822)	$19.65
Forfeited	(74,722)	$20.87
Outstanding (nonvested) at December 31, 2024	432,316	$20.71
(1) The aggregate fair value of all RSUs granted during the year ended December 31, 2024 was approximately $6.1 million, which was determined based on the market value of our stock as of that date.

Share Awards

During the years ended December 31, 2024, 2023 and 2022, 1,803 and 3,617 and 3,444 fully vested shares, respectively, were granted to the Lead Independent Director and Chairs of the Committees of the Board of Directors. Compensation expense related to the fully vested share awards of $20.1 thousand, $80.5 thousand and $72.3 thousand for the years ended December 31, 2024, 2023 and 2022, respectively, was recorded and included in salaries and benefits in the consolidated statements of income and comprehensive income. Effective in the second quarter of 2024, the grant of share awards to certain of the Company's independent directors was replaced with the grant of RSAs as described below.

Restricted Stock Awards

The RSAs issued under the 2020 Plan to the Company’s employees generally vest in four equal annual installments beginning one year after the date of grant while RSAs issued to certain of the Company’s independent directors vest at the end of the three-month calendar quarter in which the grant is made. The Company recognized compensation expense for RSAs granted of $1.9 million, $1.2 million and $0.6 million for the years ended December 31, 2024, 2023 and 2022, respectively, which is included in salaries and benefits in the consolidated statements of income and comprehensive income. As of December 31, 2024, there was $3.2 million of unrecognized compensation expense related to RSAs, which is expected to be recognized over a weighted-average period of 1.7 years.

A summary of the RSA activity during the year ended December 31, 2024 is presented below:

	Number of RSAs	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2023	191,980	$19.53
Granted(1)	114,527	$21.05
Vested	(78,989)	$18.52
Forfeited	—	$—
Outstanding (nonvested) at December 31, 2024	227,518	$20.65
(1) The aggregate fair value of all RSAs granted during the year ended December 31, 2024 was approximately $2.4 million, which was determined based on the market value of our stock as of that date.

Performance Stock Units

PSUs granted under the 2020 Plan to the Company’s employees generally vest subject to attainment of performance criteria during the service period established by the Compensation Committee. Each PSU represents the right to receive one share of common stock, and the actual number of shares issuable upon vesting is determined based upon performance compared to financial performance targets. The PSUs vest based on the achievement of certain adjusted earnings per share targets for a period of up to three years combined with a service period of three years. Compensation cost is recognized over the requisite service period when it is probable that the performance condition will be satisfied. During the fourth quarter of 2024, the Company reassessed the probability of vesting for the PSU awards granted in 2023 and determined that it was not probable that the performance targets will be achieved. Therefore, the Company recognized an adjustment of approximately $2.1 million to reverse compensation expense on a cumulative basis in the fourth quarter of 2024.

The Company recognized compensation expense for PSUs of $1.6 million, $3.5 million and $3.2 million for the years ended December 31, 2024, 2023 and 2022, respectively, which is included in salaries and benefits in the consolidated statements of income and comprehensive

Index
income. As of December 31, 2024, there was $2.6 million of unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted-average period of 2.0 years.

A summary of the PSU activity during the year ended December 31, 2024 is presented below:

	Number of PSUs	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2023	247,680	8.73	$23.72
Granted(1)	224,850		$19.60
Vested	(142,600)		$21.45
Forfeited	(8,400)		$22.39
Outstanding (nonvested) at December 31, 2024	321,530	8.77	$21.88
(1) The aggregate fair value of all PSUs granted during the year ended December 31, 2024 was approximately $4.4 million, which was determined based on the market value of our stock as of that date.

NOTE 15 – EQUITY
On August 18, 2021, the Company’s Board of Directors approved a stock repurchase program that authorizes the Company to purchase up to $40.0 million of outstanding shares of the Company’s common stock and which authorization was increased on March 3, 2023 to an additional $100.0 million and on August 26, 2024 to an additional $63.8 million of its outstanding shares (the “Repurchase Program”). Under the Repurchase Program, the Company is authorized to repurchase shares from time to time in accordance with applicable laws, both on the open market and in privately negotiated transactions and may include the use of derivative contracts or structured share repurchase agreements. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of the Company’s common stock and the nature of other investment opportunities. The Repurchase Program may be limited, suspended or discontinued at any time without prior notice. The Repurchase Program does not have an expiration date. The Second A&R Credit Agreement, as amended, permits the Company to make restricted payments (including share repurchases, among others), (i) without limitation so long as the Consolidated Leverage Ratio (as defined in the Second A&R Credit Agreement, as amended), as of the then most recently completed four fiscal quarters of the Company, after giving pro forma effect to such restricted payments, is 2.25 to 1.00 or less, (ii) that do not exceed, in the aggregate during any fiscal year, the greater of (x) $30.3 million and (y) 25.00% of Consolidated EBITDA (as defined in the Second A&R Credit Agreement) for the then most recently completed four fiscal quarters of the Company and (iii) to repurchase Company common stock from current or former employees in an aggregate amount of up to $15.0 million per calendar year.

The Company accounts for purchases of treasury stock under the cost method. Any direct costs incurred to acquire treasury stock are considered stock issue costs and added to the cost of the treasury stock. Separately from the Repurchase Program, on March 11, 2024 the Company entered into an agreement with Robert W. Lisy, the Company’s Chief Executive Officer, President and Chairman of the Board of Directors, for the purchase of 175,000 shares of the Company's common stock for a total purchase price of $3.3 million, in a privately-negotiated transaction. During the years ended December 31, 2024 and 2023, including the shares previously mentioned, the Company purchased 3,765,320 shares and 3,027,768 shares, respectively, for an aggregate purchase price of $75.1 million and $66.3 million, respectively. As of December 31, 2024, there was $63.2 million available for future share repurchases under the Repurchase Program.

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

Below are basic and diluted earnings per share for the periods indicated (in thousands, except for share data):

Index

	Year Ended December 31,
	2024	2023	2022
Net income for basic and diluted income per common share	$58,821	$59,515	$57,331
Shares:
Weighted-average common shares outstanding – basic	32,430,755	35,604,582	37,733,047
Effect of dilutive securities
Stock options	119,503	290,830	539,415
PSUs	159,146	366,321	186,365
RSUs	89,121	109,886	112,943
RSAs	51,972	58,095	53,620
Weighted-average common shares outstanding – diluted	32,850,497	36,429,714	38,625,390

Earnings per common share - basic	$1.81	$1.67	$1.52
Earnings per common share - diluted	$1.79	$1.63	$1.48

As of December 31, 2024, there were 241.1 thousand RSUs and 113.0 thousand RSAs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.

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

As discussed in Note 15, during the years ended December 31, 2024 and 2023, the Company purchased 3,765,320 shares and 3,027,768 shares, respectively, for an aggregate purchase price of $75.1 million and $66.3 million, respectively. The effect of these repurchases on the Company’s weighted average shares outstanding for the years ended December 31, 2024 and 2023 was a reduction of 1,775,956 and 1,154,050 shares, respectively, due to the timing of the repurchases.

Index
NOTE 17 – INCOME TAXES
The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current tax provision:
Federal	$17,086	$18,590	$14,542
State	7,252	9,050	5,761
Foreign	560	532	148
Total Current	24,898	28,172	20,451

Deferred tax benefit:
Federal	(112)	(1,811)	(423)
State	(305)	(806)	(80)
Foreign	(31)	(6)	—
Total deferred	(448)	(2,623)	(503)
Total tax provision	$24,450	$25,549	$19,948

A reconciliation between the income tax provision at the U.S. statutory tax rate and the Company’s income tax provision on the consolidated statements of income and comprehensive income is below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Income before income taxes	$83,271	$85,064	$77,279
U.S. statutory tax rate	21%	21%	21%
Income tax expense at statutory rate	17,487	17,863	16,229

State tax expense, net of federal benefit	5,488	6,513	4,488
Foreign tax rates different from U.S. statutory rate	447	199	233
Non-deductible expenses	1,275	1,819	1,017
Stock Compensation	(683)	(1,126)	(1,989)
Valuation allowances	424	281	—
Other	12	—	(30)
Total tax provision	$24,450	$25,549	$19,948

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

Index
Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of the Company’s assets and liabilities. The following table outlines the principal components of the deferred tax assets and liabilities (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
U.S. federal and state net operating losses	$2,809	$3,194
Foreign net operating losses	7,132	6,452
Allowance for credit losses	1,131	787
Share-based compensation	1,280	1,673
Accrued compensation	642	851
Deferred revenue	848	1,447
Lease liabilities	6,793	6,470
Other	1,482	1,222
Total deferred tax assets	22,117	22,096

Valuation allowance	(6,537)	(5,791)

Total deferred tax assets, net of valuation allowance	15,580	16,305

Deferred tax liabilities
Depreciation	(3,542)	(3,065)
Right-of-use assets	(4,967)	(5,391)
Intangible amortization	(7,321)	(8,284)
Debt origination costs	—	(224)
Total deferred tax liabilities	(15,830)	(16,964)

Net deferred tax liability	$(250)	$(659)

At December 31, 2024, the Company had pre-tax federal, state and foreign net operating loss carryforwards of approximately $12.3 million, $6.8 million and $32.2 million, respectively, which are available to reduce future taxable income. With certain exceptions, these net operating loss carryforwards will expire from 2030 through 2037 for federal losses, from 2028 through 2038 for state losses, and from 2038 through 2044 for foreign losses. In addition, $28.0 million of the foreign net operating loss carryforwards in our European jurisdictions carryforward indefinitely. Utilization of the Company’s net operating loss carryforwards is subject to an annual limitation under Internal Revenue Code Section 382. The Company has recorded a deferred tax asset for only the portion of its net operating loss carryforward that it expects to realize before expiration.

With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for the years prior to 2021. However, the Company has certain net operating loss carryforwards from tax years 2010 through 2017 that are subject to examination. As of December 31, 2024 and 2023, the Company did not have any amounts accrued for interest and penalties or recorded for uncertain tax positions.

After consideration of all evidence, both positive and negative, management has determined that no valuation allowance is required at December 31, 2024 or 2023 on the Company’s U.S. deferred tax assets. However, a valuation allowance of $6.5 million and $5.8 million as of December 31, 2024 and 2023, respectively, has been recorded on deferred tax assets associated with foreign net operating loss carryforwards. The valuation allowance increased by $0.7 million and $5.4 million during the years ended December 31, 2024 and 2023, respectively.

NOTE 18 – SEGMENT REPORTING
The Company is a leading omnichannel money remittance services company focused primarily on the U.S. to LAC corridor, which includes Mexico, Central and South America and the Caribbean. We also provide our remittances services to Africa and Asia from the United States and offer sending services from Canada to Latin America and Africa as well as remittance services from Spain, Italy, the United Kingdom and Germany to Africa, Asia, Europe and Latin America. The Company has identified one operating and reportable

Index
segment. The Company defines its segment on the basis of the way in which internally reported financial information is regularly reviewed by the Company’s chief operating decision maker (the “CODM”) to analyze financial performance, make decisions, and allocate resources.

The Company’s CODM is Robert Lisy, Chairman, Chief Executive Officer and President. The CODM uses the Company’s consolidated financial results as a basis for making key operating decisions. Examples of key operating decisions include entering new markets, stock repurchases, and managing liquidity. The CODM considers Net Income as one of the relevant metrics in his decision making process.

The table below provides information about the Company's measure of segment performance and significant expense categories:

	Year Ended December 31,
	2024	2023	2022
Revenues:
Wire transfer and money order fees, net	$554,801	$561,540	$469,162
Foreign exchange gain, net	88,944	87,908	72,920
Other income	14,904	9,287	4,723
Total revenues	658,649	658,735	546,805

Less:
Agent commissions	281,157	284,157	241,471
Payer commissions	108,697	110,865	93,595
Bank charges and fees	26,497	25,065	21,314
Salaries and benefits	68,247	70,203	52,224
Other segment items (1)	60,511	58,430	42,818
Restructuring costs	3,060	1,214	—
Transaction costs	1,819	445	3,005
Depreciation and amortization	13,645	12,866	9,470
Total operating expenses	563,633	563,245	463,897

Operating income	95,016	95,490	82,908

Interest expense	11,745	10,426	5,629

Income before income taxes	83,271	85,064	77,279

Income tax provision	24,450	25,549	19,948

Net income	$58,821	$59,515	$57,331
(1) Other segment items included in Segment net income is primarily composed of other selling, general and administrative expenses, transaction processing costs, provision for credit losses, and other overhead expenses.

NOTE 19 – COMMITMENTS AND CONTINGENCIES
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

Regulatory Requirements

Pursuant to applicable licensing laws, certain domestic and foreign subsidiaries of the Company are required to maintain minimum tangible net worth and liquid assets (eligible securities) to cover the amount outstanding of wire transfers and money orders payable. As of December 31, 2024 and 2023, the Company’s subsidiaries were in compliance with these requirements.

NOTE 20 – DEFINED CONTRIBUTION PLANS
The Company has two defined contribution plans available to most of its employees, where the Company makes contributions to the plans based on employee contributions. Total employer contribution expense included in salaries and benefits in the consolidated statements of income and comprehensive income was approximately $0.4 million, $0.4 million and $0.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our Chief Executive Officer and President, and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure as of December 31, 2024.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on the results of its evaluation, the Company’s management has concluded that as of December 31, 2024, the Company’s internal control over financial reporting was effective.

BDO USA, P.C., the independent registered public accounting firm which audits our financial statements, has audited our internal control over financial reporting as of December 31, 2024 and has expressed an unqualified opinion thereon as stated in their report that is included on Item 9. “Report of Independent Registered Public Accounting Firm,” on page 75 of this Annual Report on Form 10-K.

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
Miami, Florida

Opinion on Internal Control Over Financial Reporting

We have audited International Money Express, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

Miami, Florida
February 27, 2025

Index
ITEM 9B.    OTHER INFORMATION
During the quarter ended December 31, 2024, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Index
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required under this Item will be contained in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year ended December 31, 2024 (the “Proxy Statement”), which information is incorporated by reference herein.

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

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued under all of our equity compensation plans as of December 31, 2024, which included: the International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (“2020 Plan”) and the International Money Express, Inc. 2020 Employee Stock Purchase Plan (the “ESPP”), each of which was approved by the Company’s stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,132,489	(1)	$4.36	2,251,851	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	1,132,489		$4.36	2,251,851

(1)This number includes the following: 119,875 shares subject to outstanding awards granted under the 2018 Plan, all of which were subject to outstanding options awards. This number also includes 1,012,614 shares subject to outstanding awards granted under the 2020 Plan, of which 31,250 shares were subject to outstanding options awards, 432,316 shares were subject to outstanding RSU awards, 227,518 shares were subject to outstanding RSA awards, and 321,530 shares were subject to outstanding PSU awards.

(2)Represents 1,501,851 shares available for issuance under the 2020 Plan and 750,000 shares available for issuance under the ESPP.

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

3.1**
Second Amended and Restated Certificate of Incorporation of the Company, dated July 26, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018).

3.2**
Second Amended and Restated Bylaws of the Company, effective as of July 26, 2018 (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018).

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

10.2**†
International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.3(a) to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018).

10.3**†
Form of Nonqualified Stock Option Agreement pursuant to the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.4(b) to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018).

10.4**†
Form of Incentive Stock Option Award pursuant to the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.4(a) to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018).

10.5(a)**†
International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 15, 2020).

10.5(b)**†	Amendment to 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.3(b) to the Registrant’s Annual Report on Form 10-K filed on March 15, 2023).

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

10.15**†
Form of Restricted Stock Award Agreement (Non-Employee Director) pursuant to the International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2024).

10.16**†
Amended and Restated Employment Agreement by and between Robert Lisy and Intermex Holdings, Inc., dated as of February 28, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 8, 2024).

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

10.19(a)**†
Employment Agreement, dated March 1, 2021, between Christopher Hunt and International Money Express, Inc. (incorporated by reference to Exhibit 10.19(a) to the Registrant’s Annual Report on Form 10-K filed on February 28, 2024).

10.19(b)**†
Amendment to Employment Agreement, effective April 20, 2023, between Christopher Hunt and International Money Express, Inc. (incorporated by reference to Exhibit 10.19(b) to the Registrant’s Annual Report on Form 10-K filed on February 28, 2024).

10.20*†	Employment Agreement, dated May 20, 2024, between Robert Pargac and International Money Express, Inc.

10.21**†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018).

19.1*	Insider Trading Policy

21.1*	Subsidiaries of the registrant

23.1*	Consent of BDO USA, P.C.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Chief Executive Officer

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Chief Financial Officer

32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97**	Policy Regarding the Mandatory Recovery of Compensation (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2024).

101*
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, are formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Audited Consolidated Balance Sheets, (ii) the Audited Consolidated Statements of Income and Comprehensive Income, (iii) the Audited Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Audited Consolidated Statements of Cash Flows, and (v) the Notes to Audited Consolidated Financial Statements.

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL and contained in Exhibit 101.

†Management contract or compensatory plan or arrangement.
*Filed herewith.
**Previously filed.
#    Furnished herewith.

Index
ITEM 16.    FORM 10-K SUMMARY
None.

Index
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Money Express, Inc. (Registrant)

February 27, 2025	By:	/s/ Robert Lisy
Robert Lisy
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Lisy	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	February 27, 2025
Robert Lisy

/s/ Andras Bende	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2025
Andras Bende

/s/ Debra Bradford	Director	February 27, 2025
Debra Bradford

/s/ Bernardo Fernández	Director	February 27, 2025
Bernardo Fernández

/s/ Adam Godfrey	Director	February 27, 2025
Adam Godfrey

/s/ Karen Higgins-Carter	Director	February 27, 2025
Karen Higgins-Carter

/s/ Laura Maydón	Director	February 27, 2025
Laura Maydón

/s/ Michael Purcell	Lead Independent Director	February 27, 2025
Michael Purcell

/s/ John Rincon	Director	February 27, 2025
John Rincon