Form 10-Q
period 2025-03-31
International Money Express, Inc.
filed 2025-05-08
CIK 1683695

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒
As of May 5, 2025, there were 29,976,651 shares of the registrant’s common stock, $0.0001 par value per share, outstanding. The registrant has no other class of common stock outstanding.

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
•factors relating to our business, operations and financial performance, including:
•changes in immigration laws and their enforcement, including any adverse effects on the level of immigrant employment, earning potential, and other commercial activities;
•our success in expanding customer acceptance of our digital services and infrastructure, as well as developing, introducing and marketing new digital and other products and services;
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
•enforcement actions and private litigation under regulations applicable to money remittance services;
•changes in tax laws in the countries in which we operate;
•our ability to protect intellectual property rights;
•our ability to satisfy our debt obligations and remain in compliance with our credit facility requirements;

Index
•public health conditions, responses thereto and the economic and market effects thereof;
•the use of third-party vendors and service providers;
•weakness in U.S. or international economic conditions; and
•other economic, business and/or competitive factors, risks and uncertainties, including those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in our Annual Report on Form 10-K for the year ended December 31, 2024, as well as any additional factors that may be described in our other filings with the SEC from time to time.
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
4

Index
PART 1 – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	March 31, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$151,764	$130,503
Accounts receivable, net of allowance of $4,095 and $3,546, respectively	131,026	107,077
Prepaid wires, net	32,577	49,205
Prepaid expenses and other current assets	10,561	10,998
Total current assets	325,928	297,783

Property and equipment, net	52,603	50,354
Goodwill	55,195	55,195
Intangible assets, net	26,058	26,847
Deferred tax asset, net	18	—
Other assets	30,787	32,198
Total assets	$490,589	$462,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,410	$19,520
Wire transfers and money orders payable, net	115,081	85,044
Accrued and other liabilities	47,977	47,434
Total current liabilities	186,468	151,998
Long-term liabilities:
Debt, net	147,385	156,623
Lease liabilities, net	17,493	18,582
Deferred tax liability, net	—	250
Total long-term liabilities	164,878	175,455

Commitments and contingencies, see Note 17

Stockholders’ equity:
Preferred stock $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock $0.0001 par value; 200,000,000 shares authorized, 40,332,957 and 40,164,056 shares issued and 30,349,730 and 30,548,702 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	4	4
Additional paid-in capital	80,775	79,592
Retained earnings	265,239	257,470
Accumulated other comprehensive loss	(1,098)	(1,446)
Treasury stock, at cost; 9,983,227 and 9,615,354 shares as of March 31, 2025 and December 31, 2024, respectively	(205,677)	(200,696)
Total stockholders’ equity	139,243	134,924
Total liabilities and stockholders’ equity	$490,589	$462,377
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except for share data, unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Wire transfer and money order fees, net	$120,167	$126,921
Foreign exchange gain, net	20,181	20,346
Other income	3,962	3,145
Total revenues	144,310	150,412

Operating expenses:
Service charges from agents and banks	93,788	97,934
Salaries and benefits	18,288	18,106
Other selling, general and administrative expenses	10,989	9,953
Provision for credit losses	2,066	1,595
Restructuring costs	306	—
Transaction costs	1,169	10
Depreciation and amortization	3,629	3,228
Total operating expenses	130,235	130,826

Operating income	14,075	19,586

Interest expense	2,700	2,702

Income before income taxes	11,375	16,884

Income tax provision	3,606	4,778

Net income	7,769	12,106

Other comprehensive income (loss)	348	(145)

Comprehensive income	$8,117	$11,961

Earnings per common share:
Basic	$0.25	$0.36
Diluted	$0.25	$0.35

Weighted-average common shares outstanding:
Basic	30,587,949	33,675,441
Diluted	30,831,633	34,188,814

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except for share data, unaudited)

	Three Months Ended March 31, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	40,164,056	$4	(9,615,354)	$(200,696)	$79,592	$257,470	$(1,446)	$134,924
Net income	—	—	—	—	—	7,769	—	7,769
Issuance of common stock:
Other stock awards, net of shares withheld for taxes	168,901	—	—	—	(929)	—	—	(929)
Share-based compensation	—	—	—	—	2,112	—	—	2,112
Adjustment from foreign currency translation, net	—	—	—	—	—	—	348	348
Acquisition of treasury stock, at cost	—	—	(367,873)	(4,981)	—	—	—	(4,981)
Balance, March 31, 2025	40,332,957	$4	(9,983,227)	$(205,677)	$80,775	$265,239	$(1,098)	$139,243

	Three Months Ended March 31, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	39,673,271	$4	(5,850,034)	$(125,564)	$75,686	$198,649	$262	$149,037
Net income	—	—	—	—	—	12,106	—	12,106
Issuance of common stock:
Exercise of stock options	86,034	—	—	—	(616)	—	—	(616)
Other stock awards, net of shares withheld for taxes	250,219	—	—	—	(884)	—	—	(884)
Fully vested shares	911	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2,153	—	—	2,153
Adjustment from foreign currency translation, net	—	—	—	—	—	—	(145)	(145)
Acquisition of treasury stock, at cost	—	—	(1,124,476)	(23,423)	—	—	—	(23,423)
Balance, March 31, 2024	40,010,435	$4	(6,974,510)	$(148,987)	$76,339	$210,755	$117	$138,228

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$7,769	$12,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,629	3,228
Share-based compensation	2,112	2,153
Provision for credit losses	2,066	1,595
Debt origination costs amortization	256	301
Deferred income tax benefit, net	(268)	(502)
Non-cash lease expense	1,745	1,802
Loss on disposal of property and equipment	249	400
Total adjustments	9,789	8,977
Changes in operating assets and liabilities:
Accounts receivable	(25,911)	4,485
Prepaid wires, net	17,151	4,518
Prepaid expenses and other assets	726	5,347
Wire transfers and money orders payable, net	29,774	11,821
Lease liabilities	(1,993)	(1,355)
Accounts payable and accrued and other liabilities	3,977	2,337
Net cash provided by operating activities	41,282	48,236

Cash flows from investing activities:
Purchases of property and equipment	(5,275)	(13,480)
Acquisition of agent locations	(38)	—
Net cash used in investing activities	(5,313)	(13,480)

Cash flows from financing activities:
Repayments of term loan facility	—	(1,641)
Borrowings under revolving credit facility	1,916,000	—
Repayments under revolving credit facility	(1,925,235)	(28,500)
Proceeds from exercise of stock options	—	98
Payments for stock-based awards	(929)	(1,598)
Repurchases of common stock	(4,981)	(23,423)
Net cash used in financing activities	(15,145)	(55,064)

Effect of exchange rate changes on cash and cash equivalents	437	(100)

Net increase (decrease) in cash and cash equivalents	21,261	(20,408)

Cash and cash equivalents, beginning of period	130,503	239,203

Cash and cash equivalents, end of period	$151,764	$218,795
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands, unaudited)

	Three Months Ended March 31,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,446	$2,405
Cash paid for income taxes	$1,294	$4,120

Supplemental disclosure of non-cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$478	$87

Supplemental disclosure of non-cash financing activities:
Issuance of common stock for cashless exercise of options	$—	$3,220

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BUSINESS AND ACCOUNTING POLICIES
International Money Express, Inc. (the “Company” or “us” or “we”) operates as a money transmitter between the United States of America (“United States” or “U.S.”), Canada, Spain, Italy, the United Kingdom and Germany primarily to Mexico, Guatemala and other countries in Latin America, Europe, Africa and Asia through a network of authorized agents located in various unaffiliated retail establishments and 116 Company-operated stores throughout those jurisdictions.

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

The Company’s interim condensed consolidated financial statements and related notes are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. The results reported in these interim condensed consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. Certain information and footnote disclosures required by GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Current political conditions in the United States have resulted in high levels of volatility in the market as well as uncertainty as to the economic and financial impacts of recent economic, trade and immigration enforcement actions taken by the current administration on the U.S., as well as foreign countries, including those that are a destination for money transfers or in which we currently operate. In addition, political, social and economic conditions in key Latin American markets continue to exhibit instability, as evidenced by higher interest rates, high unemployment rates, restricted lending activity, higher inflation, volatility in foreign currencies and low consumer confidence, among other economic, political and market factors.

Concentrations

The Company maintains certain of its cash balances in various U.S. banks, which at times, may exceed federally insured limits. The Company has not incurred any losses on these accounts. In addition, the Company maintains various bank accounts in Mexico, Guatemala, Canada, the Dominican Republic, Spain, Italy, Germany and the United Kingdom and short-term investment accounts in Mexico, which may not be fully insured. During the three months ended March 31, 2025, the Company did not incur any losses on these uninsured foreign bank accounts.

In addition, a substantial portion of our paying agents are concentrated in a few large banks and financial institutions and large retail chains in Latin American countries.

Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued guidance, ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. This guidance requires a public entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For the Company, the new standard is effective for annual periods beginning after December 15, 2024, on a prospective basis with the option to apply retrospectively. The adoption of this guidance is not expected to have a material effect on the consolidated financial statements for the year ending December 31, 2025.

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

Index
Reclassifications
Certain reclassifications have been made to the prior year financial statements in order to concur with current financial presentation primarily as it relates to disclosure of the provision for credit losses as a separate item in the condensed consolidated statements of income and comprehensive income.

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

The following table summarizes the fair values of consideration transferred and identifiable net assets acquired in the acquisition on July 2, 2024, the measurement period adjustments through the period ended March 31, 2025 and the fair values of consideration transferred and identifiable net assets acquired as of March 31, 2025.

(in thousands)	July 2, 2024 (As initially reported)	Measurement Period Adjustments	March 31, 2025 (As Adjusted)
Assets acquired:
Cash and cash equivalents	$184	—	$184
Accounts receivable	26	—	26
Prepaid expenses and other current assets	2	—	2
Property and equipment	82	—	82
Other assets	105	—	105
Total identifiable assets acquired	399	—	399

Liabilities assumed:
Accounts payable	(35)	—	(35)
Accrued and other liabilities	(29)	—	(29)
Lease liabilities	(81)	—	(81)
Debt	(31)	—	(31)
Total liabilities assumed	(176)	—	(176)

Net identifiable assets acquired	223	—	223
Consideration transferred	1,432	—	1,432
Goodwill	$1,209	—	$1,209

The goodwill balance for this acquisition represents the estimated values of the Company’s assembled workforce and synergies expected to be achieved from the combined operations of the acquired entity and the Company. Goodwill resulting from this acquisition is not deductible for tax purposes.

Restructuring costs
During 2024, the Company started executing a restructuring plan primarily related to certain of its foreign operations and Envios de Valores La Nacional Corp (“La Nacional”). These restructuring costs are part of the Company's plan, for which the objectives are to reorganize the workforce, streamline operational processes, integrate technology functionality, as well as to develop efficiencies within the Company. For the three months ended March 31, 2025, the Company incurred approximately $0.3 million in expenses for a reduction of workforce in certain locations. These expenses primarily consisted of severance payments and related benefits, which are included in restructuring costs in the condensed consolidated statement of income and comprehensive income. There were no restructuring costs for the three months ended March 31, 2024.

Index
The following table presents the changes in our liability balance related to restructuring costs for the three months ended March 31, 2025 (in thousands):

	Three Months Ended March 31, 2025
	Severance costs	Legal and professional fees
Beginning balance	$300	$16
Charges incurred	$297	$9
Payments	$(528)	$(25)
Ending balance	$69	$—
Transaction Costs

Transaction costs include all internal and external costs directly related to acquisition activities and the Company's evaluation of strategic alternatives, consisting primarily of legal, consulting, accounting and financial advisory fees. Transaction costs for the three months ended March 31, 2025 and 2024 amounted to $1.2 million and $10.0 thousand, respectively.

NOTE 3 – REVENUES
The Company recognized revenues from contracts with customers, sending agents and others for the three months ended March 31, 2025 and 2024, as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Wire transfer and money order fees	$120,889	$127,484
Discounts and promotions	(722)	(563)
Wire transfer and money order fees, net	120,167	126,921
Foreign exchange gain, net	20,181	20,346
Other income	3,962	3,145
Total revenues	$144,310	$150,412

There are no significant initial costs incurred to obtain contracts with customers. Until January 31, 2025, the Company had a loyalty program under which customers earned one point for each wire transfer completed. Points are redeemed for a discounted wire transaction fee or a foreign exchange rate that is more favorable to the customer. Because the loyalty program benefits represent a future performance obligation, a portion of the initial consideration was recorded as deferred revenue loyalty program (see Note 9) and a corresponding loyalty program entry was recorded as contra revenue. Revenue from this performance obligation is recognized upon customers redeeming points or upon expiration of any points outstanding. Effective February 1, 2025, the loyalty program was terminated. Under the termination conditions, customers will be able to redeem their points through July 31, 2025. Any points not redeemed until that date, will expire automatically.

Except for the loyalty program discussed above, our revenues include only one performance obligation, which is to collect the consumer’s money and make funds available for payment, generally on the same day, to a designated recipient in the currency requested.

The Company also offers several other services, including money orders, and check cashing through its sending agents and Company-operated stores, for which revenue is derived from a fee per transaction. For substantially all of the Company’s revenues, the Company acts as principal in the transactions and reports revenue on a gross basis, because the Company controls the service at all times prior to transfer to the customer, is primarily responsible for fulfilling the customer contracts, has the risk of loss and has the ability to establish transaction prices. In addition, we generate revenue from our wires-as-a-service relationships with digital partners where we receive a fee for facilitating money transfers processed through our proprietary software systems, using our money transmitter licenses and payer network relationships, which are recognized at the time the transaction is processed. The Company acts as the agent for these transactions.

Wire transfers and money order fees include money order fees of $0.6 million for both the three months ended March 31, 2025 and 2024, respectively.

Index
NOTE 4 – ACCOUNTS RECEIVABLE AND AGENT ADVANCES RECEIVABLE, NET OF ALLOWANCE
Accounts Receivable

Accounts receivable represents primarily outstanding balances from sending agents for pending wire transfers or money orders from our customers. The outstanding balance of accounts receivable, net of allowance for credit losses, consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Accounts receivable	$135,121	$110,623
Allowance for credit losses	(4,095)	(3,546)
Accounts receivable, net	$131,026	$107,077

Agent Advances Receivable
Agent advances receivable, net of allowance for credit losses, from sending agents is as follows (in thousands):

	March 31, 2025	December 31, 2024
Agent advances receivable, current	$2,156	$2,260
Allowance for credit losses	(212)	(173)
Net current	$1,944	$2,087

Agent advances receivable, long-term	$2,355	$2,315
Allowance for credit losses	(125)	(117)
Net long-term	$2,230	$2,198

The net current portion of agent advances receivable is included in prepaid expenses and other current assets (see Note 5), and the net long-term portion is included in other assets (see Note 5) in the condensed consolidated balance sheets. At March 31, 2025 and December 31, 2024, there were $4.5 million and $4.6 million, respectively, of agent advances receivable collateralized by personal guarantees from sending agents and assets from their businesses in case of a default by the agent.

The maturities of agent advances receivable at March 31, 2025 are as follows (in thousands):

Outstanding Balance
Under 1 year	$2,156
Between 1 and 2 years	1,856
More than 2 years to 3 years	499
Total	$4,511

Allowance for Credit Losses
The changes in the allowance for credit losses related to accounts receivable and agent advances receivable are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning balance	$3,836	$2,794
Provision	2,066	1,595
Charge-offs	(1,757)	(1,847)
Recoveries	170	458
Other	117	(70)
Ending Balance	$4,432	$2,930

The allowance for credit losses allocated by financial instrument category is as follows (in thousands):

Index

	March 31, 2025	December 31, 2024
Accounts receivable	$4,095	$3,546
Agent advances receivable	337	290
Allowance for credit losses	$4,432	$3,836

NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid insurance	$778	$1,097
Prepaid fees and services	3,481	2,823
Agent incentive advances	2,586	2,494
Agent advances receivable, net of allowance	1,944	2,087
Prepaid marketing	298	502
Prepaid income taxes	158	119
Prepaid expenses and other current assets	1,316	1,876
	$10,561	$10,998

Other assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Revolving credit facility origination fees	$4,320	$4,576
Agent incentive advances	3,469	3,702
Agent advances receivable, net of allowance	2,230	2,198
Right-of-use assets, net	17,677	18,511
Funds held by seized banking entities, net of allowance	1,564	1,539
Other assets	1,527	1,672
	$30,787	$32,198

Prior to 2022, local banking regulators in Mexico resolved to close and liquidate a local financial institution, citing a lack of compliance with minimum capital requirements. The Company has approximately $5.4 million of exposure from deposits it held with this bank when it was closed. In accordance with the banking regulations in Mexico, large depositors such as the Company will be paid once the assets of the financial institution are liquidated. Currently, it is difficult to predict the length of the liquidation process or if the proceeds from the asset liquidation will be sufficient to recover any of the Company's funds on deposit. The Company maintains a valuation allowance of approximately $3.8 million as of March 31, 2025 in connection with the balance of deposits held by the financial institution as a result of its closure, which has not materially changed since 2022.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
Goodwill and the majority of intangible assets on the condensed consolidated balance sheets of the Company were recognized from business acquisition transactions. Intangible assets on the condensed consolidated balance sheets of the Company consist of agent relationships, trade names, developed technology and other intangible assets. Agent relationships, trade names and developed technology are amortized over their estimated useful lives of up to 15 years using an accelerated method that correlates with the projected realization of the benefit. The agent relationships intangible represents the network of independent sending agents; trade names refers to the Intermex, La Nacional, Amigo Paisano and I-Transfer names, branded on all applicable agent locations and well recognized in the market; and developed technology includes the state-of-the-art system that the Company has continued to develop and improve over the past 20 years. Other intangible assets relate to the acquisition of Company-operated stores, which are amortized on a straight line basis over 10 years, and non-competition agreements, which are amortized over the length of the agreement, typically 5 years. The determination of our intangible fair values includes several assumptions that are subject to various risks and uncertainties. Management believes it has made reasonable estimates and judgments concerning these risks and uncertainties, and no impairment charges were determined necessary to be recognized during the three months ended March 31, 2025.

Index

The following table presents the changes in goodwill and intangible assets (in thousands):

	Goodwill	Intangibles
Balance at December 31, 2024	$55,195	$26,847
Acquisition of agent locations	—	38
Amortization expense	—	(827)
Balance at March 31, 2025	$55,195	$26,058

Amortization expense related to intangible assets for the remainder of 2025 and thereafter is as follows (in thousands):

2025	$3,645
2026	3,753
2027	3,178
2028	2,696
2029	2,305
Thereafter	10,481
$26,058

NOTE 7 – LEASES
To conduct certain of our operations, the Company is a party to leases for office space, warehouses and Company-operated store locations and vehicles.

The presentation of right-of-use assets and lease liabilities in the condensed consolidated balance sheets is as follows (in thousands):

Leases	Classification	March 31, 2025	December 31, 2024
Assets
Right-of-use assets	Other assets(1)	$17,677	$18,511
Total leased assets		$17,677	$18,511

Liabilities
Current
Operating	Accrued and other liabilities	$6,392	$6,468
Noncurrent
Operating	Lease liabilities	17,493	18,582
Total Lease liabilities		$23,885	$25,050
(1) Operating right-of-use assets are recorded net of accumulated amortization of $14.0 million and $14.5 million as of March 31, 2025 and December 31, 2024, respectively.
Operating lease cost for the three months ended March 31, 2025 and 2024, was as follows (in thousands):

	Three Months Ended March 31,
Lease Cost	2025	2024
Operating lease cost (2)	$1,745	$1,802
(2) Operating lease cost is included in other selling, general and administrative expenses in the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2025 and 2024.

As of March 31, 2025 and December 31, 2024, the Company’s weighted-average remaining lease terms on its operating leases is 6.5 and 6.6 years, and the Company’s weighted-average discount rate is 6.32% and 6.31%, respectively, which is the Company’s incremental

Index

borrowing rate. The Company used its incremental borrowing rate for all leases, as none of the Company’s lease agreements provide a readily determinable implicit rate.

Lease Payments

Future minimum lease payments for assets under non-cancelable operating lease agreements with original terms of more than one year are as follows (in thousands):

2025	$5,218
2026	5,661
2027	4,046
2028	2,879
2029	2,305
Thereafter	9,807
Total lease payments	29,916
Less: Imputed interest	(6,031)
Present value of lease liabilities	$23,885

NOTE 8 – WIRE TRANSFERS AND MONEY ORDERS PAYABLE, NET
Wire transfers and money orders payable, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Wire transfers payable, net	$46,064	$22,437
Customer voided wires payable	34,527	32,583
Money orders payable	34,490	30,024
	$115,081	$85,044

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

Index
NOTE 9 – ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Commissions payable to sending agents	$17,925	$18,080
Accrued salaries and benefits	4,152	5,581
Accrued bank charges	1,960	1,839
Lease liability, current portion	6,392	6,468
Accrued professional fees	1,260	1,092
Accrued taxes	5,333	2,965
Deferred revenue loyalty program	2,039	2,692
Contingent consideration liability	1,158	1,158
Acquisition related liabilities	1,244	1,244
Accrued transaction costs	74	1,600
Other	6,440	4,715
	$47,977	$47,434

The following table shows the changes in the deferred revenue loyalty program liability (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning balance	$2,692	$4,771
Revenue deferred during the period	141	682
Revenue recognized during the period	(794)	(672)
Ending balance	$2,039	$4,781

NOTE 10 – DEBT
Debt consisted primarily of the following (in thousands):

	March 31, 2025	December 31, 2024
Revolving credit facility	$147,365	$156,600
Other	20	23
	$147,385	$156,623

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

Entering into the Second A&R credit agreement was accounted for as a debt modification. The unamortized portion of debt origination costs primarily related to the Second A&R Credit Agreement totaled approximately $4.3 million and $4.6 million at March 31, 2025 and December 31, 2024, respectively. Amortization of debt origination costs is included as a component of interest expense in the condensed consolidated statements of income and comprehensive income and amounted to approximately $0.3 million for both the three months ended March 31, 2025 and 2024, respectively.

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

The effective interest rate for the revolving credit facility was 2.57% for the three months ended March 31, 2025. The effective interest rates for the term loan facility and revolving credit facility were 8.70% and 1.93%, respectively, for the three months ended March 31, 2024.

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
Under the Second A&R Credit Agreement, the Company is required to maintain a quarterly minimum interest coverage ratio of 3.00:1.00 and a quarterly maximum consolidated leverage ratio of 3.50 with a step-up to 3.75 in the quarter during which the Company completes a material acquisition, in each case, as computed in accordance with the terms of the Second A&R Credit Agreement. As of March 31, 2025, we were in compliance with these covenants.

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

Index
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

The Company’s non-financial assets measured at fair value on a nonrecurring basis include goodwill and intangible assets. The determination of our intangible fair values is based on a discounted cash flows analysis that includes several assumptions and inputs to measure the economic benefit of these assets over their useful lives, such as the Company’s forecasted revenues, assumed turnover of agent locations, obsolescence assumptions for technology, market discount and royalty rates. These inputs are based on information not observable in the market and represent Level 3 measurements within the fair value hierarchy.

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

The Company’s financial liabilities include its revolving credit facility. The estimated fair value of the revolving credit facility would approximate book value given the payment schedule and interest rate structure, which approximates current market interest rates.

The following tables present the Company's financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3

Cash and cash equivalents	$151,764	$—	$—
Accounts receivable, net	—	131,026	—
Agent advances, net of allowance	—	4,174	—
Prepaid wires	—	32,577	—
Total assets	$151,764	$167,777	$—
Accounts payable	$—	$23,410	$—
Wire transfers and money orders payable	—	115,081	—
Revolving credit facility	—	147,365	—
Total liabilities	$—	$285,856	$—

	December 31, 2024
	Level 1	Level 2	Level 3

Cash and cash equivalents	$130,503	$—	$—
Accounts receivable, net	—	107,077	—
Agent advances, net of allowance	—	4,285	—
Prepaid wires	—	49,205	—
Total assets	$130,503	$160,567	$—
Accounts payable	$—	$19,520	$—
Wire transfers and money orders payable	—	85,044	—
Revolving credit facility	—	156,600	—
Total liabilities	$—	$261,164	$—

The following tables present the Company's assets measured at fair value on a non-recurring basis at the dates indicated (in thousands):

Index

	March 31, 2025	December 31, 2024

Goodwill	$55,195	$55,195
Intangible assets, net	26,058	26,847
	$81,253	$82,042

NOTE 12 – SHARE-BASED COMPENSATION
International Money Express, Inc. Omnibus Equity Compensation Plans

The International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (the “2020 Plan”) provides for the granting of stock-based incentive awards, including stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) to employees, certain service providers and independent directors of the Company. There are 3.7 million shares of the Company’s common stock approved for issuance under the 2020 Plan, which includes 0.4 million shares that were previously subject to awards granted under the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (the “2018 Plan” and together with the 2020 Plan, the “Plans”). Although awards remain outstanding under the 2018 Plan, which was terminated effective June 26, 2020, no additional awards may be granted under the 2018 Plan. As of March 31, 2025, 1.1 million shares remained available for future awards under the 2020 Plan.

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

Share-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The stock options issued under the Plans have 10-year terms and generally vest in four equal annual installments beginning one year after the date of the grant. The Company recognized compensation expense for stock options of approximately $44.4 thousand for the three months ended March 31, 2024 (none in the three months ended March 31, 2025), which is included in salaries and benefits in the condensed consolidated statement of income and comprehensive income. As of March 31, 2025, there is no unrecognized compensation expense related to stock options.

Index
A summary of stock option activity under the Plans during the three months ended March 31, 2025 is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2024	151,125	$12.13	4.36	$4.35
Granted	—	$—		$—
Exercised(1)	—	$—		$—
Forfeited	—	$—		$—
Expired	—	$—		$—
Outstanding at March 31, 2025	151,125	$12.13	4.11	$4.35

Exercisable at March 31, 2025(2)	151,125	$12.13	4.11	$4.35
(1) The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2024 was approximately $2.4 million (none in 2025).
(2) The aggregate fair value of all vested/exercisable options outstanding as of March 31, 2025 was $0.7 million, which was determined based on the market value of our stock as of that date.

Restricted Stock Units

The RSUs granted under the 2020 Plan to the Company’s employees or certain service providers generally vest in four equal annual installments beginning one year after the date of the grant, while RSUs issued to the Company’s independent directors generally vest on the one-year anniversary from the grant date. The Company recognized compensation expense for all RSUs of approximately $0.9 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively, which are included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. As of March 31, 2025, unrecognized compensation expense related to RSUs of approximately $9.3 million is expected to be recognized over a weighted-average period of 2.0 years.

A summary of RSU activity during the three months ended March 31, 2025 is presented below:

	Number of RSUs	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2024	432,316	$20.71
Granted(1)	254,575	$16.19
Vested	(95,515)	$19.99
Forfeited	(23,878)	$17.48
Outstanding (nonvested) at March 31, 2025	567,498	$18.81
(1) The aggregate fair value of all RSUs granted during the three months ended March 31, 2025 was approximately $4.1 million.

Share Awards

During the three months ended March 31, 2024, 911 fully vested shares were granted to the Lead Independent Director and Chairs of the Committees of the Board of Directors. The Company recognized compensation expense for the share awards of $20.1 thousand for the three months ended March 31, 2024 (none in 2025), which are included in salaries and benefits in the condensed consolidated statement of income and comprehensive income. Effective in the second quarter of 2024, the grant of share awards to certain of the Company's independent directors was replaced with the grant of RSAs as described below.

Restricted Stock Awards

The RSAs issued under the 2020 Plan to the Company’s employees generally vest in four equal annual installments beginning one year after the date of grant, while RSAs issued to certain of the Company’s independent directors vest at the end of the three-month calendar quarter in which the grant is made. The Company recognized compensation expense for RSAs granted of $0.5 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively, which is included in salaries and benefits in the condensed consolidated

Index
statements of income and comprehensive income. As of March 31, 2025, there was $5.0 million of unrecognized compensation expense related to RSAs, which is expected to be recognized over a weighted-average period of 2.0 years.

A summary of RSA activity during the three months ended March 31, 2025 is presented below:

	Number of RSAs	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2024	227,518	$20.65
Granted(1)	121,825	$18.43
Vested	(90,508)	$19.14
Forfeited	—	$—
Outstanding (nonvested) at March 31, 2025	258,835	$20.13
(1) The aggregate fair value of all RSAs granted during the three months ended March 31, 2025 was approximately $2.2 million.

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

The Company recognized compensation expense for PSUs of $0.3 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively, which is included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. As of March 31, 2025, there was $2.3 million of unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted-average period of 1.8 years.

A summary of PSU activity during the three months ended March 31, 2025 is presented below:

	Number of PSUs	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2024	321,530	8.77	$21.88
Granted	—		$—
Vested	—		$—
Forfeited	—		$—
Outstanding (nonvested) at March 31, 2025	321,530	8.53	$21.88

NOTE 13 – EQUITY
On August 18, 2021, the Company’s Board of Directors approved a stock repurchase program that authorizes the Company to purchase up to $40.0 million of outstanding shares of the Company’s common stock and which was increased on March 3, 2023 to an additional $100.0 million and on August 26, 2024 to an additional $63.8 million of its outstanding shares (the “Repurchase Program”). Under the Repurchase Program, the Company is authorized to repurchase shares from time to time in accordance with applicable laws, both on the open market and in privately negotiated transactions and may include the use of derivative contracts or structured share repurchase agreements. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of the Company’s common stock and the nature of other investment opportunities. The Repurchase Program may be limited, suspended or discontinued at any time without prior notice. The Repurchase Program does not have an expiration date. The Second A&R Credit Agreement permits the Company to make restricted payments (including share repurchases, among others), (i) without limitation so long as the Consolidated Leverage Ratio (as defined in the Second A&R Credit Agreement), as of the then most recently completed four fiscal quarters of the Company, after giving pro forma effect to such restricted payments, is 2.50:1.00 or less, (ii) that do not exceed, in the aggregate during any fiscal year, the greater of (x) $30.3 million and (y) 25.00% of Consolidated EBITDA (as defined in the Second A&R

Index
Credit Agreement) for the then most recently completed four fiscal quarters of the Company and (iii) to repurchase Company common stock from current or former employees in an aggregate amount of up to $15.0 million per calendar year.

The Company accounts for purchases of treasury stock under the cost method. Any direct costs incurred to acquire treasury stock are considered stock issue costs and added to the cost of the treasury stock. Separately from the Repurchase Program, on March 12, 2025 the Company entered into an agreement with Latin-American Investment Holdings Inc., a related party, for the purchase of 100,000 shares of the Company's common stock for a total purchase price of $1.3 million, in a privately-negotiated transaction. During the three months ended March 31, 2025, including the shares previously mentioned, the Company purchased 367,873 shares for an aggregate purchase price of $5.0 million. During the three months ended March 31, 2024, the Company purchased 1,124,476 shares for an aggregate purchase price of $23.4 million. As of March 31, 2025, there was $59.5 million available for future share repurchases under the Repurchase Program.

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

Below are basic and diluted earnings per share for the periods indicated (in thousands, except for share data):

	Three Months Ended March 31,
	2025	2024

Net income	$7,769	$12,106

Shares:
Weighted-average common shares outstanding – basic	30,587,949	33,675,441
Effect of dilutive securities
RSUs	97,342	113,534
Stock options	44,316	237,985
RSAs	53,495	58,380
PSUs	48,531	103,474
Weighted-average common shares outstanding – diluted	30,831,633	34,188,814

Earnings per common share – basic	$0.25	$0.36
Earnings per common share – diluted	$0.25	$0.35

As of March 31, 2025, there were approximately 300.3 thousand RSUs and 168.0 thousand RSAs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.

As of March 31, 2024, there were approximately 77.9 thousand PSUs, 202.8 thousand RSUs and 108.3 thousand RSAs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.

As discussed in Note 13, the Company repurchased 367,873 shares and 1,124,476 shares of its common stock in the three months ended March 31, 2025 and 2024, respectively. The effect of these repurchases on the Company’s weighted-average shares outstanding for the three months ended March 31, 2025 and 2024 was a reduction of 69,236 shares and 386,747 shares, respectively, due to the timing of the repurchases.

Index
NOTE 15 – INCOME TAXES
A reconciliation between the income tax provision at the U.S. statutory tax rate and the Company’s income tax provision on the condensed consolidated statements of income and comprehensive income is below (in thousands, except for tax rates):

	Three Months Ended March 31,
	2025	2024
Income before income taxes	$11,375	$16,884
U.S statutory tax rate	21%	21%
Income tax expense at statutory rate	2,389	3,546

State tax expense, net of federal benefit	867	1,229
Foreign tax rates different from U.S. statutory rate	99	19
Non-deductible expenses	173	224
Stock compensation	97	(250)
Other	(19)	10
Total income tax provision	$3,606	$4,778

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

Our income tax provision includes the expected benefit of all deferred tax assets, including our net operating loss carryforwards. With certain exceptions, these net operating loss carryforwards will expire from 2030 through 2037 for federal losses, from 2028 through 2038 for state losses, and from 2038 through 2044 for foreign losses. After consideration of all evidence, both positive and negative, management has determined that no valuation allowance is required at March 31, 2025 on the Company’s U.S. federal or state deferred tax assets; however, a valuation allowance has been recorded at March 31, 2025 on deferred tax assets associated with Canadian, Spanish, Italian, German, Dutch and British net operating loss carryforwards as these foreign subsidiaries have a history of incurring taxable losses in recent years. The valuation allowance will be maintained until sufficient positive evidence exists to support their future realization. Utilization of the Company’s net operating loss carryforwards is subject to limitation under Internal Revenue Code Section 382 and similar tax provisions in the foreign jurisdictions in which we operate.

As presented in the income tax reconciliation above, the tax provision recognized on the condensed consolidated statements of income and comprehensive income was impacted by state taxes, non-deductible officer compensation and share-based compensation tax expense, and foreign tax rates applicable to the Company’s foreign subsidiaries that are higher or lower than the U.S. statutory rate. Our effective state tax rate for the three months ended March 31, 2025 was higher than our effective state tax rate for the three ended March 31, 2024. The increase in our effective state tax rate is primarily a result of lower share-based compensation tax benefits.

NOTE 16 – SEGMENT REPORTING
The Company is a leading global omnichannel money remittance services company focused primarily on the U.S. to LAC corridor, which includes Mexico, Central and South America and the Caribbean. We also provide our remittances services to Africa and Asia from the United States and offer sending services from Canada to Latin America and Africa, as well as remittance services from Spain, Italy, the United Kingdom and Germany to Africa, Asia, Europe and Latin America. The Company has identified one operating and reportable segment. The Company defines its segment on the basis of the way in which internally reported financial information is regularly reviewed by the Company’s chief operating decision maker (the “CODM”) to analyze financial performance, make decisions, and allocate resources.

The Company’s CODM is Robert Lisy, Chairman, Chief Executive Officer and President. The CODM uses the Company’s consolidated financial results as a basis for making key operating decisions. Examples of key operating decisions include entering new markets, stock repurchases, and managing liquidity. The CODM considers Net Income as one of the relevant metrics in his decision making process.

The table below provides information about the Company's measure of segment performance and significant expense categories:

Index

	Three Months Ended March 31,
	2025	2024
Revenues:
Wire transfer and money order fees, net	$120,167	$126,921
Foreign exchange gain, net	20,181	20,346
Other income	3,962	3,145
Total revenues	144,310	150,412

Less:
Agent commissions	61,163	64,137
Payer commissions	23,811	25,116
Bank charges and fees	6,594	6,014
Salaries and benefits	18,288	18,106
Other segment items (1)	13,209	12,620
Provision for credit losses	2,066	1,595
Restructuring costs	306	—
Transaction costs	1,169	10
Depreciation and amortization	3,629	3,228
Total operating expenses	130,235	130,826

Operating income	14,075	19,586

Interest expense	2,700	2,702

Income before income taxes	11,375	16,884

Income tax provision	3,606	4,778

Net income	$7,769	$12,106
(1) Other segment items included in segment net income is primarily composed of other selling, general and administrative expenses, transaction processing costs, and other overhead expenses.

NOTE 17 – COMMITMENTS AND CONTINGENCIES
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

Regulatory Requirements

Pursuant to applicable licensing laws, certain domestic and foreign subsidiaries of the Company are required to maintain minimum tangible net worth and liquid assets (eligible securities) to cover the amount outstanding of wire transfers and money orders payable. As of March 31, 2025, the Company’s subsidiaries were in compliance with these requirements.

Index
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report on Form 10-Q, as well as our Audited Consolidated Financial Statements and related Notes and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2024. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q, including “Risk Factors,” which are incorporated in the MD&A by reference. See “Special Note Regarding Forward-Looking Statements” for additional factors relating to such statements, and see “Risk Factors” in the documents that we have filed with or furnished to the SEC for a discussion of certain risk factors applicable to our business, financial condition and results of operations. Past operating results are not necessarily indicative of operating results in any future periods.

Overview
We are a leading global omnichannel money remittance services company focused primarily on the United States of America (“United States” or “U.S.”) to Latin America and the Caribbean (“LAC”) corridor, which includes Mexico, Central and South America and the Caribbean. In recent years, we expanded our services to allow remittances to Africa and Asia from the United States and also began offering sending services from Canada to Latin America and Africa. Also, through our recent acquisitions we now provide remittance services from Spain, Italy, the United Kingdom and Germany to Africa, Asia and Latin America. We utilize our proprietary technology to deliver convenient, reliable and value-added services to consumers through a broad network of sending and paying agents. Our remittance services, which include a comprehensive suite of ancillary financial processing solutions and payment services, are available in all 50 states in the U.S., Washington D.C., Puerto Rico and 13 provinces in Canada, as well as in certain locations in Spain, Italy, Germany and the United Kingdom, where consumers can send money to beneficiaries in more than 60 countries in LAC, Europe, Africa and Asia. Our services are accessible in person through over 100,000 independent sending and paying agents and 116 Company-operated stores, as well as digitally through the Internet via our websites and mobile device applications. Additionally, our product and service portfolio include online payment options, pre-paid debit cards and direct deposit payroll cards, which may present different cost, demand, regulatory and risk profiles relative to our core money remittance business.

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

Our money remittance services enable consumers to send funds through our broad network of locations in the United States, Canada, Spain, Italy, Germany and the United Kingdom that are primarily operated by third-party businesses, as well as by Company-operated stores located in those jurisdictions. Transactions are processed and payment is collected by our agents (“sending agent(s)”) and those funds become available for pickup by the beneficiary at the designated destination, usually within minutes, at any Intermex payer location (“paying agent(s)”). We refer to our sending agents and our paying agents collectively as agents. In addition, our services are offered digitally through the Internet via our websites (intermexonline.com and online.i-transfer.es) and mobile device applications. For the three months ended March 31, 2025, we have grown our agent network by approximately 0.5%. For the three months ended March 31, 2025, principal amount sent increased by approximately 3.7% to $5.6 billion, as compared to the same period in 2024, and total remittances processed were approximately 12.8 million, representing a decrease of approximately 5.2%, as compared to the same period in 2024 primarily related to decreased volume generated that we attribute to a change in consumer behavior with a lower number of money transfers combined with a higher principal sent per transaction, which was partially offset by increased volume generated by our digital channels and European subsidiaries.

Current political conditions in the United States have resulted in high levels of volatility in the market as well as uncertainty as to the economic and financial impacts of recent economic, trade and immigration enforcement actions taken by the current administration on the U.S., as well as foreign countries, including those that are a destination for money transfers or in which we currently operate. In addition, political, social and economic conditions in key Latin American markets continue to exhibit instability, as evidenced by higher interest

Index
rates, high unemployment rates, restricted lending activity, higher inflation, volatility in foreign currencies and low consumer confidence, among other economic, political and market factors.

Restructuring costs
During 2024, the Company started executing a restructuring plan primarily related to certain of its foreign operations and La Nacional. These restructuring costs are part of the Company's restructuring plan, for which the objectives are to reorganize the workforce, streamline operational processes, integrate technology functionality, and to develop efficiencies within the Company. For the three months ended March 31, 2025, the Company incurred approximately $0.3 million in expenses for a reduction of workforce in certain locations. These expenses primarily consisted of severance payments and related benefits, which are included in restructuring costs in the condensed consolidated statement of income and comprehensive income.
The Company paid out all of the above charges during the three months ended March 31, 2025 and has a liability of $69 thousand relating to other charges incurred in 2024 recorded in accrued and other liabilities in the condensed consolidated balance sheet as of March 31, 2025.
As a result of implementing this strategy, the Company expects to reduce compensation expense and certain facilities related charges in an amount of approximately $2.0 million a year. The anticipated effect of this reduction in expenses will be primarily realized during the second half of 2025. In addition, the Company does not expect that the execution of this strategy will result in any material reduction of revenues or increase of its ongoing operating expenses.
Key Factors and Trends Affecting our Business
Various trends and other factors have affected and may continue to affect our business, financial condition and operating results, including, but not limited to:

•changes in immigration laws and their enforcement, including any adverse effects on the level of immigrant employment, earning potential, and other commercial activities;
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

Index
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

We have encountered and continue to expect to encounter increasing competition as new electronic platforms emerge that enable consumers to send and receive money through a variety of channels. Regardless, we continue to innovate in the industry by differentiating our money remittance business through programs to foster loyalty among agents as well as consumers and have expanded our channels through which our services are accessed to include online and mobile offerings which are experiencing higher consumer adoption. We are making a significant investment during 2025 and thereafter to increase our penetration of the digital market, to add digital customers, enhance our digital offerings and increase digital revenues, while maintaining and continuing to develop our retail service offerings. Although we believe that investment in our digital business should provide significant financial benefits in the mid to long term timeframes, these investments are likely, in the shorter term, to adversely affect our results of operation.

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

Current political conditions in the United States have resulted in high levels of volatility in the market as well as uncertainty as to the economic and financial impacts of recent economic, trade and immigration enforcement actions taken by the current administration on the U.S., as well as foreign countries, including those that are a destination for money transfers or in which we currently operate. In addition, political, social and economic conditions in key Latin American markets continue to exhibit instability, as evidenced by higher interest rates, high unemployment rates, restricted lending activity, higher inflation, volatility in foreign currencies and low consumer confidence, among other economic, political and market factors. Our business has generally been resilient during times of economic instability as money remittances are essential to many recipients, with the funds used by the receiving parties for their daily needs; however, prolonged volatility in the market, continued global economic and geopolitical uncertainty, and long-term sustained appreciation of the Mexican peso or Guatemalan quetzal as compared to the U.S. dollar could negatively affect our revenues and profitability.

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

Index
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

Revenues
Transaction volume is the primary generator of revenue in our business. Revenue on transactions is derived primarily from transaction fees paid by consumers to transfer money. Revenues per transaction vary based upon send and receive locations and the amount sent. In certain transactions involving different send and receive currencies, we generate foreign exchange gains based on the difference between the set exchange rate charged by us to the sender and the rate available to us in the wholesale foreign exchange market. Also, we generate revenues from technology services provided to the independent network of agents and other service partners that utilize the Company’s technology in processing transactions paid by credit or debit card, check cashing services and maintenance fees, for which revenue is derived by a fee per transaction. In addition, we generate revenue from our “wires-as-a-service” contracts with digital partners under which we receive fees for facilitating money transfers processed through our proprietary software systems, as well as using our money transmitter licenses and payer network relationships.

Operating Expenses
Service Charges from Agents and Banks

Service charges primarily consist of sending and paying agent commissions and bank fees. Service charges vary based on agent commission percentages and the amount of fees charged by the banks. Sending agents earn a commission on each transaction they process of approximately 50% of the transaction fee. Service charges may increase if banks or payer organizations increase their fee structure or sending agents use higher fee methods to remit funds to us. Service charges also vary based on the method the consumer selects to send the transfer and the payer organization that facilitates the transaction. Also, service charges include transaction costs paid to third parties in connection with money transfers processed through our digital channels.

Salaries and Benefits

Salaries and benefits include cash and share-based compensation associated with our corporate employees and sales team as well as employees at our Company-operated stores. Corporate employees include management, customer service, compliance, information technology, operations, finance, legal and human resources. Our sales team, located throughout the United States, Canada, Spain and Italy, is focused on supporting and growing our sending agent network. Share-based compensation is primarily recognized as an expense on a straight-line basis over the requisite service period. Unrecognized compensation expense related to restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) of approximately $16.6 million is expected to be recognized over a weighted-average period of 2.0 years.

Other Selling, General and Administrative

General and administrative expenses primarily consist of fixed overhead expenses associated with our operations, including our Company-operated stores, such as information technology, telecommunications, rent, insurance, professional services, non-income or indirect taxes, facilities maintenance, provision for credit losses, selling expenses, public company reporting requirements, regulatory

Index
compliance requirements and other similar types of operating expenses. Selling expenses include expenses such as advertising and promotion, digital marketing, shipping, supplies and other expenses associated with serving and increasing our customer base, digital channel offerings and network of agents.

Restructuring Costs

We incurred costs associated with restructuring plans primarily related to our foreign operations and La Nacional. These costs included all internal and external costs directly related with the restructuring and consist primarily of severance payments, write-off of assets and certain legal and professional fees.

Transaction Costs

We incurred transaction costs associated with completed and potential acquisitions. These costs included all internal and external costs directly related to the transactions, consisting primarily of legal, consulting, accounting and advisory fees and certain incentive bonuses. Due to their significance, they are presented separately in our condensed consolidated statements of income and comprehensive income. Transaction costs also include internal and external costs related to the Board’s evaluation of strategic alternatives.

Depreciation and Amortization

Depreciation and amortization largely consists of depreciation of computer equipment and amortization of software that supports our technology platform. In addition, it includes amortization of intangible assets primarily related to our agent relationships, trade names and developed technology.

Non-Operating Expenses
Interest Expense

Interest expense consists primarily of interest associated with our debt, which consists of a revolving credit facility. The effective interest rate for the three months ended March 31, 2025 for the revolving credit facility was 2.57%.

Income tax provision

Our income tax provision includes the expected benefit of all deferred tax assets, including our net operating loss carryforwards. After consideration of all evidence, both positive and negative, management has determined that no valuation allowance is required at March 31, 2025 on the Company’s U.S. federal or state deferred tax assets; however, a valuation allowance has been recorded as of March 31, 2025 on deferred tax assets associated with foreign net operating loss carryforwards. Our income tax provision reflects the effects of state taxes, non-deductible expenses, share-based compensation expense, and foreign tax rates applicable to the Company’s foreign subsidiaries that are higher or lower than the U.S. statutory rate.

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

Segments
Our business is organized around one reportable segment that provides money transmittal services primarily between the United States and Canada, and certain countries in Europe to Mexico, Guatemala and other countries in Latin America, Africa, Asia and Europe through a network of authorized agents located in various unaffiliated retail establishments and 116 Company-operated stores throughout the United States, Canada, Spain, Italy, Germany and the United Kingdom, as well as digitally through the Internet via our websites and mobile device applications. This is based on the objectives of the business and how our chief operating decision maker, the CEO and President, monitors operating performance and allocates resources.

Index
Results of Operations
The following table summarizes the key components of our results of operations for the periods indicated:

	Three Months Ended March 31,
(in thousands, except for share data)	2025	2024
Revenues:
Wire transfer and money order fees, net	$120,167	$126,921
Foreign exchange gain, net	20,181	20,346
Other income	3,962	3,145
Total revenues	144,310	150,412

Operating expenses:
Service charges from agents and banks	93,788	97,934
Salaries and benefits	18,288	18,106
Other selling, general and administrative expenses	10,989	9,953
Provision for credit losses	2,066	1,595
Restructuring costs	306	—
Transaction costs	1,169	10
Depreciation and amortization	3,629	3,228
Total operating expenses	130,235	130,826

Operating income	14,075	19,586

Interest expense	2,700	2,702

Income before income taxes	11,375	16,884

Income tax provision	3,606	4,778

Net income	$7,769	$12,106

Earnings per common share:
Basic	$0.25	$0.36
Diluted	$0.25	$0.35

Index

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Revenues
Revenues for the above periods are presented below:

($ in thousands)	Three Months Ended March 31, 2025	% of Revenues	Three Months Ended March 31, 2024	% of Revenues
Revenues:
Wire transfer and money order fees, net	$120,167	83%	$126,921	84%
Foreign exchange gain, net	20,181	14%	20,346	14%
Other income	3,962	3%	3,145	2%
Total revenues	$144,310	100%	$150,412	100%

Wire transfer and money order fees, net of $120.2 million for the three months ended March 31, 2025 decreased by $6.7 million, or 5.3%, from $126.9 million for the three months ended March 31, 2024. The decrease was primarily due to a decrease in transaction volume processed through our retail network of sending agents and Company-operated stores in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, which we primarily attribute to a change in consumer behavior of sending a lower number of money transfers combined with a higher principal sent per transaction. Therefore, the lower number of wire transfers sent resulted in lower fees paid by consumers. As noted in the overview section above, for the three months ended March 31, 2025, principal amount sent increased by approximately 3.7% to $5.6 billion, as compared to the same period in 2024.

Revenues from foreign exchange gain, net of $20.2 million for the three months ended March 31, 2025 decreased slightly by $0.1 million, or 0.5%, from $20.3 million for the three months ended March 31, 2024. This decrease was primarily due to lower transaction volume, offset by a higher foreign exchange spread on money transfers sent to certain countries in the LAC and a higher average principal amount sent per transaction to countries such as Mexico and Guatemala as a result of the factors mentioned above.

Other income of $4.0 million for the three months ended March 31, 2025 increased by $0.9 million, or 29.0%, from $3.1 million for the three months ended March 31, 2024 primarily due to the effect of higher fees related to increased activity of our wires-as-a-service relationships, as well as higher revenues primarily as a result of an increase of the base fees charged on money transfers and money orders deemed abandoned property.

Operating Expenses
Operating expenses for the above periods are presented below:

($ in thousands)	Three Months Ended March 31, 2025	% of Revenues	Three Months Ended March 31, 2024	% of Revenues
Operating expenses:
Service charges from agents and banks	$93,788	65%	$97,934	65%
Salaries and benefits	18,288	13%	18,106	12%
Other selling, general and administrative expenses	10,989	8%	9,953	7%
Provision for credit losses	2,066	1%	1,595	1%
Restructuring costs	306	NM	—	—
Transaction costs	1,169	1%	10	NM
Depreciation and amortization	3,629	3%	3,228	2%
Total operating expenses	$130,235	90%	$130,826	87%

NM - Amounts round to less than 1%.

Service charges from agents and banks — Service charges from agents and banks were $93.8 million for the three months ended March 31, 2025 compared to $97.9 million for the three months ended March 31, 2024. The decrease of $4.1 million, or 4.2%, was primarily due to the decrease in transaction volume described above.

Index
Salaries and benefits — Salaries and benefits of $18.3 million for the three months ended March 31, 2025 increased by $0.2 million, or 1.1%, from $18.1 million for the three months ended March 31, 2024. The increase is primarily attributable to increased wages and payroll taxes due to annual merit increases.

Other selling, general and administrative expenses — Other selling, general and administrative expenses of $11.0 million for the three months ended March 31, 2025 increased by $1.0 million, or 10.0%, from $10.0 million for the three months ended March 31, 2024.

The increase was primarily the result of:

•$0.7 million - increase in advertising related expenses primarily as a result of campaigns to promote our digital channel services; and
•$0.5 million - higher IT related expenses incurred to sustain our business expansion and to improve our technology environment.

Provision for credit losses — Provision for credit losses of $2.1 million for the three months ended March 31, 2025 increased by $0.5 million, or 31.3%, from $1.6 million for the three months ended March 31, 2024. The increase is primarily due to a higher average balance outstanding of receivable balances from sending agents during the period, and a slight increase in write-offs of receivable balances primarily as a result of sending agents that were not able to pay in accordance with the original terms of their agreements with us and are, accordingly, subject to our normal collection procedures.

Restructuring costs — Restructuring costs of $0.3 million for the three months ended March 31, 2025 included primarily severance costs related to the restructuring of La Nacional and our foreign operations.

Transaction Costs — Transaction Costs of $1.2 million for the three months ended March 31, 2025 consist primarily of financial advisory fees as well as other professional fees and legal fees incurred in connection with the Company's evaluation of strategic alternatives.

Depreciation and amortization — Depreciation and amortization of $3.6 million for the three months ended March 31, 2025 increased by $0.4 million from $3.2 million or 12.5%, for the three months ended March 31, 2024. The increase is primarily the result of higher depreciation associated with additional software developed and computer equipment acquired to support our digital business expansion initiatives and sending agent network. These increases were partially offset by a decrease of approximately $0.3 million in amortization related to our trade names, developed technology and agent relationships during the three months ended March 31, 2025, as these intangibles are being amortized on an accelerated basis, which declines over time.

Non-Operating Expenses
Interest expense — Interest expense of $2.7 million for the three months ended March 31, 2025 remained flat, from $2.7 million for the three months ended March 31, 2024.

Income tax provision — Income tax provision was $3.6 million for the three months ended March 31, 2025, which represents a decrease of $1.2 million from an income tax provision of $4.8 million for the three months ended March 31, 2024. The decrease in income tax provision was mainly attributable to a decrease in income before taxes primarily due to the factors discussed above.

Net Income
We reported Net Income of $7.8 million for the three months ended March 31, 2025 compared to Net Income of $12.1 million for the three months ended March 31, 2024, which resulted in a decrease of $4.3 million, or 35.5%, due to the same factors discussed above.

Earnings Per Share
Earnings per Share - Basic for the three months ended March 31, 2025 was $0.25, representing a decrease of $0.11, or 30.6%, compared to $0.36 for the three months ended March 31, 2024.

Earnings per Share - Diluted for the three months ended March 31, 2025 was $0.25, representing a decrease of $0.10, or 28.6%, compared to $0.35 for the three months ended March 31, 2024.

The decrease in both basic and diluted EPS largely reflect the decrease in net income discussed above and a reduced share count as a result of the stock repurchases.

Non-GAAP Financial Measures

Index
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
Adjusted Net Income and Adjusted Earnings per Share
Adjusted Net Income is defined as Net Income adjusted to add back certain charges and expenses, such as non-cash amortization of certain intangible assets resulting from business and asset acquisition transactions, which will recur in future periods until these assets have been fully amortized, non-cash compensation costs and other items set forth in the table below, as these charges and expenses are not considered a part of our core business operations and are not an indicator of ongoing, future company performance.

Adjusted Earnings per Share - Basic and Diluted is calculated by dividing Adjusted Net Income by GAAP weighted-average common shares outstanding (basic and diluted).
Adjusted Net Income for the three months ended March 31, 2025 was $10.9 million, representing a decrease of $3.8 million, or 25.9%, from Adjusted Net Income of $14.7 million for the three months ended March 31, 2024. The decrease in Adjusted Net Income was primarily due to the decrease in Net Income as discussed above, partially offset by the higher net effect of the adjusting items detailed in the table below.

Index
The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted Net Income:

	Three Months Ended March 31,
(in thousands, except for per share data)	2025	2024
Net Income	$7,769	$12,106
Adjusted for:
Share-based compensation (a)	2,112	2,153
Restructuring costs (b)	306	—
Transaction costs (c)	1,169	10
Other charges and expenses (d)	327	437
Amortization of intangibles (e)	711	977
Income tax benefit related to adjustments (f)	(1,466)	(1,012)
Adjusted Net Income	$10,928	$14,671

Adjusted Earnings per Share
Basic	$0.36	$0.44
Diluted	$0.35	$0.43

Weighted-average common shares outstanding
Basic	30,587,949	33,675,441
Diluted	30,831,633	34,188,814

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
(d)Represents primarily loss on disposal of fixed assets.
(e)Represents the amortization of certain intangible assets that resulted from business and asset acquisition transactions.
(f)Represents the current and deferred tax impact of the taxable adjustments to Net Income using the Company’s blended federal and state tax rate for each period. Relevant tax-deductible adjustments include all adjustments to Net Income.

Adjusted Earnings per Share - Basic and Diluted (previously defined and used as described above) are as follows:

Adjusted Earnings per Share - Basic for the three months ended March 31, 2025 was $0.36, representing a decrease of $0.08, or 18.2%, compared to $0.44 for the three months ended March 31, 2024. The decrease in Adjusted Earnings per Share - Basic was primarily due to the decrease in Net Income, partially offset by the effect of a lower weighted average common shares total for the period due to stock repurchases as well as the higher net effect of the adjusting items detailed in the table above.

Adjusted Earnings per Share - Diluted for the three months ended March 31, 2025 was $0.35, representing a decrease of $0.08, or 18.6%, compared to $0.43 for the three months ended March 31, 2024. The decrease in Adjusted Earnings per Share - Diluted was

Index
primarily due to the decrease in Net Income, partially offset by the effect of a lower weighted average common shares total for the period due to stock repurchases as well as the higher net effect of the adjusting items detailed in the table above.

The following table presents the reconciliation of Earnings per Share, our closest GAAP measure, to Adjusted Earnings per Share:

	Three Months Ended March 31,
	2025		2024
	Basic	Diluted	Basic	Diluted
Earnings per Share	$0.25	$0.25	$0.36	$0.35
Adjusted for:
Share-based compensation	0.07	0.07	0.06	0.06
Restructuring costs	0.01	0.01	—	—
Transaction costs	0.04	0.04	NM	NM
Other charges and expenses	0.01	0.01	0.01	0.01
Amortization of intangibles	0.02	0.02	0.03	0.03
Income tax benefit related to adjustments	(0.05)	(0.05)	(0.03)	(0.03)
Adjusted Earnings per Share	$0.36	$0.35	$0.44	$0.43

NM - Per share amounts are not meaningful.
The table above may contain slight summation differences due to rounding.

Adjusted EBITDA

Adjusted EBITDA (previously defined and used as described above) for the three months ended March 31, 2025 was $21.6 million, representing a decrease of $3.8 million, or 15.0%, from $25.4 million for the three months ended March 31, 2024. The decrease in Adjusted EBITDA was primarily due to the decrease in Net Income as discussed above, partially offset by the higher net effect of the adjusting items detailed in the table below.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net Income	$7,769	$12,106
Adjusted for:
Interest expense	2,700	2,702
Income tax provision	3,606	4,778
Depreciation and amortization	3,629	3,228
EBITDA	17,704	22,814
Share-based compensation (a)	2,112	2,153
Restructuring costs (b)	306	—
Transaction costs (c)	1,169	10
Other charges and expenses (d)	327	437
Adjusted EBITDA	$21,618	$25,414

(a)Represents share-based compensation relating to equity awards granted primarily to employees and independent directors of the Company.
(b)Represents primarily severance, write-off of assets and legal and professional fees related to the execution of restructuring plans.
(c)Represents primarily financial advisory, professional and legal fees related to business acquisition transactions and strategic alternatives.
(d)Represents primarily loss on disposal of fixed assets.

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

We have funded and still expect to continue funding our liquidity requirements through internally generated funds, supplemented in the ordinary course, with borrowings under our revolving credit facility. We maintain a strong cash and cash equivalents balance position and have access to committed funding sources, which we have used only on an ordinary course basis during the three months ended March 31, 2025. Therefore, we believe that our current cash and cash equivalents position, as well as projected cash flows generated from operations, together with borrowings under our revolving credit facility are sufficient to fund our principal and interest payments, lease expenses, our working capital needs, our business acquisitions, our expected capital expenditures and projected common stock repurchases in the short and long terms.

Credit Agreement

The Company and certain of its subsidiaries are party to a Second Amended and Restated Credit Agreement (the “Second A&R Credit Agreement”) with a group of banking institutions, which amended and restated in its entirety the A&R Credit Agreement. The Second A&R Credit Agreement provides for a new $425.0 million, multi-currency, revolving credit facility and an uncommitted incremental facility, which may be utilized for additional term and revolving loans of up to $100.0 million. The Second A&R Credit Agreement also provides for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The maturity date of the Second A&R Credit Agreement is August 29, 2029. Borrowings under the Second A&R Credit Agreement are available for general corporate purposes to support the Company’s growth, as well as to fund share repurchases.

As of March 31, 2025, there were $147.4 million of outstanding amounts drawn on the revolving credit facility. There were $377.6 million of additional borrowings available under this facility as of March 31, 2025.

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

The effective interest rate for the three months ended March 31, 2025 for the revolving credit facility was 2.57%.

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

Index
Under the Second A&R Credit Agreement, the Company is required to maintain a quarterly minimum interest coverage ratio of 3.00:1.00 and a quarterly maximum consolidated leverage ratio of 3.50 with a step-up to 3.75 in the quarter during which the Company completes a material acquisition, in each case, as computed in accordance with the terms of the Second A&R Credit Agreement.

As of March 31, 2025, we were in compliance with the covenants of the Second A&R Credit Agreement that require the Company to maintain a quarterly minimum interest coverage ratio of 3.00:1.00 and a quarterly maximum consolidated leverage ratio of 3.50:1.00.

Our indebtedness could adversely affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations. See “Risk Factors—Risks Relating to Our Indebtedness” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The Company accounts for purchases of treasury stock under the cost method. Any direct costs incurred to acquire treasury stock are considered stock issue costs and added to the cost of the treasury stock. During the three months ended March 31, 2025, including the shares purchased in the privately-negotiated transaction described below, the Company purchased 367,873 shares for an aggregate purchase price of $5.0 million. During the three months ended March 31, 2024, the Company purchased 1,124,476 shares for an aggregate purchase price of $23.4 million. As of March 31, 2025, there was $59.5 million available for future share repurchases under the Repurchase Program.

Privately-Negotiated Share Repurchase Transaction

On March 12, 2025, the Company entered into an agreement with Latin-American Investment Holdings Inc., a related party, for the purchase of 100,000 shares of the Company’s common stock for a total purchase price of $1.3 million, or a per share price of $13.30 (reflecting a discount of 2.6% from the last reported sale price as reported on the Nasdaq Stock Market of the Company’s Common Stock on March 10, 2025), in a privately-negotiated transaction.

Operating Leases

We are party to operating leases for office space, warehouses and Company-operated store locations and vehicles, which we use as part of our day-to-day operations. Operating lease expenses were $1.7 million and $1.8 million for the three months ended March 31, 2025 and 2024, respectively, which we expect to be consistent throughout the year. We have not entered into finance lease commitments. For additional information on operating lease obligations, refer to Note 7, Leases, to the Condensed Consolidated Financial Statements.

Index
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024
Statements of Cash Flows Data:
Net cash provided by operating activities	$41,282	$48,236
Net cash used in investing activities	(5,313)	(13,480)
Net cash used in financing activities	(15,145)	(55,064)
Effect of exchange rate changes on cash and cash equivalents	437	(100)
Net increase (decrease) in cash and cash equivalents	21,261	(20,408)

Cash and cash equivalents, beginning of period	130,503	239,203
Cash and cash equivalents, end of period	$151,764	$218,795

Operating Activities
Net cash provided by operating activities was $41.3 million for the three months ended March 31, 2025, a decrease of $6.9 million from net cash provided by operating activities of $48.2 million for the three months ended March 31, 2024. The decrease is primarily a result of a $4.3 million decrease in Net Income and a $3.4 million change in working capital, which varies due to timing of remittances of consumer funds by sending agents and transmittal orders and payments, as well as prefunding of payers primarily for weekends.

Investing Activities
Net cash used in investing activities was $5.3 million for the three months ended March 31, 2025, representing a decrease of $8.2 million from net cash used in investing activities of $13.5 million for the three months ended March 31, 2024. This decrease in cash used was primarily due to the capitalization of leasehold improvements, furniture and equipment related to the Company's move to the new U.S. headquarters during the three months ended March 31, 2024 in an amount of $8.4 million, which did not recur during the three months ended March 31, 2025.

Financing Activities
Net cash used in financing activities was $15.1 million for the three months ended March 31, 2025, which primarily consisted of $9.2 million of net repayments under the revolving credit facility, $5.0 million used for repurchases of common stock and $0.9 million of payments for stock-based awards for shares withheld for tax payments in connection with share-based compensation arrangements.

Net cash provided by financing activities was $55.1 million for the three months ended March 31, 2024, which primarily consisted of $28.5 million of net repayments of the Company's former revolving credit facility, $1.6 million in scheduled quarterly payments due on the term loan facility, $23.4 million used for repurchases of common stock and $1.6 million of payments for stock-based awards for shares withheld for tax payments in connection with share-based compensation arrangements, partially offset by $0.1 million in proceeds from issuance of stock as a result of the exercise of stock options.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. Our Critical Accounting Policies and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024, for which there were no material changes during the three months ended March 31, 2025, included the following:

•Allowance for Credit Losses
•Goodwill and Intangible Assets
•Income Taxes

Recent Accounting Pronouncements
Refer to Note 1, Business and Accounting Policies, of the Condensed Consolidated Financial Statements for information on recent accounting pronouncements.

Index
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
We manage foreign currency risk through the structure of the business and an active risk management process. One of the methods to settle with our payers in Latin America is entering into foreign exchange tom and spot transactions with local and foreign currency providers (“counterparties”). The foreign currency exposure on our foreign exchange tom and spot transactions is limited by the fact that all transactions are settled within two business days from trade date. Foreign currency fluctuations, however, may negatively affect our average exchange gain per transaction. The Company had open tom and spot foreign exchange contracts for Mexican pesos and Guatemalan quetzales amounting to approximately $24.0 million and $12.7 million at March 31, 2025 and December 31, 2024, respectively.

In addition, included in wire transfers and money orders payable, net in our condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, there are $28.6 million and $23.0 million, respectively, of wires payable denominated in foreign currencies, primarily Mexican pesos and Guatemalan quetzales.

Also, included in prepaid wires, net in our condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, there are $18.4 million and $29.8 million, respectively, of prepaid wires denominated in foreign currencies, primarily Mexican pesos and Guatemalan quetzales.

We are also exposed to changes in currency rates as a result of our investments in foreign operations and revenues generated in currencies other than the U.S. dollar. Revenues and profits generated by international operations will increase or decrease because of changes in foreign currency exchange rates. This foreign currency risk is related primarily to our operations in our foreign subsidiaries. Revenues from our foreign subsidiaries represents approximately 3% of our consolidated revenues for the three months ended March 31, 2025. Therefore, a 10% increase or decrease in these currency rates against the U.S. Dollar would result in a de minimis change to our overall operating results.

The spot and average exchange rates for the currencies in which we operate to U.S. dollar are as follows:

	2025		2024
	Spot(1)	Average(2)	Spot(1)	Average(2)
U.S. dollar/Mexico Peso	20.42	20.41	20.75	16.96
U.S. dollar/Guatemala Quetzal	7.69	7.69	7.68	7.80
U.S. dollar/Canadian Dollar	1.43	1.44	1.44	1.35
U.S. dollar/Dominican Peso	62.69	62.07	61.10	58.77
U.S. dollar/Euro	0.92	0.95	0.96	0.92
U.S. dollar/British Pound Sterling(3)	0.77	0.79	0.80	—
(1)Spot exchange rates are as of March 31, 2025 and December 31, 2024.
(2)Average exchange rates are for the three months ended March 31, 2025 and 2024.
(3)We commenced operations in the United Kingdom in connection with an acquisition of a money service entity in July 2024 and, therefore, no information is provided for the three months ended March 31, 2024.

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

During the three months ended March 31, 2025, the Federal Reserve maintained the fed funds rate at 4.50% as it continues monitoring any potential impact on the U.S. economy of recent trade actions and other measures implemented by the United States and other countries. Although the Federal Reserve has lowered short-term interest rates since September 2024, interest rates, particularly long-term rates, remain elevated and the timing, direction and extent of any future interest rate changes remain uncertain. As of March 31, 2025, we had $147.4 million in outstanding borrowings under the revolving credit facility. A hypothetical 1% increase or decrease in the interest rate on our indebtedness as of March 31, 2025 would have increased or decreased cash interest expense on our revolving credit facility by approximately $1.5 million per annum, respectively.

Index
Credit Risk
We maintain certain cash balances in various U.S. banks, which at times, may exceed federally insured limits. We have not incurred any losses on these accounts. In addition, we maintain cash in various bank accounts in Mexico, Guatemala, Canada, the Dominican Republic, Spain, the United Kingdom, Germany and Italy and short-term investment accounts in Mexico, which may not be fully insured. During the three months ended March 31, 2025, we did not incur any losses on these uninsured accounts. To manage our exposure to credit risk with respect to cash balances and other credit risk exposure resulting from our relationships with banks and financial institutions, we regularly review cash concentrations, and we attempt to diversify our cash balances among global financial institutions.

We are also exposed to credit risk related to receivable balances from sending agents, digital partners and other parties. We perform a credit review before each agent signing and conduct ongoing analyses of sending agents and certain other parties we transact with directly. As of March 31, 2025, we also had $4.5 million outstanding of agent advances receivable from sending agents. Most of the agent advances receivable are collateralized by personal guarantees from the sending agents and by assets from their businesses.

Our provision for credit losses was approximately $2.1 million for the three months ended March 31, 2025 (1.4% of total revenues) and $1.6 million for the three months ended March 31, 2024 (1.1% of total revenues). The increase in our provision for credit losses in the three months ended March 31, 2025 is primarily due to higher outstanding balances of accounts receivable primarily related to higher principal amount sent processed by our sending agents.
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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our Chief Executive Officer and President, and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure as of March 31, 2025.

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

Reference is made to Note 17 – Commitments and Contingencies in the Unaudited Condensed Consolidated Financial Statements of the Company contained elsewhere in this Quarterly Report on Form 10–Q for information regarding certain legal proceedings to which we are a party, which information is incorporated by reference herein.

ITEM 1A. RISK FACTORS
There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). Prospective investors are encouraged to consider the risks described in our 2024 Form 10-K, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q and in our 2024 Form 10-K, and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the quarter ended March 31, 2025:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
January 1 through January 31	—	$—	—	$63,177,870
February 1 through February 28	34,047	$16.62	—	$63,177,870
March 1 through March 31	383,511	$13.59	267,873	$59,526,378
Total	417,558		267,873

(a)Includes (i) 34,047 and (ii) 15,638 shares withheld for income tax purposes in February 2025 and March 2025, respectively (none in January 2025), in connection with shares issued under compensation and benefit programs. In addition, on March 12, 2025 the Company repurchased 100,000 shares at a price of $13.30 per share in a privately negotiated transaction outside of the repurchase program.
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Index
ITEM 5. OTHER INFORMATION
During the quarter ended March 31, 2025, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Index
ITEM 6. EXHIBITS

Exhibit No.	Document
10.1**
Share Repurchase Agreement, dated March 12, 2025, between International Money Express, Inc. and Latin-American Investment Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2025).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Chief Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Chief Financial Officer

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included with the Exhibit 101 attachments).

*Filed herewith.
**    Previously filed.
#    Furnished herewith.

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Money Express, Inc. (Registrant)

Date: May 8, 2025	By:	/s/ Robert Lisy
Robert Lisy
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Andras Bende
Andras Bende
Chief Financial Officer
(Principal Financial Officer)