Form 10-Q
period 2025-06-30
International Money Express, Inc.
filed 2025-08-11
CIK 1683695

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒
As of August 6, 2025, there were 29,684,054 shares of the registrant’s common stock, $0.0001 par value per share, outstanding. The registrant has no other class of common stock outstanding.

Index
INTERNATIONAL MONEY EXPRESS, INC.

Index

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act, as amended, which reflect our current views with respect to certain events that are not historical facts but could have an effect on our future performance, including but without limitation, statements regarding our plans, objectives, financial performance, business strategies, projected results of operations, and expectations of the Company. These forward-looking statements include, but are not limited to, statements concerning the proposed acquisition of the Company by The Western Union Company (“Western Union”), including our expectations regarding the timing and completion of the proposed acquisition.

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
•factors relating to the contemplated proposed acquisition of the Company by Western Union, including: the announcement of our entry into the Merger Agreement and pendency of the proposed acquisition may result in disruptions to our business, and the Merger could divert management's attention, disrupt our relationships with third parties and employees, and result in negative publicity or consumer concerns, any of which could negatively impact our operating results and ongoing business; the possibility that the conditions to the consummation of the proposed acquisition will not be satisfied on the terms or timeline expected, or at all; failure to obtain, or delays in obtaining, or adverse conditions related to obtaining stockholder or regulatory approvals sought in connection with the proposed acquisition; and the nature, cost and outcome of pending and future litigation and other legal proceedings, including any such proceedings related to the proposed acquisition and instituted against us and others;
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
•changes in tax laws in the United States and other countries in which we operate, including the imposition of taxes on certain types of remittances beginning in 2026;
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
4

Index
PART 1 – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	June 30, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$174,723	$130,503
Accounts receivable, net of allowance of $5,146 and $3,546, respectively	141,651	107,077
Prepaid wires, net	23,713	49,205
Prepaid expenses and other current assets	11,098	10,998
Total current assets	351,185	297,783

Property and equipment, net	53,975	50,354
Goodwill	55,195	55,195
Intangible assets, net	26,905	26,847
Deferred tax asset, net	1,127	—
Other assets	29,628	32,198
Total assets	$518,015	$462,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,267	$19,520
Wire transfers and money orders payable, net	144,196	85,044
Accrued and other liabilities	45,023	47,434
Total current liabilities	215,486	151,998
Long-term liabilities:
Debt, net	144,132	156,623
Lease liabilities, net	16,144	18,582
Deferred tax liability, net	—	250
Total long-term liabilities	160,276	175,455

Commitments and contingencies, see Note 17

Stockholders’ equity:
Preferred stock $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock $0.0001 par value; 200,000,000 shares authorized, 40,387,993 and 40,164,056 shares issued and 29,424,425 and 30,548,702 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	4	4
Additional paid-in capital	82,895	79,592
Retained earnings	276,246	257,470
Accumulated other comprehensive income (loss)	138	(1,446)
Treasury stock, at cost; 10,963,568 and 9,615,354 shares as of June 30, 2025 and December 31, 2024, respectively	(217,030)	(200,696)
Total stockholders’ equity	142,253	134,924
Total liabilities and stockholders’ equity	$518,015	$462,377
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except for share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Wire transfer and money order fees, net	$132,970	$145,837	$253,137	$272,758
Foreign exchange gain, net	23,681	22,800	43,862	43,146
Other income	4,482	2,894	8,444	6,039
Total revenues	161,133	171,531	305,443	321,943

Operating expenses:
Service charges from agents and banks	102,257	113,369	196,045	211,303
Salaries and benefits	18,525	16,893	36,813	34,999
Other selling, general and administrative expenses	12,354	10,481	23,343	20,434
Provision for credit losses	1,858	1,776	3,924	3,371
Restructuring costs	—	2,711	306	2,711
Transaction costs	2,224	26	3,393	36
Depreciation and amortization	4,454	3,371	8,083	6,599
Total operating expenses	141,672	148,627	271,907	279,453

Operating income	19,461	22,904	33,536	42,490

Interest expense	3,093	3,095	5,793	5,797

Income before income taxes	16,368	19,809	27,743	36,693

Income tax provision	5,361	5,776	8,967	10,554

Net income	11,007	14,033	18,776	26,139

Other comprehensive income (loss)	1,236	(375)	1,584	(520)

Comprehensive income	$12,243	$13,658	$20,360	$25,619

Earnings per common share:
Basic	$0.37	$0.43	$0.62	$0.79
Diluted	$0.37	$0.42	$0.62	$0.78

Weighted-average common shares outstanding:
Basic	29,843,687	32,698,951	30,213,762	33,187,196
Diluted	29,912,615	33,090,806	30,370,069	33,639,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except for share data, unaudited)

	Three Months Ended June 30, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2025	40,332,957	$4	(9,983,227)	$(205,677)	$80,775	$265,239	$(1,098)	$139,243
Net income	—	—	—	—	—	11,007	—	11,007
Issuance of common stock:
Other stock awards, net of shares withheld for taxes	55,036	—	—	—	(13)	—	—	(13)
Share-based compensation	—	—	—	—	2,133	—	—	2,133
Adjustment from foreign currency translation, net	—	—	—	—	—	—	1,236	1,236
Acquisition of treasury stock, at cost	—	—	(980,341)	(11,353)	—	—	—	(11,353)
Balance, June 30, 2025	40,387,993	$4	(10,963,568)	$(217,030)	$82,895	$276,246	$138	$142,253

	Three Months Ended June 30, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2024	40,010,435	$4	(6,974,510)	$(148,987)	$76,339	$210,755	$117	$138,228
Net income	—	—	—	—	—	14,033	—	14,033
Issuance of common stock:
Exercise of stock options	37,020	—	—	—	(507)	—	—	(507)
Other stock awards, net of shares withheld for taxes	43,551	—	—	—	(158)	—	—	(158)
Share-based compensation	—	—	—	—	2,392	—	—	2,392
Adjustment from foreign currency translation, net	—	—	—	—	—	—	(374)	(374)
Acquisition of treasury stock, at cost	—	—	(521,651)	(11,199)	—	—	—	(11,199)
Balance, June 30, 2024	40,091,006	$4	(7,496,161)	$(160,186)	$78,066	$224,788	$(257)	$142,415

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands, except for share data, unaudited)

	Six Months Ended June 30, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	40,164,056	$4	(9,615,354)	$(200,696)	$79,592	$257,470	$(1,446)	$134,924
Net income	—	—	—	—	—	18,776	—	18,776
Issuance of common stock:
Other stock awards, net of shares withheld for taxes	223,937	—	—	—	(942)	—	—	(942)
Share-based compensation	—	—	—	—	4,245	—	—	4,245
Adjustment from foreign currency translation, net	—	—	—	—	—	—	1,584	1,584
Acquisition of treasury stock, at cost	—	—	(1,348,214)	(16,334)	—	—	—	(16,334)
Balance, June 30, 2025	40,387,993	$4	(10,963,568)	$(217,030)	$82,895	$276,246	$138	$142,253

	Six Months Ended June 30, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	39,673,271	$4	(5,850,034)	$(125,564)	$75,686	$198,649	$262	$149,037
Net income	—	—	—	—	—	26,139	—	26,139
Issuance of common stock:
Exercise of stock options	123,054	—	—	—	(1,123)	—	—	(1,123)
Other stock awards, net of shares withheld for taxes	293,770	—	—	—	(1,042)	—	—	(1,042)
Fully vested shares	911	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	4,545	—	—	4,545
Adjustment from foreign currency translation, net	—	—	—	—	—	—	(519)	(519)
Acquisition of treasury stock, at cost	—	—	(1,646,127)	(34,622)	—	—	—	(34,622)
Balance, June 30, 2024	40,091,006	$4	(7,496,161)	$(160,186)	$78,066	$224,788	$(257)	$142,415
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$18,776	$26,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,083	6,599
Share-based compensation	4,245	4,545
Provision for credit losses	3,924	3,371
Debt origination costs amortization	512	602
Deferred income tax benefit, net	(1,377)	(1,385)
Non-cash lease expense	3,493	3,524
Loss on disposal of property and equipment	507	1,065
Total adjustments	19,387	18,321
Changes in operating assets and liabilities:
Accounts receivable	(39,298)	(47,779)
Prepaid wires, net	27,229	8,914
Prepaid expenses and other assets	9	4,994
Wire transfers and money orders payable, net	57,504	26,635
Lease liabilities	(4,119)	(2,699)
Accounts payable and accrued and other liabilities	1,696	(5,859)
Net cash provided by operating activities	81,184	28,666

Cash flows from investing activities:
Purchases of property and equipment	(9,845)	(20,150)
Acquisition of agent locations	(188)	—
Net cash used in investing activities	(10,033)	(20,150)

Cash flows from financing activities:
Repayments of term loan facility	—	(3,281)
Borrowings under revolving credit facility	4,035,000	26,000
Repayments under revolving credit facility	(4,047,486)	—
Repayments of other debt	(5)	—
Proceeds from exercise of stock options	—	(1,123)
Payments for stock-based awards	(942)	(1,040)
Repurchases of common stock	(16,334)	(34,622)
Net cash used in financing activities	(29,767)	(14,066)

Effect of exchange rate changes on cash and cash equivalents	2,836	(444)

Net increase (decrease) in cash and cash equivalents	44,220	(5,994)

Cash and cash equivalents, beginning of period	130,503	239,203

Cash and cash equivalents, end of period	$174,723	$233,209
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands, unaudited)

	Six Months Ended June 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,284	$5,182
Cash paid for income taxes	$11,998	$18,524

Supplemental disclosure of non-cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$660	$112
Settlement of receivables from agent acquisitions	$1,634	$—
Accrued liabilities related to agent acquisitions	$493	$—

Supplemental disclosure of non-cash financing activities:
Issuance of common stock for cashless exercise of options	$—	$4,359

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

On August 10, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, The Western Union Company, a Delaware corporation (“Western Union”), and Ivey Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Western Union (“Merger Sub”). Pursuant to the Merger Agreement, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the Merger and becoming a wholly owned subsidiary of Western Union. The Merger Agreement provides that each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger (subject to limited exceptions, such as treasury shares or shares as to which dissenters’ rights have been properly exercised in accordance with Delaware law) will be cancelled and converted into the right to receive $16.00 per share in cash, without interest.

Consummation of the Merger is subject to various customary closing conditions, including: (i) approval of the stockholders of the Company, (ii) the absence of any judgment by any governmental authority of competent jurisdiction or any applicable law that enjoins, restrains or otherwise makes illegal, prevents or prohibits consummation of the Merger, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “Hart-Scott-Rodino Act”), (iv) the receipt of applicable consents, approvals or other clearances required to be obtained under the Merger Agreement, including with respect to the Company’s or its subsidiaries’ money transmitter licenses, and (v) other customary closing conditions. The Company cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if the Merger will close.

Concentrations

The Company maintains certain of its cash balances in various U.S. banks, which at times, may exceed federally insured limits. The Company has not incurred any losses on these accounts. In addition, the Company maintains various bank accounts in Mexico, Guatemala, Canada, the Dominican Republic, Spain, Italy, Germany and the United Kingdom and short-term investment accounts in Mexico, which may not be fully insured. During the three and six months ended June 30, 2025, the Company did not incur any losses on these uninsured foreign bank accounts.

In addition, a substantial portion of our paying agents are concentrated in a few large banks and financial institutions and large retail chains in Latin American countries.

Index
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

The FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This amendment introduces a practical expedient, under which an entity may elect to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025 and interim reporting periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements.
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

The fair value of identifiable net assets acquired and goodwill in the acquisition on July 2, 2024 amounted to approximately $0.2 million and $1.2 million, respectively. The measurement period ended June 30, 2025 and no adjustments were recorded through that date.

The goodwill balance for this acquisition represents the estimated values of the Company’s assembled workforce and synergies expected to be achieved from the combined operations of the acquired entity and the Company. Goodwill resulting from this acquisition is not deductible for tax purposes.

Restructuring costs
During 2024, the Company started executing a restructuring plan primarily related to certain of its foreign operations and Envios de Valores La Nacional Corp (“La Nacional”). These restructuring costs are part of the Company's plan, for which the objectives are to reorganize the workforce, streamline operational processes, integrate technology functionality, as well as to develop efficiencies within the Company. For the six months ended June 30, 2025, the Company incurred approximately $0.3 million in expenses for a reduction of workforce in certain locations. These expenses primarily consisted of severance payments and related benefits, which are included in restructuring costs in the condensed consolidated statements of income and comprehensive income. For the three and six months ended June 30, 2024, the Company incurred approximately $2.5 million in expenses for a reduction of workforce in certain locations, closing of certain facilities, discontinuing technology and disposal of obsolete assets.

Index
The following table presents the changes in our liability balance related to restructuring costs for the three and six months ended June 30, 2025 (in thousands):

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Severance costs	Legal and professional fees	Severance costs	Legal and professional fees
Beginning balance	$69	$—	$300	$16
Charges incurred	—	—	297	9
Payments	—	—	(528)	(25)
Ending balance	$69	$—	$69	$—
The following table presents the changes in our liability balance related to restructuring costs for the three and six months ended June 30, 2024 (in thousands):

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Severance costs	Legal and professional fees	Severance costs	Legal and professional fees
Beginning balance	$—	$—	$—	$—
Charges incurred	1,664	376	1,664	376
Payments	(703)	(10)	(703)	(10)
Ending balance	$961	$366	$961	$366

Transaction Costs

Transaction costs include all internal and external costs directly related to acquisition activities and the Company's evaluation of strategic alternatives, consisting primarily of legal, consulting, accounting and financial advisory fees. Transaction costs were $2.2 million and $26.0 thousand for the three months ended June 30, 2025 and 2024, respectively, and $3.4 million and $36.0 thousand for the six months ended June 30, 2025 and 2024, respectively.

NOTE 3 – REVENUES
The Company recognized revenues from contracts with customers, sending agents and others for the three and six months ended June 30, 2025 and 2024, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Wire transfer and money order fees	$133,608	$146,557	$254,497	$274,041
Discounts and promotions	(638)	(720)	(1,360)	(1,283)
Wire transfer and money order fees, net	132,970	145,837	253,137	272,758
Foreign exchange gain, net	23,681	22,800	43,862	43,146
Other income	4,482	2,894	8,444	6,039
Total revenues	$161,133	$171,531	$305,443	$321,943

There are no significant initial costs incurred to obtain contracts with customers. Until January 31, 2025, the Company had a loyalty program under which customers earned one point for each wire transfer completed. Points are redeemed for a discounted wire transaction fee or a foreign exchange rate that is more favorable to the customer. Because the loyalty program benefits represent a future performance obligation, a portion of the initial consideration was recorded as deferred revenue loyalty program (see Note 9) and a corresponding loyalty program entry was recorded as contra revenue. Revenue from this performance obligation is recognized upon customers redeeming points or upon expiration of any points outstanding. Effective February 1, 2025, the loyalty program was terminated. Under the termination conditions, customers were able to redeem their points by July 31, 2025. Any points not redeemed until that date expired automatically.

Except for the loyalty program discussed above, our revenues include only one performance obligation, which is to collect the consumer’s money and make funds available for payment, generally on the same day, to a designated recipient in the currency requested.

Index
The Company also offers several other services, including money orders, and check cashing through its sending agents and Company-operated stores, for which revenue is derived from a fee per transaction. For substantially all of the Company’s revenues, the Company acts as principal in the transactions and reports revenue on a gross basis, because the Company controls the service at all times prior to transfer to the customer, is primarily responsible for fulfilling the customer contracts, has the risk of loss and has the ability to establish transaction prices. In addition, we generate revenue from our remittance-as-a-service relationships with digital partners where we receive a fee for facilitating money transfers processed through our proprietary software systems, using our money transmitter licenses and payer network relationships, which are recognized at the time the transaction is processed. The Company acts as the agent for these transactions.

Wire transfers and money order fees include money order fees of $0.5 million and $0.6 million for the three months ended June 30, 2025 and 2024, respectively, and $1.1 million for both the six months ended June 30, 2025 and 2024, respectively.

NOTE 4 – ACCOUNTS RECEIVABLE AND AGENT ADVANCES RECEIVABLE, NET OF ALLOWANCE
Accounts Receivable

Accounts receivable represents primarily outstanding balances from sending agents for pending wire transfers or money orders from our customers. The outstanding balance of accounts receivable, net of allowance for credit losses, consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Accounts receivable	$146,797	$110,623
Allowance for credit losses	(5,146)	(3,546)
Accounts receivable, net	$141,651	$107,077

Agent Advances Receivable
Agent advances receivable, net of allowance for credit losses, from sending agents is as follows (in thousands):

	June 30, 2025	December 31, 2024
Agent advances receivable, current	$1,835	$2,260
Allowance for credit losses	(191)	(173)
Net current	$1,644	$2,087

Agent advances receivable, long-term	$2,611	$2,315
Allowance for credit losses	(172)	(117)
Net long-term	$2,439	$2,198

The net current portion of agent advances receivable is included in prepaid expenses and other current assets (see Note 5), and the net long-term portion is included in other assets (see Note 5) in the condensed consolidated balance sheets. At June 30, 2025 and December 31, 2024, there were $4.4 million and $4.6 million, respectively, of agent advances receivable collateralized by personal guarantees from sending agents and assets from their businesses in case of a default by the agent.

The maturities of agent advances receivable at June 30, 2025 are as follows (in thousands):

Outstanding Balance
Under 1 year	$1,835
Between 1 and 2 years	2,190
More than 2 years to 3 years	421
Total	$4,446

Allowance for Credit Losses

Index
The changes in the allowance for credit losses related to accounts receivable and agent advances receivable are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$4,432	$2,930	$3,836	$2,794
Provision	1,858	1,776	3,924	3,371
Charge-offs	(1,337)	(995)	(3,094)	(2,842)
Recoveries	302	222	472	680
Other	254	(23)	371	(93)
Ending Balance	$5,509	$3,910	$5,509	$3,910

The allowance for credit losses allocated by financial instrument category is as follows (in thousands):

	June 30, 2025	December 31, 2024
Accounts receivable	$5,146	$3,546
Agent advances receivable	363	290
Allowance for credit losses	$5,509	$3,836

NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid insurance	$329	$1,097
Prepaid fees and services	3,213	2,823
Agent incentive advances	2,373	2,494
Agent advances receivable, net of allowance	1,644	2,087
Prepaid marketing	742	502
Prepaid income taxes	1,519	119
Prepaid expenses and other current assets	1,278	1,876
	$11,098	$10,998

Other assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Revolving credit facility origination fees	$4,064	$4,576
Agent incentive advances	2,640	3,702
Agent advances receivable, net of allowance	2,439	2,198
Right-of-use assets, net	16,558	18,511
Funds held by seized banking entities, net of allowance	1,699	1,539
Other assets	2,228	1,672
	$29,628	$32,198

Prior to 2022, local banking regulators in Mexico resolved to close and liquidate a local financial institution, citing a lack of compliance with minimum capital requirements. The Company has approximately $5.9 million of exposure from deposits it held with this bank when it was closed. In accordance with the banking regulations in Mexico, large depositors such as the Company will be paid once the assets of the financial institution are liquidated. Currently, it is difficult to predict the length of the liquidation process or if the proceeds from the asset liquidation will be sufficient to recover any of the Company's funds on deposit. The Company maintains a valuation allowance of approximately $4.2 million as of June 30, 2025 in connection with the balance of deposits held by the financial institution as a result of its closure, which has not materially changed since 2022.

Index

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
Goodwill and the majority of intangible assets on the condensed consolidated balance sheets of the Company were recognized from business acquisition transactions. Intangible assets on the condensed consolidated balance sheets of the Company consist of agent relationships, trade names, developed technology and other intangible assets. Agent relationships, trade names and developed technology are amortized over their estimated useful lives of up to 15 years using an accelerated method that correlates with the projected realization of the benefit. The agent relationships intangible represents the network of independent sending agents; trade names refers to the Intermex, La Nacional, Amigo Paisano and I-Transfer names, branded on all applicable agent locations and well recognized in the market; and developed technology includes the state-of-the-art system that the Company has continued to develop and improve over the past 20 years. Other intangible assets relate to the acquisition of Company-operated stores, which are amortized on a straight line basis over 10 years, and non-competition agreements, which are amortized over the length of the agreement, typically 5 years. The determination of our intangible fair values includes several assumptions that are subject to various risks and uncertainties. Management believes it has made reasonable estimates and judgments concerning these risks and uncertainties, and no impairment charges were determined necessary to be recognized during the three and six months ended June 30, 2025.

The following table presents the changes in goodwill and intangible assets (in thousands):

	Goodwill	Intangibles
Balance at December 31, 2024	$55,195	$26,847
Acquisition of agent locations	—	2,315
Amortization expense	—	(2,257)
Balance at June 30, 2025	$55,195	$26,905

Other intangible assets of approximately $2.3 million resulting from the acquisition of agent locations during the three and six months ended June 30, 2025 have a weighted average useful life of 10 years.

Amortization expense related to intangible assets for the remainder of 2025 and thereafter is as follows (in thousands):

2025	$2,328
2026	3,981
2027	3,405
2028	2,923
2029	2,532
Thereafter	11,736
$26,905

NOTE 7 – LEASES
To conduct certain of our operations, the Company is a party to leases for office space, warehouses and Company-operated store locations and vehicles.

The presentation of right-of-use assets and lease liabilities in the condensed consolidated balance sheets is as follows (in thousands):

Index

Leases	Classification	June 30, 2025	December 31, 2024
Assets
Right-of-use assets	Other assets(1)	$16,558	$18,511
Total leased assets		$16,558	$18,511

Liabilities
Current
Operating	Accrued and other liabilities	$6,498	$6,468
Noncurrent
Operating	Lease liabilities	16,144	18,582
Total Lease liabilities		$22,642	$25,050
(1) Operating right-of-use assets are recorded net of accumulated amortization of $15.1 million and $14.5 million as of June 30, 2025 and December 31, 2024, respectively.
Operating lease cost for the three and six months ended June 30, 2025 and 2024, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	2025	2024	2025	2024
Operating lease cost (2)	$1,747	$1,722	$3,493	$3,524
(2) Operating lease cost is included in other selling, general and administrative expenses in the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2025 and 2024.

As of June 30, 2025 and December 31, 2024, the Company’s weighted-average remaining lease terms on its operating leases is 6.5 and 6.6 years, and the Company’s weighted-average discount rate is 6.35% and 6.31%, respectively, which is the Company’s incremental borrowing rate. The Company used its incremental borrowing rate for all leases, as none of the Company’s lease agreements provide a readily determinable implicit rate.

Lease Payments

Future minimum lease payments for assets under non-cancelable operating lease agreements with original terms of more than one year are as follows (in thousands):

2025	$3,618
2026	6,023
2027	4,379
2028	3,024
2029	2,311
Thereafter	9,807
Total lease payments	29,162
Less: Imputed interest	(6,520)
Present value of lease liabilities	$22,642

Index

NOTE 8 – WIRE TRANSFERS AND MONEY ORDERS PAYABLE, NET
Wire transfers and money orders payable, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Wire transfers payable, net	$77,746	$22,437
Customer voided wires payable	35,034	32,583
Money orders payable	31,416	30,024
	$144,196	$85,044

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

NOTE 9 – ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Commissions payable to sending agents	$17,795	$18,080
Accrued salaries and benefits	4,228	5,581
Accrued bank charges	2,690	1,839
Lease liability, current portion	6,498	6,468
Accrued professional fees	1,875	1,092
Accrued taxes	2,740	2,965
Deferred revenue loyalty program	543	2,692
Contingent consideration liability	1,158	1,158
Acquisition related liabilities	1,737	1,244
Accrued transaction costs	316	1,600
Other	5,443	4,715
	$45,023	$47,434

The following table shows the changes in the deferred revenue loyalty program liability (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$2,039	$4,781	$2,692	$4,771
Revenue deferred during the period	—	817	141	1,499
Revenue recognized during the period	(1,496)	(804)	(2,290)	(1,476)
Ending balance	$543	$4,794	$543	$4,794

Index
NOTE 10 – DEBT
Debt consisted primarily of the following (in thousands):

	June 30, 2025	December 31, 2024
Revolving credit facility	$144,114	$156,600
Other	18	23
	$144,132	$156,623

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

Entering into the Second A&R credit agreement was accounted for as a debt modification. The unamortized portion of debt origination costs primarily related to the Second A&R Credit Agreement totaled approximately $4.1 million and $4.6 million at June 30, 2025 and December 31, 2024, respectively. Amortization of debt origination costs is included as a component of interest expense in the condensed consolidated statements of income and comprehensive income and amounted to approximately $0.3 million for both the three months ended June 30, 2025 and 2024, respectively, and $0.5 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively.

Under the Second A&R Credit Agreement and at the election of the Company, interest on the revolving loans denominated in U.S. Dollars is determined by reference to either (i) the SOFR, (ii) the daily simple SOFR or (iii) a defined “base rate,” in each case, plus an applicable margin ranging from 1.75% to 2.25% for SOFR rate loans and from 0.75% to 1.25% for base rate loans based upon the Company’s consolidated leverage ratio, as so calculated pursuant to the terms of the Second A&R Credit Agreement. Interest on revolving loans denominated in Euros or Pounds Sterling is determined by reference to the Euro Interbank Offered Rate (“EURIBOR”) or Sterling Overnight Index Average (“SONIA”), in each case, plus an applicable margin ranging from 1.75% to 2.25% based upon the Company’s consolidated leverage ratio, as so calculated.

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

The effective interest rate for the revolving credit facility was 2.74% for the six months ended June 30, 2025. The effective interest rates for the term loan facility and revolving credit facility were 8.70% and 2.31%, respectively, for the six months ended June 30, 2024.

Index

The Second A&R Credit Agreement also provides the Company with increased flexibility to make certain restricted payments, including the repurchase of shares of its common stock, without limitation so long as the Company’s consolidated leverage ratio, as of the then most recently completed four fiscal quarters, after giving pro forma effect to such restricted payments, is 2.50 to 1.00 or less. In addition, the Company may make restricted payments that do not exceed in the aggregate during any fiscal year the greater of (i) $30.3 million and (ii) 25% of Consolidated EBITDA (as defined in the Second A&R Credit Agreement) for the then most recently completed four fiscal quarters of the Company.

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
Under the Second A&R Credit Agreement, the Company is required to maintain a quarterly minimum interest coverage ratio of 3.00:1.00 and a quarterly maximum consolidated leverage ratio of 3.50 with a step-up to 3.75 in the quarter during which the Company completes a material acquisition, in each case, as computed in accordance with the terms of the Second A&R Credit Agreement. As of June 30, 2025, we were in compliance with these covenants.

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

The following tables present the Company's financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy (in thousands):

Index

	June 30, 2025
	Level 1	Level 2	Level 3

Cash and cash equivalents	$174,723	$—	$—
Accounts receivable, net	—	141,651	—
Agent advances, net of allowance	—	4,083	—
Prepaid wires	—	23,713	—
Total assets	$174,723	$169,447	$—
Accounts payable	$—	$26,267	$—
Wire transfers and money orders payable	—	144,196	—
Revolving credit facility	—	144,114	—
Total liabilities	$—	$314,577	$—

	December 31, 2024
	Level 1	Level 2	Level 3

Cash and cash equivalents	$130,503	$—	$—
Accounts receivable, net	—	107,077	—
Agent advances, net of allowance	—	4,285	—
Prepaid wires	—	49,205	—
Total assets	$130,503	$160,567	$—
Accounts payable	$—	$19,520	$—
Wire transfers and money orders payable	—	85,044	—
Revolving credit facility	—	156,600	—
Total liabilities	$—	$261,164	$—

The following tables present the Company's assets measured at fair value on a non-recurring basis at the dates indicated (in thousands):

	June 30, 2025	December 31, 2024

Goodwill	$55,195	$55,195
Intangible assets, net	26,905	26,847
	$82,100	$82,042

NOTE 12 – SHARE-BASED COMPENSATION
International Money Express, Inc. Omnibus Equity Compensation Plans

The International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (the “2020 Plan”) provided for the granting of stock-based incentive awards, including stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) to employees, certain service providers and independent directors of the Company. There were 3.7 million shares of the Company’s common stock approved for issuance under the 2020 Plan, which included 0.4 million shares that were previously subject to awards granted under the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (the “2018 Plan”). Although awards remain outstanding under the 2018 Plan, which was terminated effective June 26, 2020, no additional awards may be granted under the 2018 Plan.

On June 20, 2025, the Company’s stockholders approved the Amended and Restated International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (the “A&R 2020 Plan” and together with the 2018 and 2020 Plans, the “Plans”), which amends and restates the 2020 Plan. The A&R 2020 Plan increased the number of shares of common stock authorized for issuance under the 2020 Plan by an additional 2.5 million shares. As of June 30, 2025, 3.2 million shares remained available for future awards under the Plan.

Index
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

Share-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The stock options issued under the Plans have 10-year terms and generally vest in four equal installments beginning one year after the date of the grant. The Company recognized compensation expense for stock options of approximately $42.4 thousand and $86.8 thousand for the three and six months ended June 30, 2024 (none in the three and six months ended June 30, 2025), which is included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. As of June 30, 2025, there is no unrecognized compensation expense related to stock options.

A summary of stock option activity under the Plans during the six months ended June 30, 2025 is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2024	151,125	$12.13	4.36	$4.35
Granted	—	$—		$—
Exercised(1)	—	$—		$—
Forfeited	—	$—		$—
Expired	—	$—		$—
Outstanding at June 30, 2025	151,125	$12.13	3.86	$4.35

Exercisable at June 30, 2025(2)	151,125	$12.13	3.86	$4.35
(1) The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2024 was approximately $3.7 million (none in 2025).
(2) The aggregate fair value of all vested/exercisable options outstanding as of June 30, 2025 was $0.7 million, which was determined based on the market value of our stock as of that date.

Restricted Stock Units

The RSUs granted under the Plans to the Company’s employees or certain service providers generally vest in four equal annual installments beginning one year after the date of the grant, while RSUs issued to the Company’s independent directors generally vest on the one-year anniversary from the grant date. The Company recognized compensation expense for all RSUs of approximately $1.0 million and $0.9 million for the three months ended June 30, 2025 and 2024, respectively, and $2.3 million and $1.9 million the six months ended June 30, 2025 and 2024, respectively, which is included in salaries and benefits in the condensed consolidated statements of income and

Index
comprehensive income. As of June 30, 2025, unrecognized compensation expense related to RSUs of approximately $9.3 million is expected to be recognized over a weighted-average period of 1.8 years.

A summary of RSU activity during the six months ended June 30, 2025 is presented below:

	Number of RSUs	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2024	432,316	$20.71
Granted(1)	390,586	$14.16
Vested	(151,141)	$20.13
Forfeited	(40,828)	$17.52
Outstanding (nonvested) at June 30, 2025	630,933	$16.90
(1) The aggregate fair value of all RSUs granted during the six months ended June 30, 2025 was approximately $5.5 million.

Share Awards

During the six months ended June 30, 2024, 911 fully vested shares were granted to the Lead Independent Director and Chairs of the Committees of the Board of Directors. The Company recognized compensation expense for the share awards of $20.1 thousand for the six months ended June 30, 2024 (none in 2025), which is included in salaries and benefits in the condensed consolidated statement of income and comprehensive income. Effective in the second quarter of 2024, the grant of share awards to certain of the Company's independent directors was replaced with the grant of RSAs as described below.

Restricted Stock Awards

The RSAs issued under the Plans to the Company’s employees generally vest in four equal annual installments beginning one year after the date of grant, while RSAs issued to certain of the Company’s independent directors vest at the end of the three-month calendar quarter in which the grant is made. The Company recognized compensation expense for RSAs granted of $0.5 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively, and $1.0 million and $0.8 million for the six months ended June 30, 2025 and 2024, respectively, which is included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. As of June 30, 2025, there was $4.5 million of unrecognized compensation expense related to RSAs, which is expected to be recognized over a weighted-average period of 1.9 years.

A summary of RSA activity during the six months ended June 30, 2025 is presented below:

	Number of RSAs	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2024	227,518	$20.65
Granted(1)	123,401	$18.36
Vested	(93,750)	$19.07
Forfeited	—	$—
Outstanding (nonvested) at June 30, 2025	257,169	$20.12
(1) The aggregate fair value of all RSAs granted during the six months ended June 30, 2025 was approximately $2.3 million.

Performance Stock Units

PSUs granted under the Plans to the Company’s employees generally vest subject to attainment of performance criteria during the service period established by the Compensation Committee. Each PSU represents the right to receive one share of common stock, and the actual number of shares issuable upon vesting is determined based upon performance compared to financial performance targets. The PSUs vest based on the achievement of certain adjusted earnings per share targets for a period of up to three years combined with a service period of three years. Compensation cost is recognized over the requisite service period when it is probable that the performance condition will be satisfied.

The Company recognized compensation expense for PSUs of $0.6 million and $1.0 million for the three months ended June 30, 2025 and 2024, respectively, and $0.9 million and $1.7 million for the six months ended June 30, 2025 and 2024, respectively, which is included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. As of June 30, 2025, there was $5.8

Index
million of unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted-average period of 2.2 years.

A summary of PSU activity during the six months ended June 30, 2025 is presented below:

	Number of PSUs	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2024	321,530	8.77	$21.88
Granted(1)	337,814		$12.11
Vested	—		$—
Forfeited	—		$—
Outstanding (nonvested) at June 30, 2025	659,344	9.08	$16.88
(1) The aggregate fair value of all PSUs granted during the six months ended June 30, 2025 was approximately $4.1 million.

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

The Company accounts for purchases of treasury stock under the cost method. Any direct costs incurred to acquire treasury stock are considered stock issue costs and added to the cost of the treasury stock. Separately from the Repurchase Program, on March 12, 2025 the Company entered into an agreement with Latin-American Investment Holdings Inc., a related party, for the purchase of 100,000 shares of the Company's common stock for a total purchase price of $1.3 million, in a privately-negotiated transaction. During the three and six months ended June 30, 2025, including the shares previously mentioned, the Company purchased 980,341 shares and 1,348,214 shares, respectively, for an aggregate purchase price of $11.4 million and $16.3 million, respectively. During the three and six months ended June 30, 2024, the Company purchased 521,651 shares and 1,646,127 shares for an aggregate purchase price of $11.2 million and $34.6 million, respectively. As of June 30, 2025, there was $48.3 million available for future share repurchases under the Repurchase Program.

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

Below are basic and diluted earnings per share for the periods indicated (in thousands, except for share data):

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net income	$11,007	$14,033	$18,776	$26,139

Shares:
Weighted-average common shares outstanding – basic	29,843,687	32,698,951	30,213,762	33,187,196
Effect of dilutive securities
RSUs	52,605	84,073	74,974	98,804
Stock options	8,718	110,107	26,517	174,046
RSAs	1,921	32,317	27,708	45,349
PSUs	5,684	165,358	27,108	134,416
Weighted-average common shares outstanding – diluted	29,912,615	33,090,806	30,370,069	33,639,811

Earnings per common share – basic	$0.37	$0.43	$0.62	$0.79
Earnings per common share – diluted	$0.37	$0.42	$0.62	$0.78

As of June 30, 2025, there were approximately 83.8 thousand stock options, 496.9 thousand RSUs, 257.2 thousand RSAs and 236.1 thousand PSUs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.

As of June 30, 2024, there were approximately 213.3 thousand RSUs and 113.0 thousand RSAs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.

As discussed in Note 13, the Company repurchased 980,341 shares and 1,348,214 shares of its common stock in the three and six months ended June 30, 2025, respectively. The effect of these repurchases on the Company’s weighted-average shares outstanding for the three and six months ended June 30, 2025 was a reduction of 880,152 shares and 476,934 shares, respectively, due to the timing of the repurchases.

NOTE 15 – INCOME TAXES
A reconciliation between the income tax provision at the U.S. statutory tax rate and the Company’s income tax provision on the condensed consolidated statements of income and comprehensive income is below (in thousands, except for tax rates):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income before income taxes	$16,368	$19,809	$27,743	$36,693
U.S statutory tax rate	21%	21%	21%	21%
Income tax expense at statutory rate	3,437	4,160	5,826	7,706

State tax expense, net of federal benefit	1,273	1,515	2,140	2,745
Foreign tax rates different from U.S. statutory rate	186	73	285	92
Non-deductible expenses	297	263	470	487
Stock compensation	152	(258)	249	(508)
Other	16	23	(3)	32
Total income tax provision	$5,361	$5,776	$8,967	$10,554

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

Index

Our income tax provision includes the expected benefit of all deferred tax assets, including our net operating loss carryforwards. With certain exceptions, these net operating loss carryforwards will expire from 2030 through 2037 for federal losses, from 2028 through 2038 for state losses, and from 2038 through 2044 for foreign losses. After consideration of all evidence, both positive and negative, management has determined that no valuation allowance is required at June 30, 2025 on the Company’s U.S. federal or state deferred tax assets; however, a valuation allowance has been recorded at June 30, 2025 on deferred tax assets associated with Canadian, Spanish, Italian, German, Dutch and British net operating loss carryforwards as these foreign subsidiaries have a history of incurring taxable losses in recent years. The valuation allowance will be maintained until sufficient positive evidence exists to support their future realization. Utilization of the Company’s net operating loss carryforwards is subject to limitation under Internal Revenue Code Section 382 and similar tax provisions in the foreign jurisdictions in which we operate.

As presented in the income tax reconciliation above, the tax provision recognized on the condensed consolidated statements of income and comprehensive income was impacted by state taxes, non-deductible officer compensation and share-based compensation tax expense, and foreign tax rates applicable to the Company’s foreign subsidiaries that are higher or lower than the U.S. statutory rate. Our effective state tax rate for the three and six months ended June 30, 2025 was higher than our effective state tax rate for the three and six ended June 30, 2024. The increase in our effective state tax rate is primarily a result of lower share-based compensation tax benefits.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States. The OBBBA includes provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and restoration of favorable tax treatment for certain business provisions. ASC 740, “Income Taxes”, requires the effect of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The legislation has multiple effective dates, with certain provisions effective in 2025, and others implemented through 2028. The Company is currently evaluating the impact of these provisions on our consolidated financial statements.

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

The table below provides information about the Company's measure of segment performance and significant expense categories:

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Wire transfer and money order fees, net	$132,970	$145,837	$253,137	$272,758
Foreign exchange gain, net	23,681	22,800	43,862	43,146
Other income	4,482	2,894	8,444	6,039
Total revenues	161,133	171,531	305,443	321,943

Less:
Agent commissions	67,385	74,187	128,548	138,324
Payer commissions	25,244	28,727	49,055	53,843
Bank charges and fees	6,884	6,941	13,478	12,955
Salaries and benefits	18,525	16,893	36,813	34,999
Other segment items (1)	15,098	13,995	28,307	26,615
Provision for credit losses	1,858	1,776	3,924	3,371
Restructuring costs	—	2,711	306	2,711
Transaction costs	2,224	26	3,393	36
Depreciation and amortization	4,454	3,371	8,083	6,599
Total operating expenses	141,672	148,627	271,907	279,453

Operating income	19,461	22,904	33,536	42,490

Interest expense	3,093	3,095	5,793	5,797

Income before income taxes	16,368	19,809	27,743	36,693

Income tax provision	5,361	5,776	8,967	10,554

Net income	$11,007	$14,033	$18,776	$26,139
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

Regulatory Requirements

Pursuant to applicable licensing laws, certain domestic and foreign subsidiaries of the Company are required to maintain minimum tangible net worth and liquid assets (eligible securities) to cover the amount outstanding of wire transfers and money orders payable. As of June 30, 2025, the Company’s subsidiaries were in compliance with these requirements.

NOTE 18 – SUBSEQUENT EVENTS
The Company has evaluated subsequent events through August 11, 2025, which is the date these condensed consolidated financial statements were available to be issued. Except as disclosed in Notes 1 and 15, the Company is not aware of any subsequent events which would require adjustment or disclosure in the condensed consolidated financial statements.

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

Overview
We are a leading global omnichannel money remittance services company focused primarily on the United States of America (“United States” or “U.S.”) to Latin America and the Caribbean (“LAC”) corridor, which includes Mexico, Central and South America and the Caribbean. In addition, our services allow remittances to Africa and Asia from the United States and also we offer money transfer services from Canada to Latin America and Africa. Also, through our recent acquisitions we now provide remittance services from Spain, Italy, the United Kingdom and Germany to Africa, Asia and Latin America. We utilize our proprietary technology to deliver convenient, reliable and value-added services to consumers through a broad network of sending and paying agents. Our remittance services, which include a comprehensive suite of ancillary financial processing solutions and payment services, are available in all 50 states in the U.S., Washington D.C., Puerto Rico and 13 provinces in Canada, as well as in certain locations in Spain, Italy, Germany and the United Kingdom, where consumers can send money to beneficiaries in more than 60 countries in LAC, Europe, Africa and Asia. Our services are accessible in person through over 100,000 independent sending and paying agents and 117 Company-operated stores, as well as digitally through the Internet via our websites and mobile device applications. Additionally, our product and service portfolio include online payment options, pre-paid debit cards and direct deposit payroll cards, which may present different cost, demand, regulatory and risk profiles relative to our core money remittance business.

Money remittance services to LAC countries, mainly Mexico, Guatemala, El Salvador, Honduras and the Dominican Republic, are the primary source of our revenue. These services involve the movement of funds on behalf of an originating consumer for receipt by a designated beneficiary at a designated receiving location. Our remittances to LAC countries are primarily generated in the United States by consumers with roots in Latin American and Caribbean countries, many of whom do not have an existing relationship with a traditional full-service financial institution capable of providing the services we offer. We provide these consumers with flexibility and convenience to help them meet their financial needs. We believe many consumers who use our services may have access to traditional banking services, but prefer to use our services based on reliability, convenience and value. We generate money remittance revenue from fees paid by consumers (i.e., the senders of funds), which we share with our sending agents in the originating country and our paying agents in the destination country. Remittances paid in local currencies that are not pegged to the U.S. dollar, Canadian dollar, Euro or British pound can also generate revenue if we are successful in our daily management of currency exchange spreads. We also generate revenue from our “Remittance-as-a-Service” relationships with digital partners where we receive a fee for facilitating money transfers processed through our proprietary software systems, money transmitter licenses and payer network relationships.

Our money remittance services enable consumers to send funds through our broad network of locations in the United States, Canada, Spain, Italy, Germany and the United Kingdom that are primarily operated by third-party businesses, as well as by Company-operated stores located in those jurisdictions. Transactions are processed and payment is collected by our agents (“sending agent(s)”) and those funds become available for pickup by the beneficiary at the designated destination, usually within minutes, at any Intermex payer location (“paying agent(s)”). We refer to our sending agents and our paying agents collectively as agents. In addition, our services are offered digitally through the Internet via our websites (intermexonline.com and online.i-transfer.es) and mobile device applications. For the six months ended June 30, 2025, we have grown our agent network by approximately 0.9%. For the six months ended June 30, 2025, principal amount sent decreased slightly by approximately 0.8% to $11.8 billion, as compared to the same period in 2024, and total remittances processed were approximately 26.9 million, representing a decrease of approximately 6.3%, as compared to the same period in 2024 primarily related to decreased volume generated that we attribute to a contraction in the remittance market, particularly the Mexico corridor coupled with a change in consumer behavior remitting a lower number of money transfers but at a higher average principal sent per transaction. This overall decrease was partially offset by increased volume generated by our digital channels and European subsidiaries.

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

Index
political, social and economic conditions in key Latin American markets continue to exhibit instability, as evidenced by higher interest rates, high unemployment rates, restricted lending activity, higher inflation, volatility in foreign currencies and low consumer confidence, among other economic, political and market factors.

Proposed Merger with The Western Union Company
On August 10, 2025, the Company entered into the Merger Agreement by and among the Company, Western Union and Merger Sub, pursuant to which, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company. The Merger Agreement provides that each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger (subject to limited exceptions) will be cancelled and converted into the right to receive $16.00 per share in cash, without interest. Consummation of the Merger is subject to the satisfaction or waiver of certain customary closing conditions, including: (i) approval of the stockholders of the Company, (ii) the absence of any judgment by any governmental authority of competent jurisdiction or any applicable law that enjoins, restrains or otherwise makes illegal, prevents or prohibits consummation of the Merger (“Restraint”), (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act, (iv) the receipt of applicable consents, approvals or other clearances required to be obtained under the Merger Agreement, including with respect to the Company’s or its subsidiaries’ money transmitter licenses, and (v) other customary closing conditions. The Company cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if the Merger will close.

The Merger Agreement contains termination rights for the Company and Western Union, including a right for either party to terminate if the Merger is not consummated by May 11, 2026 (subject to certain extensions as set forth in the Merger Agreement). Upon termination of the Merger Agreement, (i) Parent, upon termination of the Merger Agreement by the Company or Parent due to a Restraint relating to any antitrust laws, or the failure to obtain necessary consents, approvals or clearances related to antitrust laws, will be required to pay the Company a termination fee equal to $27,300,000, and (ii) the Company, under specified circumstances, including termination of the Merger Agreement by (a) the Company to enter into a Company Acquisition Agreement that provides for a Superior Proposal (each, as defined in the Merger Agreement) prior to receipt of approval of the stockholders of the Company or (b) by Parent as a result of an Adverse Recommendation Change (as defined in the Merger Agreement), will be required to pay Parent a termination fee equal to $19,800,000.

Restructuring costs

During 2024, the Company started executing a restructuring plan primarily related to certain of its foreign operations and La Nacional. These restructuring costs are part of the Company's restructuring plan, for which the objectives are to reorganize the workforce, streamline operational processes, integrate technology functionality, and to develop efficiencies within the Company. For the six months ended June 30, 2025, the Company incurred approximately $0.3 million in expenses for a reduction of workforce in certain locations. These expenses primarily consisted of severance payments and related benefits, which are included in restructuring costs in the condensed consolidated statements of income and comprehensive income.
The Company paid out all of the above charges during the six months ended June 30, 2025 and has a liability of $69 thousand relating to other charges incurred in 2024 recorded in accrued and other liabilities in the condensed consolidated balance sheet as of June 30, 2025.
As a result of implementing this strategy, the Company expects to reduce compensation expense and certain facilities related charges in an amount of approximately $2.0 million a year. The anticipated effect of this reduction in expenses will be primarily realized during 2026. In addition, the Company does not expect that the execution of this strategy will result in any material reduction of revenues or increase of its ongoing operating expenses.
Key Factors and Trends Affecting our Business
Various trends and other factors have affected and may continue to affect our business, financial condition and operating results, including, but not limited to:

•factors relating to the contemplated proposed acquisition of the Company by Western Union, including: the announcement of our entry into the Merger Agreement and pendency of the proposed acquisition may result in disruptions to our business, and the Merger could divert management's attention, disrupt our relationships with third parties and employees, and result in negative publicity or consumer concerns, any of which could negatively impact our operating results and ongoing business; the possibility that the conditions to the consummation of the proposed acquisition will not be satisfied on the terms or timeline expected, or at all; failure to obtain, or delays in obtaining, or adverse conditions related to obtaining stockholder or regulatory approvals sought in connection with the proposed acquisition; and the nature, cost and outcome of pending and future litigation and other legal proceedings, including any such proceedings related to the proposed acquisition and instituted against us and others;

Index
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
•changes in tax laws in the United States and other countries in which we operate, including the imposition of taxes on certain types of remittances beginning in 2026;
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

Index
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

Current political conditions in the United States have resulted in high levels of volatility in the market as well as uncertainty as to the economic and financial impacts of recent economic, trade and immigration enforcement actions taken by the current administration on the U.S., as well as foreign countries, including those that are a destination for money transfers or in which we currently operate. In addition, political, social and economic conditions in key Latin American markets continue to exhibit instability, as evidenced by higher interest rates, high unemployment rates, restricted lending activity, higher inflation, volatility in foreign currencies and low consumer confidence, among other economic, political and market factors. Our business has generally been resilient during times of economic instability as money remittances are essential to many recipients, with the funds used by the receiving parties for their daily needs; however, prolonged volatility in the market, continued global economic and geopolitical uncertainty, and long-term sustained appreciation of the Mexican peso or Guatemalan quetzal as compared to the U.S. dollar could negatively affect our revenues and profitability. Moreover, as noted above, we have experienced a reduction in revenues generated that we attribute to a contraction in the remittance market, which may reflect this increased volatility.

Trends in the cross-border money remittance business tend to correlate to immigration trends, global economic opportunity and related employment levels in certain industries such as construction, information technology, manufacturing, agriculture and hospitality, as well as other service industries. The three largest remittance corridors we serve are United States to Mexico, United States to Guatemala and Unites States to the Dominican Republic. According to the latest information available from the World Bank Remittance Matrix, the United States to Mexico remittance corridor was one of the largest in the world in 2024. In addition, changes to U.S. immigration, tariffs, trade, economic, tax and other policies may have both positive and negative effects on our business, none of which can be predicted with any degree of certainty.

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

Index
Revenues
Transaction volume is the primary generator of revenue in our business. Revenue on transactions is derived primarily from transaction fees paid by consumers to transfer money. Revenues per transaction vary based upon send and receive locations and the amount sent. In certain transactions involving different send and receive currencies, we generate foreign exchange gains based on the difference between the set exchange rate charged by us to the sender and the rate available to us in the wholesale foreign exchange market. Also, we generate revenues from technology services provided to the independent network of agents and other service partners that utilize the Company’s technology in processing transactions paid by credit or debit card, check cashing services and maintenance fees, for which revenue is derived by a fee per transaction. In addition, we generate revenue from our “remittance-as-a-service” contracts with digital partners under which we receive fees for facilitating money transfers processed through our proprietary software systems, as well as using our money transmitter licenses and payer network relationships.

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

Salaries and Benefits

Salaries and benefits include cash and share-based compensation associated with our corporate employees and sales team as well as employees at our Company-operated stores. Corporate employees include management, customer service, compliance, information technology, operations, finance, legal and human resources. Our sales team, located throughout the United States, Canada, Spain and Italy, is focused on supporting and growing our sending agent network. Share-based compensation is primarily recognized as an expense on a straight-line basis over the requisite service period. Unrecognized compensation expense related to restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) of approximately $19.7 million is expected to be recognized over a weighted-average period of 1.9 years.

Other Selling, General and Administrative

General and administrative expenses primarily consist of fixed overhead expenses associated with our operations, including our Company-operated stores, such as information technology, telecommunications, rent, insurance, professional services, non-income or indirect taxes, facilities maintenance, selling expenses, public company reporting requirements, regulatory compliance requirements and other similar types of operating expenses. Selling expenses include expenses such as advertising and promotion, digital marketing, shipping, supplies and other expenses associated with serving and increasing our customer base, digital channel offerings and network of agents.

Provision for Credit Losses

Provision for credit losses represent the charges to adjust the allowance for estimated losses resulting from the inability of sending agents or digital partners to make the required payments.

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

Non-Operating Expenses
Interest Expense

Interest expense consists primarily of interest associated with our debt, which consists of a revolving credit facility. The effective interest rate for the six months ended June 30, 2025 for the revolving credit facility was 2.74%.

Income tax provision

Our income tax provision includes the expected benefit of all deferred tax assets, including our net operating loss carryforwards. After consideration of all evidence, both positive and negative, management has determined that no valuation allowance is required at June 30, 2025 on the Company’s U.S. federal or state deferred tax assets; however, a valuation allowance has been recorded as of June 30, 2025 on deferred tax assets associated with foreign net operating loss carryforwards. Our income tax provision reflects the effects of state taxes, non-deductible expenses, share-based compensation expense, and foreign tax rates applicable to the Company’s foreign subsidiaries that are higher or lower than the U.S. statutory rate.

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

Results of Operations
The following table summarizes the key components of our results of operations for the periods indicated:

Index

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share data)	2025	2024	2025	2024
Revenues:
Wire transfer and money order fees, net	$132,970	$145,837	$253,137	$272,758
Foreign exchange gain, net	23,681	22,800	43,862	43,146
Other income	4,482	2,894	8,444	6,039
Total revenues	161,133	171,531	305,443	321,943

Operating expenses:
Service charges from agents and banks	102,257	113,369	196,045	211,303
Salaries and benefits	18,525	16,893	36,813	34,999
Other selling, general and administrative expenses	12,354	10,481	23,343	20,434
Provision for credit losses	1,858	1,776	3,924	3,371
Restructuring costs	—	2,711	306	2,711
Transaction costs	2,224	26	3,393	36
Depreciation and amortization	4,454	3,371	8,083	6,599
Total operating expenses	141,672	148,627	271,907	279,453

Operating income	19,461	22,904	33,536	42,490

Interest expense	3,093	3,095	5,793	5,797

Income before income taxes	16,368	19,809	27,743	36,693

Income tax provision	5,361	5,776	8,967	10,554

Net income	$11,007	$14,033	$18,776	$26,139

Earnings per common share:
Basic	$0.37	$0.43	$0.62	$0.79
Diluted	$0.37	$0.42	$0.62	$0.78

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Revenues
Revenues for the above periods are presented below:

($ in thousands)	Three Months Ended June 30, 2025	% of Revenues	Three Months Ended June 30, 2024	% of Revenues
Revenues:
Wire transfer and money order fees, net	$132,970	82%	$145,837	85%
Foreign exchange gain, net	23,681	15%	22,800	13%
Other income	4,482	3%	2,894	2%
Total revenues	$161,133	100%	$171,531	100%
Wire transfer and money order fees, net of $133.0 million for the three months ended June 30, 2025 decreased by $12.8 million, or 8.8%, from $145.8 million for the three months ended June 30, 2024. The decrease was primarily due to a lower transaction volume processed through our retail network of sending agents and Company-operated stores in the second quarter of 2025 compared to the second quarter of 2024 as a result of a contraction in the market, particularly the Mexico corridor coupled with a change in consumer behavior of

Index
sending a lower number of money transfers at a higher average principal sent per transaction. Therefore, the lower number of wire transfers sent resulted in lower fees paid by consumers.

Revenues from foreign exchange gain, net of $23.7 million for the three months ended June 30, 2025 increased by $0.9 million, or 3.9%, from $22.8 million for the three months ended June 30, 2024. This increase was primarily due to an increase in the average principal sent per transaction as well as a strengthening of the U.S. dollar against the Mexican peso.

Other income of $4.5 million for the three months ended June 30, 2025 increased by $1.6 million, or 55.2%, from $2.9 million for the three months ended June 30, 2024 primarily due to the effect of higher fees related to increased activity of our remittance-as-a-service relationships, as well as higher revenues primarily as a result of an increase of the base fees charged on money transfers and money orders deemed abandoned property.

Operating Expenses
Operating expenses for the above periods are presented below:

($ in thousands)	Three Months Ended June 30, 2025	% of Revenues	Three Months Ended June 30, 2024	% of Revenues
Operating expenses:
Service charges from agents and banks	$102,257	63%	$113,369	66%
Salaries and benefits	18,525	12%	16,893	10%
Other selling, general and administrative expenses	12,354	8%	10,481	6%
Provision for credit losses	1,858	1%	1,776	1%
Restructuring costs	—	—%	2,711	2%
Transaction costs	2,224	1%	26	NM
Depreciation and amortization	4,454	3%	3,371	2%
Total operating expenses	$141,672	88%	$148,627	87%

NM - Amounts round to less than 1%.

Service charges from agents and banks — Service charges from agents and banks were $102.3 million for the three months ended June 30, 2025 compared to $113.4 million for the three months ended June 30, 2024. The decrease of $11.1 million, or 9.8%, was primarily due to the decrease in transaction volume described above, as well as lower payer fees as a result of better pricing negotiated with paying agents.

Salaries and benefits — Salaries and benefits of $18.5 million for the three months ended June 30, 2025 increased by $1.6 million, or 9.5%, from $16.9 million for the three months ended June 30, 2024. The increase is primarily due to the Company's investment in talent acquisition and improved compensation for our sales force and digital channel services, as well as severance payments.

Other selling, general and administrative expenses — Other selling, general and administrative expenses of $12.4 million for the three months ended June 30, 2025 increased by $1.9 million, or 18.1%, from $10.5 million for the three months ended June 30, 2024.

The increase was primarily the result of:

•$1.1 million - increase in advertising related expenses primarily as a result of campaigns to promote our digital channel services; and
•$0.6 million - related to a gain on a legal contingency settlement that was recorded in the second quarter of 2024.

Restructuring costs — Restructuring costs of $2.7 million for the three months ended June 30, 2024 included primarily severance costs related to the restructuring of La Nacional and our foreign operations (none for the three months ended June 30, 2025).

Transaction costs — Transaction costs of $2.2 million for the three months ended June 30, 2025 consist primarily of financial advisory fees as well as other professional fees and legal fees incurred in connection with the Company's evaluation of strategic alternatives and business acquisition transactions.

Depreciation and amortization — Depreciation and amortization of $4.5 million for the three months ended June 30, 2025 increased by $1.1 million or 32.4% from $3.4 million for the three months ended June 30, 2024. The increase is primarily the result of higher

Index
depreciation associated with additional software developed being placed into production and computer equipment acquired to support our digital channels services expansion initiatives and sending agent network, as well as amortization related to the Amigo Paisano brands.

Non-Operating Expenses
Interest expense — Interest expense of $3.1 million for the three months ended June 30, 2025 remained virtually flat as compared to the three months ended June 30, 2024.

Income tax provision — Income tax provision was $5.4 million for the three months ended June 30, 2025, which represents a decrease of $0.4 million from an income tax provision of $5.8 million for the three months ended June 30, 2024. The decrease in income tax provision was mainly attributable to lower income before taxes primarily due to the factors discussed above.

Net Income
We reported Net Income of $11.0 million for the three months ended June 30, 2025 compared to Net Income of $14.0 million for the three months ended June 30, 2024, which resulted in a decrease of $3.0 million, or 21.4%, due to the same factors discussed above.

Earnings Per Share

Earnings per Share - Basic for the three months ended June 30, 2025 was $0.37, representing a decrease of $0.06, or 14.0%, compared to $0.43 for the three months ended June 30, 2024.
Earnings per Share - Diluted for the three months ended June 30, 2025 was $0.37, representing a decrease of $0.05, or 11.9%, compared to $0.42 for the three months ended June 30, 2024.
The decrease in both basic and diluted earnings per share (“EPS”) largely reflects the decrease in net income discussed above, offset by a reduced share count as a result of the stock repurchases.

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
Adjusted Net Income and Adjusted Earnings per Share

Adjusted Net Income is defined as net income adjusted to add back certain charges and expenses, such as non-cash amortization of intangible assets resulting from business and asset acquisition transactions, which will recur in future periods until these assets have been fully amortized, non-cash compensation costs and other items set forth in the table below, as these charges and expenses are not considered a part of our core business operations and are not an indicator of ongoing, future company performance.

Adjusted Earnings per Share - Basic and Diluted is calculated by dividing Adjusted Net Income by GAAP weighted-average common shares outstanding (basic and diluted).

Adjusted Net Income for the three months ended June 30, 2025 was $15.2 million, representing a decrease of $2.9 million from Adjusted Net Income of $18.1 million for the three months ended June 30, 2024. The decrease in Adjusted Net Income was primarily due to the decrease in Net Income discussed above, slightly offset by the higher net effect of the adjusting items detailed in the table below.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted Net Income:

	Three Months Ended June 30,
(in thousands, except for per share data)	2025	2024
Net Income	$11,007	$14,033
Adjusted for:
Share-based compensation (a)	2,133	2,392
Restructuring costs (b)	—	2,711
Transaction costs (c)	2,224	26
Legal contingency settlement (d)	—	(570)
Other charges and expenses (e)	516	218
Amortization of intangibles (f)	1,437	958
Income tax benefit related to adjustments (g)	(2,068)	(1,673)
Adjusted Net Income	$15,249	$18,095

Adjusted Earnings per Share
Basic	$0.51	$0.55
Diluted	$0.51	$0.55

Weighted-average common shares outstanding
Basic	29,843,687	32,698,951
Diluted	29,912,615	33,090,806

(a)Represents share-based compensation relating to equity awards granted primarily to employees and independent directors of the Company.
(b)Represents primarily severance, write-off of assets and, legal and professional fees related to the execution of restructuring plans.
(c)Represents primarily financial advisory, professional and legal fees related to evaluation of strategic alternatives and business acquisition transactions.
(d)Represents a gain contingency related to a legal settlement.
(e)Represents primarily loss on disposal of fixed assets.
(f)Represents the amortization of certain intangible assets that resulted from business and asset acquisition transactions.

Index
(g)Represents the current and deferred tax impact of the taxable adjustments to Net Income using the Company’s blended federal and state tax rate for each period. Relevant tax-deductible adjustments include all adjustments to Net Income.

Adjusted Earnings per Share - Basic for the three months ended June 30, 2025 was $0.51, representing a decrease of $0.04, or 7.3%, compared to $0.55 for the three months ended June 30, 2024. The decrease in Adjusted Earnings per Share - Basic was primarily due to the decrease in Net Income, partially offset by the effect of a lower weighted average common shares total for the period due to stock repurchases as well as the higher net effect of the adjusting items detailed in the table above.

Adjusted Earnings per Share - Diluted for the three months ended June 30, 2025 was $0.51, representing a decrease of $0.04, or 7.3%, compared to $0.55 for the three months ended June 30, 2024. The decrease in Adjusted Earnings per Share - Diluted was primarily due to the decrease in Net Income, partially offset by the effect of a lower weighted average common shares total for the period due to stock repurchases as well as the higher net effect of the adjusting items detailed in the table above.

The following table presents the reconciliation of GAAP Earnings per Share, our closest GAAP measure, to Adjusted Earnings per Share:

	Three Months Ended June 30,
	2025		2024
	Basic	Diluted	Basic	Diluted
GAAP Earnings per Share	$0.37	$0.37	$0.43	$0.42
Adjusted for:
Share-based compensation	0.07	0.07	0.07	0.07
Restructuring costs	—	—	0.08	0.08
Transaction costs	0.07	0.07	NM	NM
Legal contingency settlement	—	—	(0.02)	(0.02)
Other charges and expenses	0.02	0.02	0.01	0.01
Amortization of intangibles	0.05	0.05	0.03	0.03
Income tax benefit related to adjustments	(0.07)	(0.07)	(0.05)	(0.05)
Adjusted Earnings per Share	$0.51	$0.51	$0.55	$0.55

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

Adjusted EBITDA for the three months ended June 30, 2025 was $28.8 million, representing a decrease of $2.3 million, or 7.4%, from $31.1 million for the three months ended June 30, 2024. The decrease in Adjusted EBITDA was primarily due to the decrease in Net Income discussed above offset by the higher net effect of the adjusting items detailed in the table below.

Index

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted EBITDA:

	Three Months Ended June 30,
(in thousands)	2025	2024
Net Income	$11,007	$14,033
Adjusted for:
Interest expense	3,093	3,095
Income tax provision	5,361	5,776
Depreciation and amortization	4,454	3,371
EBITDA	23,915	26,275
Share-based compensation (a)	2,133	2,392
Restructuring costs (b)	—	2,711
Transaction costs (c)	2,224	26
Legal contingency settlement (d)	—	(570)
Other charges and expenses (e)	516	218
Adjusted EBITDA	$28,788	$31,052

(a)Represents share-based compensation relating to equity awards granted primarily to employees and independent directors of the Company.
(b)Represents primarily severance, write-off of assets and legal and professional fees related to the execution of restructuring plans.
(c)Represents primarily financial advisory, professional and legal fees related to evaluation of strategic alternatives and business acquisition transactions.
(d)Represents a gain contingency related to a legal settlement.
(e)Represents primarily loss on disposal of fixed assets.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Revenues
Revenues for the above periods are presented below:

($ in thousands)	Six Months Ended June 30, 2025	% of Revenues	Six Months Ended June 30, 2024	% of Revenues
Revenues:
Wire transfer and money order fees, net	$253,137	83%	$272,758	85%
Foreign exchange gain, net	43,862	14%	43,146	13%
Other income	8,444	3%	6,039	2%
Total revenues	$305,443	100%	$321,943	100%

Wire transfer and money order fees, net of $253.1 million for the six months ended June 30, 2025 decreased by $19.7 million, or 7.2%, from $272.8 million for the six months ended June 30, 2024. The decrease was primarily due to a decrease in transaction volume processed through our retail network of sending agents and Company-operated stores in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, which we primarily attribute to a contraction in the remittance market, particularly the Mexico corridor coupled with a change in consumer behavior of sending a lower number of money transfers at a higher average principal sent per transaction. Therefore, the lower number of wire transfers sent resulted in lower fees paid by consumers. As noted in the overview section above, for the six months ended June 30, 2025, principal amount sent decreased by approximately 0.8% to $11.8 billion whereas the number of transactions decreased by approximately 6.3% to 26.9 million, as compared to the same period in 2024

Revenues from foreign exchange gain, net of $43.9 million for the six months ended June 30, 2025 increased by $0.8 million, or 1.9%, from $43.1 million for the six months ended June 30, 2024. This increase was primarily due to an increase in the average principal sent per transaction as well as a strengthening of the U.S. dollar against the Mexican peso.

Index
Other income of $8.4 million for the six months ended June 30, 2025 increased by $2.4 million, or 40.0%, from $6.0 million for the six months ended June 30, 2024 primarily due to the effect of higher fees related to increased activity of our remittance-as-a-service relationships, as well as higher revenues primarily as a result of an increase of the base fees charged on money transfers and money orders deemed abandoned property.

Operating Expenses
Operating expenses for the above periods are presented below:

($ in thousands)	Six Months Ended June 30, 2025	% of Revenues	Six Months Ended June 30, 2024	% of Revenues
Operating expenses:
Service charges from agents and banks	$196,045	64%	$211,303	66%
Salaries and benefits	36,813	12%	34,999	11%
Other selling, general and administrative expenses	23,343	8%	20,434	6%
Provision for credit losses	3,924	1%	3,371	1%
Restructuring costs	306	NM	2,711	1%
Transaction costs	3,393	1%	36	NM
Depreciation and amortization	8,083	3%	6,599	2%
Total operating expenses	$271,907	89%	$279,453	87%

NM - Amounts round to less than 1%.

Service charges from agents and banks — Service charges from agents and banks were $196.0 million for the six months ended June 30, 2025 compared to $211.3 million for the six months ended June 30, 2024. The decrease of $15.3 million, or 7.2%, was primarily due to the decrease in transaction volume described above, as well as lower payer fees as a result of better pricing negotiated with our paying agents.

Salaries and benefits — Salaries and benefits of $36.8 million for the six months ended June 30, 2025 increased by $1.8 million, or 5.1%, from $35.0 million for the six months ended June 30, 2024. The increase is primarily due to the Company's investment in talent acquisition and improved compensation for our sales force and digital channel services as well as severance payments.

Other selling, general and administrative expenses — Other selling, general and administrative expenses of $23.3 million for the six months ended June 30, 2025 increased by $2.9 million, or 14.2%, from $20.4 million for the six months ended June 30, 2024.

The increase was primarily the result of:

•$1.8 million - increase in advertising related expenses primarily as a result of campaigns to promote our digital channel services;
•$0.7 million - higher IT related expenses incurred to sustain our business expansion and to improve our technology environment; and
•$0.6 million - related to a gain on legal contingency settlement that was recorded in the second quarter of 2024.

Provision for credit losses — Provision for credit losses of $3.9 million for the six months ended June 30, 2025 increased by $0.5 million, or 14.7%, from $3.4 million for the six months ended June 30, 2024. The increase is primarily due to a higher average balance outstanding of receivable balances from sending agents during the period, and a slight increase in write-offs of receivable balances primarily as a result of sending agents that were not able to pay in accordance with the original terms of their agreements with us and are, accordingly, subject to our normal collection procedures.

Restructuring costs — Restructuring costs of $0.3 million for the six months ended June 30, 2025 decreased by $2.4 million, or 89%, from $2.7 million for the six months ended June 30, 2024. Restructuring costs included primarily severance costs related to the restructuring of La Nacional and our foreign operations.

Transaction Costs — Transaction costs of $3.4 million for the six months ended June 30, 2025 consist primarily of financial advisory fees as well as other professional fees and legal fees incurred in connection with the Company's evaluation of strategic alternative and business acquisition transactions.

Depreciation and amortization — Depreciation and amortization of $8.1 million for the six months ended June 30, 2025 increased by $1.5 million from $6.6 million or 22.7%, for the six months ended June 30, 2024. The increase is primarily the result of higher

Index
depreciation associated with additional software developed being placed into production and computer equipment acquired to support our digital channels services expansion initiatives and sending agent network, as well as amortization related to the Amigo Paisano brands.

Non-Operating Expenses
Interest expense — Interest expense of $5.8 million for the six months ended June 30, 2025 remained virtually flat, from $5.8 million for the six months ended June 30, 2024.

Income tax provision — Income tax provision was $9.0 million for the six months ended June 30, 2025, which represents a decrease of $1.6 million from an income tax provision of $10.6 million for the six months ended June 30, 2024. The decrease in income tax provision was mainly attributable to a decrease in income before taxes primarily due to the factors discussed above.

Net Income
We reported Net Income of $18.8 million for the six months ended June 30, 2025 compared to Net Income of $26.1 million for the six months ended June 30, 2024, which resulted in a decrease of $7.3 million, or 28.0%, due to the same factors discussed above.

Earnings Per Share
Earnings per Share - Basic for the six months ended June 30, 2025 was $0.62, representing a decrease of $0.17, or 21.5%, compared to $0.79 for the six months ended June 30, 2024.

Earnings per Share - Diluted for the six months ended June 30, 2025 was $0.62, representing a decrease of $0.16, or 20.5%, compared to $0.78 for the six months ended June 30, 2024.

The decrease in both basic and diluted EPS largely reflects the decrease in net income discussed above, offset by a reduced share count as a result of the stock repurchases.

Adjusted Net Income and Adjusted Earnings per Share
Adjusted Net Income (previously defined and used as described above) for the six months ended June 30, 2025 was $26.2 million, representing a decrease of $6.6 million, or 20.1%, from Adjusted Net Income of $32.8 million for the six months ended June 30, 2024. The decrease in Adjusted Net Income was primarily due to the decrease in Net Income as discussed above, slightly offset by the higher net effect of the adjusting items detailed in the table below.

Index
The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted Net Income:

	Six Months Ended June 30,
(in thousands, except for per share data)	2025	2024
Net Income	$18,776	$26,139
Adjusted for:
Share-based compensation (a)	4,245	4,545
Restructuring costs (b)	306	2,711
Transaction costs (c)	3,393	36
Legal contingency settlement (d)	—	(570)
Other charges and expenses (e)	843	655
Amortization of intangibles (f)	2,148	1,935
Income tax benefit related to adjustments (g)	(3,534)	(2,679)
Adjusted Net Income	$26,177	$32,772

Adjusted Earnings per Share
Basic	$0.87	$0.99
Diluted	$0.86	$0.97

Weighted-average common shares outstanding
Basic	30,213,762	33,187,196
Diluted	30,370,069	33,639,811

(a)Represents share-based compensation relating to equity awards granted primarily to employees and independent directors of the Company.
(b)Represents primarily severance, write-off of assets and, legal and professional fees related to the execution of restructuring plans.
(c)Represents primarily financial advisory, professional and legal fees related to evaluation of strategic alternatives and business acquisition transactions.
(d)Represents a gain contingency related to a legal settlement.
(e)Represents primarily loss on disposal of fixed assets.
(f)Represents the amortization of certain intangible assets that resulted from business and asset acquisition transactions.
(g)Represents the current and deferred tax impact of the taxable adjustments to Net Income using the Company’s blended federal and state tax rate for each period. Relevant tax-deductible adjustments include all adjustments to Net Income.

Adjusted Earnings per Share - Basic and Diluted (previously defined and used as described above) are as follows:

Adjusted Earnings per Share - Basic for the six months ended June 30, 2025 was $0.87, representing a decrease of $0.12, or 12.1%, compared to $0.99 for the six months ended June 30, 2024. The decrease in Adjusted Earnings per Share - Basic was primarily due to the decrease in Net Income, partially offset by the effect of a lower weighted average common shares total for the period due to stock repurchases as well as the higher net effect of the adjusting items detailed in the table above.

Adjusted Earnings per Share - Diluted for the six months ended June 30, 2025 was $0.86, representing a decrease of $0.11, or 11.3%, compared to $0.97 for the six months ended June 30, 2024. The decrease in Adjusted Earnings per Share - Diluted was primarily due to the

Index
decrease in Net Income, partially offset by the effect of a lower weighted average common shares total for the period due to stock repurchases as well as the higher net effect of the adjusting items detailed in the table above.

The following table presents the reconciliation of Earnings per Share, our closest GAAP measure, to Adjusted Earnings per Share:

	Six Months Ended June 30,
	2025		2024
	Basic	Diluted	Basic	Diluted
Earnings per Share	$0.62	$0.62	$0.79	$0.78
Adjusted for:
Share-based compensation	0.14	0.14	0.14	0.14
Restructuring costs	0.01	0.01	0.07	0.07
Transaction costs	0.11	0.11	NM	NM
Legal contingency settlement	—	—	(0.02)	(0.02)
Other charges and expenses	0.03	0.03	0.02	0.02
Amortization of intangibles	0.07	0.07	0.06	0.06
Income tax benefit related to adjustments	(0.12)	(0.12)	(0.08)	(0.08)
Adjusted Earnings per Share	$0.87	$0.86	$0.99	$0.97

NM - Per share amounts are not meaningful.
The table above may contain slight summation differences due to rounding.

Adjusted EBITDA

Adjusted EBITDA (previously defined and used as described above) for the six months ended June 30, 2025 was $50.4 million, representing a decrease of $6.1 million, or 10.8%, from $56.5 million for the six months ended June 30, 2024. The decrease in Adjusted EBITDA was primarily due to the decrease in Net Income as discussed above, partially offset by the higher net effect of the adjusting items detailed in the table below.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted EBITDA:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net Income	$18,776	$26,139
Adjusted for:
Interest expense	5,793	5,797
Income tax provision	8,967	10,554
Depreciation and amortization	8,083	6,599
EBITDA	41,619	49,089
Share-based compensation (a)	4,245	4,545
Restructuring costs (b)	306	2,711
Transaction costs (c)	3,393	36
Legal contingency settlement (d)	—	(570)
Other charges and expenses (e)	843	655
Adjusted EBITDA	$50,406	$56,466

(a)Represents share-based compensation relating to equity awards granted primarily to employees and independent directors of the Company.
(b)Represents primarily severance, write-off of assets and legal and professional fees related to the execution of restructuring plans.
(c)Represents primarily financial advisory, professional and legal fees related to evaluation of strategic alternatives and business acquisition transactions.
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

We have funded and still expect to continue funding our liquidity requirements through internally generated funds, supplemented in the ordinary course, with borrowings under our revolving credit facility. We maintain a strong cash and cash equivalents balance position and have access to committed funding sources, which we have used only on an ordinary course basis during the six months ended June 30, 2025. Therefore, we believe that our current cash and cash equivalents position, as well as projected cash flows generated from operations, together with borrowings under our revolving credit facility are sufficient to fund our principal and interest payments, lease expenses, our working capital needs, our business acquisitions, our expected capital expenditures and projected common stock repurchases in the short and long terms.

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

As of June 30, 2025, there were $144.1 million of outstanding amounts drawn on the revolving credit facility. There were $380.9 million of additional borrowings available under this facility as of June 30, 2025.

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

The effective interest rate for the six months ended June 30, 2025 for the revolving credit facility was 2.74%.

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

As of June 30, 2025, we were in compliance with the covenants of the Second A&R Credit Agreement that require the Company to maintain a quarterly minimum interest coverage ratio of 3.00:1.00 and a quarterly maximum consolidated leverage ratio of 3.50:1.00.

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

The Company accounts for purchases of treasury stock under the cost method. Any direct costs incurred to acquire treasury stock are considered stock issue costs and added to the cost of the treasury stock. During the six months ended June 30, 2025, including the shares purchased in the privately-negotiated transaction described below, the Company purchased 1,348,214 shares for an aggregate purchase price of $16.3 million. During the six months ended June 30, 2024, the Company purchased 1,646,127 shares for an aggregate purchase price of $34.6 million. As of June 30, 2025, there was $48.3 million available for future share repurchases under the Repurchase Program.

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

Operating Leases

We are party to operating leases for office space, warehouses and Company-operated store locations and vehicles, which we use as part of our day-to-day operations. Operating lease expenses were $1.7 million and $3.5 million for the three and six months ended June 30, 2025, respectively, which we expect to be consistent throughout the year. We have not entered into finance lease commitments. For additional information on operating lease obligations, refer to Note 7, Leases, to the Condensed Consolidated Financial Statements.

Merger Agreement

Until the Merger closes, or the Merger Agreement is terminated, our liquidity requirements will primarily be funded by our cash flow from operations, borrowings under our existing credit facility and certain other capital activities allowed under the Merger Agreement. In particular, we are subject to various restrictions under the Merger Agreement (except for under limited exceptions) on assuming additional debt, issuing additional equity or debt, repurchasing equity, making certain capital expenditures, and entering into certain acquisition, disposition and leasing transactions, among other restrictions, subject to the restrictions under the Merger Agreement.

Index
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2025	2024
Statements of Cash Flows Data:
Net cash provided by operating activities	$81,184	$28,666
Net cash used in investing activities	(10,033)	(20,150)
Net cash used in financing activities	(29,767)	(14,066)
Effect of exchange rate changes on cash and cash equivalents	2,836	(444)
Net increase (decrease) in cash and cash equivalents	44,220	(5,994)

Cash and cash equivalents, beginning of period	130,503	239,203
Cash and cash equivalents, end of period	$174,723	$233,209

Operating Activities
Net cash provided by operating activities was $81.2 million for the six months ended June 30, 2025, an increase of $52.5 million from net cash provided by operating activities of $28.7 million for the six months ended June 30, 2024. The increase is primarily a result of a $58.8 million change in working capital, which varies due to timing of remittances of consumer funds by sending agents and transmittal orders and payments, as well as prefunding of payers primarily for weekends. This was partially offset by a $7.3 million decrease in net income.

Investing Activities
Net cash used in investing activities was $10.0 million for the six months ended June 30, 2025, representing a decrease of $10.2 million from net cash used in investing activities of $20.2 million for the six months ended June 30, 2024. This decrease in cash used was primarily due to the capitalization of leasehold improvements, furniture and equipment related to the Company's move to the new U.S. headquarters during the six months ended June 30, 2024 in an amount of $9.9 million, which did not recur during the six months ended June 30, 2025.

Financing Activities
Net cash used in financing activities was $29.8 million for the six months ended June 30, 2025, which primarily consisted of $12.5 million of net repayments under the revolving credit facility, $16.3 million used for repurchases of common stock and $0.9 million of payments for stock-based awards for shares withheld for tax payments in connection with share-based compensation arrangements.

Net cash provided by financing activities was $14.1 million for the six months ended June 30, 2024, which primarily consisted of $26.0 million of net borrowings from the revolving credit facility, $3.3 million in scheduled quarterly payments due on the term loan facility, $34.6 million used for repurchases of common stock and $2.2 million of payments for stock-based awards for shares withheld for tax payments in connection with share-based compensation arrangements.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. Our Critical Accounting Policies and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024, for which there were no material changes during the three and six months ended June 30, 2025, included the following:

•Allowance for Credit Losses
•Goodwill and Intangible Assets
•Income Taxes

Recent Accounting Pronouncements
Refer to Note 1, Business and Accounting Policies, of the Condensed Consolidated Financial Statements for information on recent accounting pronouncements.

Index
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
We manage foreign currency risk through the structure of the business and an active risk management process. One of the methods to settle with our payers in Latin America is entering into foreign exchange tom and spot transactions with local and foreign currency providers (“counterparties”). The foreign currency exposure on our foreign exchange tom and spot transactions is limited by the fact that all transactions are settled within two business days from trade date. Foreign currency fluctuations, however, may negatively affect our average exchange gain per transaction. The Company had open tom and spot foreign exchange contracts for Mexican pesos and Guatemalan quetzales amounting to approximately $58.6 million and $12.7 million at June 30, 2025 and December 31, 2024, respectively.

In addition, included in wire transfers and money orders payable, net in our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, there are $59.2 million and $23.0 million, respectively, of wires payable denominated in foreign currencies, primarily Mexican pesos and Guatemalan quetzales.

Also, included in prepaid wires, net in our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, there are $10.9 million and $29.8 million, respectively, of prepaid wires denominated in foreign currencies, primarily Mexican pesos and Guatemalan quetzales.

We are also exposed to changes in currency rates as a result of our investments in foreign operations and revenues generated in currencies other than the U.S. dollar. Revenues and profits generated by international operations will increase or decrease because of changes in foreign currency exchange rates. This foreign currency risk is related primarily to our operations in our foreign subsidiaries. Revenues from our foreign subsidiaries represents approximately 3% of our consolidated revenues for the six months ended June 30, 2025. Therefore, a 10% increase or decrease in these currency rates against the U.S. Dollar would result in a de minimis change to our overall operating results.

The spot and average exchange rates for the currencies in which we operate to U.S. dollar are as follows:

	2025		2024
	Spot(1)	Average(2)	Spot(1)	Average(2)
U.S. dollar/Mexican Peso	18.80	19.95	20.75	17.10
U.S. dollar/Guatemalan Quetzal	7.67	7.68	7.68	7.77
U.S. dollar/Canadian Dollar	1.37	1.41	1.44	1.36
U.S. dollar/Dominican Peso	59.47	60.89	61.10	58.85
U.S. dollar/Euro	0.85	0.92	0.96	0.93
U.S. dollar/British Pound Sterling(3)	0.73	0.77	0.80	—
(1)Spot exchange rates are as of June 30, 2025 and December 31, 2024.
(2)Average exchange rates are for the six months ended June 30, 2025 and 2024.
(3)We commenced operations in the United Kingdom in connection with an acquisition of a money service entity in July 2024 and, therefore, no information is provided for the six months ended June 30, 2024.

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

During the six months ended June 30, 2025, the Federal Reserve maintained the fed funds rate at 4.50% as it continues monitoring any potential impact on the U.S. economy of recent trade actions and other measures implemented by the United States and other countries. Although the Federal Reserve has lowered short-term interest rates since September 2024, interest rates, particularly long-term rates, remain elevated and the timing, direction and extent of any future interest rate changes remain uncertain. As of June 30, 2025, we had $144.1 million in outstanding borrowings under the revolving credit facility. A hypothetical 1% increase or decrease in the interest rate on our indebtedness as of June 30, 2025 would have increased or decreased cash interest expense on our revolving credit facility by approximately $1.4 million per annum, respectively.

Index
Credit Risk
We maintain certain cash balances in various U.S. banks, which at times, may exceed federally insured limits. We have not incurred any losses on these accounts. In addition, we maintain cash in various bank accounts in Mexico, Guatemala, Canada, the Dominican Republic, Spain, the United Kingdom, Germany and Italy and short-term investment accounts in Mexico, which may not be fully insured. During the six months ended June 30, 2025, we did not incur any losses on these uninsured accounts. To manage our exposure to credit risk with respect to cash balances and other credit risk exposure resulting from our relationships with banks and financial institutions, we regularly review cash concentrations, and we attempt to diversify our cash balances among global financial institutions.

We are also exposed to credit risk related to receivable balances from sending agents, digital partners and other parties. We perform a credit review before each agent signing and conduct ongoing analyses of sending agents and certain other parties we transact with directly. As of June 30, 2025, we also had $4.4 million outstanding of agent advances receivable from sending agents. Most of the agent advances receivable are collateralized by personal guarantees from the sending agents and by assets from their businesses.

Our provision for credit losses was approximately $3.9 million for the six months ended June 30, 2025 (1.3% of total revenues) and $3.4 million for the six months ended June 30, 2024 (1.1% of total revenues). The increase in our provision for credit losses in the six months ended June 30, 2025 is primarily due to higher outstanding balances of accounts receivable primarily related to higher principal amount sent processed by our sending agents.
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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our Chief Executive Officer and President, and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure as of June 30, 2025.

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

The announcement and pendency of the proposed Merger may adversely affect our business, financial condition, and results of operations.

The announcement and pendency of the proposed Merger could cause disruptions to our business or business relationships and create uncertainty surrounding our business, which could have an adverse impact on our financial condition and results of operations, regardless of whether the Merger is completed, including as a result of the following (all of which could be exacerbated by a delay in completion of the Merger):
•customers, agents or other parties with which we maintain business relationships may experience uncertainty prior to the closing of the Merger and seek alternative relationships with third parties or seek to terminate or renegotiate their relationships with us;
•our employees may experience uncertainty about their future roles with us, which might adversely affect our ability to attract, retain and motivate key personnel and other employees;
•the restrictions imposed on our business and operations pursuant to certain covenants set forth in the Merger Agreement, which may prevent us from pursuing certain opportunities;
•the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger;
•the attention of our management may be directed to Merger-related considerations and may be diverted from the day-to-day operations of our business; and
•there may be litigation relating to the Merger, or injunctions or governmental orders initiated by a governmental entity restraining, enjoining or prohibiting the consummation of the Merger, and there may be costs related thereto.

Failure to consummate the Merger within the expected time frame or at all could have a material adverse impact on our business, financial condition and results of operations.

There can be no assurance that the proposed Merger will be consummated. The consummation of the proposed Merger is subject to various customary closing conditions, including: (i) approval of the stockholders of the Company, (ii) the absence of any judgment by any governmental authority of competent jurisdiction or any applicable law that enjoins, restrains or otherwise makes illegal, prevents or prohibits consummation of the Merger, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act, (iv) the receipt of applicable consents, approvals or other clearances required to be obtained under the Merger Agreement, including with respect to the Company’s or its subsidiaries’ money transmitter licenses, and (v) other customary closing conditions. There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all. If the Merger is not completed, we may suffer consequences that could adversely affect our business, results of operations, and share price, including the following:
•we could be required to pay a termination fee of $19,800,000 to Western Union under certain circumstances as described in the Merger Agreement;
•there can be no assurance that a remedy will be available to us in the event of a breach of the Merger Agreement by Western Union or that we will wholly or partially recover for any damages incurred by us in connection with the Merger;
•we would have incurred and will incur significant costs in connection with the Merger that we would be unable to wholly or partially recover;
•we may be subject to legal proceedings related to the Merger;

Index
•the failure of the Merger to be consummated may result in negative publicity and a negative impression of us among customers or in the investment community or business community generally;
•any disruptions to our business resulting from the announcement and pendency of the Merger, including any adverse changes in our relationships with our employees, customers, suppliers, and other business partners, may continue or intensify in the event the merger is not consummated;
•we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures; and
•we may experience a departure of management personnel and other employees.

We and our directors may be targets of securities class action and derivative lawsuits, which could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies and their directors when companies enter into agreements for transactions similar to those contemplated by the Merger Agreement, and such lawsuits may be brought against us and our directors in connection with the Merger Agreement. Even if the lawsuits are without merit, these claims can result in substantial costs and divert management time and resources. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed, which may adversely affect our business, financial position, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the quarter ended June 30, 2025:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
April 1 through April 30	330,367	$12.18	329,642	$55,510,523
May 1 through May 31	344,317	$11.37	344,136	$51,596,312
June 1 through June 30	306,926	$10.75	306,563	$48,299,973
Total	981,610		980,341

(a)Includes (i) 725, (ii) 181 and (iii) 363 shares withheld for income tax purposes in April 2025, May 2025 and June 2025, respectively, in connection with shares issued under compensation and benefit programs.
(b)On August 18, 2021, the Company’s Board of Directors approved a stock repurchase program (the “Repurchase Program”) that authorizes the Company to purchase up to $40.0 million of outstanding shares of the Company’s common stock. The Repurchase Program does not have an expiration date. On March 3, 2023, the Board of Directors approved an increase to the Repurchase Program that authorizes the Company to purchase an additional $100.0 million of its outstanding shares. On August 26, 2024, the Board of Directors approved an increase to the Repurchase Program that authorizes the Company to purchase an additional $63.8 million of its outstanding shares. In consideration of the proposed Merger and pursuant to certain restrictive covenants under the Merger Agreement, the Company has suspended activity under the Repurchase Program and does not intend to make further repurchases under it during the pendency of the Merger Agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the quarter ended June 30, 2025, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Index
ITEM 6. EXHIBITS

Exhibit No.	Document
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Chief Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Chief Financial Officer

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included with the Exhibit 101 attachments).

*Filed herewith.
**    Previously filed.
#    Furnished herewith.

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Money Express, Inc. (Registrant)

Date: August 11, 2025	By:	/s/ Robert Lisy
Robert Lisy
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 11, 2025	By:	/s/ Andras Bende
Andras Bende
Chief Financial Officer
(Principal Financial Officer)