Form 10-Q
period 2025-09-30
International Money Express, Inc.
filed 2025-11-10
CIK 1683695

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒
As of November 5, 2025, there were 29,718,731 shares of the registrant’s common stock, $0.0001 par value per share, outstanding. The registrant has no other class of common stock outstanding.

Index
INTERNATIONAL MONEY EXPRESS, INC.

Index

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q may contain certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act, as amended, which reflect our current views with respect to certain events that are not historical facts but could have an effect on our future performance, including but without limitation, statements regarding our plans, objectives, financial performance, business strategies, projected results of operations, and expectations of the Company. These forward-looking statements include, but are not limited to, statements concerning the pending acquisition of the Company by The Western Union Company (“Western Union”), including our expectations regarding the timing and completion of the pending acquisition.

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
•factors relating to the contemplated pending acquisition of the Company by Western Union, including:
•the completion of the pending transaction on anticipated terms and timing or at all, including obtaining stockholder and regulatory approvals and other conditions to the completion of the transaction;
•the ability of Western Union to integrate and implement its plans, forecasts and other expectations with respect to our business after the completion of the pending transaction;
•the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the Merger Agreement, which may require us to pay a termination fee or other expenses;
•potential significant transaction costs associated with the pending transaction, and the possibility that the pending transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
•continued availability of capital and other changes in capital markets;
•potential litigation or regulatory actions relating to the pending transaction, which could result in significant costs of defense, indemnification, and liability;
•the risk that disruptions from the pending transaction, such as diverting management’s attention from our ongoing business operations and relationships, may harm our business, including current plans and operations;
•the effect of the announcement, pendency or completion of the pending transaction on our ability to retain and hire key personnel;
•our ability to maintain relationships with customers, suppliers, governments, regulators and others with whom we do business, or our operating results or business generally; and
•potential adverse business uncertainty resulting from restrictions imposed by the Merger Agreement during the pendency of the pending transaction that may impact our ability to pursue certain business opportunities or strategic transactions;
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
•political conditions in the United States and the impact and duration of the current federal government shutdown;
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
•weakness in U.S. or international economic conditions; and
•other economic, business and/or competitive factors, risks and uncertainties, including those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in our Annual Report on Form 10-K for the year ended December 31, 2024, as well as any additional factors that may be described in our other filings with the Securities and Exchange Commission (“SEC”) from time to time.

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
4

Index
PART 1 – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	September 30, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$151,589	$130,503
Accounts receivable, net of allowance of $5,684 and $3,546, respectively	119,218	107,077
Prepaid wires, net	23,199	49,205
Prepaid expenses and other current assets	17,218	10,998
Total current assets	311,224	297,783

Property and equipment, net	56,633	50,354
Goodwill	55,195	55,195
Intangible assets, net	26,576	26,847
Other assets	29,104	32,198
Total assets	$478,732	$462,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,328	$19,520
Wire transfers and money orders payable, net	93,416	85,044
Accrued and other liabilities	41,758	47,434
Total current liabilities	153,502	151,998
Long-term liabilities:
Debt, net	157,929	156,623
Lease liabilities, net	16,995	18,582
Deferred tax liability, net	618	250
Total long-term liabilities	175,542	175,455

Commitments and contingencies, see Note 17

Stockholders’ equity:
Preferred stock $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock $0.0001 par value; 200,000,000 shares authorized, 40,676,779 and 40,164,056 shares issued and 29,713,211 and 30,548,702 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	4	4
Additional paid-in capital	85,527	79,592
Retained earnings	281,209	257,470
Accumulated other comprehensive loss	(22)	(1,446)
Treasury stock, at cost; 10,963,568 and 9,615,354 shares as of September 30, 2025 and December 31, 2024, respectively	(217,030)	(200,696)
Total stockholders’ equity	149,688	134,924
Total liabilities and stockholders’ equity	$478,732	$462,377
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except for share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Wire transfer and money order fees, net	$127,795	$144,600	$380,932	$417,358
Foreign exchange gain, net	22,278	23,954	66,140	67,100
Other income	4,848	3,393	13,292	9,432
Total revenues	154,921	171,947	460,364	493,890

Operating expenses:
Service charges from agents and banks	98,636	111,348	294,681	322,651
Salaries and benefits	19,701	17,238	56,514	52,237
Other selling, general and administrative expenses	14,132	10,412	37,475	30,846
Provision for credit losses	2,154	1,665	6,078	5,036
Restructuring costs	—	27	306	2,738
Transaction costs	5,353	50	8,746	86
Depreciation and amortization	4,410	3,382	12,493	9,981
Total operating expenses	144,386	144,122	416,293	423,575

Operating income	10,535	27,825	44,071	70,315

Interest expense	2,981	3,200	8,774	8,997

Income before income taxes	7,554	24,625	35,297	61,318

Income tax provision	2,591	7,328	11,558	17,882

Net income	4,963	17,297	23,739	43,436

Other comprehensive income (loss)	(160)	(66)	1,424	(585)

Comprehensive income	$4,803	$17,231	$25,163	$42,851

Earnings per common share:
Basic	$0.17	$0.53	$0.79	$1.32
Diluted	$0.17	$0.53	$0.79	$1.30

Weighted-average common shares outstanding:
Basic	29,616,788	32,366,831	30,012,584	32,911,742
Diluted	29,816,620	32,732,465	30,183,399	33,335,363

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except for share data, unaudited)

	Three Months Ended September 30, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2025	40,387,993	$4	(10,963,568)	$(217,030)	$82,895	$276,246	$138	$142,253
Net income	—	—	—	—	—	4,963	—	4,963
Issuance of common stock:
Exercise of stock options	5,000	—	—	—	(10)	—	—	(10)
Other stock awards, net of shares withheld for taxes	283,786	—	—	—	(117)	—	—	(117)
Share-based compensation	—	—	—	—	2,759	—	—	2,759
Adjustment from foreign currency translation, net	—	—	—	—	—	—	(160)	(160)
Acquisition of treasury stock, at cost	—	—	—	—	—	—	—	—
Balance, September 30, 2025	40,676,779	$4	(10,963,568)	$(217,030)	$85,527	$281,209	$(22)	$149,688

	Three Months Ended September 30, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2024	40,091,006	$4	(7,496,161)	$(160,186)	$78,066	$224,788	$(257)	$142,415
Net income	—	—	—	—	—	17,297	—	17,297
Issuance of common stock:
Exercise of stock options	26,600	—	—	—	300	—	—	300
Other stock awards, net of shares withheld for taxes	18,315	—	—	—	(95)	—	—	(95)
Share-based compensation	—	—	—	—	2,312	—	—	2,312
Adjustment from foreign currency translation, net	—	—	—	—	—	—	(66)	(66)
Acquisition of treasury stock, at cost	—	—	(1,093,372)	(20,318)	—	—	—	(20,318)
Balance, September 30, 2024	40,135,921	$4	(8,589,533)	$(180,504)	$80,583	$242,085	$(323)	$141,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands, except for share data, unaudited)

	Nine Months Ended September 30, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	40,164,056	$4	(9,615,354)	$(200,696)	$79,592	$257,470	$(1,446)	$134,924
Net income	—	—	—	—	—	23,739	—	23,739
Issuance of common stock:
Exercise of stock options	5,000	—	—	—	(10)	—	—	(10)
Other stock awards, net of shares withheld for taxes	507,723	—	—	—	(1,059)	—	—	(1,059)
Share-based compensation	—	—	—	—	7,004	—	—	7,004
Adjustment from foreign currency translation, net	—	—	—	—	—	—	1,424	1,424
Acquisition of treasury stock, at cost	—	—	(1,348,214)	(16,334)	—	—	—	(16,334)
Balance, September 30, 2025	40,676,779	$4	(10,963,568)	$(217,030)	$85,527	$281,209	$(22)	$149,688

	Nine Months Ended September 30, 2024
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	39,673,271	$4	(5,850,034)	$(125,564)	$75,686	$198,649	$262	$149,037
Net income	—	—	—	—	—	43,436	—	43,436
Issuance of common stock:
Exercise of stock options, net of shares withheld for taxes	149,654	—	—	—	(823)	—	—	(823)
Other stock awards, net of shares withheld for taxes	312,085	—	—	—	(1,137)	—	—	(1,137)
Fully vested shares	911	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	6,857	—	—	6,857
Adjustment from foreign currency translation, net	—	—	—	—	—	—	(585)	(585)
Acquisition of treasury stock, at cost	—	—	(2,739,499)	(54,940)	—	—	—	(54,940)
Balance, September 30, 2024	40,135,921	$4	(8,589,533)	$(180,504)	$80,583	$242,085	$(323)	$141,845
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$23,739	$43,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,493	9,981
Share-based compensation	7,004	6,857
Provision for credit losses	6,078	5,036
Debt origination costs amortization	770	888
Loss on debt extinguishment	—	272
Deferred income tax provision (benefit), net	368	(1,110)
Non-cash lease expense	5,220	5,265
Loss on disposal of property and equipment	1,111	1,315
Total adjustments	33,044	28,504
Changes in operating assets and liabilities:
Accounts receivable	(18,972)	23,919
Prepaid wires, net	28,164	(5,661)
Prepaid expenses and other assets	(4,974)	5,469
Wire transfers and money orders payable, net	6,465	(17,232)
Lease liabilities	(6,061)	(4,036)
Accounts payable and accrued and other liabilities	(8,896)	(16,431)
Net cash provided by operating activities	52,509	57,968

Cash flows from investing activities:
Purchases of property and equipment	(16,713)	(26,060)
Proceeds from sale of real estate property	407	—
Cash used in business acquisition, net of cash and cash equivalents acquired	—	(1,249)
Acquisition of agent locations	(1,199)	(550)
Net cash used in investing activities	(17,505)	(27,859)

Cash flows from financing activities:
Repayments of term loan facility	—	(75,469)
Borrowings under revolving credit facility	6,086,600	936,450
Repayments under revolving credit facility	(6,085,286)	(912,250)
Debt origination costs	—	(3,066)
Payments from exercise of stock options	(10)	(823)
Payments for stock-based awards	(1,059)	(1,136)
Repurchases of common stock	(16,334)	(54,940)
Other financing activities	(49)	—
Net cash used in financing activities	(16,138)	(111,234)

Effect of exchange rate changes on cash and cash equivalents	2,220	(1,467)

Net increase (decrease) in cash and cash equivalents	21,086	(82,592)

Cash and cash equivalents, beginning of period	130,503	239,203

Cash and cash equivalents, end of period	$151,589	$156,611
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands, unaudited)

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,004	$7,939
Cash paid for income taxes	$16,706	$24,304

Supplemental disclosure of non-cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$2,745	$2,089
Settlement of receivables from agent acquisitions	$1,634	$—
Accrued liabilities related to agent acquisitions	$350	$—

Supplemental disclosure of non-cash financing activities:
Issuance of common stock for cashless exercise of options	$—	$4,359

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

Current political conditions in the United States, including the recent federal government shutdown, have resulted in high levels of volatility in the market as well as uncertainty as to the economic and financial impacts of recent economic, trade and immigration enforcement actions taken by the current administration on the U.S., as well as foreign countries, including those that are destinations for money transfers or in which we currently operate. In addition, political, social and economic conditions in key Latin American markets continue to exhibit instability, as evidenced by higher interest rates, high unemployment rates, restricted lending activity, higher inflation, volatility in foreign currencies and low consumer confidence, among other economic, political and market factors.

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

Consummation of the Merger is subject to various remaining customary closing conditions, including: (i) approval of the stockholders of the Company, (ii) the absence of any judgment by any governmental authority of competent jurisdiction or any applicable law that enjoins, restrains or otherwise makes illegal, prevents or prohibits consummation of the Merger, (iii) the receipt of applicable consents, approvals or other clearances required to be obtained under the Merger Agreement, including with respect to the Company’s or its subsidiaries’ money transmitter licenses, and (iv) other customary closing conditions. The Company cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if the Merger will close.

In addition, the consummation of the Merger was conditioned upon the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), which waiting period expired on October 6, 2025.

Concentrations

The Company maintains certain of its cash balances in various U.S. banks, which at times, may exceed federally insured limits. The Company has not incurred any losses on these accounts. In addition, the Company maintains various bank accounts in Mexico, Guatemala, Canada, the Dominican Republic, Spain, Italy, Germany and the United Kingdom and short-term investment accounts in Mexico, which may not be fully insured. During the three and nine months ended September 30, 2025, the Company did not incur any losses on these uninsured foreign bank accounts.

In addition, a substantial portion of our paying agents are concentrated in a few large banks and financial institutions and large retail chains in Latin American countries.

Index
Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued guidance, ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. This guidance requires a public entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For the Company, the new standard is effective for the annual period ending on December 31, 2025, on a prospective basis with the option to apply retrospectively. The adoption of this guidance is not expected to have a material effect on the consolidated financial statements for the year ending December 31, 2025.

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

The FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This amendment simplifies the software capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those fiscal years, with early adoption permitted. The amendments in this update permit an entity to apply the new guidance using a prospective, retrospective or modified transition approach. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements.

Reclassifications
Certain reclassifications have been made to the prior year financial statements in order to concur with current financial presentation primarily as it relates to disclosure of the provision for credit losses as a separate item in the condensed consolidated statements of income and comprehensive income.

NOTE 2 – ACQUISITIONS
Restructuring costs
During 2024, the Company started executing a restructuring plan primarily related to certain of its foreign operations and Envios de Valores La Nacional Corp (“La Nacional”). These restructuring costs are part of the Company's plan, for which the objectives are to reorganize the workforce, streamline operational processes, integrate technology functionality, as well as to develop efficiencies within the Company. For the nine months ended September 30, 2025, the Company incurred approximately $0.3 million in expenses for a reduction of workforce in certain locations. These expenses primarily consisted of severance payments and related benefits. For the three and nine months ended September 30, 2024, the Company incurred approximately $27.0 thousand and $2.5 million in expenses for a reduction of workforce in certain locations, closing of certain facilities, discontinuing technology and disposal of obsolete assets.

The following table presents the changes in our liability balance related to restructuring costs for the three and nine months ended September 30, 2025 (in thousands):

Index

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Severance costs	Legal and professional fees	Severance costs	Legal and professional fees
Beginning balance	$69	$—	$300	$16
Charges incurred	—	—	297	9
Payments/other	(69)	—	(597)	(25)
Ending balance	$—	$—	$—	$—
The following table presents the changes in our liability balance related to restructuring costs for the three and nine months ended September 30, 2024 (in thousands):

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Severance costs	Legal and professional fees	Severance costs	Legal and professional fees
Beginning balance	$961	$366	$—	$—
Charges incurred	27	—	1,691	376
Payments	(452)	(357)	(1,155)	(367)
Ending balance	$536	$9	$536	$9

Transaction Costs

Transaction costs include all internal and external costs directly related to acquisition activities and the Company's evaluation of strategic alternatives including the pending Merger with Western Union, consisting primarily of legal, consulting, accounting and financial advisory fees. Transaction costs were $5.4 million and $50.0 thousand for the three months ended September 30, 2025 and 2024, respectively, and $8.7 million and $86.0 thousand for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 3 – REVENUES
The Company recognized revenues from contracts with customers, sending agents, digital partners and others for the three and nine months ended September 30, 2025 and 2024, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Wire transfer and money order fees	$128,091	$145,444	$382,588	$419,485
Discounts and promotions	(296)	(844)	(1,656)	(2,127)
Wire transfer and money order fees, net	127,795	144,600	380,932	417,358
Foreign exchange gain, net	22,278	23,954	66,140	67,100
Other income	4,848	3,393	13,292	9,432
Total revenues	$154,921	$171,947	$460,364	$493,890

There are no significant initial costs incurred to obtain contracts with customers. Until January 31, 2025, the Company had a loyalty program under which customers earned one point for each wire transfer completed. Points were redeemed for a discounted wire transaction fee or a foreign exchange rate that was more favorable to the customer. Because the loyalty program benefits represented a future performance obligation, a portion of the initial consideration was recorded as deferred revenue loyalty program (see Note 9) and a corresponding loyalty program entry was recorded as contra revenue. Revenue from this performance obligation was recognized upon customers redeeming points or upon expiration of any points outstanding. Effective February 1, 2025, the loyalty program was terminated. Under the termination conditions, customers were able to redeem their points by July 31, 2025. Any points not redeemed by that date expired automatically.

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

Index
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

Wire transfers and money order fees include money order fees of $0.5 million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively, and $1.6 million and $1.7 million for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 4 – ACCOUNTS RECEIVABLE AND AGENT ADVANCES RECEIVABLE, NET OF ALLOWANCE
Accounts Receivable

Accounts receivable represents primarily outstanding balances from sending agents for pending wire transfers or money orders from our customers. The outstanding balance of accounts receivable, net of allowance for credit losses, consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Accounts receivable	$124,902	$110,623
Allowance for credit losses	(5,684)	(3,546)
Accounts receivable, net	$119,218	$107,077

Agent Advances Receivable
Agent advances receivable, net of allowance for credit losses, from sending agents is as follows (in thousands):

	September 30, 2025	December 31, 2024
Agent advances receivable, current	$2,132	$2,260
Allowance for credit losses	(211)	(173)
Net current	$1,921	$2,087

Agent advances receivable, long-term	$2,530	$2,315
Allowance for credit losses	(190)	(117)
Net long-term	$2,340	$2,198

The net current portion of agent advances receivable is included in prepaid expenses and other current assets (see Note 5), and the net long-term portion is included in other assets (see Note 5) in the condensed consolidated balance sheets. At September 30, 2025 and December 31, 2024, there were $4.7 million and $4.6 million, respectively, of agent advances receivable collateralized by personal guarantees from sending agents and assets from their businesses in case of a default by the agent.

The maturities of agent advances receivable at September 30, 2025 are as follows (in thousands):

Outstanding Balance
Under 1 year	$2,132
Between 1 and 2 years	1,760
More than 2 years to 3 years	770
Total	$4,662

Allowance for Credit Losses

Index
The changes in the allowance for credit losses related to accounts receivable and agent advances receivable are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$5,509	$3,910	$3,836	$2,794
Provision	2,154	1,665	6,078	5,036
Charge-offs	(1,811)	(1,405)	(4,905)	(4,247)
Recoveries	229	224	701	904
Other	4	16	375	(77)
Ending Balance	$6,085	$4,410	$6,085	$4,410

The allowance for credit losses allocated by financial instrument category is as follows (in thousands):

	September 30, 2025	December 31, 2024
Accounts receivable	$5,684	$3,546
Agent advances receivable	401	290
Allowance for credit losses	$6,085	$3,836

NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid insurance	$1,488	$1,097
Prepaid fees and services	3,256	2,823
Agent incentive advances	2,318	2,494
Agent advances receivable, net of allowance	1,921	2,087
Prepaid marketing	1,577	502
Prepaid income taxes	5,374	119
Prepaid expenses and other current assets	1,284	1,876
	$17,218	$10,998

Other assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Revolving credit facility origination fees	$3,847	$4,576
Agent incentive advances	2,193	3,702
Agent advances receivable, net of allowance	2,340	2,198
Right-of-use assets, net	17,338	18,511
Funds held by seized banking entities, net of allowance	1,743	1,539
Other assets	1,643	1,672
	$29,104	$32,198

Prior to 2022, local banking regulators in Mexico resolved to close and liquidate a local financial institution, citing a lack of compliance with minimum capital requirements. The Company has approximately $6.0 million of exposure from deposits it held with this bank when it was closed. In accordance with the banking regulations in Mexico, large depositors such as the Company will be paid once the assets of the financial institution are liquidated. Currently, it is difficult to predict the length of the liquidation process or if the proceeds from the asset liquidation will be sufficient to recover any of the Company's funds on deposit. The Company maintains a valuation allowance of approximately $4.3 million as of September 30, 2025 in connection with the balance of deposits held by the financial institution as a result of its closure, which has not materially changed since 2022.

Index

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
Goodwill and the majority of intangible assets on the condensed consolidated balance sheets of the Company were recognized from business acquisition transactions. Intangible assets on the condensed consolidated balance sheets of the Company consist of agent relationships, trade names, developed technology and other intangible assets. Agent relationships, trade names and developed technology are amortized over their estimated useful lives of up to 15 years using an accelerated method that correlates with the projected realization of the benefit. The agent relationships intangible represents the network of independent sending agents; trade names refers to the Intermex, La Nacional, Amigo Paisano and I-Transfer names, branded on all applicable agent locations and well recognized in the market; and developed technology includes the state-of-the-art system that the Company has continued to develop and improve over the past 20 years. Other intangible assets relate to the acquisition of Company-operated stores, which are amortized on a straight line basis over 10 years, and non-competition agreements, which are amortized over the length of the agreement, typically 5 years. The determination of our intangible fair values includes several assumptions that are subject to various risks and uncertainties. Management believes it has made reasonable estimates and judgments concerning these risks and uncertainties, and no impairment charges were determined necessary to be recognized during the three and nine months ended September 30, 2025.

The following table presents the changes in goodwill and intangible assets (in thousands):

	Goodwill	Intangibles
Balance at December 31, 2024	$55,195	$26,847
Acquisition of agent locations	—	3,183
Amortization expense	—	(3,454)
Balance at September 30, 2025	$55,195	$26,576

Other intangible assets of approximately $3.2 million resulting from the acquisition of agent locations during the nine months ended September 30, 2025 have a weighted average useful life of 10 years.

Amortization expense related to intangible assets for the remainder of 2025 and thereafter is as follows (in thousands):

2025	$1,172
2026	4,067
2027	3,492
2028	3,010
2029	2,619
Thereafter	12,216
$26,576

NOTE 7 – LEASES
To conduct certain of our operations, the Company is a party to leases for office space, warehouses and Company-operated store locations and vehicles.

The presentation of right-of-use assets and lease liabilities in the condensed consolidated balance sheets is as follows (in thousands):

Index

Leases	Classification	September 30, 2025	December 31, 2024
Assets
Right-of-use assets	Other assets(1)	$17,338	$18,511
Total leased assets		$17,338	$18,511

Liabilities
Current
Operating	Accrued and other liabilities	$6,208	$6,468
Noncurrent
Operating	Lease liabilities	16,995	18,582
Total Lease liabilities		$23,203	$25,050
(1) Operating right-of-use assets are recorded net of accumulated amortization of $16.3 million and $14.5 million as of September 30, 2025 and December 31, 2024, respectively.
Operating lease cost for the three and nine months ended September 30, 2025 and 2024, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	2025	2024	2025	2024
Operating lease cost (2)	$1,728	$1,741	$5,220	$5,265
(2) Operating lease cost is included in other selling, general and administrative expenses in the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2025 and 2024.

As of September 30, 2025 and December 31, 2024, the Company’s weighted-average remaining lease terms on its operating leases is 6.2 and 6.6 years, and the Company’s weighted-average discount rate is 6.44% and 6.31%, respectively, which is the Company’s incremental borrowing rate. The Company used its incremental borrowing rate for all leases, as none of the Company’s lease agreements provide a readily determinable implicit rate.

Lease Payments

Future minimum lease payments for assets under non-cancelable operating lease agreements with original terms of more than one year are as follows (in thousands):

2025	$1,770
2026	5,954
2027	4,291
2028	2,934
2029	2,292
Thereafter	9,807
Total lease payments	27,048
Less: Imputed interest	(3,845)
Present value of lease liabilities	$23,203

Index

NOTE 8 – WIRE TRANSFERS AND MONEY ORDERS PAYABLE, NET
Wire transfers and money orders payable, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Wire transfers payable, net	$28,483	$22,437
Customer voided wires payable	36,495	32,583
Money orders payable	28,438	30,024
	$93,416	$85,044

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

NOTE 9 – ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Commissions payable to sending agents	$16,684	$18,080
Accrued salaries and benefits	4,837	5,581
Accrued bank charges	2,102	1,839
Lease liability, current portion	6,208	6,468
Accrued professional fees	1,766	1,092
Accrued taxes	2,113	2,965
Deferred revenue loyalty program	—	2,692
Contingent consideration liability	1,158	1,158
Acquisition related liabilities	1,594	1,244
Accrued transaction costs	84	1,600
Other	5,212	4,715
	$41,758	$47,434

The following table shows the changes in the deferred revenue loyalty program liability (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$543	$4,794	$2,692	$4,771
Revenue deferred during the period	—	767	141	2,266
Revenue recognized during the period	(543)	(2,588)	(2,833)	(4,064)
Ending balance	$—	$2,973	$—	$2,973

Index
NOTE 10 – DEBT
Debt consisted primarily of the following (in thousands):

	September 30, 2025	December 31, 2024
Revolving credit facility	$157,914	$156,600
Other	15	23
	$157,929	$156,623

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

Entering into the Second A&R credit agreement was accounted for as a debt modification. The unamortized portion of debt origination costs primarily related to the Second A&R Credit Agreement totaled approximately $3.8 million and $4.6 million at September 30, 2025 and December 31, 2024, respectively. Amortization of debt origination costs is included as a component of interest expense in the condensed consolidated statements of income and comprehensive income and amounted to approximately $0.3 million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively, and $0.8 million and $1.2 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Index
The effective interest rate for the revolving credit facility was 2.75% for the nine months ended September 30, 2025. The effective interest rates for the term loan facility and revolving credit facility were 9.02% and 2.48%, respectively, for the nine months ended September 30, 2024.

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
Under the Second A&R Credit Agreement, the Company is required to maintain a quarterly minimum interest coverage ratio of 3.00:1.00 and a quarterly maximum consolidated leverage ratio of 3.50 with a step-up to 3.75 in the quarter during which the Company completes a material acquisition, in each case, as computed in accordance with the terms of the Second A&R Credit Agreement. As of September 30, 2025, we were in compliance with these covenants.

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

The following tables present the Company's financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy (in thousands):

Index

	September 30, 2025
	Level 1	Level 2	Level 3

Cash and cash equivalents	$151,589	$—	$—
Accounts receivable, net	—	119,218	—
Agent advances, net of allowance	—	4,261	—
Prepaid wires	—	23,199	—
Total assets	$151,589	$146,678	$—
Accounts payable	$—	$18,328	$—
Wire transfers and money orders payable	—	93,416	—
Revolving credit facility	—	157,914	—
Total liabilities	$—	$269,658	$—

	December 31, 2024
	Level 1	Level 2	Level 3

Cash and cash equivalents	$130,503	$—	$—
Accounts receivable, net	—	107,077	—
Agent advances, net of allowance	—	4,285	—
Prepaid wires	—	49,205	—
Total assets	$130,503	$160,567	$—
Accounts payable	$—	$19,520	$—
Wire transfers and money orders payable	—	85,044	—
Revolving credit facility	—	156,600	—
Total liabilities	$—	$261,164	$—

The following tables present the Company's assets measured at fair value on a non-recurring basis at the dates indicated (in thousands):

	September 30, 2025	December 31, 2024

Goodwill	$55,195	$55,195
Intangible assets, net	26,576	26,847
	$81,771	$82,042

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

On June 20, 2025, the Company’s stockholders approved the Amended and Restated International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (the “A&R 2020 Plan” and together with the 2018 and 2020 Plans, the “Plans”), which amends and restates the 2020 Plan. The A&R 2020 Plan increased the number of shares of common stock authorized for issuance under the 2020 Plan by an additional 2.5 million shares. As of September 30, 2025, 3.2 million shares remained available for future awards under the Plan.

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

Share-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The stock options issued under the Plans have 10-year terms and generally vest in four equal installments beginning one year after the date of the grant. The Company recognized compensation expense for stock options of approximately $86.8 thousand for the nine months ended September 30, 2024 (none in the three months ended September 30, 2024, and none in the three and nine months ended September 30, 2025, respectively), which is included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. As of September 30, 2025, there is no unrecognized compensation expense related to stock options.

A summary of stock option activity under the Plans during the nine months ended September 30, 2025 is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2024	151,125	$12.13	4.36	$4.35
Granted	—	$—		$—
Exercised(1)	(5,000)	$9.91		$3.32
Forfeited	—	$—		$—
Expired	—	$—		$—
Outstanding at September 30, 2025	146,125	$12.21	3.64	$4.38

Exercisable at September 30, 2025(2)	146,125	$12.21	3.64	$4.38
(1) The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2025 and 2024 was approximately $22.5 thousand and $3.8 million, respectively.
(2) The aggregate fair value of all vested/exercisable options outstanding as of September 30, 2025 was $0.6 million, which was determined based on the market value of our stock as of that date.

Restricted Stock Units

The RSUs granted under the Plans to the Company’s employees or certain service providers generally vest in four equal annual installments beginning one year after the date of the grant, while RSUs issued to the Company’s independent directors generally vest on the one-year anniversary from the grant date. The Company recognized compensation expense for all RSUs of approximately $1.5 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively, and $3.8 million and $2.6 million for the nine months ended September 30, 2025 and 2024, respectively, which is included in salaries and benefits in the condensed consolidated

Index
statements of income and comprehensive income. As of September 30, 2025, unrecognized compensation expense related to RSUs of approximately $8.3 million is expected to be recognized over a weighted-average period of 1.8 years.

A summary of RSU activity during the nine months ended September 30, 2025 is presented below:

	Number of RSUs	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2024	432,316	$20.71
Granted(1)	410,023	$13.84
Vested	(191,553)	$20.07
Forfeited	(52,435)	$17.41
Outstanding (nonvested) at September 30, 2025	598,351	$17.13
(1) The aggregate fair value of all RSUs granted during the nine months ended September 30, 2025 was approximately $5.7 million.

Share Awards

During the nine months ended September 30, 2024, 911 fully vested shares were granted to the Lead Independent Director and Chairs of the Committees of the Board of Directors. The Company recognized compensation expense for the share awards of $20.1 thousand for the nine months ended September 30, 2024 (none in 2025), which is included in salaries and benefits in the condensed consolidated statement of income and comprehensive income. Effective in the second quarter of 2024, the grant of share awards to certain of the Company's independent directors was replaced with the grant of RSAs as described below.

Restricted Stock Awards

The RSAs issued under the Plans to the Company’s employees generally vest in four equal annual installments beginning one year after the date of grant, while RSAs issued to certain of the Company’s independent directors vest at the end of the three-month calendar quarter in which the grant is made. The Company recognized compensation expense for RSAs granted of $0.5 million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively, and $1.5 million and $1.4 million for the nine months ended September 30, 2025 and 2024, respectively, which is included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. As of September 30, 2025, there was $4.0 million of unrecognized compensation expense related to RSAs, which is expected to be recognized over a weighted-average period of 1.7 years.

A summary of RSA activity during the nine months ended September 30, 2025 is presented below:

	Number of RSAs	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2024	227,518	$20.65
Granted(1)	125,310	$18.24
Vested	(95,659)	$18.90
Forfeited	—	$—
Outstanding (nonvested) at September 30, 2025	257,169	$20.12
(1) The aggregate fair value of all RSAs granted during the nine months ended September 30, 2025 was approximately $2.3 million.

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

The Company recognized compensation expense for PSUs of $0.8 million and $1.0 million for the three months ended September 30, 2025 and 2024, respectively, and $1.7 million and $2.7 million for the nine months ended September 30, 2025 and 2024, respectively, which is included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. As of September 30,

Index
2025, there was $4.9 million of unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted-average period of 1.9 years.

A summary of PSU activity during the nine months ended September 30, 2025 is presented below:

	Number of PSUs	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2024	321,530	8.77	$21.88
Granted(1)	337,814		$12.11
Vested/accelerated	(14,451)		$12.11
Forfeited	(9,520)		$21.01
Outstanding (nonvested) at September 30, 2025	635,373	8.81	$16.92
(1) The aggregate fair value of all PSUs granted during the nine months ended September 30, 2025 was approximately $4.1 million.

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

The Company accounts for purchases of treasury stock under the cost method. Any direct costs incurred to acquire treasury stock are considered stock issue costs and added to the cost of the treasury stock. Separately from the Repurchase Program, on March 12, 2025 the Company entered into an agreement with Latin-American Investment Holdings Inc., a related party, for the purchase of 100,000 shares of the Company's common stock for a total purchase price of $1.3 million, in a privately-negotiated transaction. During the three months ended September 30, 2025, there were no share repurchases. During the nine months ended September 30, 2025, including the shares previously mentioned, the Company purchased 1,348,214 shares, for an aggregate purchase price of $16.3 million. During the three and nine months ended September 30, 2024, the Company purchased 1,093,372 shares and 2,739,499 shares for an aggregate purchase price of $20.3 million and $54.9 million, respectively. As of September 30, 2025, there was $48.3 million available for future share repurchases under the Repurchase Program.

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

Below are basic and diluted earnings per share for the periods indicated (in thousands, except for share data):

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net income	$4,963	$17,297	$23,739	$43,436

Shares:
Weighted-average common shares outstanding – basic	29,616,788	32,366,831	30,012,584	32,911,742
Effect of dilutive securities
RSUs	75,796	63,778	75,248	87,128
Stock options	13,195	69,015	22,076	139,036
RSAs	18,816	46,394	24,744	45,697
PSUs	92,025	186,447	48,747	151,760
Weighted-average common shares outstanding – diluted	29,816,620	32,732,465	30,183,399	33,335,363

Earnings per common share – basic	$0.17	$0.53	$0.79	$1.32
Earnings per common share – diluted	$0.17	$0.53	$0.79	$1.30

As of September 30, 2025, there were approximately 81.3 thousand stock options, 362.2 thousand RSUs, 178.9 thousand RSAs and 2.5 thousand PSUs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.

As of September 30, 2024, there were approximately 257.5 thousand RSUs and 113.0 thousand RSAs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.

As discussed in Note 13, the Company repurchased 1,348,214 shares of its common stock in the nine months ended September 30, 2025(none in the three months ended September 30, 2025). The effect of these repurchases on the Company’s weighted-average shares outstanding for the three and nine months ended September 30, 2025 was a reduction of 1,348,214 shares and 770,552 shares, respectively, due to the timing of the repurchases.

NOTE 15 – INCOME TAXES
A reconciliation between the income tax provision at the U.S. statutory tax rate and the Company’s income tax provision on the condensed consolidated statements of income and comprehensive income is below (in thousands, except for tax rates):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income before income taxes	$7,554	$24,625	$35,297	$61,318
U.S statutory tax rate	21%	21%	21%	21%
Income tax expense at statutory rate	1,586	5,171	7,412	12,877

State tax expense, net of federal benefit	586	1,734	2,726	4,479
Foreign tax rates different from U.S. statutory rate	22	17	307	109
Non-deductible expenses	247	335	717	822
Stock compensation	120	(10)	369	(518)
Other	30	81	27	113
Total income tax provision	$2,591	$7,328	$11,558	$17,882

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

Index

Our income tax provision includes the expected benefit of all deferred tax assets, including our net operating loss carryforwards. With certain exceptions, these net operating loss carryforwards will expire from 2030 through 2037 for federal losses, from 2028 through 2038 for state losses, and from 2038 through 2044 for foreign losses. After consideration of all evidence, both positive and negative, management has determined that no valuation allowance is required at September 30, 2025 on the Company’s U.S. federal or state deferred tax assets; however, a valuation allowance has been recorded at September 30, 2025 on deferred tax assets associated with Canadian, Spanish, Italian, German, Dutch and British net operating loss carryforwards as these foreign subsidiaries have a history of incurring taxable losses in recent years. The valuation allowance will be maintained until sufficient positive evidence exists to support their future realization. Utilization of the Company’s net operating loss carryforwards is subject to limitation under Internal Revenue Code Section 382 and similar tax provisions in the foreign jurisdictions in which we operate.

As presented in the income tax reconciliation above, the tax provision recognized on the condensed consolidated statements of income and comprehensive income was impacted by state taxes, non-deductible officer compensation and share-based compensation tax expense, and foreign tax rates applicable to the Company’s foreign subsidiaries that are higher or lower than the U.S. statutory rate. Our effective state tax rate for the three and nine months ended September 30, 2025 was higher than our effective state tax rate for the three and nine ended September 30, 2024. The increase in our effective state tax rate is primarily a result of lower share-based compensation tax benefits.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States. The OBBBA includes provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and restoration of favorable tax treatment for certain business provisions. ASC 740, “Income Taxes”, requires the effect of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The legislation has multiple effective dates, with certain provisions effective in 2025, and others implemented through 2028. The Company has evaluated the impact of these provisions on the condensed consolidated financial statements and does not expect that they will have a material impact on its effective tax rate. However, the Company expects that certain provisions of the OBBBA, primarily those allowing for accelerated income tax deductions for research costs and other capital expenditures, will result in lower cash income tax payments required in the fourth quarter of 2025.

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

The table below provides information about the Company's measure of segment performance and significant expense categories:

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Wire transfer and money order fees, net	$127,795	$144,600	$380,932	$417,358
Foreign exchange gain, net	22,278	23,954	66,140	67,100
Other income	4,848	3,393	13,292	9,432
Total revenues	154,921	171,947	460,364	493,890

Less:
Agent commissions	64,912	72,797	193,460	211,121
Payer commissions	24,206	28,024	73,261	81,867
Bank charges and fees	6,532	6,888	20,010	19,843
Salaries and benefits	19,701	17,238	56,514	52,237
Other segment items (1)	17,118	14,051	45,425	40,666
Provision for credit losses	2,154	1,665	6,078	5,036
Restructuring costs	—	27	306	2,738
Transaction costs	5,353	50	8,746	86
Depreciation and amortization	4,410	3,382	12,493	9,981
Total operating expenses	144,386	144,122	416,293	423,575

Operating income	10,535	27,825	44,071	70,315

Interest expense	2,981	3,200	8,774	8,997

Income before income taxes	7,554	24,625	35,297	61,318

Income tax provision	2,591	7,328	11,558	17,882

Net income	$4,963	$17,297	$23,739	$43,436
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

Regulatory Requirements

Pursuant to applicable licensing laws, certain domestic and foreign subsidiaries of the Company are required to maintain minimum tangible net worth and liquid assets (eligible securities) to cover the amount outstanding of wire transfers and money orders payable. As of September 30, 2025, the Company’s subsidiaries were in compliance with these requirements.

NOTE 18 – SUBSEQUENT EVENTS
The Company has evaluated subsequent events through November 10, 2025, which is the date these condensed consolidated financial statements were available to be issued. Except as disclosed in Note 1, the Company is not aware of any subsequent events which would require adjustment or disclosure in the condensed consolidated financial statements.

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

Overview
We are a leading global omnichannel money remittance services company focused primarily on the United States of America (“United States” or “U.S.”) to Latin America and the Caribbean (“LAC”) corridor, which includes Mexico, Central and South America and the Caribbean. In addition, our services allow remittances to Africa and Asia from the United States and also we offer money transfer services from Canada to Latin America and Africa. Also, through our recent acquisitions we now provide remittance services from Spain, Italy, the United Kingdom and Germany to Africa, Asia and Latin America. We utilize our proprietary technology to deliver convenient, reliable and value-added services to consumers through a broad network of sending and paying agents. Our remittance services, which include a comprehensive suite of ancillary financial processing solutions and payment services, are available in all 50 states in the U.S., Washington D.C., Puerto Rico and 13 provinces in Canada, as well as in certain locations in Spain, Italy, Germany and the United Kingdom, where consumers can send money to beneficiaries in more than 60 countries in LAC, Europe, Africa and Asia. Our services are accessible in person through over 100,000 independent sending and paying agents and 122 Company-operated stores, as well as digitally through the Internet via our websites, co-branded websites with digital partners and mobile device applications. Additionally, our product and service portfolio include online payment options, pre-paid debit cards and direct deposit payroll cards, which may present different cost, demand, regulatory and risk profiles relative to our core money remittance business.

Money remittance services to LAC countries, mainly Mexico, Guatemala, El Salvador, Honduras and the Dominican Republic, are the primary source of our revenue. These services involve the movement of funds on behalf of an originating consumer for receipt by a designated beneficiary at a designated receiving location. Our remittances to LAC countries are primarily generated in the United States by consumers with roots in Latin American and Caribbean countries, many of whom do not have an existing relationship with a traditional full-service financial institution capable of providing the services we offer. We provide these consumers with flexibility and convenience to help them meet their financial needs. We believe many consumers who use our services may have access to traditional banking services, but prefer to use our services based on reliability, convenience and value. We generate money remittance revenue from fees paid by consumers (i.e., the senders of funds), which we share with our sending agents and digital partners in the originating country and our paying agents in the destination country. Remittances paid in local currencies that are not pegged to the U.S. dollar, Canadian dollar, Euro or British pound can also generate revenue if we are successful in our daily management of currency exchange spreads. We also generate revenue from our “Remittance-as-a-Service” relationships with digital partners where we receive a fee for facilitating money transfers processed through our proprietary software systems, money transmitter licenses and payer network relationships.

Our money remittance services enable consumers to send funds through our broad network of locations in the United States, Canada, Spain, Italy, Germany and the United Kingdom that are primarily operated by third-party businesses, as well as by Company-operated stores located in those jurisdictions. Transactions are processed and payment is collected by our agents (“sending agent(s)”) and those funds become available for pickup by the beneficiary at the designated destination, usually within minutes, at any Intermex payer location (“paying agent(s)”). We refer to our sending agents and our paying agents collectively as agents. In addition, our services are offered digitally through the Internet via our websites (intermexonline.com and online.i-transfer.es), co-branded websites with our digital partners and mobile device applications. For the nine months ended September 30, 2025, we have grown our agent network by approximately 3.4%. For the nine months ended September 30, 2025, principal amount sent decreased by approximately 1.7% to $18.0 billion, as compared to the same period in 2024, and total remittances processed were approximately 40.6 million, representing a decrease of approximately 7.7%, as compared to the same period in 2024 primarily related to decreased volume generated that we attribute to a contraction in the remittance market, particularly the Mexico corridor coupled with a change in consumer behavior remitting a lower number of money transfers but at a higher average principal sent per transaction. This overall decrease was partially offset by increased volume generated by our digital channels and European subsidiaries.

Current political conditions in the United States, including the recent federal government shutdown, have resulted in high levels of volatility in the market as well as uncertainty as to the economic and financial impacts of recent economic, trade and immigration enforcement actions taken by the current administration on the U.S., as well as foreign countries, including those that are destinations for

Index
money transfers or in which we currently operate. In addition, political, social and economic conditions in key Latin American markets continue to exhibit instability, as evidenced by higher interest rates, high unemployment rates, restricted lending activity, higher inflation, volatility in foreign currencies and low consumer confidence, among other economic, political and market factors.

Pending Merger with The Western Union Company
On August 10, 2025, the Company entered into the Merger Agreement by and among the Company, Western Union and Merger Sub, pursuant to which, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company and the Company will become an indirect wholly-owned subsidiary of Western Union. The Merger Agreement provides that each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger (subject to limited exceptions) will be cancelled and converted into the right to receive $16.00 per share in cash, without interest. Consummation of the Merger is subject to the satisfaction or waiver of certain remaining customary closing conditions, including: (i) approval of the stockholders of the Company, (ii) the absence of any judgment by any governmental authority of competent jurisdiction or any applicable law that enjoins, restrains or otherwise makes illegal, prevents or prohibits consummation of the Merger (“Restraint”), (iii) the receipt of applicable consents, approvals or other clearances required to be obtained under the Merger Agreement, including with respect to the Company’s or its subsidiaries’ money transmitter licenses, and (iv) other customary closing conditions. The Company cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if the Merger will close but currently anticipates that the Merger will be consummated in mid-2026..

In addition, the consummation of the Merger was conditioned upon the expiration or termination of the applicable waiting period under the HSR Act, which waiting period under expired on October 6, 2025.

The Merger Agreement contains termination rights for the Company and Western Union, including a right for either party to terminate if the Merger is not consummated by May 11, 2026 (subject to certain automatic extensions to obtain certain regulatory approvals as set forth in the Merger Agreement). Upon termination of the Merger Agreement, (i) Parent, upon termination of the Merger Agreement by the Company or Parent due to a Restraint relating to any antitrust laws, or the failure to obtain necessary consents, approvals or clearances related to antitrust laws, will be required to pay the Company a termination fee equal to $27,300,000, and (ii) the Company, under specified circumstances, including termination of the Merger Agreement by (a) the Company to enter into a Company Acquisition Agreement that provides for a Superior Proposal (each, as defined in the Merger Agreement) prior to receipt of approval of the stockholders of the Company or (b) by Parent as a result of an Adverse Recommendation Change (as defined in the Merger Agreement), will be required to pay Parent a termination fee equal to $19,800,000.

Restructuring costs

During 2024, the Company started executing a restructuring plan primarily related to certain of its foreign operations and La Nacional. These restructuring costs are part of the Company's restructuring plan, for which the objectives are to reorganize the workforce, streamline operational processes, integrate technology functionality, and to develop efficiencies within the Company. For the nine months ended September 30, 2025, the Company incurred approximately $0.3 million in expenses for a reduction of workforce in certain locations. These expenses primarily consisted of severance payments and related benefits, which are included in restructuring costs in the condensed consolidated statement of income and comprehensive income.
The Company paid out all of the above charges during the nine months ended September 30, 2025 and has no liability recorded in accrued and other liabilities in the condensed consolidated balance sheet as of September 30, 2025.
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

•factors relating to the contemplated pending acquisition of the Company by Western Union, including: (i) the completion of the pending transaction on anticipated terms and timing or at all, including obtaining stockholder and regulatory approvals and other conditions to the completion of the transaction; (ii) the ability of Western Union to integrate and implement its plans, forecasts and other expectations with respect to our business after the completion of the pending transaction; (iii) the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the Merger Agreement, which may require us to pay a termination fee or other expenses; (iv) potential significant transaction costs associated with the pending transaction, and the possibility that the pending transaction may be more expensive to complete

Index
than anticipated, including as a result of unexpected factors or events; (v) continued availability of capital and other changes in capital markets; (vi) potential litigation or regulatory actions relating to the pending transaction, which could result in significant costs of defense, indemnification, and liability; (vii) the risk that disruptions from the pending transaction, such as diverting management’s attention from our ongoing business operations and relationships, may harm our business, including current plans and operations; (viii) the effect of the announcement, pendency or completion of the pending transaction on our ability to retain and hire key personnel; (ix) our ability to maintain relationships with customers, suppliers, governments, regulators and others with whom we do business, or our operating results or business generally; (x) potential adverse business uncertainty resulting from restrictions imposed by the Merger Agreement during the pendency of the pending transaction that may impact our ability to pursue certain business opportunities or strategic transactions;

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
•political conditions in the United States and the impact and duration of the current federal government shutdown;
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

We have encountered and continue to expect to encounter increasing competition as new electronic platforms emerge that enable consumers to send and receive money through a variety of channels. Regardless, we continue to innovate in the industry by differentiating our money remittance business through programs to foster loyalty among agents as well as consumers and have expanded our channels through which our services are accessed to include online and mobile offerings which are experiencing higher consumer adoption. During 2025, we have invested in increasing our penetration of the digital market, to add digital customers, to enhance our digital offerings and to increase digital revenues, while maintaining and continuing to develop our retail service offerings. Although we believe that investment in our digital business should provide significant financial benefits in the mid to long term timeframes, these investments are likely, in the shorter term, to adversely affect our results of operation.

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

As noted above, current political, economic and market conditions in the United States, as well as in foreign countries, including those that are destinations for money transfers or in which we currently operate remain volatile and uncertain. Our business has generally been resilient during times of economic instability as money remittances are essential to many recipients, with the funds used by the receiving parties for their daily needs; however, prolonged volatility in the market, continued global economic and geopolitical uncertainty, and long-term sustained appreciation of the Mexican peso or Guatemalan quetzal as compared to the U.S. dollar could negatively affect our revenues and profitability. Moreover, as noted above, we have experienced a reduction in revenues generated that we attribute to a contraction in the remittance market due to changes in consumer behavior, which may reflect this increased volatility.

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

Money remittance businesses have continued to be subject to strict legal and regulatory requirements, and we continue to focus on and regularly review our compliance programs. In connection with these reviews, and in light of regulatory complexity and heightened attention of governmental and regulatory authorities related to cybersecurity and compliance activities, we have made, and continue to make, enhancements to our processes and systems designed to detect and prevent cyber-attacks, consumer fraud, money laundering, terrorist financing, human trafficking and other illicit activities, along with enhancements to improve consumer protection in accordance with regulatory requirements, including the Dodd-Frank Act and similar regulations outside the United States. In coming periods, we expect these and future regulatory requirements will continue to result in changes to certain of our business and administrative practices and may result in increased costs.
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

Index
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

Operating Expenses
Service Charges from Agents and Banks

Service charges primarily consist of sending and paying agent commissions and bank fees. Service charges vary based on agent commission percentages and the amount of fees charged by the banks. Sending agents earn a commission on each transaction they process of approximately 50% of the transaction fee. Service charges may increase if banks or payer organizations increase their fee structure or sending agents use higher fee methods to remit funds to us. Service charges also vary based on the method the consumer selects to send the transfer and the payer organization that facilitates the transaction. Also, service charges include transaction costs paid to digital partners and other third parties in connection with money transfers processed through our digital channels.

Salaries and Benefits

Salaries and benefits include cash and share-based compensation associated with our corporate employees and sales team as well as employees at our Company-operated stores. Corporate employees include management, customer service, compliance, information technology, operations, finance, legal and human resources. Our sales team, located throughout the United States, Canada, Spain and Italy, is focused on supporting and growing our sending agent network. Share-based compensation is primarily recognized as an expense on a straight-line basis over the requisite service period. Unrecognized compensation expense related to restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) of approximately $17.1 million is expected to be recognized over a weighted-average period of 1.8 years.

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

Transaction Costs

Index

We incurred transaction costs associated with completed and potential acquisitions. These costs included all internal and external costs directly related to the transactions, consisting primarily of legal, consulting, accounting and advisory fees and certain incentive bonuses. Due to their significance, they are presented separately in our condensed consolidated statements of income and comprehensive income. Transaction costs also include internal and external costs related to the Board’s evaluation of strategic alternatives and the pending Merger with Western Union.

Depreciation and Amortization

Depreciation and amortization largely consists of depreciation of computer equipment and amortization of software that supports our technology platform. In addition, it includes amortization of intangible assets primarily related to our agent relationships, trade names and developed technology.

Non-Operating Expenses
Interest Expense

Interest expense consists primarily of interest associated with our debt, which consists of a revolving credit facility. The effective interest rate for the nine months ended September 30, 2025 for the revolving credit facility was 2.75%.

Income tax provision

Our income tax provision includes the expected benefit of all deferred tax assets, including our net operating loss carryforwards. After consideration of all evidence, both positive and negative, management has determined that no valuation allowance is required at September 30, 2025 on the Company’s U.S. federal or state deferred tax assets; however, a valuation allowance has been recorded as of September 30, 2025 on deferred tax assets associated with foreign net operating loss carryforwards. Our income tax provision reflects the effects of state taxes, non-deductible expenses, share-based compensation expense, and foreign tax rates applicable to the Company’s foreign subsidiaries that are higher or lower than the U.S. statutory rate.

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

Segments
Our business is organized around one reportable segment that provides money transmittal services primarily between the United States and Canada, and certain countries in Europe to Mexico, Guatemala and other countries in Latin America, Africa, Asia and Europe through a network of authorized agents located in various unaffiliated retail establishments and 122 Company-operated stores throughout the United States, Canada, Spain, Italy, Germany and the United Kingdom, as well as digitally through the Internet via our websites and mobile device applications. This is based on the objectives of the business and how our chief operating decision maker, the CEO and President, monitors operating performance and allocates resources.

Results of Operations
The following table summarizes the key components of our results of operations for the periods indicated:

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share data)	2025	2024	2025	2024
Revenues:
Wire transfer and money order fees, net	$127,795	$144,600	$380,932	$417,358
Foreign exchange gain, net	22,278	23,954	66,140	67,100
Other income	4,848	3,393	13,292	9,432
Total revenues	154,921	171,947	460,364	493,890

Operating expenses:
Service charges from agents and banks	98,636	111,348	294,681	322,651
Salaries and benefits	19,701	17,238	56,514	52,237
Other selling, general and administrative expenses	14,132	10,412	37,475	30,846
Provision for credit losses	2,154	1,665	6,078	5,036
Restructuring costs	—	27	306	2,738
Transaction costs	5,353	50	8,746	86
Depreciation and amortization	4,410	3,382	12,493	9,981
Total operating expenses	144,386	144,122	416,293	423,575

Operating income	10,535	27,825	44,071	70,315

Interest expense	2,981	3,200	8,774	8,997

Income before income taxes	7,554	24,625	35,297	61,318

Income tax provision	2,591	7,328	11,558	17,882

Net income	$4,963	$17,297	$23,739	$43,436

Earnings per common share:
Basic	$0.17	$0.53	$0.79	$1.32
Diluted	$0.17	$0.53	$0.79	$1.30

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Revenues
Revenues for the above periods are presented below:

($ in thousands)	Three Months Ended September 30, 2025	% of Revenues	Three Months Ended September 30, 2024	% of Revenues
Revenues:
Wire transfer and money order fees, net	$127,795	83%	$144,600	84%
Foreign exchange gain, net	22,278	14%	23,954	14%
Other income	4,848	3%	3,393	2%
Total revenues	$154,921	100%	$171,947	100%
Wire transfer and money order fees, net of $127.8 million for the three months ended September 30, 2025 decreased by $16.8 million, or 11.6%, from $144.6 million for the three months ended September 30, 2024. The decrease was primarily due to a lower transaction volume processed through our retail network of sending agents and Company-operated stores in the third quarter of 2025 compared to the third quarter of 2024 as a result of a contraction in the market, particularly the Mexico corridor coupled with a change in consumer

Index
behavior of sending a lower number of money transfers at a higher average principal sent per transaction. For the three months ended September 30, 2025, principal amount sent decreased by approximately 3.5% to $6.2 billion, whereas the number of transactions decreased by 10.0% to 13.7 million, as compared to the same period in 2024. Therefore, the lower number of wire transfers sent resulted in lower fees paid by consumers.

Revenues from foreign exchange gain, net of $22.3 million for the three months ended September 30, 2025 decreased by $1.7 million, or 7.1%, from $24.0 million for the three months ended September 30, 2024. This decrease was primarily due to the decrease in transaction volume described above, partially offset by an increase in the average principal sent per transaction.

Other income of $4.8 million for the three months ended September 30, 2025 increased by $1.4 million, or 41.2%, from $3.4 million for the three months ended September 30, 2024 primarily due to the effect of higher fees related to increased activity of our remittance-as-a-service relationships, as well as higher revenues primarily as a result of an increase of the base fees charged on money transfers and money orders deemed abandoned property.

Operating Expenses
Operating expenses for the above periods are presented below:

($ in thousands)	Three Months Ended September 30, 2025	% of Revenues	Three Months Ended September 30, 2024	% of Revenues
Operating expenses:
Service charges from agents and banks	$98,636	64%	$111,348	65%
Salaries and benefits	19,701	13%	17,238	10%
Other selling, general and administrative expenses	14,132	9%	10,412	6%
Provision for credit losses	2,154	1%	1,665	1%
Restructuring costs	—	—%	27	NM
Transaction costs	5,353	3%	50	NM
Depreciation and amortization	4,410	3%	3,382	2%
Total operating expenses	$144,386	93%	$144,122	84%

NM - Amounts round to less than 1%.

Service charges from agents and banks — Service charges from agents and banks were $98.6 million for the three months ended September 30, 2025 compared to $111.3 million for the three months ended September 30, 2024. The decrease of $12.7 million, or 11.4%, was primarily due to the decrease in transaction volume described above, as well as lower payer fees as a result of better pricing negotiated with paying agents.

Salaries and benefits — Salaries and benefits of $19.7 million for the three months ended September 30, 2025 increased by $2.5 million, or 14.5%, from $17.2 million for the three months ended September 30, 2024. The increase is primarily due to the Company's investment in talent acquisition and improved compensation for our sales force and digital channel services, as well as severance payments incurred in the normal course of business.

Other selling, general and administrative expenses — Other selling, general and administrative expenses of $14.1 million for the three months ended September 30, 2025 increased by $3.7 million, or 35.6%, from $10.4 million for the three months ended September 30, 2024.

The increase was primarily the result of:

•$2.1 million - increase in advertising and marketing related expenses primarily as a result of campaigns to promote our digital channel services;
•$0.4 million - loss on disposal of assets primarily relating to asset disposals due to the integration of La Nacional;
•$0.4 million - higher IT related expenses incurred to sustain our business expansion and to improve our technology environment; and
•$0.3 million - related to other professional and legal fees.

Provision for credit losses — Provision for credit losses of $2.2 million for the three months ended September 30, 2025 increased by $0.5 million, or 29.4%, from $1.7 million for the three months ended September 30, 2024. The increase is primarily due to a higher

Index
average balance outstanding of receivables balances from sending agents during the period, and an increase in write-offs of receivable balances primarily as a result of sending agents that were not able to pay in accordance with the original terms of their agreements with us and are, accordingly, subject to our normal collection procedures.

Transaction costs — Transaction costs of $5.4 million for the three months ended September 30, 2025 consist primarily of financial advisory fees as well as other professional fees and legal fees incurred in connection with the Company's evaluation of strategic alternatives, including the pending Merger with Western Union.

Depreciation and amortization — Depreciation and amortization of $4.4 million for the three months ended September 30, 2025 increased by $1.0 million or 29.4% from $3.4 million for the three months ended September 30, 2024. The increase is primarily the result of higher depreciation associated with additional software developed being placed into production and computer equipment acquired to support our proprietary software enhancements and increasing sending agent network, as well as amortization related to the Amigo Paisano brands acquired in December 2024.

Non-Operating Expenses
Interest expense — Interest expense of $3.0 million for the three months ended September 30, 2025 decreased by $0.2 million, or 6.3%, from $3.2 million for the three months ended September 30, 2024. The decrease was primarily due to a loss on debt extinguishment of $0.3 million associated with the payoff of our term loan facility as a result of entering into the Second A&R Credit Agreement on August 29, 2024 and lower market interest rates, partly offset by a higher usage of our revolving credit facility.

Income tax provision — Income tax provision was $2.6 million for the three months ended September 30, 2025, which represents a decrease of $4.7 million from an income tax provision of $7.3 million for the three months ended September 30, 2024. The decrease in income tax provision was mainly attributable to lower income before taxes primarily due to the factors discussed above.

Net Income
We reported Net Income of $5.0 million for the three months ended September 30, 2025 compared to Net Income of $17.3 million for the three months ended September 30, 2024, which resulted in a decrease of $12.3 million, or 71.1%, due to the same factors discussed above.

Earnings Per Share

Earnings per Share - Basic for the three months ended September 30, 2025 was $0.17, representing a decrease of $0.36, or 67.9%, compared to $0.53 for the three months ended September 30, 2024.
Earnings per Share - Diluted for the three months ended September 30, 2025 was $0.17, representing a decrease of $0.36, or 67.9%, compared to $0.53 for the three months ended September 30, 2024.
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

Index
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

Adjusted Net Income for the three months ended September 30, 2025 was $11.5 million, representing a decrease of $8.3 million from Adjusted Net Income of $19.8 million for the three months ended September 30, 2024. The decrease in Adjusted Net Income was primarily due to the decrease in Net Income discussed above, offset by the higher net effect of the adjusting items detailed in the table below.

Index
The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted Net Income:

	Three Months Ended September 30,
(in thousands, except for per share data)	2025	2024
Net Income	$4,963	$17,297
Adjusted for:
Share-based compensation (a)	2,759	2,312
Restructuring costs (b)	—	27
Transaction costs (c)	5,353	50
Other charges and expenses (d)	740	276
Amortization of intangibles (e)	1,066	959
Income tax benefit related to adjustments (f)	(3,402)	(1,078)
Adjusted Net Income	$11,479	$19,843

Adjusted Earnings per Share
Basic	$0.39	$0.61
Diluted	$0.38	$0.61

Weighted-average common shares outstanding
Basic	29,616,788	32,366,831
Diluted	29,816,620	32,732,465

(a)Represents share-based compensation relating to equity awards granted primarily to employees and independent directors of the Company.
(b)Represents primarily severance related to the execution of restructuring plans.
(c)Represents primarily financial advisory, professional and legal fees related to evaluation of strategic alternatives, including the pending Merger with Western Union and business acquisition transactions.
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

Adjusted Earnings per Share - Basic for the three months ended September 30, 2025 was $0.39, representing a decrease of $0.22, or 36.1%, compared to $0.61 for the three months ended September 30, 2024. The decrease in Adjusted Earnings per Share - Basic was primarily due to the decrease in Net Income, partially offset by the effect of a lower weighted average common shares total for the period due to stock repurchases as well as the higher net effect of the adjusting items detailed in the table above.

Adjusted Earnings per Share - Diluted for the three months ended September 30, 2025 was $0.38, representing a decrease of $0.23, or 37.7%, compared to $0.61 for the three months ended September 30, 2024. The decrease in Adjusted Earnings per Share - Diluted was primarily due to the decrease in Net Income, partially offset by the effect of a lower weighted average common shares total for the period due to stock repurchases as well as the higher net effect of the adjusting items detailed in the table above.

Index
The following table presents the reconciliation of GAAP Earnings per Share, our closest GAAP measure, to Adjusted Earnings per Share:

	Three Months Ended September 30,
	2025		2024
	Basic	Diluted	Basic	Diluted
GAAP Earnings per Share	$0.17	$0.17	$0.53	$0.53
Adjusted for:
Share-based compensation	0.09	0.09	0.07	0.07
Restructuring costs	—	—	NM	NM
Transaction costs	0.18	0.18	NM	NM
Other charges and expenses	0.02	0.02	0.01	0.01
Amortization of intangibles	0.04	0.04	0.03	0.03
Income tax benefit related to adjustments	(0.11)	(0.11)	(0.03)	(0.03)
Adjusted Earnings per Share	$0.39	$0.38	$0.61	$0.61

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

Adjusted EBITDA for the three months ended September 30, 2025 was $23.8 million, representing a decrease of $10.1 million, or 29.8%, from $33.9 million for the three months ended September 30, 2024. The decrease in Adjusted EBITDA was primarily due to the decrease in Net Income discussed above, offset by the higher net effect of the adjusting items detailed in the table below.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted EBITDA:

	Three Months Ended September 30,
(in thousands)	2025	2024
Net Income	$4,963	$17,297
Adjusted for:
Interest expense	2,981	3,200
Income tax provision	2,591	7,328
Depreciation and amortization	4,410	3,382
EBITDA	14,945	31,207
Share-based compensation (a)	2,759	2,312
Restructuring costs (b)	—	27
Transaction costs (c)	5,353	50
Other charges and expenses (d)	740	276
Adjusted EBITDA	$23,797	$33,872

(a)Represents share-based compensation relating to equity awards granted primarily to employees and independent directors of the Company.
(b)Represents primarily severance related to the execution of restructuring plans.
(c)Represents primarily financial advisory, professional and legal fees related to evaluation of strategic alternatives, including the pending Merger with Western Union and business acquisition transactions.
(d)Represents primarily loss on disposal of fixed assets.

Index

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Revenues
Revenues for the above periods are presented below:

($ in thousands)	Nine Months Ended September 30, 2025	% of Revenues	Nine Months Ended September 30, 2024	% of Revenues
Revenues:
Wire transfer and money order fees, net	$380,932	83%	$417,358	84%
Foreign exchange gain, net	66,140	14%	67,100	14%
Other income	13,292	3%	9,432	2%
Total revenues	$460,364	100%	$493,890	100%

Wire transfer and money order fees, net of $380.9 million for the nine months ended September 30, 2025 decreased by $36.5 million, or 8.7%, from $417.4 million for the nine months ended September 30, 2024. The decrease was primarily due to a decrease in transaction volume processed through our retail network of sending agents and Company-operated stores in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, which we primarily attribute to a contraction in the remittance market, particularly the Mexico corridor coupled with a change in consumer behavior of sending a lower number of money transfers at a higher average principal sent per transaction. As noted in the overview section above, for the nine months ended September 30, 2025, principal amount sent decreased by approximately 1.7% to $18.0 billion whereas the number of transactions decreased by approximately 7.7% to 40.6 million, as compared to the same period in 2024. Therefore, the lower number of wire transfers sent resulted in lower fees paid by consumers.

Revenues from foreign exchange gain, net of $66.1 million for the nine months ended September 30, 2025 decreased by $1.0 million, or 1.5%, from $67.1 million for the nine months ended September 30, 2024. This decrease was primarily due to the decrease in transaction volume described above, partially offset by an increase in the average principal sent per transaction.

Other income of $13.3 million for the nine months ended September 30, 2025 increased by $3.9 million, or 41.5%, from $9.4 million for the nine months ended September 30, 2024 primarily due to the effect of higher fees related to increased activity of our remittance-as-a-service relationships, as well as higher revenues primarily as a result of an increase of the base fees charged on money transfers and money orders deemed abandoned property.

Operating Expenses
Operating expenses for the above periods are presented below:

($ in thousands)	Nine Months Ended September 30, 2025	% of Revenues	Nine Months Ended September 30, 2024	% of Revenues
Operating expenses:
Service charges from agents and banks	$294,681	64%	$322,651	65%
Salaries and benefits	56,514	12%	52,237	11%
Other selling, general and administrative expenses	37,475	8%	30,846	6%
Provision for credit losses	6,078	1%	5,036	1%
Restructuring costs	306	NM	2,738	1%
Transaction costs	8,746	2%	86	NM
Depreciation and amortization	12,493	3%	9,981	2%
Total operating expenses	$416,293	90%	$423,575	86%

NM - Amounts round to less than 1%.

Service charges from agents and banks — Service charges from agents and banks were $294.7 million for the nine months ended September 30, 2025 compared to $322.7 million for the nine months ended September 30, 2024. The decrease of $28.0 million, or 8.7%,

Index
was primarily due to the decrease in transaction volume described above, as well as lower payer fees as a result of better pricing negotiated with our paying agents.

Salaries and benefits — Salaries and benefits of $56.5 million for the nine months ended September 30, 2025 increased by $4.3 million, or 8.2%, from $52.2 million for the nine months ended September 30, 2024. The increase is primarily due to the Company's investment in talent acquisition and improved compensation for our sales force and other departments supporting our digital channel services expansion as well as severance payments made in the normal course of business.

Other selling, general and administrative expenses — Other selling, general and administrative expenses of $37.5 million for the nine months ended September 30, 2025 increased by $6.7 million, or 21.8%, from $30.8 million for the nine months ended September 30, 2024.

The increase was primarily the result of:

•$3.9 million - increase in advertising and marketing related expenses primarily as a result of campaigns to promote our digital channel services;
•$1.0 million - higher IT related expenses incurred to sustain our business expansion and to improve our technology environment; and
•$0.6 million - related to a gain on legal contingency settlement that was recorded in the second quarter of 2024.

Provision for credit losses — Provision for credit losses of $6.1 million for the nine months ended September 30, 2025 increased by $1.1 million, or 22.0%, from $5.0 million for the nine months ended September 30, 2024. The increase is primarily due to a higher average balance outstanding of receivable balances from sending agents during the period, and a slight increase in write-offs of receivable balances primarily as a result of sending agents that were not able to pay in accordance with the original terms of their agreements with us and are, accordingly, subject to our normal collection procedures.

Restructuring costs — Restructuring costs of $0.3 million for the nine months ended September 30, 2025 decreased by $2.4 million, or 89%, from $2.7 million for the nine months ended September 30, 2024. Restructuring costs included primarily severance costs related to the restructuring of La Nacional and our foreign operations, which were primarily incurred during 2024.

Transaction Costs — Transaction costs of $8.7 million for the nine months ended September 30, 2025 consist primarily of financial advisory fees as well as other professional fees and legal fees incurred in connection with the Company's evaluation of strategic alternatives, including the pending Merger with Western Union and business acquisition transactions.

Depreciation and amortization — Depreciation and amortization of $12.5 million for the nine months ended September 30, 2025 increased by $2.5 million from $10.0 million or 25.0%, for the nine months ended September 30, 2024. The increase is primarily the result of higher depreciation associated with additional software developed being placed into production and computer equipment acquired to support our proprietary software enhancements and increasing sending agent network, as well as amortization related to the Amigo Paisano brands acquired in December 2024.

Non-Operating Expenses
Interest expense — Interest expense of $8.8 million for the nine months ended September 30, 2025 decreased slightly, from $9.0 million for the nine months ended September 30, 2024. The decrease was primarily due to a loss on debt extinguishment of $0.3 million associated with the payoff of our term loan facility as a result of entering into the Second A&R Credit Agreement on August 29, 2024 and lower market interest rates paid during 2025, offset by a higher usage of our revolving credit facility.

Income tax provision — Income tax provision was $11.6 million for the nine months ended September 30, 2025, which represents a decrease of $6.3 million from an income tax provision of $17.9 million for the nine months ended September 30, 2024. The decrease in income tax provision was mainly attributable to a decrease in income before taxes primarily due to the factors discussed above.

Net Income
We reported Net Income of $23.7 million for the nine months ended September 30, 2025 compared to Net Income of $43.4 million for the nine months ended September 30, 2024, which resulted in a decrease of $19.7 million, or 45.4%, due to the same factors discussed above.

Earnings Per Share
Earnings per Share - Basic for the nine months ended September 30, 2025 was $0.79, representing a decrease of $0.53, or 40.2%, compared to $1.32 for the nine months ended September 30, 2024.

Index
Earnings per Share - Diluted for the nine months ended September 30, 2025 was $0.79, representing a decrease of $0.51, or 39.2%, compared to $1.30 for the nine months ended September 30, 2024.

The decrease in both basic and diluted EPS largely reflects the decrease in net income discussed above, offset by a reduced share count as a result of the stock repurchases.

Adjusted Net Income and Adjusted Earnings per Share
Adjusted Net Income (previously defined and used as described above) for the nine months ended September 30, 2025 was $37.8 million, representing a decrease of $14.8 million, or 28.1%, from Adjusted Net Income of $52.6 million for the nine months ended September 30, 2024. The decrease in Adjusted Net Income was primarily due to the decrease in Net Income as discussed above, offset by the higher net effect of the adjusting items detailed in the table below.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted Net Income:

	Nine Months Ended September 30,
(in thousands, except for per share data)	2025	2024
Net Income	$23,739	$43,436
Adjusted for:
Share-based compensation (a)	7,004	6,857
Restructuring costs (b)	306	2,738
Transaction costs (c)	8,746	86
Legal contingency settlement (d)	—	(570)
Other charges and expenses (e)	1,583	931
Amortization of intangibles (f)	3,214	2,894
Income tax benefit related to adjustments (g)	(6,828)	(3,773)
Adjusted Net Income	$37,764	$52,599

Adjusted Earnings per Share
Basic	$1.26	$1.60
Diluted	$1.25	$1.58

Weighted-average common shares outstanding
Basic	30,012,584	32,911,742
Diluted	30,183,399	33,335,363

(a)Represents share-based compensation relating to equity awards granted primarily to employees and independent directors of the Company.
(b)Represents primarily severance, write-off of assets and, legal and professional fees related to the execution of restructuring plans.
(c)Represents primarily financial advisory, professional and legal fees related to evaluation of strategic alternatives, including the pending Merger with Western Union and business acquisition transactions.
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

Adjusted Earnings per Share - Basic and Diluted (previously defined and used as described above) are as follows:

Adjusted Earnings per Share - Basic for the nine months ended September 30, 2025 was $1.26, representing a decrease of $0.34, or 21.3%, compared to $1.60 for the nine months ended September 30, 2024. The decrease in Adjusted Earnings per Share - Basic was

Index
primarily due to the decrease in Net Income, partially offset by the effect of a lower weighted average common shares total for the period due to stock repurchases as well as the higher net effect of the adjusting items detailed in the table above.

Adjusted Earnings per Share - Diluted for the nine months ended September 30, 2025 was $1.25, representing a decrease of $0.33, or 20.9%, compared to $1.58 for the nine months ended September 30, 2024. The decrease in Adjusted Earnings per Share - Diluted was primarily due to the decrease in Net Income, partially offset by the effect of a lower weighted average common shares total for the period due to stock repurchases as well as the higher net effect of the adjusting items detailed in the table above.

The following table presents the reconciliation of Earnings per Share, our closest GAAP measure, to Adjusted Earnings per Share:

	Nine Months Ended September 30,
	2025		2024
	Basic	Diluted	Basic	Diluted
Earnings per Share	$0.79	$0.79	$1.32	$1.30
Adjusted for:
Share-based compensation	0.23	0.23	0.21	0.21
Restructuring costs	0.01	0.01	0.08	0.08
Transaction costs	0.29	0.29	NM	NM
Legal contingency settlement	—	—	(0.02)	(0.02)
Other charges and expenses	0.05	0.05	0.03	0.03
Amortization of intangibles	0.11	0.11	0.09	0.09
Income tax benefit related to adjustments	(0.23)	(0.23)	(0.11)	(0.11)
Adjusted Earnings per Share	$1.26	$1.25	$1.60	$1.58

NM - Per share amounts are not meaningful.
The table above may contain slight summation differences due to rounding.

Adjusted EBITDA

Adjusted EBITDA (previously defined and used as described above) for the nine months ended September 30, 2025 was $74.2 million, representing a decrease of $16.1 million, or 17.8%, from $90.3 million for the nine months ended September 30, 2024. The decrease in Adjusted EBITDA was primarily due to the decrease in Net Income as discussed above, offset by the higher net effect of the adjusting items detailed in the table below.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted EBITDA:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net Income	$23,739	$43,436
Adjusted for:
Interest expense	8,774	8,997
Income tax provision	11,558	17,882
Depreciation and amortization	12,493	9,981
EBITDA	56,564	80,296
Share-based compensation (a)	7,004	6,857
Restructuring costs (b)	306	2,738
Transaction costs (c)	8,746	86
Legal contingency settlement (d)	—	(570)
Other charges and expenses (e)	1,583	931
Adjusted EBITDA	$74,203	$90,338

(a)Represents share-based compensation relating to equity awards granted primarily to employees and independent directors of the Company.
(b)Represents primarily severance, write-off of assets and legal and professional fees related to the execution of restructuring plans.

Index
(c)Represents primarily financial advisory, professional and legal fees related to evaluation of strategic alternatives, including the pending Merger with Western Union and business acquisition transactions.
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

We have funded and still expect to continue funding our liquidity requirements through internally generated funds, supplemented in the ordinary course, with borrowings under our revolving credit facility. We maintain a strong cash and cash equivalents balance position and have access to committed funding sources, which we have used only on an ordinary course basis during the nine months ended September 30, 2025. Therefore, we believe that our current cash and cash equivalents position, as well as projected cash flows generated from operations, together with borrowings under our revolving credit facility are sufficient to fund our principal and interest payments, lease expenses, our working capital needs, our business acquisitions, our expected capital expenditures and projected common stock repurchases in the short and long terms.

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

As of September 30, 2025, there were $157.9 million of outstanding amounts drawn on the revolving credit facility. There were $367.1 million of additional borrowings available under this facility as of September 30, 2025.

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

The effective interest rate for the nine months ended September 30, 2025 for the revolving credit facility was 2.75%.

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

Index
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

As of September 30, 2025, we were in compliance with the covenants of the Second A&R Credit Agreement that require the Company to maintain a quarterly minimum interest coverage ratio of 3.00:1.00 and a quarterly maximum consolidated leverage ratio of 3.50:1.00.

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

The Company accounts for purchases of treasury stock under the cost method. Any direct costs incurred to acquire treasury stock are considered stock issue costs and added to the cost of the treasury stock. During the three months ended September 30, 2025, there were no share repurchases. During the nine months ended September 30, 2025, including the shares purchased in the privately-negotiated transaction described below, the Company purchased 1,348,214 shares for an aggregate purchase price of $16.3 million. During the nine months ended September 30, 2024, the Company purchased 2,739,499 shares for an aggregate purchase price of $54.9 million. As of September 30, 2025, there was $48.3 million available for future share repurchases under the Repurchase Program.

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

Operating Leases

We are party to operating leases for office space, warehouses and Company-operated store locations and vehicles, which we use as part of our day-to-day operations. Operating lease expenses were $1.7 million and $5.2 million for the three and nine months ended September 30, 2025, respectively, which we expect to be consistent throughout the year. We have not entered into finance lease commitments. For additional information on operating lease obligations, refer to Note 7, Leases, to the Condensed Consolidated Financial Statements.

Merger Agreement

Until the Merger closes, or the Merger Agreement is terminated, our liquidity requirements will primarily be funded by our cash flow from operations, borrowings under our existing credit facility and certain other capital activities allowed under the Merger Agreement. In

Index
particular, we are subject to various restrictions under the Merger Agreement (except for under limited exceptions) on assuming additional debt, issuing additional equity or debt, repurchasing equity, making certain capital expenditures, and entering into certain acquisition, disposition and leasing transactions, among other restrictions, subject to the restrictions under the Merger Agreement.
Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Statements of Cash Flows Data:
Net cash provided by operating activities	$52,509	$57,968
Net cash used in investing activities	(17,505)	(27,859)
Net cash used in financing activities	(16,138)	(111,234)
Effect of exchange rate changes on cash and cash equivalents	2,220	(1,467)
Net increase (decrease) in cash and cash equivalents	21,086	(82,592)

Cash and cash equivalents, beginning of period	130,503	239,203
Cash and cash equivalents, end of period	$151,589	$156,611

Operating Activities
Net cash provided by operating activities was $52.5 million for the nine months ended September 30, 2025, a decrease of $5.5 million from net cash provided by operating activities of $58.0 million for the nine months ended September 30, 2024. The decrease is primarily a result of a $9.7 million change in working capital, which varies due to timing of remittances of consumer funds by sending agents and transmittal orders and payments, as well as prefunding of payers primarily for weekends, and also reflects the decrease in net income.

Investing Activities
Net cash used in investing activities was $17.5 million for the nine months ended September 30, 2025, representing a decrease of $10.4 million from net cash used in investing activities of $27.9 million for the nine months ended September 30, 2024. This decrease in cash used was primarily due to the capitalization of leasehold improvements, furniture and equipment related to the Company's move to the new U.S. headquarters during the nine months ended September 30, 2024 in an amount of $9.9 million, which did not recur during the nine months ended September 30, 2025.

Financing Activities
Net cash used in financing activities was $16.1 million for the nine months ended September 30, 2025, which primarily consisted of $16.3 million used for repurchases of common stock and $1.1 million of payments for stock-based awards for shares withheld for tax payments in connection with share-based compensation arrangements. This was partially offset by $1.3 million of net borrowings under the revolving credit facility.

Net cash used in financing activities was $111.2 million for the nine months ended September 30, 2024, which primarily consisted of $24.2 million of net borrowings from the revolving credit facility, $75.5 million in regular quarterly pay-downs for the first half of the year and final payoff of the term loan facility, $54.9 million used for repurchases of common stock, $3.1 million in debt origination costs related to the Second A&R Credit Agreement and $2.0 million of payments for stock-based awards for shares withheld for tax payments in connection with share-based compensation arrangements.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. Our Critical Accounting Policies and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024, for which there were no material changes during the three and nine months ended September 30, 2025, included the following:

•Allowance for Credit Losses
•Goodwill and Intangible Assets
•Income Taxes

Recent Accounting Pronouncements
Refer to Note 1, Business and Accounting Policies, of the Condensed Consolidated Financial Statements for information on recent accounting pronouncements.

Index
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
We manage foreign currency risk through the structure of the business and an active risk management process. One of the methods to settle with our payers in Latin America is entering into foreign exchange tom and spot transactions with local and foreign currency providers (“counterparties”). The foreign currency exposure on our foreign exchange tom and spot transactions is limited by the fact that all transactions are settled within two business days from trade date. Foreign currency fluctuations, however, may negatively affect our average exchange gain per transaction. The Company had open tom and spot foreign exchange contracts for Mexican pesos and Guatemalan quetzales amounting to approximately $16.6 million and $12.7 million at September 30, 2025 and December 31, 2024, respectively.

In addition, included in wire transfers and money orders payable, net in our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, there are $17.3 million and $23.0 million, respectively, of wires payable denominated in foreign currencies, primarily Mexican pesos and Guatemalan quetzales.

Also, included in prepaid wires, net in our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, there are $12.6 million and $29.8 million, respectively, of prepaid wires denominated in foreign currencies, primarily Mexican pesos and Guatemalan quetzales.

We are also exposed to changes in currency rates as a result of our investments in foreign operations and revenues generated in currencies other than the U.S. dollar. Revenues and profits generated by our international operations will increase or decrease because of changes in foreign currency exchange rates. This foreign currency risk is related primarily to our operations in our foreign subsidiaries. Revenues from our foreign subsidiaries represents approximately 3% of our consolidated revenues for the nine months ended September 30, 2025. Therefore, a 10% increase or decrease in these currency rates against the U.S. Dollar would result in a de minimis change to our overall operating results.

The spot and average exchange rates for the currencies in which we operate to U.S. dollar are as follows:

	2025		2024
	Spot(1)	Average(2)	Spot(1)	Average(2)
U.S. dollar/Mexican Peso	18.32	19.50	20.75	17.71
U.S. dollar/Guatemalan Quetzal	7.65	7.67	7.68	7.76
U.S. dollar/Canadian Dollar	1.39	1.40	1.44	1.36
U.S. dollar/Dominican Peso	61.91	61.11	61.10	59.10
U.S. dollar/Euro	0.85	0.90	0.96	0.92
U.S. dollar/British Pound Sterling	0.74	0.76	0.80	0.76
(1)Spot exchange rates are as of September 30, 2025 and December 31, 2024.
(2)Average exchange rates are for the nine months ended September 30, 2025 and 2024.

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

During the nine months ended September 30, 2025, the Federal Reserve lowered the fed funds rate from 4.50% to 4.25%. As a consequence, other benchmark interest rates such as SOFR started to decrease during September 2025. The Company expects that the Federal Reserve will continue to monitor inflation and other economic indicators to assess if additional interest rate decreases in 2025 are warranted. As of September 30, 2025, we had $157.9 million in outstanding borrowings under the revolving credit facility. A hypothetical 1% increase or decrease in the interest rate on our indebtedness as of September 30, 2025 would have increased or decreased cash interest expense on our revolving credit facility by approximately $1.6 million per annum, respectively.

Index
Credit Risk
We maintain certain cash balances in various U.S. banks, which at times, may exceed federally insured limits. We have not incurred any losses on these accounts. In addition, we maintain cash in various bank accounts in Mexico, Guatemala, Canada, the Dominican Republic, Spain, the United Kingdom, Germany and Italy and short-term investment accounts in Mexico, which may not be fully insured. During the nine months ended September 30, 2025, we did not incur any losses on these uninsured accounts. To manage our exposure to credit risk with respect to cash balances and other credit risk exposure resulting from our relationships with banks and financial institutions, we regularly review cash concentrations, and we attempt to diversify our cash balances among global financial institutions.

We are also exposed to credit risk related to receivable balances from sending agents, digital partners and other parties. We perform a credit review before each agent signing and conduct ongoing analyses of sending agents and certain other parties we transact with directly. As of September 30, 2025, we also had $4.7 million outstanding of agent advances receivable from sending agents. Most of the agent advances receivable are collateralized by personal guarantees from the sending agents and by assets from their businesses.

Our provision for credit losses was approximately $6.1 million for the nine months ended September 30, 2025 (1.3% of total revenues) and $5.0 million for the nine months ended September 30, 2024 (1.0% of total revenues). The increase in our provision for credit losses in the nine months ended September 30, 2025 is primarily due to higher outstanding balances of accounts receivable primarily related to higher principal amount sent processed by our sending agents.
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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our Chief Executive Officer and President, and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure as of September 30, 2025.

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

ITEM 1A. RISK FACTORS
Except as set forth in our quarterly Report on Form 10-Q for the quarter ended June 30, 2025, there have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). Prospective investors are encouraged to consider the risks described in our previously filed Quarterly Report on Form 10-Q and in our 2024 Form 10-K, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q and in our 2024 Form 10-K, and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the quarter ended September 30, 2025:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
July 1 through July 31	2,184	$9.68	—	$48,299,973
August 1 through August 31	7,764	$9.01	—	$48,299,973
September 1 through September 30	—	$—	—	$48,299,973
Total	9,948		—

(a)Represents 2,184 and 7,764 shares withheld for income tax purposes in July 2025 and August 2025, respectively, in connection with shares issued under compensation and benefit programs.
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Index
ITEM 5. OTHER INFORMATION
During the quarter ended September 30, 2025, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Index
ITEM 6. EXHIBITS

Exhibit No.	Document
2.1**	Agreement and Plan of Merger, dated as of August 10, 2025, by and among International Money Express, Inc., Ivey Merger Sub, Inc. and The Western Union Company.#

10.1*	Confidential Separation Agreement, Release and Covenant Not to Sue, dated July 26, 2025, by and between International Money Express, Inc. and Frank Robert Pargac. †

10.2*	Form of Restricted Stock Award Agreement (Non-Employee Director Quarterly Fees) pursuant to the International Money Express, Inc. A&R 2020 Omnibus Equity Compensation Plan.†

10.3*	Retention Bonus Program and Form of Participant Agreement (Named Executive Officers).#†

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Chief Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Chief Financial Officer

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included with the Exhibit 101 attachments).

*Filed herewith.
**    Previously filed.
*** Furnished herewith.
# Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.
†Management contract or compensatory plan or arrangement.

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Money Express, Inc. (Registrant)

Date: November 10, 2025	By:	/s/ Robert Lisy
Robert Lisy
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 10, 2025	By:	/s/ Andras Bende
Andras Bende
Chief Financial Officer
(Principal Financial Officer)