Form 10-K
period 2025-12-31
International Money Express, Inc.
filed 2026-03-06
CIK 1683695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2025
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

As of June 30, 2025, the aggregate market value of the voting stock held by non-affiliates was $281,367,974 based on the closing sale price of $10.09 of the common stock as reported on the Nasdaq Capital Market.

As of March 3, 2026, 30,136,733 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding. The registrant has no other class of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of this Form 10-K is incorporated by reference to an amendment of this Form 10-K or a definitive Proxy Statement to be delivered to stockholders at a later date in connection with the 2026 Annual Meeting of Stockholders.

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
•factors relating to the contemplated pending acquisition of the Company by Western Union, including:
•the completion of the pending transaction on anticipated terms and timing or at all, including obtaining regulatory approvals and other conditions to the completion of the transaction;
•the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the Merger Agreement, which may require us to pay a termination fee or other expenses;
•potential significant transaction costs associated with the pending transaction (including litigation expenses and liabilities, if any), and the possibility that the pending transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
•continued availability of capital and other changes in capital markets;
•potential litigation or regulatory actions relating to the pending transaction, which could delay or prevent consummation of the transaction;
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
•political conditions in the United States and other markets in which we operate or plan to operate;
•international political factors, including ongoing conflicts in Ukraine and the Middle East and other geopolitical developments, political instability, tariffs, including the effects of tariffs on domestic markets and industrial activity and employment, border taxes or restrictions on remittances or transfers from the outbound countries in which we operate or plan to operate;
•volatility in foreign exchange rates that could affect the volume of consumer remittance activity and/or affect our foreign exchange related gains and losses;
•consumer confidence in our brands and in consumer money transfers generally;

Index
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

Index
ITEM 1.    BUSINESS
Overview
International Money Express, Inc. (the “Company” or “Intermex”) is a global leading omnichannel money remittance services company focused primarily on the United States of America (“United States” or “U.S.”) to Latin America and the Caribbean (“LAC”) corridor, which includes Mexico, Central and South America and the Caribbean. We also provide our remittance services to Africa and Asia from the United States and offer money transfer services from Canada to Latin America and Africa. We also provide remittance services from Spain, Italy and Germany to Africa, Asia and Latin America. We utilize our proprietary technology to deliver convenient, reliable and value-added services to consumers through a broad network of sending and paying agents. Our remittance services, which include a comprehensive suite of ancillary financial processing solutions and payment services, are available in all 50 states in the U.S., Washington D.C., Puerto Rico and 13 provinces in Canada, as well as in certain locations in Spain, Italy and Germany, where consumers can send money to beneficiaries in more than 60 countries in LAC, Africa, Asia and Europe. Our services are accessible in person through over 100,000 independent sending and paying agents and 118 Company-operated stores, as well as digitally through the Internet via our websites, co-branded websites with digital partners and mobile device applications. Additionally, our product and service portfolio include online payment options, pre-paid debit cards and direct deposit payroll cards, which may present different cost, demand, regulatory and risk profiles relative to our core money remittance business.

Money remittance services to LAC countries, mainly Mexico, Guatemala, El Salvador, Honduras and the Dominican Republic, are the primary source of our revenue. These services involve the movement of funds on behalf of an originating consumer for receipt by a designated beneficiary at a designated receiving location. Our remittances to LAC countries are primarily generated in the United States by consumers with roots in Latin American and Caribbean countries, many of whom do not have an existing relationship with a traditional full-service financial institution capable of providing the services we offer. We provide these consumers with flexibility and convenience to help them meet their financial needs. We believe many consumers who use our services may have access to traditional banking services, but prefer to use our services based on reliability, convenience and value. We generate money remittance revenue from fees paid by consumers (i.e., the senders of funds), which we share with our sending agents and digital partners in the originating country and our paying agents in the destination country. Remittances paid in local currencies that are not pegged to the U.S. dollar, Canadian dollar or Euro can also generate revenue if we are successful in our daily management of currency exchange spreads. We also generate revenue from our Remittance-as-a-Service (“RaaS”) relationships with digital partners where we receive a fee for facilitating money transfers processed through our proprietary software systems, using our money transmitter licenses and payer network relationships.
Our money remittance services enable consumers to send funds through our broad network of locations in the United States, Canada, Spain, Italy and Germany that are primarily operated by third-party businesses, as well as by Company-operated stores, located in those jurisdictions. Transactions are processed and payment is collected by our agent (“sending agent(s)”) and those funds become available for pickup by the beneficiary at the designated destination, usually within minutes, at any Intermex payer location (“paying agent(s)”). We refer to our sending agents and our paying agents collectively as agents. In addition, our services are offered digitally through the Internet via our websites (intermexonline.com and online.i-transfer.es), co-branded websites with our digital partners and mobile device applications. For the year ended December 31, 2025, we have grown our agent network by approximately 5.4%. For the year ended December 31, 2025, principal amount sent decreased by approximately 2.2% to $23.8 billion, as compared to fiscal year 2024, and total remittances processed were approximately 53.9 million, representing a decrease of approximately 8.5%, as compared to fiscal year 2024 primarily related to decreased volume processed that we attribute to a contraction in the remittance market, particularly the Mexico corridor coupled with a change in consumer behavior remitting a lower number of money transfers but at a higher average principal sent per transaction. This overall decrease was partially offset by increased volume generated by our digital channels and European subsidiaries.
Pending Merger with The Western Union Company
On August 10, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, The Western Union Company, a Delaware corporation (“Western Union”), and Ivey Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Western Union (“Merger Sub”). Pursuant to the Merger Agreement, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company and the Company will become an indirect wholly-owned subsidiary of Western Union. The Merger Agreement provides that each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger (subject to limited exceptions such as treasury shares or shares as to which dissenters’ rights have been properly exercised in accordance with Delaware law) will be cancelled and converted into the right to receive $16.00 per share in cash, without interest.

Consummation of the Merger is subject to the satisfaction or waiver of certain remaining customary closing conditions, including: (i) the absence of any judgment by any governmental authority of competent jurisdiction or any applicable law that enjoins, restrains or otherwise makes illegal, prevents or prohibits consummation of the Merger (“Restraint”), (ii) the receipt of applicable consents, approvals or other clearances required to be obtained under the Merger Agreement, including with respect to the Company’s or its subsidiaries’ money transmitter licenses, and (iii) other customary closing conditions.

Index
In addition, the consummation of the Merger was conditioned upon (i) the expiration or termination of the applicable waiting period under the HSR Act, which waiting period under expired on October 6, 2025, and (ii) approval of the stockholders of the Company, which approval was received at a special meeting of stockholders of the Company on December 9, 2025.

To date, money transmission regulators in 48 applicable U.S. states and territories have provided their approval of or non-objection to the Merger, and approval or non-objection is currently pending with the remaining 4 U.S. states and territories. Additionally, the parties have received approval from the United Kingdom Financial Conduct Authority and, therefore, the only approval from international money transmission regulators that remains pending is from the Bank of Spain. The Company cannot predict with certainty whether and when any of the remaining required closing conditions will be satisfied or if the Merger will close, but currently anticipates that the Merger will be consummated in the second quarter of 2026.

The Merger Agreement contains termination rights for the Company and Western Union, including a right for either party to terminate if the Merger is not consummated by May 11, 2026 (subject to certain automatic extensions to obtain certain regulatory approvals as set forth in the Merger Agreement). Upon termination of the Merger Agreement, (i) Western Union, upon termination of the Merger Agreement by the Company or Western Union due to a Restraint relating to any antitrust laws, or the failure to obtain necessary consents, approvals or clearances related to antitrust laws, will be required to pay the Company a termination fee equal to $27.3 million, and (ii) the Company, under specified circumstances, including termination of the Merger Agreement by (a) the Company to enter into a Company Acquisition Agreement that provides for a Superior Proposal (each, as defined in the Merger Agreement) prior to receipt of approval of the stockholders of the Company or (b) by Western Union as a result of an Adverse Recommendation Change (as defined in the Merger Agreement), will be required to pay Western Union a termination fee equal to $19.8 million.
Our Competitive Strengths
•Primary focus on profitable corridors. Unlike many of our competitors, who we believe prioritize global reach over growth and profitability, we are focused on certain geographical regions in which there is a concentration of a significant portion of the world’s money remittance volume. We believe the LAC, Africa and Asia corridors provide an attractive operating environment with significant opportunity for future growth. According to the latest available data published by the World Bank, the LAC corridor continues to be one of the largest remittance corridors in the world.
•Highly scalable, proprietary software platforms. We provide our money remittance services utilizing our internally developed proprietary software systems, which we believe enhance the productivity of our network of sending agents, enabling them to quickly, reliably and cost-effectively process remittance transactions. Also, our proprietary applications enable our consumers to rapidly process money transmissions through a variety of digital channel offerings. Our proprietary software systems are designed to incorporate real-time compliance functionality, which improves our regulatory compliance and helps to minimize fraud. Our developed platforms have the ability to handle traffic well in excess of the number of transactions we currently process. Our money remittance platforms have proven reliable, with our 2025 downtime being less than 0.05%.
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
•Powerful brand with strong consumer awareness and loyalty in the corridors we operate. We believe we are a global leading money remittance provider from the United States to the LAC corridor, processing 18.6% of the aggregate volume of remittances to Mexico according to the latest available data published by the Central Bank of Mexico in 2025 and 24.6% of the aggregate volume of remittances to Guatemala according to the latest available data published by the Central Bank of Guatemala in 2025. We believe that consumers associate the Intermex brand with reliability, strong customer service and the ability to safely and efficiently remit their funds. The information contained in this paragraph is based on “Revenues by Workers’ Remittances” published in the Central Bank of Mexico’s website and “Income from family remittance” published in the Central Bank of Guatemala’s website.

Index
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
Our Growth Strategy
Our strategies to maintain and grow our business include:

•Invest in the marketing and adoption of our digital channels and value-added services to expand our customer base and revenue generation. Our money remittance platforms currently enable consumers to send funds from the United States, Spain, Italy and Germany to the LAC corridor, Europe, Asia and Africa through the Internet via our websites (intermexonline.com and online.i-transfer.es), co-branded websites with our digital partners and mobile device applications. We intend to continue the level of investment in enhancing and marketing our digital applications to increase consumer adoption of our safe, easy-to-use digital platforms for remitting funds and performing other financial services. We believe these digital channels expand our potential customer base as digital transaction capabilities have become more relevant to consumers in the LAC and other corridors. Our digital channels offering also generates growth from various demographic groups as consumers continue to migrate to conducting financial transactions digitally.
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
•Expand our services into new corridors and emerging markets. We believe that there is significant room to grow our business in underserved geographic regions in the LAC corridor where there is demand from consumers and agents for our value-added approach to money remittances. Specifically, we continue to target future growth opportunities via new corridors from the United States to other non-Spanish speaking regions, including the Caribbean and other continents. In recent years, we expanded our services to allow remittances to Africa and Asia from the United States, began offering sending services from Canada to Latin America and Africa, and completed acquisitions which further strengthen our presence in Latin America and position us to grow in the Europe to Africa, Asia and LAC corridors.

Segments
Our business is organized around one reportable segment that provides money remittance services primarily between the U.S. and Canada to Mexico, Guatemala and other countries in Latin America, Africa and Asia through a network of authorized agents located in various unaffiliated retail establishments and 118 Company-operated stores throughout the U.S., Canada, Spain, Italy and Germany, as well as digitally through the Internet via our websites and mobile device applications. This is based on the objectives of the business and how our chief operating decision maker, the CEO and President, monitors operating performance and allocates resources.

Operations and Services
Money remittance services to LAC countries, primarily Mexico, Guatemala, El Salvador, Honduras and the Dominican Republic, are the primary source of our revenue. These services involve the movement of funds on behalf of an originating consumer for receipt by a designated beneficiary at a designated receiving location. Our remittances to LAC countries are primarily generated in the United States by consumers with roots in Latin American and Caribbean countries, many of whom do not have an existing relationship with a traditional full-service financial institution capable of providing the services we offer. We provide these consumers with flexibility and convenience to help them meet their financial needs. We believe many consumers who use our services may have access to traditional banking services, but prefer to use our services based on reliability, convenience and value. We generate money remittance revenue from fees paid by consumers (i.e., the senders of funds), which we share with our sending agents in the originating country and our paying agents in the destination country. Remittances paid in local currencies that are not pegged to the U.S. dollar, Canadian dollar or Euro also earn revenue through our daily management of currency exchange spreads. We also generate revenue from our RaaS relationships with digital partners

Index
where we receive a fee for facilitating money transfers processed through our proprietary software systems, money transmitter licenses and payer network relationships.
The majority of our money remittance transactions are generated through our agent network of retail locations and Company-operated stores where the transaction is processed and payment is collected by our sending agent. Those funds become available for pickup by the beneficiary at the designated receiving destination, usually within minutes, at any Intermex payer location. In select countries, the designated recipient may also receive the remitted funds via a deposit directly to the recipient’s bank account, debit cards, mobile wallets, and home delivery in selected markets. Our locations in the United States, Canada, Spain and Italy, also referred to as our sending agents, tend to be individual establishments, such as multi-service stores, grocery stores, convenience stores, bodegas and other retail locations. Our payers in LAC countries are referred to as paying agents, and generally consist of large banks and financial institutions or large retail chains. Grupo Elektra, S.A.B. de C.V. (“Elektra”) is our largest paying agent and processes a significant portion of remittances in the LAC corridor. Each of our sending agents and our paying agents are primarily operated by third-party businesses where our money remittance services are offered. Additionally, we operate a number of retail locations in the United States, Canada, Italy and Germany, which we refer to as Company-operated stores and where our money remittance services are available. We also operate subsidiary payer networks in Mexico and Guatemala. These networks provide coverage of payer locations that reach some of the most remote areas in those countries, providing increased convenience to consumers in the United States, Canada, Mexico and Guatemala.
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
Our money remittance services are also available on the Internet via our websites (intermexonline.com and online.i-transfer.es), co-branded websites with our digital partners and mobile device applications, enabling consumers to send money conveniently 24 hours a day from their computer or mobile devices. Consumers are able to select a variety of sending methods, including cash pickup at thousands of locations, direct deposit into bank accounts, debit cards, mobile wallets, and home delivery in selected markets. Also, our enhanced digital mobile money remittance applications provide consumers with safe, easy-to-use features for remitting funds with a debit or credit card. Our internet-based money transmission services and digital channel offerings continue to grow at a faster pace as compared with our services provided by our network of sending agents or Company-operated stores.
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
Information Technology
Currently, all of our money processing software used in the United States, Spain, Italy, Germany and Canada is proprietary and has been developed primarily by our internal software development team. Our money processing software acts as a point of sale for our money remittance transactions and incorporates real-time compliance functionality, which improves our regulatory compliance and helps to minimize fraud. Our money processing software is critical to our operations while our back-office software is critical for settling our transactions.
Also, our money remittance platforms enable consumers to send funds through the Internet via our websites (intermexonline.com and online.i-transfer.es), co-branded websites with our digital partners and mobile device applications from consumers' computers or mobile devices. Our enhanced digital mobile money remittance applications provide consumers with safe and easy-to-use features for remitting funds.

Index
In addition to our money remittance software, digital platforms and mobile applications, we continue to develop programs and defenses against cyber-attacks. The foundation of our cybersecurity program is based on recognized best practices and standards for cybersecurity and information technology that include the Center of Internet Security (“CIS”) Critical Security Controls Framework. The CIS Critical Security Controls Framework is a prioritized set of safeguards to mitigate the most prevalent cyber-attacks against systems and networks. We utilize a number of third-party vendors and automated tools that monitor our systems and inform us of any attempted attacks. Our Chief Information Officer (“CIO”) reports periodically to our board of directors regarding our cybersecurity policies and practices. See Item 1C - Cybersecurity for additional detail.

In addition to our proprietary and internally developed software systems, we utilize historical and predictive data to analyze market trends, performance of market territories, agent performance and consumer habits in real time.
We continually invest in our technology platforms to ensure they have the capacity to handle traffic well in excess of the number of transactions we currently process. A load balancing configuration between tier-1 datacenters, in addition to failover redundancy, provides uptime performance. Our technology platforms have experienced limited downtime, with our 2025 downtime being less than 0.05%.
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
Intellectual Property
The Intermex brand is critical to our business. In the markets in which we compete, we derive benefit from our brand, as we believe the Intermex brand is recognized for its speed, cost effectiveness and reliability for money remittances throughout the United States, the LAC corridor, Canada and Africa. We use various trademarks and service marks in our business, including, but not limited, to Intermex, International Money Express, IntermexDirect, LanDirect, CheckDirect, La Nacional and Amigo Paisano, some of which are registered in the United States and other countries. In addition, we rely on trade secret protection to protect certain proprietary rights in our information technology, trademarks, and licenses. See the section entitled “Information Technology” for more information.
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
Sales and Marketing
The majority of our money remittance transactions are generated through our agent network of retail locations and Company-operated stores where the transaction is processed and payment is collected by our sending agent or store. Sending agent locations include multi-service stores, grocery stores, convenience stores, bodegas and other retail locations. The vast majority of our sending agents are provided access to our proprietary money remittance software systems, while others have access to our combination telephone and fax/tablet set up, which we call telewire, enabling direct access to our call centers for money remittance services. In all of our independent sending agent locations the agent provides the physical infrastructure and staff required to complete the remittances, while we provide the central operating functions, such as transaction processing, settlement, marketing support, compliance training and support, and customer relationship management. We also maintain 118 Company-operated stores in the United States, Canada, Italy and Germany. We retain customer data, which enables us to increase repeat customer usage, track and effectively recapture one-time users of our service and improve sending agent productivity. During 2025, we invested in, and expect to continue investing during 2026 and thereafter to increase our penetration of, the digital market, to add digital customers, enhance our digital offerings and increase digital revenues, while maintaining and continuing to develop our retail service offerings.
We market our services to consumers in a number of ways, including directly and indirectly through our sending agents and paying agents, promotional activities, traditional media and digital advertising.
Our Industry
We are a global leading money remittance service company primarily focused on the United States to the LAC corridor. We utilize our proprietary technology to deliver convenient, reliable and value-added services to consumers through a broad network of sending and

Index
paying agents. The three largest remittance corridors we serve are United States to Mexico, United States to Guatemala, and United States to the Dominican Republic.
Trends in the cross-border money remittance business tend to correlate to immigration trends, global economic opportunity and related employment levels in certain industries such as construction, information technology, manufacturing, agriculture and hospitality, as well as other service industries.
Current political, social, economic and market conditions in the United States, including recent economic, trade and immigration enforcement actions taken by the current administration in the U.S., as well as in foreign countries, including those that are destinations for money transfers or in which we currently operate remain volatile. There is uncertainty as to the economic and financial impact of such conditions. Our business has generally been resilient during times of economic instability as money remittances are essential to many recipients, with the funds used by the receiving parties for their daily needs; however, continued enhanced immigration enforcement activities in the U.S. or long-term sustained appreciation of the Mexican peso or Guatemalan quetzal as compared to the U.S. dollar could negatively affect our revenues and profitability.

Another significant trend impacting the money remittance industry is extensive regulation on money remittance providers, banks, and other financial institutions, making it difficult for money remittance companies to develop and maintain strong banking relationships and for sending agents to open operating bank accounts. Regulations in the United States and elsewhere focus, in part, on cybersecurity, anti-money laundering and consumer protection. Regulations require money remittance providers, banks and other financial institutions to develop systems to prevent, detect, monitor and report certain transactions. In coming periods, we expect these and future regulatory requirements, as well as investigatory and enforcement activities by law enforcement agencies, will continue to result in changes to certain of our business and administrative practices and may result in increased costs.
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

Index
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
Licensing. In most countries in which we operate, either we or our agents are required to obtain licenses or to register with a government authority in order to offer money transfer services. Almost all states in the United States, the District of Columbia and Puerto Rico, as well as certain provinces in Canada, Mexico, Guatemala and certain countries in Europe, require us to be licensed to conduct business within their jurisdictions. Licensing requirements may include requirements related to net worth, providing surety bonds and letters of credit, operational procedures, agent oversight and maintenance of reserves to cover outstanding payment obligations. Acceptable forms of such reserves will vary based on jurisdiction and the applicable regulator, but generally include cash and cash equivalents, U.S. government securities and other highly rated debt instruments. Many regulators require us to file reports on a quarterly or more frequent basis to verify our compliance with their requirements. We are also subject to periodic examinations by the governmental agencies with regulatory authority over our business.
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
Data Privacy and Cybersecurity. We are subject to federal, state and international laws and regulations relating to the collection, use, retention, security, transfer, storage and disposal of personally identifiable information of our customers, agents and employees. In the United States, we are subject to various federal privacy laws, including the GLBA, which requires that financial institutions provide consumers with privacy notices and have in place policies and procedures regarding the safeguarding of personal information. We are also subject to privacy and data breach laws of various states.
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

Index
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

The Company’s communications, advertising and sales practices and that of its agent network are subject to regulation by, among other things, state and federal consumer protection laws including the Telephone Consumer Protection Act (“TCPA”). The Federal Trade Commission and the Federal Communications Commission have issued regulations under the TCPA that place restrictions on, among other things, unsolicited automated telephone calls or text messages to residential and wireless telephone subscribers by means of automatic telephone dialing systems and the use of prerecorded or artificial voice messages. The Company has taken steps to insulate itself from any such wrongful conduct, including conduct engaged in by its agents, by, among other things, requiring its agents to comply with the TCPA and such regulations.

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
We continually monitor fraud risk, perform credit reviews before adding agents to our network and conduct periodic credit risk analyses of agents and certain other parties that we transact with directly. For the year ended December 31, 2025, our provision for credit losses was equal to 1.3% of our total revenues.
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
We are also exposed to changes in currency rates as a result of remittances paid in currencies other than the U.S. dollar, Canadian dollar or Euro. We manage our currency exposure primarily by settling with our payers using foreign exchange tom and spot transactions.
Our indebtedness bears interest at variable rates, which exposes us to interest rate risk as a result of fluctuations on market interest rate benchmarks.
Seasonality

Index
We do not experience meaningful seasonality in our business. We may experience, however, increased transaction volume around certain holidays, such as Mother’s Day and the December holidays.
Competition
The market for money remittance services is very competitive. Our competitors include a small number of large money remittance providers, financial institutions and banks as well as a large number of small niche money remittance service providers that serve select regions. We compete with larger companies, such as Western Union, MoneyGram International, Inc. (“MoneyGram”), Remitly Global, Inc. (“Remitly”) and Euronet Worldwide Inc. (“Euronet”), and a number of other smaller competitors. We generally compete for money remittance agents on the basis of value, service, quality, technical and operational differences, commission, and marketing efforts. As a philosophy, we sell credible solutions to agents, not discounts or higher commissions as is typical for the industry. We compete for money remittance customers on the basis of trust, convenience, service, efficiency of outlets, value, technology and brand recognition. We believe that our ongoing investments in new products and services will help us to remain competitive in our evolving business environment, given the increasing competition from digital platform providers.
We expect to encounter increasing competition as new technologies emerge that enable consumers to send and receive money through a variety of channels, but we do not expect adoption rates to be as significant in the near term for the consumer segment we serve. Regardless, we continue to innovate in the industry by differentiating our money remittance business through programs to foster loyalty among agents as well as consumers and have expanded our channels through which our services are accessed to include online and mobile offerings in preparation for consumer adoption.
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
We value opportunity, fairness and merit, and strive to create a work environment where all of our employees feel valued and devoted to their careers. As of December 31, 2025, approximately 96% of our U.S. team members identified themselves as racially or ethnically diverse. Also, approximately 63% of our U.S. team identified themselves as female. In 2026, we intend to continue to promote greater community involvement through philanthropic and volunteer efforts, with a focus on diversity, community improvement, and STEM programs.
As of December 31, 2025, we had 531 employees in the United States, of whom 19 are part-time and 512 are full-time. We also have 518 employees in Mexico, of whom 144 are part-time and 374 are full-time, 131 employees in Guatemala, all of whom are full-time and, 90 employees in Spain, Italy, Germany and the United Kingdom, of whom 79 are full-time and 11 are part-time.
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
Information about our Executive Officers
Set forth below is certain information regarding the Company’s current executive officers as of February 27, 2026:

Name	Age	Position

Index

Robert Lisy	68	Chief Executive Officer, President and Chairman of the Board of Directors
Andras Bende	51	Chief Financial Officer
Joseph Aguilar	64	President and General Manager - Latin America
Christopher Hunt	50	Chief Operating Officer

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

Joseph Aguilar joined International Money Express, Inc. in September 2019 as Chief Operating Officer. Mr. Aguilar has served as President and General Manager - Latin America since 2023. Prior to joining Intermex, Mr. Aguilar was a senior executive at Sigue Corporation, a money transfer company; starting in 2005 as the Chief Auditor, where he established the Internal Audit function for its U.S. and Mexico Operations. Following several successful audit cycles, he was promoted to Chief Operating Officer, responsible for all operations and technology functions of the global organization. In 2014, Mr. Aguilar was promoted to President of SGS, Ltd. UK, the International Division of Sigue Corporation, with responsibility for all aspects of the business in the EU, Eastern Europe, Africa, Asia and South Asia. Prior to his roles at Sigue Corporation, Mr. Aguilar held senior roles at BBVA Bancomer, California Commerce Bank and Dai-Ichi Kangyo Bank of California. Mr. Aguilar holds a bachelor’s degree in English from University of California at Santa Barbara.

Christopher Hunt joined International Money Express, Inc. in March 2021 as Chief Information Officer. Mr. Hunt has served as our Chief Operating Officer since 2023. Prior to joining the Company, Mr. Hunt was the Chief Technology Officer of Bankers Healthcare Group, a financial services company (“Bankers”), from 2013 to 2021. Prior to his role at Bankers, Mr. Hunt worked at several companies where he held a variety of IT positions with increasing responsibility for all aspects of overall IT strategy, product development, compliance and cybersecurity. Mr. Hunt earned a bachelor’s degree in Business Management with a concentration in Decision Information Sciences from the University of Florida in Gainesville, Florida.

Index
ITEM 1A.     RISK FACTORS
An investment in our securities involves certain risks. The risks and uncertainties described below reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future, but are not the only risks that may have a material and adverse effect on the Company, and the risks described herein are not listed in order of the potential occurrence or severity. There is no assurance that we have identified, assessed and appropriately addressed all risks affecting our business operations. Additional risks and uncertainties could adversely affect our business and our results of operations. If any of the following risks actually occur, our business, consolidated financial condition or results of operations could be negatively affected, and the market price for our shares could decline. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether such factors have occurred in the past or their likelihood of occurring in the future. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below are cautionary statements, identifying important factors that could cause the Company’s actual results to differ materially from those expressed in or implied by any forward-looking statements made by or on behalf of the Company. There can also be no assurance that the actual future results, performance, benefits or achievements that we expect from our strategies, systems, initiatives or products will occur.

Risks Related to the Pending Merger with The Western Union Company
The announcement and pendency of the proposed Merger may adversely affect our business, financial condition, and results of operations.

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

There can be no assurance that the proposed Merger will be consummated. The consummation of the proposed Merger is subject to various customary closing conditions, including: (i) the absence of any judgment by any governmental authority of competent jurisdiction or any applicable law that enjoins, restrains or otherwise makes illegal, prevents or prohibits consummation of the Merger, (ii) the receipt of applicable consents, approvals or other clearances required to be obtained under the Merger Agreement, including with respect to the Company’s or its subsidiaries’ money transmitter licenses, and (iii) other customary closing conditions. There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all. In addition, the consummation of the Merger was conditioned upon (x) the expiration or termination of the applicable waiting period under the HSR Act, which waiting period under expired on October 6, 2025, and (y) approval of the stockholders of the Company, which approval was received at a special meeting of stockholders of the Company on December 9, 2025. If the Merger is not completed, we may suffer consequences that could adversely affect our business, results of operations, and share price, including the following:

•we could be required to pay a termination fee of $19.8 million to Western Union if we engage in alternate business combination transaction;
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

Index
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

Risks Relating to Our Business and Industry
If we fail to successfully expand customer acceptance of our digital services and infrastructure or develop and timely introduce new and enhanced services, including the introduction of new digital platforms, or if we make substantial investments in an unsuccessful new service or infrastructure change, our business, financial condition and results of operations could be adversely affected.

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
Our future growth depends on our ability to compete effectively. In particular, we face increasing competition from digital providers of money transmission services, in response to which we have developed an expanded suite of digital products. Notwithstanding, our ability to increase our revenues and operating results from digital services will require a significant investment in marketing and ongoing product development efforts, which investments are likely, in the short-term, to adversely affect our results of operations. Moreover, there can be no assurance, however, that these efforts will generate expected returns or that consumers will find our digital products more attractive than those of our competitors. In addition, if our services do not offer competitive features and functionalities, we may be unable to attract new customers or we may lose customers to our competitors, which could adversely affect our business, financial condition and results of operations.

Index
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
Our money remittance business relies in part on the overall strength of economic conditions. Consumer money remittance transactions are affected by, among other things, employment opportunities and overall economic conditions, such as recession, rising inflation and higher market interest rates. Additionally, consumers tend to be employed in industries such as construction, information technology, manufacturing, agriculture, hospitality and certain service industries that tend to be cyclical and are more significantly affected by weak economic conditions than other industries. This may result in reduced job opportunities for consumers in the United States or other countries in which we operate or that are important to our business, which could adversely affect our business, financial condition and results of operations. In addition, a reduction in employment opportunities may lag other elements of any economic recovery.
If general market and economic conditions in the United States or other countries in which we operate and that are important to our business were to deteriorate, our business, financial condition and results of operations could be adversely impacted. Our agents may have reduced sales or business as a result of weak economic conditions. As a result, our agents may reduce their number of locations, hours of operation, or cease doing business altogether. If consumer transactions decline due to deteriorating economic conditions, we may be unable to timely and effectively reduce our operating costs or take other actions in response, which could adversely affect our business, financial condition and results of operations. Our employees, agents and consumers in a particular country or region in the world may be negatively affected as a result of a variety of diversions, including: geopolitical events, such as war, the threat of war, or terrorist activity, as well as other geopolitical events; natural disasters or the effects of climate change (such as drought, flooding, wildfires, increased storm severity, and sea level rise); power shortages or outages; major public health issues, including pandemics and other public health conditions; and significant local, national or global events capturing the attention of a large part of the population. If any of these, or any other factors, disrupt a country or region where we have a significant workforce, customers or agents, our business could be materially adversely affected. Additionally, economic or political instability, wars, civil unrest, terrorism and natural disasters may make money transfers to, from or within a particular country more difficult. The inability to timely complete money transfers could adversely affect our business.
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
Our ability to grow in international markets and our future results could be adversely affected by a number of factors, including:
•changes in geopolitical and economic conditions and potential instability in various regions;

Index
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
Significant volatility in foreign exchange rates could affect the volume of consumer remittance activity in terms of the principal amount sent or the frequency of money remittances, which may negatively affect our average foreign exchange gain per transaction. Long-term sustained appreciation of the Mexican peso or Guatemalan quetzal as compared to the U.S. dollar could negatively affect our revenues and results of operations. Refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, “Foreign Currency Risk”, for further discussion on foreign currency risk.

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

Index
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
•changes to immigration policies, enforcement and consumer access to in-person money transfer services;
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
We process remittances to Latin America, Europe, Africa and Asia from the United States, Spain, Italy and Germany and from Canada to Latin America and Africa. Additionally, we have expanded our product and service portfolio to include online payment options, pre-paid debit cards, direct deposit payroll cards, and other digital channel offerings, which may present different cost, demand, regulatory and risk profiles relative to our core remittance business. If we are unable to capitalize on these markets, or if we spend significant time and resources on expansion plans that fail or are delayed, our business will be adversely affected. Even if we are successful, we will be exposed to additional risks in these markets that we do not face in the United States or in our core remittance business, which could have an adverse effect on our business, financial condition and results of operations.

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
We are engaged in ongoing efforts to enhance our risk management and compliance policies, procedures and systems to assure compliance with anti-money laundering laws and economic sanctions regulations in the jurisdictions in which we operate. We have implemented, and are continuing to implement, policies, procedures and systems designed to address these laws and regulations, including monitoring on an automated and manual basis the transactions processed through our systems and restricting business involving certain countries or individuals. However, the implementation of such policies, procedures and systems may be subject to human error. Further, we may be exposed to fraud or other misconduct committed by our employees, or other third parties, including but not limited to consumers, agents and digital partners, or other events that are out of our control. Additionally, our risk management policies, procedures and systems are based upon our experience in the industry, and may not be adequate or effective in managing our future risk exposures or protecting us against unidentified or unanticipated risks, which could be significantly greater than those indicated by our past experience. As a result, we can offer no assurances that these policies, procedures and systems will be adequate to detect or prevent money laundering activity or OFAC violations. If any of these policies, procedures or systems do not operate properly, or are disabled, or are subject to intentional manipulation or inadvertent human error, we could suffer financial loss, a disruption of our business, regulatory intervention or reputational damage.

Index
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
Due to the nature of our business, we face constant exposure to continually evolving cybersecurity risks and other technological risks. Our inability to protect our systems and data from these risks could adversely affect our reputation among consumers, agents, digital partners, card issuers, paying agents, financial institutions, card networks, partners, and investors and may expose us to penalties, fines, liabilities, and legal claims.
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
While plans and procedures are in place to protect our sensitive data, systems, and networks, we cannot be certain that these measures will be successful and will be sufficient to counter all current and emerging technological threats that are designed to breach our systems to gain access to sensitive information or disrupt our operations. The methods used to obtain unauthorized access, disable or degrade service, or compromise systems change frequently, have become increasingly complex and sophisticated, and are often difficult to detect timely. Threats to our systems and our associated third parties’ systems can derive from human error, fraud, or malice on the part of employees or third parties as well as may result from accidental technological failure. Our defensive data protection measures may not prevent unauthorized access or use of sensitive data. While we maintain insurance coverage that may cover certain aspects of cyber risks and incidents, our insurance coverage may be insufficient to cover all losses, and we may not be able to renew the insurance on commercially reasonable terms or at all. Further, we do not control the actions or technological environments of our agents and they may be susceptible to similar threats as previously mentioned, which could lead to liability claims against the Company. Although agents have experienced security breaches, in the aggregate, none of these breaches have had a significant or material impact to the Company. In addition, following an acquisition, we take steps to ensure our data and system security protection measures cover the acquired business as part of our integration process and the regulatory framework under which the acquired entities operate. As such, there may be a period of increased cybersecurity risk during the period between closing an acquisition and the completion of our data and system security integration. Our inability to protect our systems and data from these and similar risks could, among other consequences, adversely affect our reputation, business, financial condition, and results of operations.

Index
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
A substantial portion of our paying agents are concentrated in a few large banks and financial institutions and large retail chains. Because of the current concentration, if we lose an institution as a paying agent, which could be the result of many factors including, but not limited to, changes in regulation, our business, financial condition and results of operations could be adversely affected. Elektra, our largest paying agent by volume, accounted for approximately 22% of Intermex’s total remittance volume in fiscal year 2025. The loss of Elektra as one of our paying agents could have a material adverse impact on our business and results of operations.
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

Index
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
The majority of our business is conducted through independent sending agents that provide our services to consumers at their business locations. Our sending agents and certain digital partners receive the proceeds from the sale of our money remittances, and we must then collect these funds from the sending agents or digital partners. If a sending agent or digital partner becomes insolvent, files for bankruptcy, commits fraud or otherwise fails to remit money remittance proceeds to us, we must nonetheless complete the money remittance on behalf of the consumer.
We monitor the creditworthiness of our sending agents, digital partners and the financial institutions with which we do business on an ongoing basis. There can be no assurance that the models and approaches we use to assess and monitor the creditworthiness of our sending agents, digital partners and these financial institutions will be sufficiently predictive, and we may be unable to detect and take steps to timely mitigate an increased credit risk.
In the event of a sending agent or digital partner bankruptcy, we would generally be in the position of creditor, possibly with limited security or financial guarantees of performance, and we would therefore be at risk of a reduced recovery. We are not insured against credit losses, except in circumstances of agent theft or fraud. Significant credit losses could have a material and adverse effect on our business, financial condition and results of operations.
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
Our business relies on the free flow of funds and migrants along all of our remittance corridors, particularly between the United States and the LAC. Changes in U.S. political, regulatory and economic conditions or laws and policies governing immigration, foreign trade, development and investment in the territories and countries where we operate and our customers live, including those recently implemented by the U.S. government, could adversely affect our business, financial condition and results of operations.
A significant change or disruption in international migration patterns, including as a result of changes in immigration laws and their enforcement, could adversely affect our business, financial condition and results of operations.

Index
Our business relies in part on international migration patterns, as individuals move from their native countries to countries with greater economic opportunities or a more stable political environment. A significant portion of the industry’s money remittance transactions are initiated by immigrants or refugees sending money back to their native countries. Changes in U.S. and foreign government policies, including recent changes to U.S. immigration enforcement may have a negative effect on immigration and/or sending behavior of our customer base. This could have an adverse impact on the growth rate of remittance transactions and/or volumes, and ultimately revenues for the Company. Increased immigration enforcement in the United States could also adversely affect the level of employment opportunities of immigrants, thus reducing their earning potential and ability to remit funds to their countries of origin in the amount and frequency as it is customary. For example, during fiscal year 2025, total remittances processed decreased as compared to fiscal year 2024, however the average principal sent per transaction was notably higher, indicating a change in consumer behavior.

It is also impossible to predict the impact on our business resulting from changes in trade and tariff policies, which may affect industries in which our customers are employed. Changes in international trade caused by increased tariffs may also affect foreign exchange rates, which could affect both demand for our services as well as our earnings from foreign exchange.

Reduced or disrupted international migration patterns in the United States, Canada, Europe, Latin America, or Africa are likely to reduce money remittance transaction volumes and therefore have an adverse effect on our business, financial condition and results of operations. Furthermore, significant changes in international migration patterns could adversely affect our business, financial condition and results of operations.
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

Index
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

Index
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

Index
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
In addition, taxes imposed on the money transfer industry such as the 1% excise tax on cash remittances originated in the United States, effective in 2026, may result in a lower volume of money transfers, which could affect our level of revenue and results of operations.
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

Index
Risks Relating to Our Indebtedness
The Company’s indebtedness may limit our operating flexibility and could adversely affect our business, financial condition and results of operations.
We had approximately $194.8 million of indebtedness as of December 31, 2025, consisting of outstanding borrowings under our revolving credit facility. Our indebtedness, which bears interest at variable rates, could have important consequences to our business and operations, including, but not limited to: (i) increasing our vulnerability to, and reducing our flexibility to respond to, general adverse economic and industry conditions; (ii) requiring the dedication of a substantial portion of our cash flow from operations to servicing debt, including from increased interest rates; (iii) limiting our flexibility in planning for, or reacting to, changes in our business and the competitive environment; and (iv) limiting our ability to borrow additional funds and increasing the cost of any such borrowing.
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
We have no current plans to pay any cash dividends for the foreseeable future. The declaration, amount, and payment of any future dividends on shares of common stock will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition, and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant. In addition, our ability to pay dividends is limited by our ability to comply with restrictions in our existing revolving credit facility and may be limited by covenants of any future indebtedness we or our subsidiaries incur. As a result, stockholders may not receive any return on an investment in our common stock unless they sell our common stock for a price greater than that which was paid for it.
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

To mitigate cybersecurity risks, the Company has designed and implemented a Cybersecurity and Information Security Program (“Cybersecurity Program”), which is managed and executed by our Chief Information Officer (“CIO”). Our CIO has over 20 years of experience in information technology and cybersecurity primarily focused in the financial services industry. Our CIO is an experienced professional in technology, security, risk management, and compliance principles related to most United States and global financial services related regulations. Also, our CIO holds and maintains an active Certified Information Systems Security Professional certification as well as other relevant technical certifications. The Board of Directors of the Company (the “Board”) generally oversees management’s processes for identifying and mitigating risks we are exposed to, including cybersecurity risks, to help align our risk exposure with our strategic objectives, and has delegated specific oversight of cybersecurity risk management to the Board’s Audit Committee. At least on a quarterly basis, or more frequently as may be warranted, the Board and the Audit Committee are apprised of cybersecurity incidents, if any, and initiatives related to any identified heightened risks. In addition, the CIO provides a comprehensive annual report on cybersecurity as well as quarterly updates to the Audit Committee, the Board and Internal Technology Steering Committee (“IT Steering Committee”), which is composed of members from our Executive Management team and key Information Technology (“IT”) personnel.

The foundation of our Cybersecurity Program is based on recognized best practices and standards for cybersecurity and information technology that include the Center of Internet Security (“CIS”) Controls Framework. The CIS Critical Security Controls Framework is a prioritized set of safeguards to mitigate the most prevalent cyber-attacks against systems and networks. They are mapped to and referenced by multiple legal, regulatory, and policy frameworks. This framework is employed to guide cybersecurity investments similar to third party audits and risk assessments. Our Cybersecurity Program employs a practical risk-based approach with a focus on addressing risk factors with the highest possible impact, high levels of likelihood, and least amount of existing compensating controls. Key risk factors, along with action plans and a status of identified matters are communicated to Executive Management, the Audit Committee and the Board as part of the CIO's quarterly updates. We have created and continually update, as required, a detailed cybersecurity incident response plan, which outlines the steps to be followed from incident detection to eradication, recovery and notification and which we will implement in the event of a cybersecurity incident, including the determination of materiality of cybersecurity incidents to ensure accurate and timely disclosures of those events in accordance with current regulatory requirements.

The Company engages a third party to perform an annual cybersecurity audit, which attests compliance with our Cybersecurity Program and industry best practices. The results of the third-party audit and internal vulnerability reviews are used by the CIO to guide investments in cybersecurity capabilities, solutions, and services to reduce the Company's exposure to cybersecurity risks. To aid managing, prioritizing and remediating any identified cybersecurity, software engineering, and IT infrastructure risks, the Company has implemented a risk register. The risk register is maintained by the Technology Audit & Compliance Department and the status of remediation efforts is communicated to management during the quarterly meetings of the IT Steering Committee. Any significant, control failure, weakness or cybersecurity incident is reported by the CIO to the Company's incident response team and prioritized for remediation in accordance with our cybersecurity incident response plan.

In addition to the third-party audit, we perform ongoing vulnerability reviews and conduct annual penetration testing of certain external and internal systems based on selected criteria as determined by Management in conjunction with external consultants. These tests are conducted by qualified external consultants and all findings are reported to the CIO and any deficiency is tracked until it has been fully remediated. A risk assessment is conducted regularly based on NIST and CIS frameworks to determine gaps in controls that exposes the Company to a risk level that requires mitigation efforts. The Company requires in depth security monitoring continuous and real-time, detection of, and responses to cybersecurity threats and has partnered with industry leading managed service providers to accomplish this objective. Our cybersecurity partners maintain continuous security operations centers, threat intelligence, response capabilities, and incident response services. These services are tested for effectiveness annually as part of the internal penetration testing process. As mentioned above, the Company has implemented an incident response plan and incident response team that meets at least annually to assess breach scenarios and improve our response capabilities. All findings from testing, vulnerability analysis, breach scenarios, and event detection are reported quarterly by the CIO to the IT Steering Committee and Audit Committee.

ITEM 2.    PROPERTIES
Our leased corporate offices are located in Miami, Florida. We lease three other facilities in the United States, located in Miami, Florida and New York, New York and three facilities internationally, located in Madrid, Spain, Milan, Italy and London, England. In addition, as of December 31, 2025, we lease 115 Company-operated stores throughout the United States and 3 Company-operated stores throughout Italy and Germany. Substantially all our facilities are leased. Our main international customer and shared service centers are located in Guatemala City, Guatemala, Aguascalientes, Mexico, and Puebla, Mexico where our employees answer operational questions from agents and customers, and provide back-office support to our operating entities in the United States and Europe. Our facilities are used for operational, sales and administrative purposes in support of our business, and are all currently being utilized as intended.

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

As of March 3, 2026, there were 41 holders of record of our common stock.

We have not declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our common stock. In addition, the terms of the Merger Agreement and our credit facility include restrictions on our ability to pay dividends to our common stockholders. Any payment of future dividends will be at the discretion of the Company’s Board of Directors and will depend upon, among other factors, the Company’s earnings, financial condition, current and anticipated capital and liquidity requirements, plans for expansion, level of indebtedness and contractual restrictions. The payment of future cash dividends, if any, would be made only from assets legally available.

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

The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend-reinvested basis, for (1) the Company’s common stock, (2) the NASDAQ US Benchmark TR Index and (3) our Peer Group, for the period from December 31, 2020 through December 31, 2025. The graph assumes the value of the investment in our common stock and each index was $100 on December 31, 2020 and that all dividends were reinvested. The graph plots the value of the initial $100 investment at quarterly intervals for the fiscal years shown. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. Historic stock price performance is not necessarily indicative of future stock price performance.

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

The following table provides information about repurchases of our common stock during the quarter ended December 31, 2025:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
October 1 through October 31	1,260	$14.86	—	$48,299,973
November 1 through November 30	123	$15.08	—	$48,299,973
December 1 through December 31	86	$15.36	—	$48,299,973
Total	1,469		—

(a)Represents shares withheld for income tax purposes in October 2025, November 2025 and December 2025, respectively, in connection with shares issued under compensation and benefit programs.
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

Overview
We are a global leading omnichannel money remittance services company focused primarily on the United States of America (“United States” or “U.S.”) to Latin America and the Caribbean (“LAC”) corridor, which includes Mexico, Central and South America and the Caribbean. We also provide remittance services to Africa and Asia from the United States and offer money transfer services from Canada to Latin America and Africa. We also provide remittance services from Spain, Italy and Germany to Africa, Asia and Latin America. We utilize our proprietary technology to deliver convenient, reliable and value-added services to consumers through a broad network of sending and paying agents. Our remittance services, which include a comprehensive suite of ancillary financial processing solutions and payment services, are available in all 50 states in the U.S., Washington D.C., Puerto Rico and 13 provinces in Canada, as well as in certain locations in Spain, Italy and Germany, where consumers can send money to beneficiaries in more than 60 countries in LAC, Europe, Africa and Asia. Our services are accessible in person through over 100,000 independent sending and paying agents and 118 Company-operated stores, as well as digitally through the Internet via our websites, co-branded websites with digital partners and mobile device applications. Additionally, our product and service portfolio include online payment options, pre-paid debit cards and direct deposit payroll cards, which may present different cost, demand, regulatory and risk profiles relative to our core money remittance business.

Money remittance services to LAC countries, mainly Mexico, Guatemala, El Salvador, Honduras and the Dominican Republic, are the primary source of our revenue. These services involve the movement of funds on behalf of an originating consumer for receipt by a designated beneficiary at a designated receiving location. Our remittances to LAC countries are primarily generated in the United States by consumers with roots in Latin American and Caribbean countries, many of whom do not have an existing relationship with a traditional full-service financial institution capable of providing the services we offer. We provide these consumers with flexibility and convenience to help them meet their financial needs. We believe many consumers who use our services may have access to traditional banking services, but prefer to use our services based on reliability, convenience and value. We generate money remittance revenue from fees paid by consumers (i.e., the senders of funds), which we share with our sending agents and digital partners in the originating country and our paying agents in the destination country. Remittances paid in local currencies that are not pegged to the U.S. dollar, Canadian dollar or Euro can also generate revenue if we are successful in our daily management of currency exchange spreads. We also generate revenue from our “Remittance-as-a-Service” (“RaaS”) relationships with digital partners where we receive a fee for facilitating money transfers processed through our proprietary software systems, using our money transmitter licenses and payer network relationships.
Our money remittance services enable consumers to send funds through our broad network of locations in the United States, Canada, Spain, Italy and Germany that are primarily operated by third-party businesses, as well as by Company-operated stores located in those jurisdictions. Transactions are processed and payment is collected by our sending agents and those funds become available for pickup by the beneficiary at the designated destination, usually within minutes, at any Intermex paying agents. We refer to our sending agents and our paying agents collectively as agents. In addition, our services are offered digitally through the Internet via our websites (intermexonline.com and online.i-transfer.es), co-branded websites with our digital partners and mobile device applications. For the year ended December 31, 2025, our agent network increased by approximately 5.4%. For the year ended December 31, 2025, principal amount sent decreased by approximately 2.2% to $23.8 billion, as compared to fiscal year 2024, and total remittances processed were approximately 53.9 million for the year ended December 31, 2025, representing a decrease of approximately 8.5%, as compared to fiscal year 2024 primarily related to decreased volume processed that we attribute to a contraction in the remittance market, particularly the Mexico corridor coupled with a change in consumer behavior remitting a lower number of money transfers but at a higher average principal sent per transaction. This overall decrease was partially offset by increased volume generated by our digital channels and European subsidiaries.

Index
Pending Merger with The Western Union Company
On August 10, 2025, the Company entered into the Merger Agreement by and among the Company, Western Union and Merger Sub, pursuant to which, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company and the Company will become an indirect wholly-owned subsidiary of Western Union. The Merger Agreement provides that each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger (subject to limited exceptions) will be cancelled and converted into the right to receive $16.00 per share in cash, without interest. Consummation of the Merger is subject to the satisfaction or waiver of certain remaining customary closing conditions, including: (i) the absence of any judgment by any governmental authority of competent jurisdiction or any applicable law that enjoins, restrains or otherwise makes illegal, prevents or prohibits consummation of the Merger (“Restraint”), (ii) the receipt of applicable consents, approvals or other clearances required to be obtained under the Merger Agreement, including with respect to the Company’s or its subsidiaries’ money transmitter licenses, and (iii) other customary closing conditions.

In addition, the consummation of the Merger was conditioned upon (i) the expiration or termination of the applicable waiting period under the HSR Act, which waiting period under expired on October 6, 2025, and (ii) approval of the stockholders of the Company, which approval was received at a special meeting of stockholders of the Company on December 9, 2025.

To date, money transmission regulators in 48 applicable U.S. states and territories have provided their approval of or non-objection to the Merger, and approval or non-objection is currently pending with the remaining 4 U.S. states and territories. Additionally, the parties have received approval from the United Kingdom Financial Conduct Authority and, therefore, the only approval from international money transmission regulators that remains pending is from the Bank of Spain. The Company cannot predict with certainty whether and when any of the remaining required closing conditions will be satisfied or if the Merger will close, but currently anticipates that the Merger will be consummated in the second quarter of 2026.

The Merger Agreement contains termination rights for the Company and Western Union, including a right for either party to terminate if the Merger is not consummated by May 11, 2026 (subject to certain automatic extensions to obtain certain regulatory approvals as set forth in the Merger Agreement). Upon termination of the Merger Agreement, (i) Western Union, upon termination of the Merger Agreement by the Company or Western Union due to a Restraint relating to any antitrust laws, or the failure to obtain necessary consents, approvals or clearances related to antitrust laws, will be required to pay the Company a termination fee equal to $27.3 million, and (ii) the Company, under specified circumstances, including termination of the Merger Agreement by (a) the Company to enter into a Company Acquisition Agreement that provides for a Superior Proposal (each, as defined in the Merger Agreement) prior to receipt of approval of the stockholders of the Company or (b) by Western Union as a result of an Adverse Recommendation Change (as defined in the Merger Agreement), will be required to pay Western Union a termination fee equal to $19.8 million.

Restructuring costs
During 2025, the Company executed a restructuring plan related to certain of its domestic and foreign operations. For the year ended December 31, 2025, the Company incurred approximately $0.7 million in expenses primarily for a reduction of workforce in certain locations. These restructuring costs are part of the Company's restructuring plan, for which the objectives are to reorganize the workforce, streamline operational processes, close certain facilities, and to develop efficiencies within the Company. These expenses primarily consisted of severance payments and related benefits, which are included in restructuring costs in the consolidated statement of income and comprehensive income.
The Company has paid out $0.4 million of the above charges during the year ended December 31, 2025 and has a liability of $0.3 million recorded in accrued and other liabilities in the consolidated balance sheet as of December 31, 2025.
As a result of implementing this strategy, the Company expects to reduce compensation expense and certain facilities related charges in an amount of approximately $2.5 million a year. The anticipated effect of this reduction in expenses will be primarily realized beginning in the second quarter of 2026. In addition, the Company does not expect that the execution of this strategy will result in any material reduction of revenues or increase of its ongoing operating expenses.

Key Factors and Trends Affecting our Business
Various trends and other factors have affected and may continue to affect our business, financial condition and operating results, including, but not limited to:

•factors relating to the contemplated pending acquisition of the Company by Western Union, including: (i) the completion of the pending transaction on anticipated terms and timing or at all, including obtaining stockholder and regulatory approvals and other conditions to the completion of the transaction; (ii) the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the Merger Agreement, which may require us to pay a termination fee or

Index
other expenses; (iii) potential significant transaction costs associated with the pending transaction (including litigation expenses and liabilities, if any), and the possibility that the pending transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events; (iv) continued availability of capital and other changes in capital markets; (v) potential litigation or regulatory actions relating to the pending transaction, which could delay or prevent consummation of the transaction; (vi) the risk that disruptions from the pending transaction, such as diverting management’s attention from our ongoing business operations and relationships, may harm our business, including current plans and operations; (vii) the effect of the announcement, pendency or completion of the pending transaction on our ability to retain and hire key personnel; (viii) our ability to maintain relationships with customers, suppliers, governments, regulators and others with whom we do business, or our operating results or business generally; and (ix) potential adverse business uncertainty resulting from restrictions imposed by the Merger Agreement during the pendency of the pending transaction that may impact our ability to pursue certain business opportunities or strategic transactions;

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

•political conditions in the United States and other markets in which we operate or plan to operate;

•international political factors, including ongoing conflicts in Ukraine and the Middle East and other geopolitical developments, political instability, tariffs, including the effects of tariffs on domestic markets and industrial activity and employment, border taxes or restrictions on remittances or transfers from the outbound countries in which we operate or plan to operate;

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

Index

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
.
We have encountered and continue to expect to encounter increasing competition as new electronic platforms emerge that enable consumers to send and receive money through a variety of channels. Regardless, we continue to innovate in the industry by differentiating our money remittance business through programs to foster loyalty among agents as well as consumers and have expanded our channels through which our services are accessed to include online and mobile offerings which are experiencing higher consumer adoption. During 2025, we invested in, and expect to continue investing during 2026 and thereafter to increase our penetration of, the digital market, to add digital customers, enhance our digital offerings and increase digital revenues, while maintaining and continuing to develop our retail service offerings. Although we believe that investment in our digital business should provide significant financial benefits in the mid to long term timeframes, these investments are likely, in the shorter term, to adversely affect our results of operation.

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

Current political, social, economic and market conditions in the United States, including recent economic, trade and immigration enforcement actions taken by the current administration in the U.S., as well as in foreign countries, including those that are destinations for money transfers or in which we currently operate, remain volatile. There is uncertainty as to the economic and financial impact of such conditions. Our business has generally been resilient during times of economic instability as money remittances are essential to many recipients, with the funds used by the receiving parties for their daily needs; however, continued enhanced immigration enforcement activities in the U.S. or long-term sustained appreciation of the Mexican peso or Guatemalan quetzal as compared to the U.S. dollar could negatively affect our revenues and profitability. Moreover, as noted above, we have experienced a reduction in revenues generated that we primarily attribute to changes in consumer behavior, which may reflect this increased volatility.

Trends in the cross-border money remittance business tend to correlate to immigration trends, global economic opportunity and related employment levels in certain industries such as construction, information technology, manufacturing, agriculture and hospitality, as well as other service industries. The three largest remittance corridors we serve are United States to Mexico, United States to Guatemala and Unites States to the Dominican Republic. According to the latest information available from the World Bank Remittance Matrix, the United States to Mexico remittance corridor was one of the largest in the world in 2025. In addition, changes to U.S. immigration, tariffs, trade, economic and other policies may have both positive and negative effects on our business, none of which can be predicted with any degree of certainty.

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

Index
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

Revenues
Transaction volume is the primary generator of revenue in our business. Revenue on transactions is derived primarily from transaction fees paid by consumers to transfer money. Revenues per transaction vary based upon send and receive locations and the amount sent. In certain transactions involving different send and receive currencies, we generate foreign exchange gains based on the difference between the set exchange rate charged by us to the sender and the rate available to us in the wholesale foreign exchange market. Also, we generate revenues from technology services provided to the independent network of agents that utilize the Company’s technology in processing transactions paid by credit or debit card, check cashing services and maintenance fees, for which revenue is derived by a fee per transaction. In addition, we generate revenue from our RaaS contracts with digital partners under which we receive fees for facilitating money transfers processed through our proprietary software systems, using our money transmitter licenses and payer network relationships.

Operating Expenses
Service Charges from Agents and Banks

Service charges primarily consist of sending and paying agent commissions and bank fees. Service charges vary based on agent commission percentages, payer fees and the amount of fees charged by the banks. Sending agents earn a commission on each transaction they process of approximately 50% of the transaction fee. Service charges also include transaction processing costs incurred in facilitating money transfers processed through our digital channels. Service charges may increase if banks, processors and payer organizations increase their fee structure or sending agents use higher fee methods to remit funds to us. Service charges also vary based on the method the consumer selects to send the transfer and the payer organization that facilitates the transaction.

Salaries and Benefits

Salaries and benefits include cash and share-based compensation associated with our corporate employees and sales team as well as employees at our Company-operated stores. Corporate employees include management, customer service, compliance, information technology, operations, finance, legal and human resources. Our sales team, located throughout the United States, Canada, Spain and Italy, is focused on supporting and growing our sending agent network. Share-based compensation is primarily recognized as an expense on a straight-line basis over the requisite service period; unrecognized compensation expense related to restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) of approximately $14.9 million is expected to be recognized over a weighted-average period of 1.7 years.

Other Selling, General and Administrative

General and administrative expenses primarily consist of fixed overhead expenses associated with our operations, including our Company-operated stores, such as information technology, telecommunications, rent, insurance, professional services, non-income or indirect taxes, facilities maintenance, public-company reporting requirements, regulatory compliance requirements and other similar types of operating expenses. Selling expenses include expenses such as advertising and promotion, digital marketing, shipping, supplies and other expenses associated with serving and increasing our customer base, digital channel offerings and network of agents.

Provision for Credit Losses

Index
Provision for credit losses represent the charges to adjust the allowance for estimated losses resulting from the inability of sending agents or digital partners to make the required payments.
Restructuring Costs
We incurred costs associated with restructuring plans related to our domestic and foreign operations. These costs included all internal and external costs directly related with the restructuring and consist primarily of severance payments, write-off of assets and certain legal and professional fees.
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

Goodwill impairment

Goodwill impairment represents the difference between the carrying amount of our reporting unit and its fair value as a result of our annual goodwill impairment assessment or any goodwill that was written off during the period.

Non-Operating Income
Gain contingency
Gain contingency represents a settlement received by the Company related to a legal matter closed in the fourth quarter of 2025.
Non-Operating Expenses
Interest Expense
Interest expense consists primarily of interest associated with our debt, which consists of a revolving credit facility. The effective interest rate for the year ended December 31, 2025 for the revolving credit facility was 2.78%.

Income tax provision
Our income tax provision includes the expected benefit of all deferred tax assets, including our net operating loss carryforwards. With few exceptions, our net operating loss carryforwards will expire from 2029 through 2045. After consideration of all evidence, both positive and negative, management has determined that no valuation allowance is required at December 31, 2025 on the Company’s U.S. federal or state deferred tax assets; however, a valuation allowance has been recorded as of December 31, 2025 on deferred tax assets associated with foreign net operating loss carryforwards. Our income tax provision reflects the effects of state taxes, non-deductible expenses, share-based compensation expense, and foreign tax rates applicable to the Company’s foreign subsidiaries that are higher or lower than the U.S. statutory rate.

Net Income
Net income is determined by subtracting operating and non-operating expenses from revenues and non-operating income.

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

Segments
Our business is organized around one reportable segment that provides money transmittal services primarily between the United States, Canada and certain countries in Europe to Mexico, Guatemala and other countries in Latin America, Africa and Asia through a network of authorized agents located in various unaffiliated retail establishments and 118 Company-operated stores throughout the United States, Canada, Spain, Italy and Germany, as well as digitally through the Internet via our websites, co-branded websites with digital partners and mobile device applications. This is based on the objectives of the business and how our chief operating decision maker, the CEO and President, monitors operating performance and allocates resources.

Results of Operations
A discussion of changes in our results of operations and cash flows from fiscal year 2024 to fiscal year 2023 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 27, 2025, which is available free of charge on the SEC’s website at www.sec.gov and at www.intermexonline.com, by clicking “Investors” located at the bottom of the page. The content of any website referred to in this document is not incorporated by reference into this document.

The following table summarizes key components of our results of operations for the periods indicated:

Index

	Year Ended December 31,
(in thousands, except for share data)	2025	2024	2023
Revenues:
Wire transfer and money order fees, net	$502,155	$554,801	$561,540
Foreign exchange gain, net	87,160	88,944	87,908
Other income	18,461	14,904	9,287
Total revenues	607,776	658,649	658,735

Operating expenses:
Service charges from agents and banks	388,866	428,968	430,865
Salaries and benefits	75,036	68,247	70,203
Other selling, general and administrative expenses	50,732	41,483	42,655
Provision for credit losses	7,916	6,411	4,997
Restructuring costs	742	3,060	1,214
Transaction costs	10,464	1,819	445
Goodwill impairment	1,209	—	—
Depreciation and amortization	17,161	13,645	12,866
Total operating expenses	552,126	563,633	563,245

Operating income	55,650	95,016	95,490

Gain contingency	3,286	—	—

Interest expense	11,836	11,745	10,426

Income before income taxes	47,100	83,271	85,064

Income tax provision	14,429	24,450	25,549

Net income	$32,671	$58,821	$59,515

Earnings per common share:
Basic	$1.09	$1.81	$1.67
Diluted	$1.08	$1.79	$1.63

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
Revenues
Revenues for the above periods are presented below:

	Year Ended December 31,
($ in thousands)	2025	% of Revenues	2024	% of Revenues
Revenues:
Wire transfer and money order fees, net	$502,155	83%	$554,801	84%
Foreign exchange gain, net	87,160	14%	88,944	14%
Other income	18,461	3%	14,904	2%
Total revenues	$607,776	100%	$658,649	100%

Index
Wire transfer and money order fees, net of $502.2 million, for the year ended December 31, 2025 decreased by $52.6 million, or 9.5%, from $554.8 million for the year ended December 31, 2024. The decrease was primarily due to a lower transaction volume processed through our retail network of sending agents and Company-operated stores in the year ended December 31, 2025 compared to the year ended December 31, 2024 as a result of a contraction in the market, particularly the Mexico corridor coupled with a change in consumer behavior of sending a lower number of money transfers at a higher average principal sent per transaction. As noted in the overview section above, for the year ended December 31, 2025, principal amount sent decreased by approximately 2.2% to $23.8 billion whereas the number of transactions decreased by approximately 8.5% to 53.9 million, as compared to the same period in 2024. Therefore, the lower number of wire transfers sent resulted in lower fees paid by consumers.

Revenues from foreign exchange gain, net of $87.2 million for the year ended December 31, 2025, decreased by $1.7 million, or 1.9%, from $88.9 million for the year ended December 31, 2024. This decrease was primarily due to the decrease in transaction volume described above, partially offset by an increase in the average principal sent per transaction.

Other income of $18.5 million for the year ended December 31, 2025 increased by $3.6 million or 24.2% from $14.9 million for the year ended December 31, 2024, primarily due to the effect of higher fees related to increased activity of our RaaS relationships, as well as higher revenues primarily as a result of higher fees related to our payroll card program and an increase of the base fees charged on money transfers and money orders deemed abandoned property.

Operating Expenses
Operating expenses for the above periods are presented below:

	Year Ended December 31,
($ in thousands)	2025	% of Revenues	2024	% of Revenues
Operating expenses:
Service charges from agents and banks	$388,866	64%	$428,968	65%
Salaries and benefits	75,036	12%	68,247	10%
Other selling, general and administrative expenses	50,732	8%	41,483	6%
Provision for credit losses	7,916	1%	6,411	1%
Restructuring costs	742	NM	3,060	NM
Transaction costs	10,464	2%	1,819	NM
Goodwill impairment	1,209	NM	—	—%
Depreciation and amortization	17,161	3%	13,645	2%
Total operating expenses	$552,126	91%	$563,633	86%

NM - Amounts rounds to less than 1%.

Service charges from agents and banks — Service charges from agents and banks were $388.9 million for the year ended December 31, 2025 compared to $429.0 million for the year ended December 31, 2024. The decrease of $40.1 million, or 9.3%, was primarily due to the decrease in transaction volume described above, as well as lower payer fees as a result of better pricing negotiated with our paying agents.

Salaries and benefits — Salaries and benefits were $75.0 million for the year ended December 31, 2025, an increase of $6.8 million, or 10.0%, from $68.2 million for the year ended December 31, 2024. The increase is primarily due to the Company's investment in talent acquisition and improved compensation for our sales force and other departments supporting our digital channel services expansion, higher share-based compensation as a result of stock award acceleration as well as severance payments made in the normal course of business.

Other selling, general and administrative expenses — Other selling, general and administrative expenses of $50.7 million for the year ended December 31, 2025 increased by $9.2 million, or 22.2%, from $41.5 million for the year ended December 31, 2024.

The increase was primarily the result of:

•$5.2 million - increase in advertising and marketing related expenses primarily as a result of campaigns to promote our digital channel services;
•$1.6 million - higher IT related expenses incurred to sustain our business expansion and to improve our technology environment;
and
•$0.6 million - related to a gain on a legal contingency settlement that was recorded in the second quarter of 2024.

Index
This increase was partially offset by:

•$0.6 million - related to recovery of value added tax receivable by our foreign subsidiaries.

Provision for credit losses — Provision for credit losses of $7.9 million for the year ended December 31, 2025 increased by $1.5 million, or 23.4%, from $6.4 million for the year ended December 31, 2024. The increase is primarily due to a higher average balance outstanding of receivable balances from sending agents during the year ended December 31, 2025, an increase in chargebacks of uncollected online money transfer transactions, and an increase in write-offs of agent receivable balances primarily as a result of sending agents that were not able to pay in accordance with the original terms of their agreements with us and are, accordingly, subject to our normal collection procedures.

Restructuring costs — Restructuring costs of $0.7 million for the year ended December 31, 2025 decreased by $2.4 million, or 77.4%, from $3.1 million for the year ended December 31, 2024. Restructuring costs consist primarily of severance costs related to the restructuring of La Nacional and our foreign operations, which were primarily incurred during 2024.

Transaction Costs — Transaction Costs of $10.5 million and $1.8 million for the years ended December 31, 2025 and 2024, respectively, consist primarily of financial advisory fees as well as other professional fees and legal fees incurred in connection with the Company's evaluation of strategic alternatives, including the pending Merger with Western Union and business acquisition transactions.

Goodwill impairment — Goodwill impairment charges of $1.2 million for the year ended December 31, 2025 relate to a subsidiary in the United Kingdom, which ceased operating as a money transmitter and is in the process of being liquidated. As a result, goodwill associated with this investment was deemed fully impaired.

Depreciation and amortization — Depreciation and amortization of $17.2 million for the year ended December 31, 2025 increased by $3.6 million from $13.6 million, or 26.5%, for the year ended December 31, 2024. The increase is primarily the result of higher depreciation associated with additional software developed and placed into production and computer equipment acquired to support our proprietary software enhancements and increasing sending agent network, as well as amortization related to the Amigo Paisano brands acquired in December 2024.

Non-Operating Income
Gain contingency — Gain Contingency for the year ended December 31, 2025 includes a $3.3 million net settlement related to a legal matter that closed in the fourth quarter of 2025.

Non-Operating Expenses
Interest expense — Interest expense was $11.8 million for the year ended December 31, 2025, a slight increase of $0.1 million, or 0.9%, from $11.7 million for the year ended December 31, 2024. The increase was primarily due to higher usage of our revolving credit facility, offset by lower market interest rates paid during 2025.

Income tax provision — Income tax provision was $14.4 million for the year ended December 31, 2025, a decrease of $10.1 million, or 41.2%, from an income tax provision of $24.5 million for the year ended December 31, 2024. The decrease in income tax provision was mainly attributable to a decrease in income before taxes primarily due to the factors discussed above.

Net Income
We reported net income of $32.7 million for the year ended December 31, 2025 compared to net income of $58.8 million for the year ended December 31, 2024, which resulted in a decrease of $26.1 million due to the same factors discussed above.

Earnings Per Share
Earnings per Share - Basic for the year ended December 31, 2025 was $1.09, representing a decrease of $0.72, or 39.8%, compared to $1.81 for the year ended December 31, 2024.

Earnings per Share - Diluted for the year ended December 31, 2025 was $1.08, representing a decrease of $0.71, or 39.7%, compared to $1.79 for the year ended December 31, 2024.

The decrease in both basic and diluted EPS largely reflects the decrease in net income discussed above, offset by a reduced share count as a result of the stock repurchases executed during 2024 and the first six months of 2025.

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

Adjusted Net Income for the year ended December 31, 2025 was $50.0 million, representing a decrease of $20.4 million, or 29.0%, from Adjusted Net Income of $70.4 million for the year ended December 31, 2024. The decrease in Adjusted Net Income was primarily due to the decrease in net income discussed above offset by the higher net effect of the adjusting items detailed in the table below.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted Net Income:

Index

	Year Ended December 31,
(in thousands, except for share data)	2025	2024

Net Income	$32,671	$58,821

Adjusted for:
Share-based compensation (a)	9,276	7,043
Restructuring costs (b)	742	3,060
Transaction costs (c)	10,464	1,819
Contingency settlements (d)	(3,286)	(570)
Goodwill impairment (e)	1,209	—
Other charges and expenses (f)	2,398	1,239
Amortization of intangibles (g)	4,253	3,820
Income tax benefit related to adjustments (h)	(7,686)	(4,820)
Adjusted Net Income	$50,041	$70,412

Adjusted Earnings per share
Basic	$1.67	$2.17
Diluted	$1.66	$2.14

Weighted-average common shares outstanding
Basic	29,938,268	32,430,755
Diluted	30,181,194	32,850,497

(a)Represents share-based compensation relating to equity awards granted primarily to employees and independent directors of the Company.
(b)Represents primarily severance, write-off of assets and, legal and professional fees related to the execution of restructuring plans.
(c)Represents primarily financial advisory, professional and legal fees related to strategic alternatives, including the pending Merger with Western Union and business acquisition transactions.
(d)Represents gain contingencies related to legal settlements.
(e)Represents a goodwill impairment charge related to an investment in a foreign subsidiary.
(f)Represents primarily loss on disposal of fixed assets.
(g)Represents the amortization of intangible assets that resulted from business and asset acquisition transactions.
(h)Represents the current and deferred tax impact of the taxable adjustments to Net Income using the Company’s blended federal and state tax rate for each period. Relevant tax-deductible adjustments include all adjustments to Net Income.
Adjusted Earnings per Share - Basic (previously defined and used as described above) for the year ended December 31, 2025 was $1.67, representing a decrease of $0.50, or 23.0%, compared to $2.17 for the year ended December 31, 2024. The decrease in Adjusted Earnings per Share - Basic was primarily due to the decrease in Net Income, partially offset by the effect of a lower weighted average common shares total for the period due to stock repurchases as well as the higher net effect of the adjusting items detailed in the table above.

Adjusted Earnings per Share - Diluted (previously defined and used as described above) for the year ended December 31, 2025 was $1.66, representing a decrease of $0.48, or 22.4%, compared to $2.14 for the year ended December 31, 2024. The decrease in Adjusted Earnings per Share - Diluted was primarily due to the decrease in Net Income, partially offset by the effect of a lower weighted average common shares total for the year due to stock repurchases as well as the higher net effect of the adjusting items detailed in the table above.

Index

The following table presents the reconciliation of GAAP Earnings per Share, our closest GAAP measure, to Adjusted Earnings per Share:

	Year Ended December 31,
	2025		2024
	Basic	Diluted	Basic	Diluted
GAAP Earnings per Share	$1.09	$1.08	$1.81	$1.79
Adjusted for:
Share-based compensation	$0.31	$0.31	$0.22	$0.21
Restructuring costs	$0.02	$0.02	$0.09	$0.09
Transaction costs	$0.35	$0.35	$0.06	$0.06
Contingency settlements	$(0.11)	$(0.11)	$(0.02)	$(0.02)
Goodwill impairment	$0.04	$0.04	$—	$—
Other charges and expenses	$0.08	$0.08	$0.04	$0.04
Amortization of intangibles	$0.14	$0.14	$0.12	$0.12
Income tax benefit related to adjustments	$(0.26)	$(0.25)	$(0.15)	$(0.15)
Adjusted Earnings per Share	$1.67	$1.66	$2.17	$2.14

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
Adjusted EBITDA for the year ended December 31, 2025 was $96.9 million, representing a decrease of $24.4 million, or 20.1%, from $121.3 million for the year ended December 31, 2024. The decrease in Adjusted EBITDA was primarily due to the decrease in Net Income as discussed above, offset by the higher net effect of the adjusting items detailed in the table below.
The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted EBITDA:

Index

	Year Ended December 31,
(in thousands)	2025	2024

Net Income	$32,671	$58,821

Adjusted for:
Interest expense	11,836	11,745
Income tax provision	14,429	24,450
Depreciation and amortization	17,161	13,645
EBITDA	76,097	108,661
Share-based compensation (a)	9,276	7,043
Restructuring costs (b)	742	3,060
Transaction costs (c)	10,464	1,819
Contingency settlements (d)	(3,286)	(570)
Goodwill impairment (e)	1,209	—
Other charges and expenses (f)	2,398	1,239
Adjusted EBITDA	$96,900	$121,252
(a)Represents share-based compensation relating to equity awards granted primarily to employees and independent directors of the Company.
(b)Represents primarily severance, write-off of assets, and legal and professional fees related to the execution of restructuring plans.
(c)Represents primarily financial advisory, professional and legal fees related to strategic alternatives, including the pending Merger with Western Union and business acquisition transactions.
(d)Represents gain contingencies related to legal settlements.
(e)Represents a goodwill impairment charge related to an investment in a foreign subsidiary.
(f)Represents primarily loss on disposal of fixed assets.

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

Our principal sources of liquidity are our cash generated by operating activities supplemented with borrowings under our revolving credit facility. Our primary cash needs are for day-to-day operations, to pay interest and principal on our indebtedness, to fund working capital requirements, to make capital expenditures and repurchases of our common stock. However, the Company has suspended activity under the Repurchase Program and does not intend to make further repurchases under it during the pendency of the Merger Agreement.

We have funded and still expect to continue funding our liquidity requirements through internally generated funds, supplemented in the ordinary course, with borrowings under our revolving credit facility. We maintain a strong cash and cash equivalents balance position and have access to committed funding sources, which we have used only on an ordinary course basis during the year ended December 31, 2025. Therefore, we believe that our current cash and cash equivalents position, as well as projected cash flows generated from operations, together with borrowings under our revolving credit facility are sufficient to fund the principal and interest payments on our debt, lease expenses, our working capital needs, our business acquisitions and our expected capital expenditures in the short and long terms.

Credit Agreement

The Company and certain of its subsidiaries are party to a Second Amended and Restated Credit Agreement (the “Second A&R Credit Agreement”) with a group of banking institutions, which amended and restated in its entirety the A&R Credit Agreement. The Second A&R Credit Agreement provides for a new $425.0 million, multi-currency, revolving credit facility and an uncommitted incremental facility, which may be utilized for additional term and revolving loans of up to $100.0 million. The Second A&R Credit Agreement also provides for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The maturity date of the Second A&R Credit Agreement is August 29, 2029. A portion of the initial borrowings under the new revolving credit facility were used to repay in full the remaining outstanding balance of the Company’s term loan under the A&R Credit Agreement and to pay the costs

Index
associated with establishing the new revolving credit facility. Borrowings under the Second A&R Credit Agreement are available for general corporate purposes to support the Company’s growth and working capital requirements.

As of December 31, 2025 there were $194.8 million of outstanding amounts drawn on the revolving credit facility. There were $330.2 million of additional borrowings available under this facility as of December 31, 2025.

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

The effective interest rate for the year ended December 31, 2025 for the revolving credit facility was 2.78%.

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

Under the Second A&R Credit Agreement, the Company is required to maintain a quarterly minimum interest coverage ratio of 3.00:1.00 and a quarterly maximum consolidated leverage ratio of 3.50 with a step-up to 3.75 in the quarter during which the Company completes a material acquisition, in each case, as computed in accordance with the terms of the Second A&R Credit Agreement. As of December 31, 2025, we were in compliance with these covenants.

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

Index
The Company accounts for purchases of treasury stock under the cost method. Any direct costs incurred to acquire treasury stock are considered stock issue costs and added to the cost of the treasury stock. During the year ended December 31, 2025, including the shares purchased in the privately-negotiated transaction described below, the Company purchased 1,348,214 shares for an aggregate purchase price of $16.3 million. During the year ended December 31, 2024, the Company purchased 3,765,320 shares for an aggregate purchase price of $75.1 million. As of December 31, 2025, there was $48.3 million remaining available for future share repurchases under the Repurchase Program.

Effective in June 2025, the Company suspended activity under the Repurchase Program and does not intend to make further repurchases under it during the pendency of the Merger Agreement.

Privately-Negotiated Share Repurchase Transactions

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

Operating Leases

We are party to operating leases for office space, warehouses and Company-operated store locations, which we use as part of our day-to-day operations. Operating lease expenses were $7.0 million for the year ended December 31, 2025. We have not entered into finance lease commitments. For additional information on operating lease obligations, refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 8, “Leases”.

Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Statement of Cash Flows Data:
Net cash provided by operating activities	$36,887	$53,085	$143,525
Net cash used in investing activities	(22,066)	(43,946)	(18,280)
Net cash provided by (used in) financing activities	20,795	(114,204)	(37,120)
Effect of exchange rate changes on cash and cash equivalents	2,563	(3,635)	1,585
Net increase (decrease) in cash and cash equivalents	38,179	(108,700)	89,710
Cash and cash equivalents, beginning of the year	$130,503	$239,203	$149,493
Cash and cash equivalents, end of the year	$168,682	$130,503	$239,203
Operating Activities
Net cash provided by operating activities was $36.9 million for the year ended December 31, 2025, a decrease of $16.2 million from net cash provided by operating activities of $53.1 million for the year ended December 31, 2024. The decrease is primarily a result of the decrease in net income for the year ended December 31, 2025.
Investing Activities
Net cash used in investing activities was $22.1 million for the year ended December 31, 2025, a decrease of $21.8 million from $43.9 million for the year ended December 31, 2024. This decrease in cash used was primarily due to the acquisitions of the Amigo Paisano brands and a money remittance Company in the United Kingdom through cash transactions, which resulted in $13.2 million of cash used, net of cash acquired in 2024. In addition, the decrease in cash used was driven by the capitalization of leasehold improvements, furniture and equipment related to the Company's move to the new U.S. headquarters in February 2024 of approximately $10.0 million.
Financing Activities

Index
Net cash provided by financing activities was $20.8 million for the year ended December 31, 2025, which primarily consisted of $38.2 million of net borrowings under the revolving credit facility, $16.3 million used for repurchases of common stock, and $1.1 million of payments for stock-based awards for shares withheld for tax payments in connection with share-based compensation arrangements.
Net cash used in financing activities was $114.2 million for the year ended December 31, 2024, which primarily consisted of $42.6 million of net borrowings under the revolving credit facility, $75.5 million in scheduled quarterly pay-downs for the first half of the year and final payoff of the term loan facility, $75.1 million used for repurchases of common stock, $3.1 million in debt origination costs related to the Second A&R Credit Agreement and $2.5 million of payments for stock-based awards for shares withheld for tax payments in connection with share-based compensation arrangements.

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

Allowance for Credit Losses
Accounts receivable and agent advances receivable are recorded at amortized cost, reflecting the amount outstanding, net of an allowance for credit losses. Accounts receivable are recorded upon initiation of the wire transfer and are typically due to the Company within five days. The Company maintains an allowance for credit losses for estimated losses resulting from the inability of its sending agents or digital partners to make required payments.

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

Goodwill and Intangible Assets
Goodwill and intangible assets result primarily from business and asset acquisition transactions. Intangible assets include agent relationships, trade names, developed technology and other intangibles, all with finite lives. Other intangibles relate to the acquisition of certain agent locations and non-competition agreements. Upon the acquisition, the purchase price is first allocated to identifiable assets and liabilities, including trade name and other intangibles, with any remaining purchase price recorded as goodwill.

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

Index
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
We manage foreign currency risk through the structure of the business and an active risk management process. One of the methods to settle with our payers in Latin America is entering into foreign exchange tom and spot transactions with local and foreign currency providers (“counterparties”). The foreign currency exposure on our foreign exchange tom and spot transactions is limited by the fact that all transactions are settled within two business days from trade date. Foreign currency fluctuations, however, may negatively affect our average exchange gain per transaction. The Company had open tom and spot foreign exchange contracts for Mexican pesos and Guatemalan quetzales amounting to approximately $4.7 million and $12.7 million at December 31, 2025 and 2024, respectively.

In addition, included in wire transfers and money orders payable, net in our consolidated balance sheets as of December 31, 2025 and 2024, there are $20.2 million and $23.0 million, respectively, of wire transfers payable denominated in foreign currencies, primarily in Mexican pesos and Guatemalan quetzales.

Also, included in prepaid wires, net in our consolidated balance sheets as of December 31, 2025 and 2024, there are $33.2 million and $29.8 million, respectively, of prepaid wires denominated in foreign currencies, primarily in Mexican pesos and Guatemalan quetzales.

We are also exposed to changes in currency rates as a result of our investments in foreign operations and revenues generated in currencies other than the U.S. dollar. Revenues and profits generated by international operations will increase or decrease because of changes in foreign currency exchange rates. This foreign currency risk is related primarily to our operations in our foreign subsidiaries. Revenues from our foreign subsidiaries represents approximately 3% of our consolidated revenues for the year ended December 31, 2025. Therefore, a 10% increase or decrease in these currency rates against the U.S. Dollar would result in a de minimis change to our overall operating results.

The spot and average exchange rates for the currencies used by our subsidiaries to U.S. dollar are as follows:

Index

	2025		2024		2023
	Spot(1)	Average(2)	Spot(1)	Average(2)	Spot(1)	Average(2)
U.S. dollar/Mexico peso	17.99	19.20	20.75	18.30	16.89	17.72
U.S. dollar/Guatemala quetzal	7.65	7.67	7.68	7.74	7.81	7.82
U.S. dollar/Canadian dollar	1.37	1.40	1.44	1.37	1.32	1.35
U.S. dollar/Dominican peso	62.98	61.69	61.10	59.43	58.04	55.76
U.S. dollar/Euro	0.85	0.88	0.96	0.92	0.91	0.92
U.S. dollar/British Pound Sterling(3)	0.74	0.76	0.80	0.77	—	—

(1)Spot exchange rates are as of December 31, 2025, 2024 and 2023.
(2)Average exchange rates are for the years ended December 31, 2025, 2024 and 2023.
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

During the year ended December 31, 2025, the Federal Reserve lowered the fed funds rate from 4.50% to 3.75%. As a consequence, other benchmark interest rates such as SOFR decreased during the the year as well. The Company expects that the Federal Reserve will continue to monitor inflation and other economic indicators to assess if additional interest rate decreases in 2026 are warranted. As of December 31, 2025, we had $194.8 million in outstanding borrowings under the revolving credit facility. A hypothetical 1% increase or decrease in the interest rate on our indebtedness as of December 31, 2025 would have increased or decreased cash interest expense on our revolving credit facility by approximately $1.9 million per annum, respectively.

Credit Risk
We maintain certain cash balances in various U.S. banks, which at times, may exceed federally insured limits. We have not incurred any losses on these accounts. In addition, we maintain cash in various bank accounts in Mexico, Guatemala, Canada, the Dominican Republic, Spain, the United Kingdom, Germany and Italy and short-term investment accounts in Mexico, which may not be fully insured. During the year ended December 31, 2025, we did not incur any losses on these uninsured accounts. To manage our exposure to credit risk with respect to cash balances and other credit risk exposure resulting from our relationships with banks and financial institutions, we regularly review cash concentrations, and we attempt to diversify our cash balances among global financial institutions.

We are also exposed to credit risk primarily related to receivable balances from sending agents and digital partners. We perform a credit review before each agent signing and conduct ongoing analyses of sending agents and certain other parties we transact with directly. As of December 31, 2025, we also had $5.0 million outstanding of agent advances receivable from sending agents. Most of the agent advances receivable are collateralized by personal guarantees from the sending agents and by assets from their businesses.

Our provision for credit losses was approximately $7.9 million for the year ended December 31, 2025 (1.3% of total revenues), $6.4 million for the year ended December 31, 2024 (1.0% of total revenues) and $5.0 million for the year ended December 31, 2023 (0.8% of total revenues). The increase in our provision for credit losses in the year ended December 31, 2025 is primarily due to higher outstanding balances of accounts receivable primarily related to higher principal amount sent processed by our sending agents, an increase in chargebacks of uncollected online money transfer transactions, and an increase in write-offs of agent receivable balances primarily as a result of sending agents that were not able to pay in accordance with the original terms of their agreements with us and are, accordingly, subject to our normal collection procedures.

Index
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INTERNATIONAL MONEY EXPRESS, INC.

Index
Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
International Money Express, Inc.
Miami, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of International Money Express, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2026 expressed an unqualified opinion thereon.

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

We identified the evaluation of the sufficiency of audit evidence over revenue from wire transfer fees and net foreign exchange gain obtained from the Company’s information technology (IT) systems to be a critical audit matter. The processing and recording of revenue from wire transfer fees and net foreign exchange gain is highly automated and relies on multiple internally developed systems and databases. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address this matter.

The primary procedures we performed to address this critical audit matter included:

~~•~~Identifying the relevant systems used to calculate, transmit and record revenue from wire transfer fees and net foreign exchange gain.
~~•~~Testing the IT general controls over the relevant systems, including testing user access controls, change management controls, and IT operations controls.
~~•~~Testing the relevant automated application controls, including system interfaces.
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

Miami, Florida
March 6, 2026

INTERNATIONAL MONEY EXPRESS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$168,682	$130,503
Accounts receivable, net of allowance of $5,530 and $3,546, respectively	105,369	107,077
Prepaid wires, net	59,497	49,205
Prepaid expenses and other current assets	19,611	10,998
Total current assets	353,159	297,783

Property and equipment, net	57,149	50,354
Goodwill	53,986	55,195
Intangible assets, net	25,404	26,847
Other assets	27,993	32,198
Total assets	$517,691	$462,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,317	$19,520
Wire transfers and money orders payable, net	87,540	85,044
Accrued and other liabilities	38,100	47,434
Total current liabilities	140,957	151,998
Long-term liabilities:
Debt, net	194,825	156,623
Lease liabilities, net	15,483	18,582
Deferred tax liability, net	5,372	250
Total long-term liabilities	215,680	175,455

Commitments and contingencies, see Note 19

Stockholders’ equity:
Preferred stock $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock $0.0001 par value; 200,000,000 shares authorized, 40,682,683 and 40,164,056 shares issued and 29,719,115 and 30,548,702 shares outstanding as of December 31, 2025 and 2024, respectively	4	4
Additional paid-in capital	87,835	79,592
Retained earnings	290,141	257,470
Accumulated other comprehensive income (loss)	104	(1,446)
Treasury stock, at cost; 10,963,568 and 9,615,354 shares as of December 31, 2025 and 2024, respectively	(217,030)	(200,696)
Total stockholders’ equity	161,054	134,924
Total liabilities and stockholders’ equity	$517,691	$462,377

The accompanying notes are an integral part of these consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(in thousands, except for share data)

	Year Ended December 31,
	2025	2024	2023

Revenues:
Wire transfer and money order fees, net	$502,155	$554,801	$561,540
Foreign exchange gain, net	87,160	88,944	87,908
Other income	18,461	14,904	9,287
Total revenues	607,776	658,649	658,735

Operating expenses:
Service charges from agents and banks	388,866	428,968	430,865
Salaries and benefits	75,036	68,247	70,203
Other selling, general and administrative expenses	50,732	41,483	42,655
Provision for credit losses	7,916	6,411	4,997
Restructuring costs	742	3,060	1,214
Transaction costs	10,464	1,819	445
Goodwill impairment	1,209	—	—
Depreciation and amortization	17,161	13,645	12,866
Total operating expenses	552,126	563,633	563,245

Operating income	55,650	95,016	95,490

Gain contingency	3,286	—	—

Interest expense	11,836	11,745	10,426

Income before income taxes	47,100	83,271	85,064

Income tax provision	14,429	24,450	25,549

Net income	32,671	58,821	59,515

Other comprehensive income (loss)	1,550	(1,708)	404

Comprehensive income	$34,221	$57,113	$59,919

Earnings per common share:
Basic	$1.09	$1.81	$1.67
Diluted	$1.08	$1.79	$1.63

Weighted-average common shares outstanding:
Basic	29,938,268	32,430,755	35,604,582
Diluted	30,181,194	32,850,497	36,429,714

The accompanying notes are an integral part of these consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except for share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance, December 31, 2022	39,453,236	$4	(2,822,266)	$(59,300)	$70,210	$139,134	$(142)	$149,906
Net income	—	—	—	—	—	59,515	—	59,515
Issuance of common stock:
Exercise of stock options, net of shares withheld for taxes	111,125	—	—	—	1,298	—	—	1,298
Other stock awards, net of shares withheld for taxes	105,293	—	—	—	(3,933)	—	—	(3,933)
Fully vested shares	3,617	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	8,111	—	—	8,111
Adjustment from foreign currency translation, net	—	—	—	—	—	—	404	404
Acquisition of treasury stock, at cost	—	—	(3,027,768)	(66,264)	—	—	—	(66,264)
Balance, December 31, 2023	39,673,271	$4	(5,850,034)	$(125,564)	$75,686	$198,649	$262	$149,037
Net income	—	—	—	—	—	58,821	—	58,821
Issuance of common stock:
Exercise of stock options, net of shares withheld for taxes	165,154	—	—	—	(669)	—	—	(669)
Other stock awards, net of shares withheld for taxes	323,828	—	—	—	(2,468)	—	—	(2,468)
Fully vested shares	1,803	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	7,043	—	—	7,043
Adjustment from foreign currency translation, net	—	—	—	—	—	—	(1,708)	(1,708)
Acquisition of treasury stock, at cost	—	—	(3,765,320)	(75,132)	—	—	—	(75,132)
Balance, December 31, 2024	40,164,056	$4	(9,615,354)	$(200,696)	$79,592	$257,470	$(1,446)	$134,924
Net income	—	—	—	—	—	32,671	—	32,671
Issuance of common stock:
Exercise of stock options, net of shares withheld for taxes	5,000	—	—	—	46	—	—	46
Other stock awards, net of shares withheld for taxes	513,627	—	—	—	(1,079)	—	—	(1,079)
Share-based compensation	—	—	—	—	9,276	—	—	9,276
Adjustment from foreign currency translation, net	—	—	—	—	—	—	1,550	1,550
Acquisition of treasury stock, at cost	—	—	(1,348,214)	(16,334)	—	—	—	(16,334)
Balance, December 31, 2025	40,682,683	$4	(10,963,568)	$(217,030)	$87,835	$290,141	$104	$161,054

The accompanying notes are an integral part of these consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$32,671	$58,821	$59,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,161	13,645	12,866
Share-based compensation	9,276	7,043	8,111
Provision for credit losses	7,916	6,411	4,997
Fair value of contingent consideration	—	—	(763)
Debt origination costs amortization	1,024	1,416	1,130
Deferred income tax provision (benefit), net	5,199	(448)	(2,623)
Gain contingency	3,286	—	—
Goodwill impairment	1,209	—	—
Non-cash lease expense	7,019	7,028	7,848
Loss on disposal of property and equipment	1,464	1,592	1,785
Total adjustments	53,554	36,687	33,351
Changes in operating assets and liabilities:
Accounts receivable	(7,053)	41,598	(29,243)
Prepaid wires, net	(7,405)	(24,457)	68,366
Prepaid expenses and other assets	(9,187)	5,693	(6,852)
Lease liabilities	(7,902)	(5,852)	(6,235)
Wire transfers and money orders payable, net	36	(36,280)	3,987
Accounts payable and accrued and other liabilities	(17,827)	(23,125)	20,636
Net cash provided by operating activities	36,887	53,085	143,525

Cash flows from investing activities:
Cash used in business acquisitions, net of cash and cash equivalents acquired	—	(1,249)	(5,477)
Cash used in asset acquisitions	—	(12,000)	—
Purchases of property and equipment	(21,074)	(29,997)	(12,803)
Proceeds from sale of real estate property	407	—	—
Acquisition of agent locations	(1,399)	(700)	—
Net cash used in investing activities	(22,066)	(43,946)	(18,280)

Cash flows from financing activities:
Repayments of term loan facility	—	(75,469)	(5,469)
Borrowings under revolving credit facility	8,084,500	3,019,200	38,000
Repayments under revolving credit facility	(8,046,286)	(2,976,600)	—
Debt origination costs	—	(3,066)	(751)
Proceeds (payments) from exercise of options	46	(669)	1,298
Payments for stock-based awards	(1,079)	(2,468)	(3,934)
Repurchases of common stock	(16,334)	(75,132)	(66,264)
Other financing activities	(52)	—	—
Net cash provided by (used in) financing activities	20,795	(114,204)	(37,120)

Effect of exchange rate changes on cash and cash equivalents	2,563	(3,635)	1,585

Net increase (decrease) in cash and cash equivalents	38,179	(108,700)	89,710

Cash and cash equivalents, beginning of the year	130,503	239,203	149,493

Cash and cash equivalents, end of the year	$168,682	$130,503	$239,203
The accompanying notes are an integral part of these consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,809	$10,430	$9,180
Cash paid for income taxes	$17,889	$24,591	$21,503

Supplemental disclosure of non-cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$2,997	$2,413	$6,034
Settlement of receivables from agent acquisitions	$1,634	$—	$—
Accrued liabilities related to agent acquisitions	$150	$—	$—
Contingent consideration liability	$—	$—	$600
Settlement of preexisting receivable balance from LAN Holdings against the consideration transferred	$—	$—	$2,534

Supplemental disclosure of non-cash financing activities:
Issuance of common stock for cashless exercise of options	$—	$4,359	$—
Settlement of contingent consideration and acquisition related liabilities	$2,001	$—	$—

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

Current political, social, economic and market conditions in the United States, including recent economic, trade and immigration enforcement actions taken by the current administration in the U.S., as well as in foreign countries, including those that are destinations for money transfers or in which we currently operate, remain volatile. There is uncertainty as to the economic and financial impact of such conditions.

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
Consummation of the Merger is subject to various remaining customary closing conditions, including: (i) the absence of any judgment by any governmental authority of competent jurisdiction or any applicable law that enjoins, restrains or otherwise makes illegal, prevents or prohibits consummation of the Merger, (ii) the receipt of applicable consents, approvals or other clearances required to be obtained under the Merger Agreement, including with respect to the Company’s or its subsidiaries’ money transmitter licenses, and (iii) other customary closing conditions.
In addition, the consummation of the Merger was conditioned upon (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), which waiting period expired on October 6, 2025, and (ii) approval of the stockholders of the Company, which approval was received at a special meeting of stockholders of the Company on December 9, 2025.

To date, money transmission regulators in 48 applicable U.S. states and territories have provided their approval of or non-objection to the Merger, and approval or non-objection is currently pending with the remaining 4 U.S. states and territories. Additionally, the parties have received approval from the United Kingdom Financial Conduct Authority and, therefore, the only approval from international money transmission regulators that remains pending is from the Bank of Spain. The Company cannot predict with certainty whether and when any of the remaining required closing conditions will be satisfied or if the Merger will close but currently anticipates that the Merger will be consummated in the second quarter of 2026.

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
Concentrations
The Company maintains certain of its cash balances in various U.S. banks, which at times, may exceed federally insured limits. The Company has not incurred any losses on these accounts. In addition, the Company maintains various bank accounts in Mexico, Guatemala, Canada, the Dominican Republic, Spain, Italy, Germany and the United Kingdom, which may not be fully insured. During the year ended December 31, 2025, the Company has not incurred any losses on these uninsured foreign bank accounts; however, the Company maintains a $4.4 million reserve on the balance of deposits held as a result of the closure of a financial institution in Mexico in 2021 (see Note 6). Management believes it is not exposed to any significant credit risk regarding these accounts as it performs periodic reviews of the creditworthiness of the financial institutions the Company uses. Cash and cash equivalents balances were as follows (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents in U.S. dollars in U.S. banks	$152,064	$117,295
Cash and cash equivalents in foreign banks and foreign currency	14,084	10,819
Cash on hand	2,534	2,389
	$168,682	$130,503
A substantial portion of our paying agents are concentrated in a few large banks and financial institutions and large retail chains. Our largest paying agent by volume accounted for approximately 22% and 25% of the Company’s total remittance volume for the years ended December 31, 2025 and 2024, respectively, primarily from the U.S. to Mexico.

Revenue Recognition
Revenues for wire transfer and money order fees are recognized at the time the transaction is processed. The Company acts as the principal for these transactions as the Company controls the service at all times prior to transferring the funds to the beneficiary, is primarily responsible for fulfilling the customer contracts, has the risk of loss and has the ability to establish transaction prices. Therefore, these fees are recognized on a gross basis equal to the full amount of the fee charged to the customer. These fees also vary by transaction primarily depending upon, the principal amount sent, the send and receive locations, as well as the respective currencies of the send and receive locations. Foreign exchange gain, net, which represents the difference between the exchange rate set by the Company and the rate realized, is initially recognized when the customer's wire transfer transaction is processed and the purchase of foreign currency is completed. Other income primarily represents revenues for technology services provided to the independent network of agents who utilize the Company’s technology in processing transactions paid by credit or debit card, check cashing services and maintenance fees, for which revenue is derived by a fee per transaction that is recognized when the transactions is processed. In addition, we generate revenue from our remittance-as-a-service (“RaaS”) relationships with digital partners where we receive a fee for facilitating money transfers processed through our proprietary software systems, using our money transmitter licenses and payer network relationships, which are recognized at the time the transaction is processed. The Company acts primarily as the agent for these transactions.

Refer to Note 4 for the discussion related to revenue recognition and additional information on the Company’s revenue.

Index
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
Accounts Receivable and Allowance for Credit Losses
Accounts receivable and agent advances receivable are recorded at amortized cost, reflecting the amount outstanding, net of an allowance for credit losses. Accounts receivable are recorded upon initiation of the wire transfer and are typically due to the Company within five days. The Company maintains an allowance for credit losses for estimated losses resulting from the inability of its sending agents or digital partners to make required payments.
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
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consist primarily of right-of-use assets (see Note 8), prepaid expenses for services, tenant allowance, agent advances receivable (see Note 6) and deferred financing costs. Fees earned on agent advances receivable are recognized on a cash basis at the advance origination date.
Wire Transfers Payable, Net
Wire transfers payable, net represent wires pending to be picked up by the beneficiary of the money transfer net of funds provided to certain paying agents in advance of a transaction.

Index
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
Goodwill and Intangible Assets
Goodwill and intangible assets result primarily from business and asset acquisition transactions. Intangible assets include primarily agent relationships, trade names, developed technology and other intangibles, all with finite lives. Other intangibles primarily relate to the acquisition of certain agent locations and non-competition agreements. Upon the acquisition, the purchase price is first allocated to identifiable assets and liabilities, including trade name and other intangibles, with any remaining purchase price recorded as goodwill.
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

Index
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
Advertising Costs
Advertising costs are included in other selling, general and administrative expenses in the consolidated statements of income and comprehensive income and are expensed as incurred. The Company incurred advertising costs of approximately $6.4 million, $1.2 million and $0.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Income Taxes
The Company is subject to U.S. federal and various state income and other taxes and our foreign subsidiaries are subject to taxation by local tax authorities. The Company accounts for income taxes in accordance with GAAP which requires, among other things, recognition of future tax benefits measured at enacted rates attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that realization of said benefits is more likely than not. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to the amount which we believe we are more likely than not will be realized based on an assessment of positive and negative evidence.

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
Gains or losses from foreign currency transactions amounted to approximately a loss of $0.9 million, a gain of $0.1 million and a gain of $0.2 million for the years ended December 31, 2025, 2024 and 2023, respectively, and are included in other selling, general and administrative expenses in the consolidated statements of income and comprehensive income.
We manage foreign currency risk through the structure of the business and an active risk management process. We currently settle with our payers in Latin America primarily by entering into foreign exchange tom and spot transactions with local and foreign currency providers (“counterparties”). There are no collateral posting requirements for these transactions.

The foreign exchange tom and spot transactions are derivatives that are carried at fair value in Prepaid expenses and other current assets or Accrued and other liabilities on the Consolidated Balance Sheets. The foreign currency exposure on our foreign exchange tom and spot transactions is limited by the fact that all transactions are settled within two business days from trade date. Foreign currency fluctuations, however, may negatively affect our average exchange gain per transaction. Changes in fair value are recognized in foreign exchange gain, net on the consolidated statements of income and comprehensive income. We do not elect hedge accounting, but rather use these derivatives for economic hedging purposes. The Company had open tom and spot foreign exchange contracts for Mexico and Guatemala with a notional amount of approximately $4.7 million and $12.7 million at December 31, 2025 and 2024, respectively. Unrealized gain, net on these open contracts was not material at December 31, 2025 and 2024. Realized gains or losses on tom and spot transactions are recorded in foreign exchange gain, net in the statements of income and comprehensive income.

Index
In addition, included in wire transfers and money orders payable, net in our consolidated balance sheets as of December 31, 2025 and 2024, there are $20.2 million and $23.0 million, respectively, of wire transfers payable denominated in foreign currencies, primarily in Mexican pesos and Guatemalan quetzales.
Also, included in prepaid wires, net in our consolidated balance sheets as of December 31, 2025 and 2024, there are $33.2 million and $29.8 million, respectively, of prepaid wires denominated in foreign currencies, primarily in Mexican pesos and Guatemalan quetzales.
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
Segments
The Company’s business is organized around one reportable segment that provides money transmittal services between the U.S., Canada and certain countries in Europe to Mexico, Guatemala and other countries in Latin America, Europe, Africa and Asia through a network of authorized agents located in various unaffiliated retail establishments and 118 Company-operated stores throughout the U.S., Canada, Spain, Italy and Germany, as well as digitally through the Internet via our websites, co-branded websites with digital partners and mobile device applications. This is based on the objectives of the business and how our chief operating decision maker, the CEO and President, monitors operating performance and allocates resources.
Reclassifications
Certain prior year amounts have been reclassified to conform with current year presentation primarily as it relates to disclosure of the provision for credit losses as a separate item in the consolidated statements of income and comprehensive income.
Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) issued guidance, ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. This guidance requires a public entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The new standard was adopted by the Company effective January 1, 2025 on a retrospective basis. The adoption of this ASU did not have any effect on our consolidated balance sheets or statements of income and comprehensive income. The new disclosures under this ASU are described in more detail in Note 17.

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

Index
for fiscal years beginning after December 15, 2027, and interim reporting periods within those fiscal years, with early adoption permitted. The amendments in this update permit an entity to apply the new guidance using a prospective, retrospective or modified transition approach. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements.

NOTE 3 – ACQUISITIONS
On July 2, 2024, the Company completed the acquisition of 100% of the issued and outstanding stock of a money services entity incorporated in the United Kingdom. This acquisition provided the Company the opportunity to enter into the outbound remittance market from the United Kingdom.

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

The goodwill balance for this acquisition represented the estimated values of the Company’s assembled workforce and synergies expected to be achieved from the combined operations of the acquired entity and the Company. Goodwill resulting from this acquisition was not deductible for tax purposes.

Restructuring costs

During 2025, the Company executed a restructuring plan related to certain of its domestic and foreign operations. For the year ended December 31, 2025, the Company incurred approximately $0.7 million in expenses primarily for a reduction of workforce in certain locations. These restructuring costs are part of the Company's plan, for which the objectives are to reorganize the workforce, streamline operational processes, close certain facilities and develop efficiencies within the Company. These expenses primarily consisted of severance payments and related benefits, which are included in restructuring costs in the consolidated statement of income and comprehensive income.
The following table presents the changes in our liability balance related to restructuring costs for the year ended December 31, 2025 (in thousands):

	Year Ended December 31, 2025
	Severance costs	Legal and professional fees
Beginning balance	$300	$16
Charges incurred	709	16
Payments	(756)	(25)
Ending balance	$253	$7
During 2024, the Company executed a restructuring plan related to certain of its foreign operations and Envios de Valores La Nacional Corp. These restructuring costs were part of the Company's plan, for which the objectives were to reorganize the workforce, streamline operational processes, integrate technology functionality, as well as to develop efficiencies within the Company. For the year ended December 31, 2024, the Company incurred approximately $3.1 million in expenses for a reduction of workforce in certain locations, closing of certain facilities, discontinuing technology and disposal of obsolete assets. These expenses include approximately $2.3 million in severance payments and related benefits, $0.4 million in software and software development costs write-offs and $0.4 million in legal and professional fees, which are included in restructuring costs in the consolidated statement of income and comprehensive income.
The following table presents the changes in our liability balance related to restructuring costs for the year ended December 31, 2024 (in thousands):

Index

	Year Ended December 31, 2024
	Severance costs	Legal and professional fees
Beginning balance	$—	$—
Charges incurred	2,254	376
Payments	(1,954)	(360)
Ending balance	$300	$16
Transaction Costs

Transaction costs include all internal and external costs directly related to acquisition activities and the Company's evaluation of strategic alternatives including the pending Merger with Western Union, consisting primarily of legal, consulting, accounting and financial advisory fees. Transaction costs for the years ended December 31, 2025, 2024, and 2023 amounted to $10.5 million, $1.8 million and $0.4 million, respectively.

NOTE 4 – REVENUE
The Company recognized in revenues from contracts with customers, sending agents and others for the years ended December 31, 2025, 2024 and 2023, the following (in thousands):

	December 31,
	2025	2024	2023
Wire transfer and money order fees	$503,995	$557,697	$564,337
Discounts and promotions	(1,840)	(2,896)	(2,797)
Wire transfer and money order fees, net	502,155	554,801	561,540
Foreign exchange gain, net	87,160	88,944	87,908
Other income	18,461	14,904	9,287
Total revenues	$607,776	$658,649	$658,735

There are no significant initial costs incurred to obtain contracts with customers. Until January 31, 2025, the Company had a loyalty program under which customers earned one point for each wire transfer completed. Points were redeemed for a discounted wire transaction fee or a foreign exchange rate that was more favorable to the customer. Because the loyalty program benefits represented a future performance obligation, a portion of the initial consideration was recorded as deferred revenue loyalty program (see Note 11) and a corresponding loyalty program entry was recorded as contra revenue. Revenue from this performance obligation was recognized upon customers redeeming points or upon expiration of any points outstanding. Effective February 1, 2025, the loyalty program was terminated. Under the termination conditions, customers were able to redeem their points by July 31, 2025. Any points not redeemed by that date expired automatically.
Except for the loyalty program discussed above, our revenues include only one performance obligation, which is to collect the customer’s money and make funds available for payment, generally on the same day, to a designated recipient in the currency requested.

The Company also offers several other services, including money orders, and check cashing through its sending agents and Company-operated stores, for which revenue is derived from a fee charged at the time the transaction takes place. For substantially all of the Company’s revenues, the Company acts as principal in the transactions and reports revenue on a gross basis, because the Company controls the service at all times prior to transfer to the customer, is primarily responsible for fulfilling the customer contracts, has the risk of loss and has the ability to establish transaction prices. In addition, we generate revenue from our RaaS relationships with digital partners where we receive a fee for facilitating money transfers processed through our proprietary software systems, using our money transmitter licenses and payer network relationships, which are recognized at the time the transaction is processed. The Company acts primarily as the agent for these transactions.

Wire transfers and money order fees include money order fees of $2.1 million, $2.2 million and $2.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Index
NOTE 5 – ACCOUNTS RECEIVABLE AND AGENT ADVANCES RECEIVABLE, NET OF ALLOWANCE

Accounts Receivable

Accounts receivable represents primarily outstanding balances from sending agents for pending wire transfers or money orders from our customers. The outstanding balance of accounts receivable, net of allowance for credit losses, consists of the following (in thousands):

	December 31,
	2025	2024
Accounts receivable	$110,899	$110,623
Allowance for credit losses	(5,530)	(3,546)
Accounts receivable, net	$105,369	$107,077

Agent Advances Receivable

The Company had agent advances receivable, net of allowance for credit losses, from sending agents as follows (in thousands):

	December 31,
	2025	2024
Agent advances receivable, current	$2,001	$2,260
Allowance for credit losses	(203)	(173)
Net current	$1,798	$2,087

Agent advances receivable, long-term	$2,960	$2,315
Allowance for credit losses	(264)	(117)
Net long-term	$2,696	$2,198

The net current portion of agent advances receivable is included in prepaid expenses and other current assets (see Note 6), and the net long-term portion is included in other assets (see Note 6) in the consolidated balance sheets. At December 31, 2025 and 2024, there were $5.0 million and $4.6 million, respectively, of agent advances receivable collateralized by personal guarantees from the sending agents and assets from their businesses in case of a default by the agent.

The maturities of agent advances receivable at December 31, 2025 are as follows (in thousands):

Outstanding Balance
Under 1 year	$2,001
Between 1 and 2 years	1,886
Between 2 and 3 years	1,074
Total	$4,961

Allowance for Credit Losses

The changes in the allowance for credit losses related to accounts receivable and agent advances receivable are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$3,836	$2,794	$2,648
Provision	7,916	6,411	4,997
Charge-offs	(7,705)	(6,248)	(5,852)
Recoveries	1,597	1,174	987
Other	353	(295)	14
Ending Balance	$5,997	$3,836	$2,794

Index
The allowance for credit losses allocated by financial instrument category is as follows (in thousands):

	December 31,
	2025	2024	2023
Accounts receivable	$5,530	$3,546	$2,610
Agent advances receivable	467	290	184
Allowance for credit losses	$5,997	$3,836	$2,794

NOTE 6 – PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2025	2024
Prepaid insurance	$1,343	$1,097
Prepaid fees and services	3,057	2,823
Agent incentive advances	2,166	2,494
Agent advances receivable, net of allowance	1,798	2,087
Prepaid marketing expenditures	1,318	502
Prepaid income taxes	8,123	119
Prepaid expenses and other current assets	1,806	1,876
	$19,611	$10,998

Other assets consisted of the following (in thousands):

	December 31,
	2025	2024
Revolving credit facility origination fees	$3,593	$4,576
Agent incentive advances	1,750	3,702
Agent advances receivable, net of allowance	2,696	2,198
Right-of-use assets, net	15,878	18,511
Funds held by seized banking entities, net of allowance	1,774	1,539
Other assets	2,302	1,672
	$27,993	$32,198

During 2021, local banking regulators in Mexico resolved to close and liquidate a local financial institution, citing a lack of compliance with minimum capital requirements. The Company has approximately $6.1 million of exposure from deposits it held with this bank when it was closed. In accordance with the banking regulations in Mexico, large depositors such as the Company will be paid once the assets of the financial institution are liquidated. Currently, it is difficult to predict the length of the liquidation process or if the proceeds from the asset liquidation will be sufficient to recover a portion or all of its funds on deposit. The Company maintains a valuation allowance of approximately $4.4 million as of December 31, 2025, in connection with the balance of deposits held by the financial institution as a result of its closure, which has not materially changed since 2022.

Index
NOTE 7 – PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

	December 31,		Estimated Useful Life (in years)
	2025	2024
Land	$—	$36
Building	103	658	30
Computer equipment	42,422	43,055	3 to 5
Computer software	46,631	31,451	3 to 5
Office improvements	12,251	14,349	2 to 10
Furniture and fixtures	2,555	4,373	7
	103,962	93,922
Less: accumulated depreciation	(46,813)	(43,568)
	$57,149	$50,354

Depreciation expense included in depreciation and amortization expense in the consolidated statements of income and comprehensive income was approximately $12.5 million, $9.6 million and $8.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Repairs and maintenance expenses included in other selling, general and administrative expenses in the consolidated statements of income and comprehensive income were approximately $7.3 million, $6.1 million and $5.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

NOTE 8 – LEASES
To conduct certain of our operations, the Company is a party to leases for office space, warehouses, Company-operated store locations and vehicles.

The presentation of right-of-use assets and lease liabilities in the consolidated balance sheets is as follows (in thousands):

Leases	Classification	December 31, 2025	December 31, 2024
Assets
Right-of-use assets	Other assets(1)	$15,878	$18,511
Total leased assets		$15,878	$18,511

Liabilities
Current
Operating	Accrued and other liabilities	$6,207	$6,468
Noncurrent
Operating	Lease liabilities	15,483	18,582
Total Lease liabilities		$21,690	$25,050
(1) Operating right of-use assets are recorded net of accumulated amortization of $16.9 million and $14.5 million as of December 31, 2025 and 2024, respectively.
Operating lease cost for the years ended December 31, 2025, 2024 and 2023, respectively, was as follows (in thousands):

	Year Ended
Lease Cost	December 31, 2025	December 31, 2024	December 31, 2023
Operating lease cost(1)	$7,019	$7,028	$7,848
(1) Operating lease cost is included in other selling, general and administrative expenses in the consolidated statements of income and comprehensive income for the years ended December 31, 2025, 2024 and 2023.

Index
As of December 31, 2025 and 2024, the Company’s weighted-average remaining lease terms on its operating leases is 6.2 and 6.6 years, and the Company’s weighted-average discount rate is 6.48% and 6.31%, respectively, which is the Company's incremental borrowing rate. The Company used its incremental borrowing rate for all leases, as none of the Company’s lease agreements provide a readily determinable implicit rate.

Lease Payments

Future minimum lease payments for assets under non-cancelable operating lease agreements with original terms of more than one year for the next five years and thereafter are as follows (in thousands):

2026	$6,220
2027	4,550
2028	3,094
2029	2,301
2030	2,231
Thereafter	7,575
Total lease payments	25,971
Less: Imputed interest	(4,281)
Present value of lease liabilities	$21,690

NOTE 9 – GOODWILL AND INTANGIBLE ASSETS
Goodwill consists of the following (in thousands):

	December 31,
	2025	2024
Indefinite life:
Goodwill	$53,986	$55,195
Total indefinite life	$53,986	$55,195

Intangible assets consist of the following (in thousands):

	December 31, 2025			December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable:
Agent relationships	$49,020	$(42,257)	$6,763	$49,020	$(40,489)	$8,531
Trade names	30,599	(16,229)	14,370	30,598	(13,846)	16,752
Developed technology	6,600	(6,422)	178	6,600	(6,326)	274
Other intangibles	5,437	(1,344)	4,093	2,253	(963)	1,290
Net amortizable intangible assets	$91,656	$(66,252)	$25,404	$88,471	$(61,624)	$26,847

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

Index
Management believes it has made reasonable estimates and judgments concerning these risks and uncertainties. A change in the conditions, circumstances or strategy of the Company may result in a need to recognize an impairment charge. During the fourth quarter of 2025, a foreign subsidiary ceased operations as a money transmitter and is in the process of being liquidated, which resulted in an impairment charge of goodwill related to that investment in an amount of $1.2 million. As a result of the annual impairment test, the Company determined that there was no additional impairment to goodwill as of December 31, 2025. As a result of the annual impairment test, the Company determined that goodwill was not impaired as of December 31, 2024.

The following table presents the changes in goodwill and intangible assets (in thousands):

	Goodwill	Intangible Assets
Balance at December 31, 2022	$49,774	$19,826
Measurement period adjustment	(635)	—
Acquisition of LAN Holdings	4,847	3,200
Acquisition of agent locations	—	—
Amortization expense	—	(4,883)
Balance at December 31, 2023	$53,986	$18,143
Acquisition of Amigo Paisano brands	—	12,000
Acquisition of entities	1,209	—
Acquisition of agent locations	—	700
Amortization expense	—	(3,996)
Balance at December 31, 2024	$55,195	$26,847
Goodwill impairment	(1,209)	—
Acquisition of agent locations	—	3,183
Amortization expense	—	(4,626)
Balance at December 31, 2025	$53,986	$25,404

Acquisition of Agent Locations

Other intangible assets of approximately $3.2 million resulting from the acquisition of agent locations during the year ended December 31, 2025 have a weighted average useful life of 10 years.

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

Amortization expense related to intangible assets for the next five years and thereafter is as follows (in thousands):

2026	$4,067
2027	3,492
2028	3,010
2029	2,619
2030	2,340
Thereafter	9,876
$25,404

Index
NOTE 10 – WIRE TRANSFERS AND MONEY ORDERS PAYABLE, NET

Wire transfers and money orders payable, net, consisted of the following (in thousands):

	December 31,
	2025	2024
Wire transfers payable, net	$26,708	$22,437
Customer voided wires payable	34,298	32,583
Money orders payable	26,534	30,024
	$87,540	$85,044

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

NOTE 11 – ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Commissions payable to sending agents	$16,381	$18,080
Accrued salaries and benefits	3,785	5,581
Accrued bank charges	3,225	1,839
Lease liability, current portion	6,207	6,468
Accrued professional fees	2,156	1,092
Accrued taxes	1,940	2,965
Deferred revenue loyalty program	—	2,692
Contingent consideration liability	—	1,158
Acquisition related liabilities	150	1,244
Accrued transaction costs	84	1,600
Other	4,172	4,715
	$38,100	$47,434

The following table shows the changes in the deferred revenue loyalty program liability (in thousands):

Balance, December 31, 2022	$4,212
Revenue deferred during the year	3,230
Revenue recognized during the year	(2,671)
Balance, December 31, 2023	4,771
Revenue deferred during the year	2,783
Revenue recognized during the year	(4,862)
Balance, December 31, 2024	2,692
Revenue deferred during the year	141
Revenue recognized during the year	(2,833)
Balance, December 31, 2025	$—

Index

NOTE 12 – DEBT
Debt consisted of the following (in thousands):

	December 31,
	2025	2024
Revolving credit facility	$194,814	$156,600
Other	11	23
	$194,825	$156,623

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

Entering into the Second A&R credit agreement was accounted for as a debt modification. The unamortized portion of debt origination costs primarily related to the Second A&R Credit Agreement totaled approximately $3.6 million and $4.6 million at December 31, 2025 and 2024, respectively. Amortization of debt origination costs is included as a component of interest expense in the consolidated statements of income and comprehensive income and amounted to approximately $1.0 million, $1.4 million and $1.1 million for the years ended December 31, 2025, 2024, and 2023, respectively. Amortization of debt origination costs for the year ended December 31, 2024 includes a loss on debt extinguishment of approximately $0.3 million related to the payoff of the term loan facility to the banking institutions that ceased to participate in the credit facility.

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

Index
The effective interest rate for the year ended December 31, 2025 for the revolving credit facility was 2.78%. The effective interest rates for the year ended December 31, 2024 for the term loan facility and revolving credit facility were 9.02% and 2.51%, respectively.

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

Under the Second A&R Credit Agreement, the Company is required to maintain a quarterly minimum interest coverage ratio of 3.00:1.00 and a quarterly maximum consolidated leverage ratio of 3.50 with a step-up to 3.75 in the quarter during which the Company completes a material acquisition, in each case, as computed in accordance with the terms of the Second A&R Credit Agreement. As of December 31, 2025, the Company was in compliance with these covenants.

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

The following tables present the fair value of the Company's financial instruments, categorized based upon the fair value hierarchy (in thousands):

Index

	December 31, 2025
	Level 1	Level 2	Level 3

Cash and cash equivalents	$168,682	$—	$—
Accounts receivable	—	105,369	—
Agent advances	—	4,494	—
Prepaid wires	—	59,497	—
Total assets	$168,682	$169,360	$—
Accounts payable	$—	$15,317	$—
Wire transfers and money orders payable	—	87,540	—
Revolving credit facility	—	194,814	—
Total liabilities	$—	$297,671	$—

	December 31, 2024
	Level 1	Level 2	Level 3

Cash and cash equivalents	$130,503	$—	$—
Accounts receivable	—	107,077	—
Agent advances	—	4,285	—
Prepaid wires	—	49,205	—
Total assets	$130,503	$160,567	$—
Accounts payable	$—	$19,520	$—
Wire transfers and money orders payable	—	85,044	—
Revolving credit facility	—	156,600	—
Total liabilities	$—	$261,164	$—

NOTE 14 – SHARE-BASED COMPENSATION
International Money Express, Inc. Omnibus Equity Compensation Plans

The International Money Express, Inc. 2020 Omnibus Equity Compensation Plan, as amended (the “2020 Plan”) provided for the granting of stock-based incentive awards, including stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) to employees, certain service providers and independent directors of the Company. There were 3.7 million shares of the Company’s common stock approved for issuance under the 2020 Plan, which included 0.4 million shares that were previously subject to awards granted under the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan (the “2018 Plan”). Although awards remain outstanding under the 2018 Plan, which was terminated effective June 26, 2020, no additional awards were granted under the 2018 Plan.

On June 20, 2025, the Company’s stockholders approved the Amended and Restated International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (the “A&R 2020 Plan” and together with the 2018 Plan, the “Plans”), which amends and restates the 2020 Plan. The A&R 2020 Plan increased the number of shares of common stock authorized for issuance under the 2020 Plan by an additional 2.5 million shares. As of December 31, 2025, 3.4 million shares remained available for grant of future awards under the A&R 2020 Plan.

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

Index
vanilla” and we do not have any significant historical post-vesting activity. We have elected to account for forfeitures as they occur. The risk-free interest rates are obtained from publicly available U.S. Treasury yield curve rates.

Share-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The stock options issued under the Plans have 10-year terms and generally vest in four equal annual installments beginning one year after the date of the grant. The Company recognized compensation expense for stock options of approximately $0.1 million, and $0.5 million for the years ended December 31, 2024 and 2023 (none for the year ended December 31, 2025), respectively, which is included in salaries and benefits in the consolidated statements of income and comprehensive income. As of December 31, 2025, there is no unrecognized compensation expense related to stock options.

A summary of the stock option activity during the year ended December 31, 2025 is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2024	151,125	$12.13	4.36	$4.35
Granted	—	$—		$—
Exercised(1)	(5,000)	$9.91		$3.32
Forfeited	—	$—		$—
Expired	—	$—		$—
Outstanding at December 31, 2025	146,125	$12.21	3.38	$4.38

Exercisable at December 31, 2025(2)	146,125	$12.21	3.38	$4.38

(1) The aggregate intrinsic value of stock options exercised during the years ended December 31, 2025, 2024 and 2023 was $22.5 thousand, $4.0 million, and $1.3 million respectively.
(2) The aggregate fair value of all vested/exercisable options outstanding as of December 31, 2025 was $0.6 million, which was determined based on the market value of our stock as of that date.

Restricted Stock Units

The RSUs granted under the A&R 2020 Plan to the Company’s employees or certain service providers generally vest in four equal annual installments beginning one year after the date of the grant, while RSUs issued to the Company’s independent directors vest on or around the one-year anniversary from the grant date (or, if earlier, upon the consummation of a change in control). The Company recognized compensation expense for all RSUs of approximately $4.9 million, $3.3 million and $2.9 million for the years ended December 31, 2025, 2024 and 2023, respectively, which is included in salaries and benefits in the consolidated statements of income and comprehensive income. As of December 31, 2025, unrecognized compensation expense of approximately $7.2 million is expected to be recognized over a weighted-average period of 1.7 years.

A summary of the RSU grant activity during the year ended December 31, 2025 is presented below:

	Number of RSUs	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2024	432,316	$20.71
Granted(1)	424,132	$14.16
Vested	(197,946)	$20.01
Forfeited	(66,964)	$17.09
Outstanding (nonvested) at December 31, 2025	591,538	$17.17
(1) The aggregate fair value of all RSUs granted during the year ended December 31, 2025 was approximately $6.0 million, which was determined based on the market value of our stock as of that date.

Share Awards

During the years ended December 31, 2024 and 2023, 1,803 and 3,617 fully vested shares (none in 2025), respectively, were granted to the Lead Independent Director and Chairs of the Committees of the Board of Directors. Compensation expense related to the fully vested share awards of $20.1 thousand and $80.5 thousand for the years ended December 31, 2024 and 2023 (none in 2025), respectively, was recorded and included in salaries and benefits in the consolidated statements of income and comprehensive income. Effective in the second quarter

Index
of 2024, the grant of share awards to certain of the Company's independent directors was replaced with the grant of RSAs as described below.

Restricted Stock Awards

The RSAs issued under the A&R 2020 Plan to the Company’s employees generally vest in four equal annual installments beginning one year after the date of grant while RSAs issued to certain of the Company’s independent directors vest at the end of the three-month calendar quarter in which the grant is made (or, if earlier, upon the consummation of a change in control). The Company recognized compensation expense for RSAs granted of $2.0 million, $1.9 million and $1.2 million for the years ended December 31, 2025, 2024 and 2023, respectively, which is included in salaries and benefits in the consolidated statements of income and comprehensive income. As of December 31, 2025, there was $3.5 million of unrecognized compensation expense related to RSAs, which is expected to be recognized over a weighted-average period of 1.7 years.

A summary of the RSA activity during the year ended December 31, 2025 is presented below:

	Number of RSAs	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2024	227,518	$20.65
Granted(1)	126,755	$18.19
Vested	(97,104)	$18.83
Forfeited	—	$—
Outstanding (nonvested) at December 31, 2025	257,169	$20.12
(1) The aggregate fair value of all RSAs granted during the year ended December 31, 2025 was approximately $2.3 million, which was determined based on the market value of our stock as of that date.

Performance Stock Units

PSUs granted under the A&R 2020 Plan to the Company’s employees generally vest subject to attainment of performance criteria during the service period established by the Compensation Committee. Each PSU represents the right to receive one share of common stock, and the actual number of shares issuable upon vesting is determined based upon performance compared to financial performance targets. The PSUs vest based on the achievement of certain adjusted earnings per share targets for a period of up to three years combined with a service period of three years. Compensation cost is recognized over the requisite service period when it is probable that the performance condition will be satisfied. During the fourth quarter of 2024, the Company reassessed the probability of vesting for the PSU awards granted in 2023 and determined that it was not probable that the performance targets will be achieved. Therefore, the Company recognized an adjustment of approximately $2.1 million to reverse compensation expense on a cumulative basis in the fourth quarter of 2024 (none in 2025).

The Company recognized compensation expense for PSUs of $2.4 million, $1.6 million and $3.5 million for the years ended December 31, 2025, 2024 and 2023, respectively, which is included in salaries and benefits in the consolidated statements of income and comprehensive income. As of December 31, 2025, there was $4.2 million of unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted-average period of 1.7 years.

A summary of the PSU activity during the year ended December 31, 2025 is presented below:

	Number of PSUs	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2024	321,530	8.77	$21.88
Granted(1)	337,814		$12.11
Vested	(14,451)		$12.11
Forfeited	(137,951)		$25.38
Outstanding (nonvested) at December 31, 2025	506,942	8.56	$14.70
(1) The aggregate fair value of all PSUs granted during the year ended December 31, 2025 was approximately $4.1 million, which was determined based on the market value of our stock as of that date.

Index
NOTE 15 – EQUITY
On August 18, 2021, the Company’s Board of Directors approved a stock repurchase program that authorizes the Company to purchase up to $40.0 million of outstanding shares of the Company’s common stock which was increased on March 3, 2023 to an additional $100.0 million and on August 26, 2024 to an additional $63.8 million of its outstanding shares (the “Repurchase Program”). Under the Repurchase Program, the Company is authorized to repurchase shares from time to time in accordance with applicable laws, both on the open market and in privately negotiated transactions and may include the use of derivative contracts or structured share repurchase agreements. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of the Company’s common stock and the nature of other investment opportunities. The Repurchase Program may be limited, suspended or discontinued at any time without prior notice. The Repurchase Program does not have an expiration date. The Second A&R Credit Agreement permits the Company to make restricted payments (including share repurchases, among others), (i) without limitation so long as the Consolidated Leverage Ratio (as defined in the Second A&R Credit Agreement), as of the then most recently completed four fiscal quarters of the Company, after giving pro forma effect to such restricted payments, is 2.50:1.00 or less, (ii) that do not exceed, in the aggregate during any fiscal year, the greater of (x) $30.3 million and (y) 25.00% of Consolidated EBITDA (as defined in the Second A&R Credit Agreement) for the then most recently completed four fiscal quarters of the Company and (iii) to repurchase Company common stock from current or former employees in an aggregate amount of up to $15.0 million per calendar year.

The Company accounts for purchases of treasury stock under the cost method. Any direct costs incurred to acquire treasury stock are considered stock issue costs and added to the cost of the treasury stock. Separately from the Repurchase Program, on March 12, 2025 the Company entered into an agreement with Latin-American Investment Holdings Inc., a related party, for the purchase of 100,000 shares of the Company's common stock for a total purchase price of $1.3 million, in a privately-negotiated transaction. During the years ended December 31, 2025 and 2024, including the shares previously mentioned, the Company purchased 1,348,214 shares and 3,765,320 shares, respectively, for an aggregate purchase price of $16.3 million and $75.1 million, respectively. As of December 31, 2025, there was $48.3 million available for future share repurchases under the Repurchase Program.

Effective in June 2025, the Company suspended activity under the Repurchase Program and does not intend to make further repurchases under it during the pendency of the Merger Agreement.

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

Below are basic and diluted earnings per share for the periods indicated (in thousands, except for share data):

	Year Ended December 31,
	2025	2024	2023
Net income for basic and diluted income per common share	$32,671	$58,821	$59,515
Shares:
Weighted-average common shares outstanding – basic	29,938,268	32,430,755	35,604,582
Effect of dilutive securities
Stock options	23,473	119,503	290,830
PSUs	88,049	159,146	366,321
RSUs	97,006	89,121	109,886
RSAs	34,398	51,972	58,095
Weighted-average common shares outstanding – diluted	30,181,194	32,850,497	36,429,714

Earnings per common share - basic	$1.09	$1.81	$1.67
Earnings per common share - diluted	$1.08	$1.79	$1.63

As of December 31, 2025, there were 30.0 thousand stock options, 206.3 thousand RSUs and 159.5 thousand RSAs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.

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

As discussed in Note 15, during the years ended December 31, 2025 and 2024, the Company purchased 1,348,214 shares and 3,765,320 shares, respectively, for an aggregate purchase price of $16.3 million and $75.1 million, respectively. The effect of these repurchases on the Company’s weighted average shares outstanding for the years ended December 31, 2025 and 2024 was a reduction of 916,155 and 1,775,956 shares, respectively, due to the timing of the repurchases.

Index
NOTE 17 – INCOME TAXES
The components of income (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$46,258	$84,676	$84,170
Foreign	842	(1,405)	894
Income before income taxes	$47,100	$83,271	$85,064

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current tax provision:
Federal	$5,830	$17,086	$18,590
State	3,060	7,252	9,050
Foreign	340	560	532
Total Current	9,230	24,898	28,172

Deferred tax benefit:
Federal	3,715	(112)	(1,811)
State	1,239	(305)	(806)
Foreign	245	(31)	(6)
Total deferred	5,199	(448)	(2,623)
Total tax provision	$14,429	$24,450	$25,549

A reconciliation between the income tax provision at the U.S. statutory tax rate and the Company’s income tax provision on the consolidated statements of income and comprehensive income is below (in thousands):

	Year Ended December 31,
	2025		2024		2023
Income before income taxes	$47,100		$83,271		$85,064
U.S. statutory tax rate	21%		21%		21%
Income tax expense at statutory rate	9,891		17,487		17,863

State and local income taxes, net of federal income tax effect (1)	3,396	7.2%	5,488	6.6%	6,513	7.7%
Foreign tax effects	455	1.0%	871	1.0%	480	0.6%
Non-taxable or Non-deductible items:
Share-based compensation expenses	553	1.2%	(683)	(0.8)%	(1,126)	(1.3)%
Non-deductible officer compensation expenses	487	1.0%	1,188	1.4%	1,817	2.1%
Non-taxable gain contingency	(693)	(1.5)%	—	—%	—	—%
Other Non-deductible expenses	325	0.7%	87	0.1%	2	—%
Other adjustments	15	—%	12	—%	—	—%
Total tax provision	$14,429	30.6%	$24,450	29.4%	$25,549	30.0%
(1) State taxes in Florida, New York, California, and New York City make up the majority (greater than 50 percent) of the effect of this category.

As presented in the income tax reconciliation above, the tax provision recognized on the consolidated statements of income and comprehensive income was impacted by state taxes, non-deductible officer compensation, share-based compensation tax benefits, non-taxable gain contingencies from La Nacional, and foreign tax rates applicable to the Company’s foreign subsidiaries that are higher or

Index
lower than the U.S. statutory rate. The Company is also subject to tax in various U.S. state and foreign jurisdictions. Changes in the annual allocation and apportionment of the Company’s activity amongst these jurisdictions results in changes to the blended tax rate utilized to measure the Company’s deferred tax assets and liabilities.

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the book and tax bases of the Company’s assets and liabilities. The following table outlines the principal components of the deferred tax assets and liabilities (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
U.S. federal and state net operating losses	$2,434	$2,809
Foreign net operating losses	8,415	7,132
Allowance for credit losses	1,421	1,131
Share-based compensation	1,943	1,280
Accrued compensation	479	642
Deferred revenue	75	848
Transaction costs	3,422	493
Lease liabilities	6,057	6,793
Other	1,139	989
Total deferred tax assets	25,385	22,117

Valuation allowance	(8,042)	(6,537)

Total deferred tax assets, net of valuation allowance	17,343	15,580

Deferred tax liabilities:
Depreciation	(11,892)	(3,542)
Right-of-use assets	(4,426)	(4,967)
Intangible amortization	(6,397)	(7,321)
Total deferred tax liabilities	(22,715)	(15,830)

Net deferred tax liability	$(5,372)	$(250)

At December 31, 2025, the Company had pre-tax federal, state and foreign net operating loss carryforwards of approximately $10.8 million, $5.5 million and $37.7 million, respectively, which are available to reduce future taxable income. With certain exceptions, these net operating loss carryforwards will expire from 2031 through 2037 for federal losses, from 2029 through 2038 for state losses, and from 2038 through 2045 for foreign losses. In addition, $32.3 million of the foreign net operating loss carryforwards in our European jurisdictions carryforward indefinitely. Utilization of the Company’s net operating loss carryforwards is subject to an annual limitation under Internal Revenue Code Section 382. The Company has recorded a deferred tax asset for only the portion of its net operating loss carryforward that it expects to realize before expiration.

With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for the years prior to 2022. However, the Company has certain net operating loss carryforwards from tax years 2010 through 2017 that are subject to examination. As of December 31, 2025 and 2024, the Company did not have any amounts accrued for interest and penalties or recorded for uncertain tax positions.

At December 31, 2025 and 2024, after consideration of all evidence, both positive and negative, management has determined that no valuation allowance is required on the Company’s U.S. deferred tax assets. However, a valuation allowance of $8.0 million and $6.5 million as of December 31, 2025 and 2024, respectively, has been recorded on deferred tax assets associated with foreign net operating loss carryforwards. The valuation allowance increased by $1.5 million and $0.7 million during the years ended December 31, 2025 and 2024, respectively.

Index

Cash paid for income taxes, net of refunds received, by jurisdiction for the years ended December 31, 2025, 2024, and 2023 is as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Federal	$10,662	$17,050	$13,665
State:
California	748	1,227	1,198
Florida	1,181	1,978	2,580
New York	2,167	1,297	982
Other States	2,328	3,039	3,078
Foreign	803	—	—
Cash paid for income taxes, net of refunds received	$17,889	$24,591	$21,503

NOTE 18 – SEGMENT REPORTING
The Company is a leading omnichannel money remittance services company focused primarily on the U.S. to LAC corridor, which includes Mexico, Central and South America and the Caribbean. We also provide our remittances services to Africa and Asia from the United States and offer sending services from Canada to Latin America and Africa as well as remittance services from Spain, Italy and Germany to Africa, Asia, Europe and Latin America. The Company has identified one operating and reportable segment. The Company defines its segment on the basis of the way in which internally reported financial information is regularly reviewed by the Company’s chief operating decision maker (the “CODM”) to analyze financial performance, make decisions, and allocate resources.

The Company’s CODM is Robert Lisy, Chairman, Chief Executive Officer and President. The CODM uses the Company’s consolidated financial results as a basis for making key operating decisions. Examples of key operating decisions include entering new markets, stock repurchases, and managing liquidity. The CODM considers Net Income as the primary measure of segment performance. Segment assets are consistent with total assets as presented on the consolidated balance sheets.

The table below provides information about the Company's measure of segment performance and significant expense categories:

Index

	Year Ended December 31,
	2025	2024	2023
Revenues:
Wire transfer and money order fees, net	$502,155	$554,801	$561,540
Foreign exchange gain, net	87,160	88,944	87,908
Other income	18,461	14,904	9,287
Total revenues	607,776	658,649	658,735

Less:
Agent commissions	255,333	281,157	284,157
Payer commissions	96,543	108,697	110,865
Bank charges and fees	26,573	26,497	25,065
Salaries and benefits	75,036	68,247	70,203
Other segment items (1)	61,149	54,100	53,433
Provision for credit losses	7,916	6,411	4,997
Restructuring costs	742	3,060	1,214
Transaction costs	10,464	1,819	445
Goodwill impairment	1,209	—	—
Depreciation and amortization	17,161	13,645	12,866
Total operating expenses	552,126	563,633	563,245

Operating income	55,650	95,016	95,490

Gain contingency	3,286	—	—

Interest expense	11,836	11,745	10,426

Income before income taxes	47,100	83,271	85,064

Income tax provision	14,429	24,450	25,549

Net income	$32,671	$58,821	$59,515
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

In November 2025, the Company entered into a settlement agreement in connection with a dispute regarding representations and warranties related to a business acquisition under which the Company recorded a gain contingency of approximately $3.3 million.

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

Index

Regulatory Requirements

Pursuant to applicable licensing laws, certain domestic and foreign subsidiaries of the Company are required to maintain minimum tangible net worth and liquid assets (eligible securities) to cover the amount outstanding of wire transfers and money orders payable. As of December 31, 2025 and 2024, the Company’s subsidiaries were in compliance with these requirements.

NOTE 20 – DEFINED CONTRIBUTION PLANS
The Company has two defined contribution plans available to most of its employees, where the Company makes contributions to the plans based on employee contributions. Total employer contribution expense included in salaries and benefits in the consolidated statements of income and comprehensive income was approximately $0.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our Chief Executive Officer and President, and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure as of December 31, 2025.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on the results of its evaluation, the Company’s management has concluded that as of December 31, 2025, the Company’s internal control over financial reporting was effective.

BDO USA, P.C., the independent registered public accounting firm which audits our financial statements, has audited our internal control over financial reporting as of December 31, 2025 and has expressed an unqualified opinion thereon as stated in their report that is included on Item 9. “Report of Independent Registered Public Accounting Firm,” on page 75 of this Annual Report on Form 10-K.

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
Miami, Florida

Opinion on Internal Control Over Financial Reporting

We have audited International Money Express, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated March 6, 2026 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

Miami, Florida
March 6, 2026

Index
ITEM 9B.    OTHER INFORMATION
During the quarter ended December 31, 2025, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Index
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required under this Item will be contained in an amendment to this Form 10-K or the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year ended December 31, 2025 (the “Proxy Statement”), which information is incorporated by reference herein.

Certain other information relating to the Executive Officers of the Company appears in Part I of this Annual Report on Form 10-K under the heading “Information about our Executive Officers”.

Index
ITEM 11.    EXECUTIVE COMPENSATION

The information required under this Item will be contained in an amendment to this Form 10-K or the Company’s Proxy Statement, which information is incorporated by reference herein.

Index
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required under this Item will be contained in an amendment to this Form 10-K or the Company’s Proxy Statement, which information is incorporated by reference herein.

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued under all of our equity compensation plans as of December 31, 2025, which included: the Amended and Restated International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (the “A&R 2020 Plan”) and the International Money Express, Inc. 2020 Employee Stock Purchase Plan (the “ESPP”), each of which was approved by the Company’s stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,501,774	(1)	$12.21	4,102,287	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	1,501,774		$12.21	4,102,287

(1)This number includes the following: 114,875 shares subject to outstanding awards granted under the International Money Express, Inc. 2018 Omnibus Equity Compensation Plan, all of which were subject to outstanding options awards. This number also includes 1,386,899 shares subject to outstanding awards granted under the A&R 2020 Plan, of which 31,250 shares were subject to outstanding options awards, 591,538 shares were subject to outstanding RSU awards, 257,169 shares were subject to outstanding RSA awards, and 506,942 shares were subject to outstanding PSU awards.

(2)Represents 3,352,287 shares available for issuance under the A&R 2020 Plan and 750,000 shares available for issuance under the ESPP.

Index
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item will be contained in an amendment to this Form 10-K or the Company’s Proxy Statement, which information is incorporated by reference herein.

Index
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item will be contained in an amendment to this Form 10-K or the Company’s Proxy Statement, which information is incorporated by reference herein.

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

2.1**#
Agreement and Plan of Merger, dated as of August 10, 2025, by and among International Money Express, Inc., Ivey Merger Sub, Inc. and The Western Union Company (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2025).

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

10.5**†
Amended and Restated International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (incorporated by reference to Annex A to the Company’s Revised Definitive Proxy Statement, filed May 12, 2025).

10.6**†
International Money Express, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference to Annex B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 15, 2020).

10.7**†
Form of Non-Qualified Stock Option Agreement pursuant to the Amended and Restated International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2020).

10.8*†	Form of RSU Agreement (Non-Employee Directors) pursuant to the Amended and Restated International Money Express, Inc. 2020 Omnibus Equity Compensation Plan.

10.9*†	Form of RSU Agreement (Employees) pursuant to the Amended and Restated International Money Express, Inc. 2020 Omnibus Equity Compensation Plan.

10.10*†	Form of Restricted Stock Award Agreement (Robert Lisy) pursuant to the Amended and Restated International Money Express, Inc. 2020 Omnibus Equity Compensation Plan.

10.11(a)**†
Form of 2024 PSU Agreement (Employees) pursuant to the Amended and Restated International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2023).

10.11(b)*†	Form of 2025 PSU Agreement (Employees) pursuant to the Amended and Restated International Money Express, Inc. 2020 Omnibus Equity Compensation Plan.

10.12(a)**†
Form of 2024 PSU Agreement (Robert Lisy) pursuant to the Amended and Restated International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed on March 15, 2023).

10.12(b)*†	Form of 2025 PSU Agreement (Robert Lisy) pursuant to the Amended and Restated International Money Express, Inc. 2020 Omnibus Equity Compensation Plan.

10.13*†	Form of Restricted Stock Award Agreement (Non-Employee Director) pursuant to the Amended and Restated International Money Express, Inc. 2020 Omnibus Equity Compensation Plan.

10.14**†
Form of Restricted Stock Award Agreement (Non-Employee Director Quarterly Fees) pursuant to the Amended and Restated International Money Express, Inc. A&R 2020 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2025).

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

10.17(a)**†
Employment Agreement dated September 23, 2019, between Joseph Aguilar and the Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed On October 3, 2019).

10.17(b)**†
Amendment to Employment Agreement effective as of January 16, 2023, between Joseph Aguilar and the Company (incorporated by reference to Exhibit 10.19(b) to the Registrant’s Annual Report on Form 10-K filed on March 15, 2023).

10.17(c)*†	Amendment to Employment Agreement effective as of November 21, 2025, between Joseph Aguilar and the Company.

10.18(a)**†
Employment Agreement, dated March 1, 2021, between Christopher Hunt and International Money Express, Inc. (incorporated by reference to Exhibit 10.19(a) to the Registrant’s Annual Report on Form 10-K filed on February 28, 2024).

10.18(b)**†
Amendment to Employment Agreement, effective April 20, 2023, between Christopher Hunt and International Money Express, Inc. (incorporated by reference to Exhibit 10.19(b) to the Registrant’s Annual Report on Form 10-K filed on February 28, 2024).

10.19**†
Confidential Separation Agreement, dated July 26, 2025, by and between International Money Express, Inc. and Frank Robert Pargac (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2025).

10.20**†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed on September 28, 2018).

10.21**†
Share Repurchase Agreement, dated March 12, 2025, between International Money Express, Inc. and Latin-American Investment Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2025).

10.22**†#
Retention Bonus Program and Form of Participant Agreement (Named Executive Officers) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2025).

19.1**	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed on February 27, 2025).

21.1*	Subsidiaries of the registrant

23.1*	Consent of BDO USA, P.C.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Chief Executive Officer

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Chief Financial Officer

32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97**	Policy Regarding the Mandatory Recovery of Compensation (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2024).

101*
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, are formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Audited Consolidated Balance Sheets, (ii) the Audited Consolidated Statements of Income and Comprehensive Income, (iii) the Audited Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Audited Consolidated Statements of Cash Flows, and (v) the Notes to Audited Consolidated Financial Statements.

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL and contained in Exhibit 101.

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

International Money Express, Inc. (Registrant)

March 6, 2026	By:	/s/ Robert Lisy
Robert Lisy
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Lisy	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 6, 2026
Robert Lisy

/s/ Andras Bende	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2026
Andras Bende

/s/ Debra Bradford	Director	March 6, 2026
Debra Bradford

/s/ Bernardo Fernández	Director	March 6, 2026
Bernardo Fernández

/s/ Adam Godfrey	Director	March 6, 2026
Adam Godfrey

/s/ Karen Higgins-Carter	Director	March 6, 2026
Karen Higgins-Carter

/s/ Laura Maydón	Director	March 6, 2026
Laura Maydón

/s/ Michael Purcell	Lead Independent Director	March 6, 2026
Michael Purcell

/s/ John Rincon	Director	March 6, 2026
John Rincon