Form 10-K/A
period 2025-12-31
International Money Express, Inc.
filed 2026-04-30
CIK 1683695

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

As of April 27, 2026, 30,094,222 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding. The registrant has no other class of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Index
EXPLANATORY NOTE
This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”) originally filed on March 6, 2026 (the “Original Filing”) by International Money Express, Inc. (“Intermex”, the “Company,” “we,” or “us”). We are filing this Amendment to include in the Annual Report the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our 2025 Form 10-K because our definitive proxy statement will not be filed.

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
INTERNATIONAL MONEY EXPRESS, INC.

Index
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors

Our board of directors (“Board of Directors” or “Board”) is presently fixed at eight directors in accordance with the bylaws of International Money Express, Inc. (the “Company” or “Intermex”). The Board of Directors is divided into three classes designated as Class I, Class II and Class III. One class of directors is elected at each annual meeting of our stockholders for a term of three years. Each director holds office until his or her successor has been duly elected and qualified, or the director’s earlier resignation, death or removal. The term of the Board’s Class I directors expires at the 2028 annual meeting of stockholders, the term of the Board’s Class II directors expires at the 2026 annual meeting of stockholders, and the term of the Class III directors expires at the 2027 annual meeting of stockholders.

We have maintained a classified board structure since Intermex became a public company in 2018 and our Board reviews that structure on a periodic basis. Our Board continues to believe that a classified structure provides greater board stability and continuity which, particularly during a period of macro-economic and stock market volatility, enhances our ability to execute on longer term strategies in order to deliver stockholder value, such as expanding our digital business while continuing to leverage the strength of our underlying retail model.

Set forth below are the name and age of each of the current directors of the Company, positions with the Company, term of office as a director of the Company, and business experience during the past five years or more.

Name	Age	Position	Director Since	Director Class
Robert Lisy	68	Chief Executive Officer, President and Chairman of the Board of Directors	2018	III
Debra Bradford	67	Director	2022	II
Bernardo Fernández	64	Director	2022	I
Adam Godfrey	64	Director	2018	III
Karen Higgins-Carter	56	Director	2023	II
Laura Maydón	52	Director	2020	I
Michael Purcell	69	Lead Independent Director	2018	III
John Rincon	61	Director	2018	II

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

Debra Bradford was appointed to the Board of Directors of International Money Express, Inc. effective January 7, 2022. Prior to her retirement effective March 28, 2025, Ms. Bradford was President, Merchant Services of First American Payment Systems, a global solutions provider in merchant account services. She joined First American Payment Systems in 2001 and served as President and Chief Financial Officer since 2008. Prior to joining First American Payment Systems, Ms. Bradford served as Senior Vice President and Chief Financial Officer of ACE Cash Express, Inc., a financial services retailer, and in various roles, including Chief Operating Officer, with IPS Card Solutions (formerly NTS, Inc.), a division of First Data Corporation. Ms. Bradford also serves on the Board of Directors and Audit Committee, Risk and Compliance Committee and Asset & Liability Committee of Triumph Financial, Inc. (NASDAQ: TFIN), which offers a diversified line of banking, payments and factoring services. Ms. Bradford holds a Bachelor’s of Science in Business Administration — Accounting degree from the University of Texas in Austin. She is a Certified Public Accountant and a member of the Texas Society of Certified Public Accountants. We believe that Ms. Bradford’s extensive professional experience in the financial services industry and public company board experience makes her well qualified to serve as a director.

Index
Bernardo Fernández was appointed to the Board of Directors of International Money Express, Inc. effective January 7, 2022. Dr. Fernández is the Corporate Physician Executive of Broward Health since January of 2024. Prior to that, Dr. Fernández was the Chief Executive Officer of Baptist Health Medical Group, a network of more than 250 physicians in multiple specialties spanning across several counties in south Florida, a position he held from 2014 to 2023. Before joining Baptist Health Medical Group, Dr. Fernández served as CEO and President of Cleveland Clinic Florida from 2006 to 2014, an academic health system. Dr. Fernández is also on the Board of Directors and the Audit & Risk Committee of U.S. Century Bank (NASDAQ: USCB), which offers a wide range of financial products and services. In addition, he serves on the board of trustees for St. Thomas University and the board of advisors of the Health Network Foundation, and is a member of the Orange Bowl Committee. Dr. Fernández holds a Bachelor’s of Science degree in Biology and a Master's in Business in Administration from the University of Miami, and is also a graduate of the Wharton School of Business Executive Development Program. He received his medical degree from the Ponce School of Medicine in Ponce, Puerto Rico. Dr. Fernández is the holder of the John and Margaret Krupa Distinguished Chair, is Board-certified by the American Board of Vascular Medicine and is a Fellow of the Society of Vascular Medicine and the American College of Physicians. We believe that Dr. Fernández’s extensive professional experience as an executive of various entities as well as his experience as a board member of a financial institution make him well qualified to serve as a director.

Adam Godfrey has served as a director of International Money Express, Inc. since 2018. Mr. Godfrey served as a director of the Company’s predecessor entity from 2006 to 2017. Mr. Godfrey is a Managing Partner of Stella Point Capital, which he co-founded in 2012. Stella Point Capital is a New York-based private equity firm focused on industrial, consumer and business services investments. Mr. Godfrey is an investment professional and has sourced and managed numerous investments for Stella Point Capital. Previously, Mr. Godfrey spent nearly 19 years with Lindsay Goldberg and its predecessor entities, which he joined in 1992. Mr. Godfrey was a Partner at the firm and served on the board of directors of 12 portfolio companies during his time with Lindsay Goldberg. Currently, he serves on the board of directors of SPC Velir, LP, Vereco Holdings, LLC, Autoagent Holdings LLC, Qualified Digital LLC and TRX Services. Inc. He previously served on the board of directors for publicly traded Schneider National, Inc. (NYSE: SNDR) until March 2023. Mr. Godfrey holds a bachelor’s degree from Brown University and a master’s degree in business administration from the Tuck School of Business at Dartmouth. We believe that Mr. Godfrey’s extensive investment management and transactional experience coupled with his experience serving on the boards of directors of publicly traded and other companies make him well qualified to serve as a director.

Karen Higgins-Carter was appointed to the Board of Directors of International Money Express, Inc. effective December 15, 2023. From 2022 until October 2024, Ms. Higgins-Carter was the Executive Vice President, Chief Information and Digital Officer of Gilbane Building Company, a construction and real estate development company. Prior to her role at Gilbane Building Company, Ms. Higgins-Carter was Chief Information Officer at publicly traded Webster Financial Corporation (NYSE: WBS) from 2018 to 2022. Earlier, Ms. Higgins-Carter was the Managing Director, Head of the Office of the CIOO at MUFG Union Bank, Technology General Manager for Bridgewater Associates, and the Managing Director, Head of Consumer Risk Technology at JPMorgan Chase. Ms. Higgins-Carter has served since May 2022 on the boards of Otsuka America Pharmaceutical, Inc. and Otsuka Pharmaceutical Development & Commercialization, Inc., and is a member of the Compensation and Organizational Development committee. Ms. Higgins-Carter earned a dual degree in Mechanical Engineering (BSME) and Economics and Business (BA) at Lafayette College. Ms. Higgins-Carter has also completed executive education programs at MIT Sloan (Corporate Innovation; Blockchain Technologies) and Harvard (Cybersecurity: The Intersection of Policy and Technology). She maintains active Certified Information Systems Security Professional (CISSP) , and Certified Secure Software Lifecycle Professional (CSSLP) credentials. We believe that Ms. Higgins-Carter's extensive cybersecurity and information technology background, combined with her extensive executive experience make her well qualified to serve as a director.

Laura Maydón has served as a director of International Money Express, Inc. since 2020. Ms. Maydón is founder and partner of Ascendo VC. Ascendo invests at the post-revenue Seed and Series A stages across Fintech, Edtech, Future of Work and Enterprise Software entities. Ms. Maydón was the founding Managing Director and CEO of Endeavor Miami, an entrepreneurial accelerator for scale-ups, pioneering South Florida’s entrepreneurial hub. She built and led the organization from September 2013 to June 2019, when she stepped away from day-to-day activities to serve for a year as a board member. From 2003 to 2013, Ms. Maydón held a variety of positions of increasing responsibility at Visa (NYSE: V), ultimately serving from 2010 through 2013 as Senior Business Leader, Commercial Solutions, LATAM & Caribbean after having been Business Development Leader, LATAM & Caribbean from 2004 to 2010. She previously served on the Board of three tech companies, as well as an independent director on the board of directors of Natural Fiber Welding from 2021 to 2023. She is also a member of the Investment Committee of Salkantay Ventures. She holds a Master of Business Administration from Harvard Business School and a B.S in Economics from Instituto Tecnológico Autónomo de México. We believe that Ms. Maydón’s years of experience at Visa and Endeavor Miami and knowledge of digital financial and payment services, make her well-qualified to serve as a director.

Michael Purcell has served as a director of International Money Express, Inc. since 2018 and was appointed lead independent director for the Company on September 24, 2020. Mr. Purcell is a certified public accountant and became an independent business consultant following retirement in 2015. Mr. Purcell spent more than 36 years with Deloitte & Touche LLP (“Deloitte”), where he was an audit partner and the Philadelphia office leader of Deloitte’s middle-market and growth enterprise services. Mr. Purcell has served on the boards of directors of numerous companies and organizations, and currently serves as a board member of publicly traded Hepion Pharmaceuticals, Inc. (NASDAQ: HEPA). Mr. Purcell also serves as a director and a member of the audit committee for each of CFG Bank and Hyperion Bank and as a director of several other for-profit and non-profit entities. Mr. Purcell formerly served as chairman of the board, director and

Index
chair of the audit committee of publicly traded Tabula Rasa HealthCare, Inc. (NASDAQ: TRHC) from 2018 until 2023. He is a member of the American Institute of Certified Public Accountants and a former President of the Philadelphia Chapter of the Pennsylvania Institute of Certified Public Accountants. Mr. Purcell holds a bachelor’s degree from Lehigh University and a master’s degree in business administration from Drexel University. We believe that Mr. Purcell’s extensive public accounting experience coupled with his experience serving on boards of directors make him well qualified to serve as a director.

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

Executive Officers

Certain other information relating to the Executive Officers of the Company appears in Item 1 to Part I of the Original Filing under the heading “Information About Our Executive Officers” and is incorporated herein by reference.

Relationships and Arrangements

There is no family relationship between any of Company’s directors or executive officers and, to the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings which are required to be disclosed pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). There are no arrangements between any director or executive officer of the Company and any other person pursuant to which he/she was, or will be, selected as a director or executive officer, respectively, except that Mr. Godfrey was initially appointed as a director pursuant to certain Board designation rights provided to SPX Intermex Representative LLC under that certain Shareholders Agreement dated July 26, 2018, as amended on December 12, 2018, with certain stockholders, including entities affiliated with our directors, Mr. Godfrey, and our Board Chairman, President and CEO, Mr. Lisy which Shareholders Agreement was terminated, effective January 26, 2023.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Specific due dates for these reports have been established, and the Company is required to report any failure to comply therewith during the fiscal year ended December 31, 2025. To our knowledge, based solely on a review of the reports filed electronically with the SEC during the registrant’s most recent fiscal year and, where applicable, written representations that no other reports were required, all Section 16(a) filing requirements were complied with in a timely manner during the fiscal year ended December 31, 2025, except that each of Messrs. Aguilar, Bende, Hunt and Lisy filed one late Form 4 with respect to four transactions.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics for our directors, officers, employees and certain affiliates in accordance with applicable federal securities laws, a copy of which is available on the Company’s website at www.intermexonline.com. If we amend or grant a waiver of one or more of the provisions of our Code of Business Conduct and Ethics, we intend to satisfy the requirements under Item 5.05 of Form 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Business Conduct and Ethics that apply to our principal executive officer, principal financial officer and principal accounting officer (or persons performing similar functions) by posting the required information on the Company’s website at www.intermexonline.com. The information found on the website is not part of or incorporated into this Form 10-K.

Director Nominations

No material changes have been made to the procedures by which stockholders may recommend nominees to our Board of Directors.

Audit Committee

The Audit Committee of the Board of Directors (the “Audit Committee”) was established by the Board in accordance with the Exchange Act and the regulations of the Nasdaq Capital Market (“Nasdaq”), to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. Our Audit Committee consists of Ms. Higgins-Carter and Messrs. Purcell, Fernández and Rincon, with Mr. Purcell serving as its chairman. The Board has determined that each of the members of the Audit Committee is independent under the Nasdaq listing rules and under Rule 10A-3(b)(1) of the Exchange Act.

The Audit Committee will at all times be composed exclusively of independent directors who are “financially literate” as defined under Nasdaq’s listing rules. The Nasdaq listing rules define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, the Company is required to certify to Nasdaq that the Audit Committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The Board has determined that each of Messrs. Purcell, Fernández and Rincon satisfies Nasdaq’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.
Securities Trading Policy & Anti-Hedging and Anti-Pledging

We have a Securities Trading Policy that governs the purchase, sale, and other dispositions of the Company’s securities that applies to the Company and all of its directors, officers and employees. We believe our Securities Trading Policy and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company.

Our Securities Trading Policy also prohibits, among other things, the hedging and pledging of our securities by our executive officers and directors, specifically, (i) engaging in short sales, (ii) engaging in transactions in put options, call options or other derivative securities related to Company securities, on an exchange or in any other organized market, (iii) engaging in hedging or monetization transactions related to Company securities, including through the use of financial instruments such as equity swaps, prepaid variable forwards, and collars and exchange funds, (iv) pledging our stock as collateral for a loan, and (v) holding our securities in a margin account.
Our Securities Trading Policy is reviewed by our Compensation Committee of the Board of Directors (“Compensation Committee” or the “Committee”) and Board periodically and a copy was filed as Exhibit 19.1 to the 2025 Form 10-K.

Index
ITEM 11.    EXECUTIVE COMPENSATION
Compensation Discussion and Analysis

Overview

This compensation discussion and analysis ("CD&A") describes our compensation objectives and policies in relation to compensation received for the year ended December 31, 2025 by our named executive officers, which during the year consisted of Robert Lisy, Chief Executive Officer and President; Andras Bende, Chief Financial Officer; Joseph Aguilar, President & General Manager - Latin America; Christopher Hunt, Chief Operating Officer; and Robert Pargac, Former Chief Legal Officer and Secretary1 (collectively, the Company’s “named executive officers” or “NEOs”).

Intermex 2025 Financial Performance

During 2025, the Company continued to focus on the fundamentals that drive our business as the Company faced a variety of difficult market conditions resulting from multiple factors. Despite these adverse conditions, we employed our competitive advantage as one of the leading, omnichannel remittance service providers to maintain and create value for our stockholders. In addition, the Company focused on exploring and executing a strategic transaction to maximize stockholder value, which efforts resulted in the pending merger transaction (the “Merger”) with The Western Union Company (“WU”), in which Western Union will acquire the Company for $16.00 per share in cash, representing approximately a 50% premium to the volume-weighted average price of the Company’s Common Stock on the Nasdaq during the 90-day period preceding announcement of the Merger.

From an operational perspective, as shown below, for the year ended December 31, 2025 the Company achieved the following financial results in Revenues, Net Income, Diluted EPS, Adjusted Net Income, Adjusted Diluted EPS and Adjusted EBITDA compared to the prior year. The Company produced another profitable year:
•Revenues of $607.8 million, a decrease of 7.7%;
•Net Income of $32.7 million, a decrease of 44.4%;
•Diluted EPS of $1.08, a decrease of 39.7%;
•Adjusted Net Income of $50.0 million, a decrease of 29.0%2;
•Adjusted Diluted EPS of $1.66, a decrease of 22.4%2; and
•Adjusted EBITDA of $96.9 million, a decrease of 20.1%2
Adjusted Net Income, Adjusted Diluted Earnings per Share and Adjusted EBITDA are not calculated in accordance with generally accepted accounting principles in the U.S. (“GAAP”), and are some of the primary metrics used by us to evaluate the financial performance of the Company. We present these Non-GAAP financial measures because we believe they are frequently used by analysts, investors, and other interested parties to evaluate companies in our industry. Further, we believe they help highlight trends in our operating results, because certain of such measures exclude, among other things, the effects of certain transactions that are outside the control of management, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the jurisdictions in which we operate and capital investments.
Our General Philosophy Regarding Executive Pay

The Compensation Committee has designed a compensation program for our named executive officers to attract, motivate and retain highly qualified executives and to reward them for delivering results that are expected to build sustainable long-term value for our stockholders. The overall program is designed to be competitive with similar companies on the basis of industry focus, scope of operations and size, as well as the competitive marketplace for talent. Our incentives are primarily measurable and performance-based, and are designed to align compensation to our business strategy and goals.

The Company's compensation philosophy is critical to our goals of attracting, retaining, and motivating our workforce in a highly competitive market. Our compensation philosophy provides the guiding principles that drive compensation-related decisions. The pillars of our compensation philosophy are listed below:
1 Effective July 25, 2025, Robert Pargac separated from the Company.
2 Adjusted Net Income, Adjusted Diluted Earnings per Share and Adjusted EBITDA are as defined and reconciled to the most directly comparable GAAP financial measures in the “Non-GAAP Financial Measures” section of Item 7 in the 2025 Form 10-K.

Index

•Attracting and retaining top and diverse talent by providing market competitive pay opportunities;
•Remunerating for improving the Company's performance and creating sustainable stockholder value;
•Maintaining strong corporate governance and risk management; and
•Creating and executing strategies to provide quality services to consumers and business partners.
The Company’s executive compensation program is designed to discourage excessive risk-taking. The Compensation Committee monitors the Company’s risk profile and risk management process to ensure that the Company’s compensation policies do not promote unnecessary and excessive risks that may threaten the value of the Company.
The Compensation Committee determines the compensation elements for our named executive officers. As part of its review and establishment of the performance criteria and compensation of our named executive officers, the Compensation Committee meets separately, generally on a quarterly basis, with the Chief Executive Officer and any other corporate officers as it deems appropriate. The Compensation Committee also reviews and considers the competitiveness of the Company’s executive compensation as compared with market data for companies of similar size, scope of operations and industry. The Compensation Committee meets without the presence of executive officers, other than the Chief Executive Officer from time to time, when approving or deliberating on executive officer compensation and the Chief Executive Officer is not present during voting or deliberations of the Compensation Committee with respect to determination of his own compensation.

Overview of the Compensation Program

The Company’s executive compensation program is designed to:
•Retain our named executive officers by paying them competitively, motivating them to contribute to the Company’s success, and rewarding them for Company and individual performance. The Committee determines targeted annual pay opportunities for the named executive officers based on several factors such as market data, tenure, proficiency in role, performance, and skill set relative to the external marketplace, among others.
•Connect a substantial portion of each named executive officer’s compensation to the financial performance of the Company and the remaining portion to the achievement of individual goals established for each named executive officer on a quarterly and annual basis.
•Encourage ownership of Intermex common stock.
•Discourage excessive risk-taking by named executive officers.
Using market data as a guide, the Compensation Committee establishes the balance between fixed/variable, cash/equity and annual/long-term incentive (“LTI”) compensation to ensure that pay outcomes are appropriately aligned with financial, individual and stock price performance. The following graphs display the mix of target total compensation in 2025 for the Chief Executive Officer (“CEO”) and the average of the other four named executive officers based on the executives' base salary, target annual incentive and LTI awards:

Role of the Compensation Committee

The role of the Compensation Committee is to, among other things, establish and review our general compensation philosophy, review and approve compensation paid to our senior executive officers, review compensation paid to our independent directors, and administer incentive compensation plans and programs, including retaining authority to make and modify awards under such plans.

The Compensation Committee determines the base salaries, cash incentive bonuses, LTI awards and other forms of compensation for our named executive officers and reviews and makes recommendations to the Board with respect to independent director compensation. The Compensation Committee reviews and authorizes the terms of employment agreements, severance agreements, and other material compensation agreements between Intermex and our named executive officers. In addition, the Compensation Committee administers our incentive compensation and equity-based plans, as well as our stock ownership and retention policy, clawback policy and other executive compensation policies and procedures.
Discretion and Judgment of the Compensation Committee

The Compensation Committee may, in its discretion, delegate its duties and responsibilities to a subcommittee of the Compensation Committee as it deems appropriate and to the extent permitted by applicable law. Further, the Compensation Committee may, in its discretion, delegate its duties and responsibilities with respect to compensation of employees (other than compensation of named executive officers) and broad-based benefit plans and programs as it deems appropriate to one or more officers of the Company.

Role and Independence of the Compensation Consultant

The Compensation Committee retained FW Cook as the Compensation Committee’s independent Compensation Consultant for assistance with determining executive officer compensation targets and the design of the Company’s Employee Incentive Bonus Plan, including for the year ended December 31, 2025, determining director compensation for fiscal year 2025 and the construction of the benchmarking peer group for compensation analysis. In retaining FW Cook, the Compensation Committee considered the factors set forth in Rule 10C-1(b)(4)(i) through (vi) of the Exchange Act. After review of information provided by each of the members of the Compensation Committee as well as information provided by FW Cook, the Compensation Committee determined that FW Cook is independent and there are no conflicts of interest raised by the firm’s work with the Compensation Committee.

Role of Peer Companies and Benchmarking

The Compensation Committee engages FW Cook to conduct an annual competitive review of the Company’s executive compensation program, which includes a market comparison of target total direct compensation (“TDC”) levels and an assessment of the Company’s aggregate LTI grant practices (e.g., share usage, dilution, aggregate LTI spend, etc.).

FW Cook’s analysis uses a selection of peer group companies and supplements peer group data with general industry survey data scoped by revenue (for which the Committee does not review the specific participants). The peer companies are selected based on having similar size, scope of operations and business/industry fit as Intermex. The peer group development process focused primarily on two relevant size metrics, revenue and market capitalization, as these two metrics are strongly correlated to market pay opportunities. The peer group was initially developed by FW Cook and approved by the Committee, and is reviewed annually to ensure it continues to be reasonable and fair for pay benchmarking purposes. The peer group review occurred in July 2024, at which time there were some changes and additions made to the peer group previously approved by the Committee in August 2022.* The peer group, which is now composed of 15 companies,** was used for pay benchmarking purposes and pay determination in 2025:

Current 2025 Peer Group
Cass Information Systems, Inc.	EZCORP INC	PRA Group, Inc.
CSG Systems International, Inc.	Goeasy Ltd.	Regional Management Corp.
Enova International, Inc.	Green Dot Corp.	Repay Holdings Corporation
Everi Holdings Inc.	Information Services Group Inc.	Triumph Financial, Inc.
EVERTEC, Inc.	LendingClub Corp	World Acceptance Corp.
* EVO Payments, Inc. was removed from the peer group and Enova International, Inc., PRA Group, Inc. and Repay Holdings Corporation were added to the peer group.

**CURO Group Holdings Corp was removed from the peer group.

At the time the peer group was approved, Intermex’s revenue and market cap were generally aligned with the peer median. The market data from the Compensation Consultant's analyses are used as one factor in the determination of executive compensation target pay levels, as more fully described below.

Primary Components of our Executive Compensation for 2025
In 2025, the primary components of compensation paid to our named executive officers are the following:

Component	Description	Objective
Base Salary	Base salaries are reviewed on an annual basis. Any adjustments are based on market conditions, level of responsibility and merit	To attract and retain high level talent and provide a competitive baseline level of fixed compensation to compensate for day-to-day responsibilities
Annual Cash Incentive Bonus Plan	Annual cash-denominated performance-based component of executive compensation, expressed as a percentage of base salary	To reward executives for the Company's annual financial performance (Adjusted EBITDA) and achievement of short-term individual goals on annual and quarterly bases
Long-Term Equity Incentive Awards
Stock awards, which may include restricted stock units (“RSUs”) or restricted stock awards (“RSAs”) and performance stock units (“PSUs”), that are granted on an annual basis and vest over multi-year periods subject to continued service and, in the case of PSUs, the achievement of certain performance conditions as determined by the Compensation Committee such as adjusted earnings per share
To align executive compensation with long-term value creation for our stockholders, drive executive retention and build ownership in the Company over time
Base Salary

All of our named executive officers receive a base salary that reflects the Committee’s assessment of the named executive officer's position, skills and value to the Company. It is the Committee’s philosophy to keep base salaries within a competitive market range and adjust them in response to changes in the size, scope or complexity of an executive’s job, or in connection with a promotion. For 2025, Mr. Lisy's annual base salary increased by 5% in accordance with his employment agreement, and Messrs. Bende's, Aguilar's and Pargac's salary increased by 5%, 3% and 2%, respectively, to recognize changes in the market salary benchmarks for comparable roles. Mr. Hunt's base salary did not increase. The 2025 annualized base salary actions for our named executive officers are summarized in the following table:

Named Executive Officer	2024	2025	% Change
Robert Lisy	$1,000,000	$1,050,000	5.0%
Andras Bende	$500,000	$525,000	5.0%
Joseph Aguilar	$440,000	$453,200	3.0%
Christopher Hunt	$475,000	$475,000	—%
Robert Pargac	$350,000	$357,000	2.0%
Annual Cash Incentive Awards
We maintain the Employee Incentive Bonus Plan (the “Bonus Plan”), which is an annual, cash-based incentive plan, in which certain United States sales employees and all non-sales employees, including the named executive officers, participate. For 2025, payments under the Bonus Plan for the named executive officers, other than the CEO, were determined based on completion of certain individual performance objectives weighted at 25% (the “Individual component”) and Company-wide Adjusted EBITDA targets weighted at 75% (the “Adjusted EBITDA component”). For the CEO, the bonus is determined 100% based on the Adjusted EBITDA component to emphasize the importance of Company financial performance. Refer to the “Non-GAAP Financial Measures” section of Item 7 in the 2025 Form 10-K for our calculation and reconciliation to the most directly comparable GAAP financial measure of Adjusted EBITDA.3

Each named executive officer’s target bonus amount was generally determined at the outset of the year and was expressed as a percentage of such officer’s base salary. For each named executive officer, the target bonus amounts (as percentages of base salary) did not increase. The target bonus percentages for 2024 and 2025 are summarized in the table below:

Named Executive Officer	2024	2025
Robert Lisy	125%	125%
Andras Bende	60%	60%
Joseph Aguilar	50%	50%
Christopher Hunt	50%	50%
Robert Pargac	50%	50%

The table below summarizes the 2025 target bonus opportunities and earned amounts for all named executive officers:

				Breakdown of Target Bonus Dollars		Breakdown of Earned Bonus Dollars
Named Executive Officer	Target Bonus	Weighting		Adjusted EBITDA	Individual Performance	Adjusted EBITDA	Individual Performance	Total
		EBITDA	Individual
Robert Lisy	$1,312,500	100%	—%	$1,312,500	$—	$328,200	$—	$328,200
Andras Bende	$315,000	75%	25%	$236,250	$78,750	$118,125	$78,233	$196,358
Joseph Aguilar	$226,600	75%	25%	$169,950	$56,650	$84,975	$57,097	$142,072
Christopher Hunt	$237,500	75%	25%	$178,125	$59,375	$89,063	$60,052	$149,115
Robert Pargac (1)	$178,500	75%	25%	$133,875	$44,625	$65,953	$20,516	$86,469
(1) Effective July 25, 2025, Robert Pargac separated from the Company. In accordance with the Separation Agreement, the numbers above include $21,532 of accrued and unpaid bonus relating to the second quarter of 2025 completed bonus period that remained unpaid as of the Separation Date.

Actual payouts under the plan may range from 0% to 150% of each executive’s target based on performance versus pre-established objectives. Under the terms of the Bonus Plan, the Individual component was measured and paid on a quarterly basis and may range from 0% to 150% of target. Half of the Adjusted EBITDA component is paid quarterly based on quarterly performance with the remainder of any earned portion of the Adjusted EBITDA component being payable subject to full-year performance. The quarterly payout for Adjusted EBITDA is made on a binary basis, such that if the quarterly target is achieved, then the quarterly payout is made (12.5% of the Adjusted EBITDA target), with no partial payout during a quarter if the target is not achieved. All quarterly Adjusted EBITDA targets were set at the beginning of the year. The Company uses a combination of quarterly individual targets and quarterly and annual Adjusted EBITDA targets to effectively motivate its executive team by balancing the focus and reward on both immediate near-term performance and longer-term performance.
For the full-year Adjusted EBITDA component, the Compensation Committee sets threshold, target and maximum levels of performance at the outset of the year. Payout begins at threshold performance, which was set at 90% of the targeted Adjusted EBITDA amount, and achievement below 90% pays 0% of target. Target performance was set at 100% of the targeted Adjusted EBITDA amount, achievement of which pays 100% of target. Maximum payout of 150% requires performance at 115% of the targeted Adjusted EBITDA amount. There would be no payment under the Bonus Plan for performance below threshold and linear interpolation applies between threshold/target and target/maximum performance levels.

For 2025, the quarterly Adjusted EBITDA targets were achieved at 103% for the first quarter, 102% for the second quarter, 79% for the third quarter and 75% for the fourth quarter. The full-year Adjusted EBITDA performance was $96.9 million versus the target of $109.4 million. At the discretion of the Compensation Committee, certain adjustments were made to the full-year Adjusted EBITDA, which resulted in a payout of 50% of target annual bonus attributable to the Adjusted EBITDA performance (with final payout being reduced by the previously paid quarterly portion of the Adjusted EBITDA component bonus payments) for all named executive officers with the exception of Mr. Lisy whose actual payout was not adjusted to reflect the actual full-year Adjusted EBITDA performance.
Mr. Bende’s individual objectives were based, in part, on the following factors: (i) restructuring of the United States and Europe operations, (ii) enhancing investor relations, (iii) performing and leading merger and acquisition related activities, as well as change of control related activities. In the aggregate, for all quarters in 2025, Mr. Bende’s average level of achievement of his individual objectives, as determined by the Compensation Committee, with input from the CEO, was 99% of the target Individual component.

Mr. Aguilar’s individual objectives were based, in part, on the following factors: (i) leading change of control related activities and active participation in merger integration, (ii) implementing cost savings strategies for banking fees, and (iii) improving customer and call center service experiences. In the aggregate, for all quarters in 2025, Mr. Aguilar’s average level of achievement of his individual objectives, as determined by the Compensation Committee, with input from the CEO, was 102% of the target Individual component.
Mr. Hunt's individual objectives were based, in part, on the following factors: (i) overseeing the Company's operations and financial performance of certain U.S. subsidiaries, (ii) implementing organizational changes, (iii) improving digital product profitability and operational metrics, (iv) enhancing our IT/Cybersecurity offerings and (v) overseeing human resource operations. In the aggregate, for all quarters in 2025, Mr. Hunt’s average level of achievement of his individual objectives, as determined by the Compensation Committee, with input from the CEO, was 96% of the target Individual component.
Mr. Pargac’s individual objectives were based, in part, on the following factors: (i) overseeing regulatory and legal processes of merger and acquisition related activities, (ii) pursuing and advancing resolution of open litigation, (iii) negotiation of terms of key agreements and (iv) enhancing legal department productivity. In the aggregate, for the first two quarters in 2025, the only full quarterly periods during which Mr. Pargac served as an executive officer, his average level of achievement of his individual objectives, as determined by the Compensation Committee, with input from the CFO, was 89% of the target Individual component.
Based on the combined impact of Adjusted EBITDA and Individual component performance, the overall payout as a percent of target was 25.0% of target for the CEO (based on Adjusted EBITDA performance only) and ranged approximately from 48.4% to 62.8% of target for Messrs. Bende, Aguilar, Hunt, and Pargac (based on quarterly and annual Adjusted EBITDA and quarterly Individual components performance).
Long-Term Equity Incentive Awards
We maintain a Long-Term Equity Incentive (“LTI”) Plan under the International Money Express, Inc. Amended & Restated 2020 Omnibus Equity Compensation Plan (as amended, or amended and restated, from time to time, the “A&R 2020 Plan”). The Company believes that a substantial portion of each named executive officer’s compensation should be paid in LTI compensation and should align the executive's interests with those of our stockholders through a combination of performance-based and time-based equity awards. In addition, the Committee believes LTI awards are a key component of market-competitive compensation and serve to attract and retain key executives while linking a substantial portion of their compensation to the attainment of predetermined financial objectives. The Compensation Committee approves annual LTI awards for the named executive officers based on several factors, including the level of responsibility within the organization, the individual’s contribution towards performance goals, and market data.
The A&R 2020 Plan provides for the granting of stock-based incentive awards, including stock options, RSUs, RSAs and PSUs to named executive officers, other Company employees, certain other service providers and independent directors of the Company.

The Committee makes annual equity grants to its senior executives to provide continuous motivation and reward for performance, align with market practice and ensure continuous retention value that provides leadership continuity. Each executive’s annual LTI award is determined using market data as a guide. The long-term equity incentives granted in 2025 were provided in equal value-based amounts of service-vested RSAs or service-vested RSUs (50% weighting) and PSUs (50% weighting). These award types were used to strike an appropriate balance between stockholder aligned retention vehicles that are variable with the stock price and performance-based equity that ties compensation outcomes to the achievement of pre-established, multi-year financial performance goals. Additionally, the sole use of full-value awards, rather than stock options, keeps dilution and overhang levels low.

RSAs and RSUs granted to the Company’s named executive officers generally vest in four equal annual installments beginning one year after the date of the grant, subject to continued employment. PSUs granted to the Company’s named executive officers generally vest subject to attainment of performance criteria during the designated performance period established by the Compensation Committee. The PSUs granted in 2025 to the Company’s named executive officers vest based on the achievement of cumulative Adjusted EPS targets over a two-year performance, subject to continued service during a three-year period. The PSUs granted in 2024 and 2023 to the Company’s named executive officers vest based on the achievement of cumulative Adjusted EPS targets over a three-year performance, subject to continued service during the performance period.
The performance metric for the 2025 PSUs was two-year cumulative Adjusted EPS, which for each year is determined by dividing (i) Adjusted Net income as defined and reconciled to the most directly comparable GAAP Measure in the “Non-GAAP Financial Measures” section of Item 7 in the 2025 Form 10-K by (ii) GAAP weighted-average common shares outstanding (basic), which is adjusted to treat certain shares repurchased by the Company as remaining outstanding at the end of the performance period.

Adjusted EPS was selected as the performance metric because it is believed to be an important financial metric linked to stock price performance and captures more variables than the Adjusted EBITDA metrics used in the annual incentive program. Each executive received a target allocation of PSUs by taking the intended PSU grant value and dividing it by the stock price on the grant date. The Committee determined a threshold, target and maximum level of performance which, if achieved, would result in 50%, 100% or 200% of the target PSUs being earned. Linear interpolation applies between threshold/target and target/maximum performance levels and no PSUs are earned for performance below the threshold level. Vesting is generally contingent on continued service through the end of the three-year service period. Following the conclusion of the performance period, the Compensation Committee will certify the number of PSUs earned.
The size of the 2025 equity awards for each named executive officer was determined by reviewing market data (prepared by FW Cook), performance assessments, value of the named executive officer to the organization, and the value of unvested equity awards, among other factors.
In February and May of 2025, the Compensation Committee approved the following LTI awards:

Named Executive Officers	Position	Target LTI ($)	RSAs ($)	RSUs ($)	PSUs ($)
Robert Lisy	CEO & President	$4,450,000	$2,225,000	$—	$2,225,000
Andras Bende	Chief Financial Officer	$900,000	$—	$450,000	$450,000
Joseph Aguilar	President and General Manager - Latin America	$600,000	$—	$300,000	$300,000
Christopher Hunt	Chief Operating Officer	$900,000	$—	$450,000	$450,000
Robert Pargac	Former Chief Legal Officer and Secretary	$350,000	$—	$175,000	$175,000

Achievement of the 2023 PSU Grant Performance Measures

The 2023 PSUs granted in March 2023 to each named executive officer vest, subject to achievement of pre-established performance criteria, at the end of a three-year performance and service period. The performance criteria consisted of three-year cumulative Adjusted EPS for 2023 through 2025. The Compensation Committee determined a threshold, target and maximum level of performance which, if achieved, would result in 50%, 100% or 200% of the target PSUs being earned. Linear interpolation applies between threshold/target and target/maximum performance levels and no PSUs are earned for performance below the threshold level. Vesting is contingent on continued service through the end of the three-year service period. The table below shows the pre-established Adjusted EPS targets applicable to the 2023 PSU grants during the performance period:

Adjusted EPS During the Performance Period	PSUs Vesting as a Percentage of Target
Less than $6.08 (Below Threshold)	—%
$6.08 (Threshold)	50%
$7.15 (Target Performance)	100%
$8.22 (Maximum Performance)	200%

As certified by the Compensation Committee in February 2026, the Company reported total cumulative Adjusted EPS during the performance period of approximately $5.83, which did not result in an earnout based on the target number of the 2023 PSUs as shown in the table above. In accordance with the Agreement and Plan of Merger (the “Merger Agreement”), dated August 10, 2025, by and among the Company, The Western Union Company, and Ivey Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Western Union, entered into in connection with the Merger, however, 2023 PSUs will vest and be paid merger consideration except to the extent of RSUs granted in 2026.

Clawback Policy
We adopted a Compensation Recovery Policy in 2023 (clawback policy) that complies with SEC rules and NASDAQ standards. Our policy includes a clawback provision that applies in the event that the Company is required to report certain accounting restatements. In such event, the Company shall recover any erroneously awarded incentive compensation received by any covered executive officer (including the NEOs) during the three completed fiscal years immediately preceding the date of such restatement that exceeds the amount that would have been received if based on the restated amounts. Covered executive officers include both current and former executive officers. Incentive-based compensation includes any compensation that is granted, earned or vested based wholly or in part on the attainment of a financial reporting measure such as a stock price or total shareholder return. The obligation to recover such erroneously awarded compensation does not require any finding of misconduct by a covered executive officer or such officer being found responsible for the accounting error leading to the accounting restatement. All actions taken under this policy will be determined by the Compensation Committee or the Board of Directors in its discretion.
We are also subject to the clawback provisions of Section 304 of the Sarbanes-Oxley Act (“SOX”), which require our CEO and CFO to reimburse the Company for any bonus, incentive, or equity-based compensation that was received during the 12-month period following an accounting restatement due to our material non-compliance, due to the CEO or CFO’s misconduct, with any financial reporting requirement.
Risk Considerations in our Compensation Program
The Compensation Committee reviews our compensation policies and practices annually to evaluate whether they may incentivize risk taking by our executives. During its review in 2025 with the assistance of the Committee's independent consultant, the Compensation Committee determined that our compensation policies and practices are not reasonably likely to incentivize risks that would have a material adverse effect on the Company.
Stock Ownership and Retention Policy
The Company encourages stock ownership by its officers, non-management directors and senior executives to promote a long-term perspective in managing the Company and align stockholder and director interests.
The Company has a Stock Ownership and Retention Policy which is applicable to the named executive officers and other executive officers, and the non-management directors. The terms and conditions of the policy are periodically reviewed by the Compensation Committee and FW Cook to ensure consistency with peer group, corporate governance best practices and alignment between the interests of the individuals covered by the policy and the interests of the Company’s stockholders.
Under the policy, which is reviewed annually and was last updated effective October 27, 2022, executive officers and non-management directors are required to attain a minimum share ownership level equal to a multiple of their annual base salary or base retainer (as applicable) as indicated in the table below:

CEO	Other Executive Officers	Non-Management Directors
5x Annual Base Salary	2x Annual Base Salary	5x Annual Base Retainer
•A covered person will not be in violation of the policy if, until such covered person meets his or her ownership minimum, such covered person retains 50%, in the case of an executive officer, and 100%, in the case of a non-management director, of the shares acquired on or after October 31, 2022 by such person pursuant to the vesting of restricted stock or restricted stock units, including performance based awards, and shares acquired upon the exercise of options by such covered person, net of shares retained by the Company to satisfy withholding requirements, shares tendered by the covered person to pay any portion of the exercise price of options and if all or a portion of the taxes due in connection with such events are satisfied by the covered person remitting cash to the Company or applicable taxing authority or by the Company withholding amounts from such covered person’s compensation or payments otherwise due, the number of shares having a fair market value equal to the amount so remitted to or withheld by the Company (or directly paid by the covered person).
•Once the minimum share ownership level is satisfied, the covered person is expected to continue to satisfy such requirement for so long as he or she is subject to the policy.
•The following categories satisfy a covered person’s ownership guidelines: (i) shares of common stock owned directly; (ii) shares of common stock owned indirectly (e.g., by a spouse, dependent child, a trust or allocable to the interest of a covered person in an entity such as limited partnership, limited liability or closely held corporation); (iii) shares of common stock held in a 401(k) plan; and (iv) restricted or deferred shares of common stock issued as equity awards (including restricted stock units), net of taxes, the vesting and/or issuance of which is dependent solely on the lapse of time or continued status as a director or employee of the Company. The following categories are excluded: (a) shares underlying options held, whether or not vested and (b) shares underlying unearned and unvested performance share units held (unless converted to restricted stock units).
As of December 31, 2025, all named executive officers and non-management directors are in compliance with the guidelines based on either having achieved the required level of ownership or by complying with the 50% retention ratio described above.
Retirement Benefit Programs

The Company maintains a tax-qualified defined contribution plan (the “401(k) Plan”) that provides retirement benefits to employees, including matching contributions. The Company matches 50% of each employee’s contributions up to a maximum of 3% of their total compensation. The named executive officers are eligible to participate in the 401(k) Plan on the same terms as other participating employees.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was formerly an officer or employee of the Company or has or had any relationships requiring disclosure by the Company under applicable SEC rules requiring disclosure of certain relationships and related party transactions. None of our executive officers in 2025 served as a member of the board of directors or compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving on our Board of Directors or our Compensation Committee.

Anti-Hedging and Anti-Pledging Policy
Our Securities Trading Policy prohibits, among other things, the hedging and pledging of our securities by our executive officers and directors, specifically, (i) engaging in short sales, (ii) engaging in transactions in put options, call options or other derivative securities related to Company securities, on an exchange or in any other organized market, (iii) engaging in hedging or monetization transactions related to Company securities, including through the use of financial instruments such as equity swaps, prepaid variable forwards, and collars and exchange funds, (iv) pledging our stock as collateral for a loan, and (v) holding our securities in a margin account.
Equity Grant Award Practices
Intermex does not currently grant stock options to its employees. The Compensation Committee does not take material nonpublic information into account when determining the amount, timing and terms of any equity awards, and Intermex does not time the disclosure of material nonpublic information for the purpose of affecting the value of our executives' equity-based compensation.
Accounting for and Tax Treatments of Compensation
The accounting and tax treatment of compensation generally has not been a significant factor in determining the amounts of compensation for our executive officers. However, the Compensation Committee and management have considered the accounting and tax impact of various program designs to balance the potential cost to the Company with the benefit and value to the executive.
Section 162(m) of the Internal Revenue Code generally denies publicly-held corporations a federal income tax deduction for compensation exceeding $1,000,000 paid to the chief executive officer, chief financial officer or any of the three other highest paid executive officers. Section 409A of the Internal Revenue Code imposes an additional tax on certain forms of deferred compensation. The Committee takes Section 409A into account in determining the form and timing of compensation paid to the Company’s executives.

While the tax impact of any compensation arrangement is one factor to be considered, that impact is evaluated in light of the Committee’s overall compensation philosophy and objectives. Accordingly, the Committee may award compensation to the executive officers that is not fully deductible if it determines the compensation is consistent with its philosophy and is in the Company’s and its stockholders' best interests.
Base Salary and Annual Cash Incentive Plan
The Company accounts for salaries and cash incentive expense in accordance with GAAP, which requires the recognition of these types of compensation costs as they are incurred by the Company and earned by the Company's employees.
The Company deducts the employee's portion of federal, state or city income tax and other related payroll taxes such as social security when salaries or cash incentive awards are paid. At the same time, the Company expenses and remits the portion of payroll taxes under its responsibility.
Long-Term Equity Incentive Awards
The Company values equity incentive awards in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718. More information regarding the application of ASC Topic 718 by the Company may be found in Note 14 (Share-Based Compensation) to the Company’s audited financial statements filed with the SEC in the 2025 Form 10-K.
The Company accounts for its long-term equity incentive awards expense under GAAP, which requires the measurement and recognition of compensation costs for all equity-based payment awards made to employees and directors based on estimated fair values. We have elected to account for forfeitures as they occur. The Company may use either authorized and unissued shares or treasury shares to meet share issuance requirements.
The Company deducts the employee's portion of federal, state or city income tax and other related payroll taxes such as social security upon vesting of the equity award. At the same time, the Company expenses and remits the portion of payroll taxes under its responsibility.
Compensation Committee Report on Executive Compensation
In fulfilling our role, we met and held discussions with the Company’s management and reviewed and discussed the Compensation Discussion and Analysis contained in this Amendment. Based on the review and discussions with management, advisors and the Compensation Consultant and our business judgment, we recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment for filing with the SEC.
Respectfully submitted by the Compensation Committee of the Board of Directors:
Debra Bradford (Chair)
Adam Godfrey
Michael Purcell
Laura Maydón
John Rincon
Summary Compensation Table

The following table sets forth the compensation paid and earned to the named executive officers (the “NEOs”) that is attributable to services performed during fiscal years 2025, 2024 and 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Robert Lisy Chief Executive Officer and President	2025	$1,050,000	$—	$4,450,000	$328,200	$1,797	$5,829,997
	2024	$1,000,000	$—	$4,200,000	$837,500	$4,598	$6,042,098
	2023	$1,000,000	$—	$4,000,000	$1,125,000	$2,308	$6,127,308
Andras Bende Chief Financial Officer	2025	$525,000	$—	$900,000	$196,358	$—	$1,621,358
	2024	$500,000	$—	$900,000	$225,516	$—	$1,625,516
	2023	$472,500	$40,000	$800,000	$262,053	$—	$1,574,553
Joseph Aguilar President and General Manager - Latin America	2025	$453,200		$600,000	$142,072	$2,481	$1,197,753
	2024	$440,000	$—	$600,000	$166,691	$2,894	$1,209,585
	2023	$440,000	$—	$750,000	$199,860	$3,160	$1,393,020
Christopher Hunt Chief Operating Officer	2025	$475,000	$—	$900,000	$149,115	$2,656	$1,526,771
	2024	$406,250	$—	$700,000	$157,075	$2,894	$1,266,219
	2023	$350,000	$25,000	$475,000	$161,875	$3,375	$1,015,250
Robert Pargac Chief Legal Officer and Secretary (5)	2025	$271,681	$—	$625,830	$86,469	$423,787	$1,407,767
	2024	$245,723	$43,750	$400,000	$99,422	$—	$788,895
	2023	$—	$—	$—	$—	$—	$—

(1)In connection with his hiring in 2024, the Compensation Committee approved the payment of a sign on bonus to Mr. Pargac. In October 2023, the Compensation Committee approved the payment of special recognition bonuses to be paid to Mr. Bende and Mr. Hunt in connection with the assumption by each of them of additional duties and obligations throughout 2023.

(2)In February 2024, the Compensation Committee approved a new employment agreement for Mr. Lisy described under “Employment Agreements” starting on page 19, which included an increase to his LTI opportunity commencing in 2024. The amounts included in the “Stock Awards” column reflect the aggregate grant date fair value of equity awards granted to the named executive officers as computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions made in the valuation reflected in these columns for fiscal year 2025, see Note 14 to the Consolidated Financial Statements in the 2025 Form 10-K. The grant date fair values of all performance-based awards were computed based on the probable outcome of the performance conditions as of the grant date of such awards, which was at target. The respective grant date fair values of the PSUs granted in fiscal 2025, 2024, and 2023, assuming at such grant date the maximum payment (200% of target for each grant), would have been as follows: Mr. Lisy — $4,450,000, $4,200,000, and $4,000,000; Mr. Bende — $900,000, $900,000, and $800,000; Mr. Aguilar —$600,000, $600,000, and $750,000; Mr. Hunt — $900,000, $700,000, and $475,000; Mr. Pargac— $350,000 and $400,000 (none in 2023 as Mr. Pargac joined Intermex in 2024). See the 2025 Grants of Plan-Based Awards Table on page 16 and related notes and the “Compensation Discussion and Analysis” section of this Amendment for information with respect to equity awards granted in fiscal 2025 and the Outstanding Equity
Awards at End of Fiscal Year 2025 Table on page 18 and related notes for information with respect to equity awards granted prior to fiscal 2025.

For Mr. Pargac, the 2025 grant fair value includes $275,830, which represents the incremental fair value as a result of the acceleration of 16,646 unvested RSUs and 14,451 unvested PSUs under the Separation Agreement.

(3)The amounts included in the “Non equity Incentive Plan Compensation” column reflect the quarterly and annual performance bonuses earned under the Company’s Employee Incentive Bonus Plan for fiscal years 2025, 2024 and 2023. The “Annual Cash Incentive Awards” section above describes how the Employee Incentive Bonus Plan awards were determined.

(4)For Messrs. Lisy, Aguilar and Hunt, the amounts in the “All Other Compensation” column for 2025, 2024 and 2023 represent matching contributions under our 401(k) retirement savings plan. For Mr. Pargac, it represents payments made under the Separation Agreement.

(5)Effective July 25, 2025, Robert Pargac separated from the Company.

2025 Grants of Plan-Based Awards Table
The following table provides additional information about the plan-based awards granted to the named executive officers for the year ended December 31, 2025.

Name	Grant Date	Estimated Future Payouts under Non-equity Incentive Plan Awards			Number of shares of stock or units (1)			Grant date fair value of stock awards (2)
		Threshold (S)	Target ($)	Maximum ($)	Threshold	Target	Maximum
Robert Lisy (3)	N/A	$—	$1,312,500	$1,968,750	—	—	—	$—
	2/19/2025	$—	$—	$—	—	120,859	—	$2,225,000
	5/1/2025	$—	$—	$—	91,867	183,733	367,466	$2,225,000
Andras Bende	N/A	$—	$315,000	$472,500	—	—	—	$—
	2/19/2025	$—	$—	$—	—	24,444	—	$450,000
	5/1/2025	$—	$—	$—	18,580	37,160	74,320	$450,000
Joseph Aguilar	N/A	$—	$226,600	$339,900	—	—	—	$—
	2/19/2025	$—	$—	$—	—	16,296	—	$300,000
	5/1/2025	$—	$—	$—	12,387	24,773	49,546	$300,000
Chris Hunt	N/A	$—	$237,500	$356,250	—	—	—	$—
	2/19/2025	$—	$—	$—	—	24,444	—	$450,000
	5/1/2025	$—	$—	$—	18,580	37,160	74,320	$450,000
Robert Pargac (4)	N/A	$—	$178,500	$267,750	—	—	—	$—
	2/19/2025	$—	$—	$—	—	9,506	—	$175,000
	5/1/2025	$—	$—	$—	7,226	14,451	28,902	$175,000
	8/4/2025	$—	$—	$—	—	7,140	—	$63,332
	8/4/2025	$—	$—	$—	—	9,506	—	$84,318
	8/4/2025	$—	$—	$—	—	14,451	—	$128,180
(1)For Robert Lisy, the above awards consist of Restricted Stock Awards and Performance Stock Units. For all other named executive officers, the awards consist of Restricted Stock Units and Performance Stock Units. The vesting terms of the restricted stock and the restricted stock unit awards were determined by the Compensation Committee at the time of grant and are generally consistent with restricted stock unit awards granted to the Company’s other employees, and the vesting terms and performance goals of the awards
3 Adjusted EBITDA is as defined in the “Non-GAAP Financial Measures” section of Item 7 in the 2025 Form 10-K.

Index
were determined by the Compensation Committee at the time of grant and are generally consistent with awards granted to other senior executives (except as described in note (3) below).
(2)The amounts reflect the grant date fair value of equity awards granted to the named executive officers as computed in accordance with FASB ASC Topic 718.
(3)The terms of the awards granted to Mr. Lisy are generally consistent with awards granted to other senior executives, except that, as required by the CEO Employment Agreement, if Mr. Lisy retires after age 66 (after providing the required notice), all awards will continue to vest in accordance with their original vesting schedule, subject to attainment of any applicable performance goals.
(4)For Mr. Pargac, the above awards include 16,646 unvested RSUs (reflecting his 2024 and 2025 grants outstanding) and 14,451 unvested PSUs (reflecting his 2025 grant outstanding) that were accelerated in accordance with the Separation Agreement.

Index
Outstanding Equity Awards at End of Fiscal Year 2025

	Option Awards(1)						Stock Awards(2)
Name	Grant Date	Grant Type	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Robert Lisy Chief Executive Officer and President	2/28/2022	RSA	—	—	—	—	23,350	$358,656	—	—
	3/3/2023	RSA	—	—	—	—	38,911	$597,673	—	—
	2/15/2024	RSA	—	—	—	—	74,049	$1,137,393	—	—
	3/1/2024	PSU	—	—	—	—	—	—	108,978	$1,673,902
	2/19/2025	RSA	—	—	—	—	120,859	$1,856,394	—	—
	5/1/2025	PSU	—	—	—	—	—	—	183,733	$2,822,139
Andras Bende Chief Financial Officer	2/28/2022	RSU	—	—	—	—	4,670	$71,731	—	—
	3/3/2023	RSU	—	—	—	—	7,783	$119,547	—	—
	2/15/2024	RSU	—	—	—	—	15,868	$243,732	—	—
	3/1/2024	PSU	—	—	—	—	—	$—	23,352	$358,687
	2/19/2025	RSU	—	—	—	—	24,444	$375,460	—	—
	5/1/2025	PSU	—	—	—	—	—	$—	37,160	$570,778
Joseph Aguilar President and General Manager - Latin America	6/26/2020	Option Award	31,250	—	$12.45	6/26/2030	—	—	—	—
	2/28/2022	RSU	—	—	—	—	4,670	$71,731	—	—
	3/3/2023	RSU	—	—	—	—	7,296	$112,067	—	—
	2/15/2024	RSU	—	—	—	—	10,578	$162,478	—	—
	3/1/2024	PSU	—	—	—	—	—	—	15,568	$239,124
	2/19/2025	RSU	—	—	—	—	16,296	$250,307
	5/1/2025	PSU	—	—	—	—	—	—	24,773	$380,513
Christopher Hunt Chief Operating Officer	2/28/2022	RSU	—	—	—	—	2,335	$35,866	—	—
	3/3/2023	RSU	—	—	—	—	4,621	$70,979	—	—
	2/15/2024	RSU	—	—	—	—	12,342	189,573	—	—
	3/1/2024	PSU	—	—	—	—	—	—	18,163	$278,984
	2/19/2025	RSU	—	—	—	—	24,444	375,460	—	—
	5/1/2025	PSU	—	—	—	—	—	—	37,160	$570,778
Robert Pargac Former Chief Legal Officer and Secretary (3)	N/A	RSU	—	—	—	—	—	—	—	—
	N/A	PSU	—	—	—	—	—	—	—	—

(1)The Option Awards columns reflect stock options granted to the applicable named executive officer on the dates shown, which vest and become exercisable in four equal installments beginning one year after the date of grant, subject to the named executive officers continued employment with the Company.
(2)The Stock Awards columns reflect RSUs and RSAs granted to the applicable named executive officer on the dates shown, which vest generally in four equal installments beginning one year after the date of grant, subject to the named executive officer’s continued employment with the Company. In addition, the Stock Awards column reflects PSUs granted, shown based on target performance for the 2025 and 2024 grants to the applicable named executive officer on the dates shown, which generally vest subject to attainment of performance criteria during the performance period established by the Compensation Committee. Because the performance goals for the 2023 grant were not met as of December 31, 2025, the 2023 grants are not included on the table.
(3)Effective July 25, 2025, Robert Pargac separated from the Company. Under the Separation Agreement, 16,646 unvested RSUs and 14,451 unvested PSUs were accelerated.

Index
Option Exercises and Stock Vested for 2025 Table

The following table provides additional information about the exercises of options and vesting of stock awards held by the named executive officers during the year ended December 31, 2025.

Name	Option Awards		Stock Awards
	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Robert Lisy Chief Executive Officer and President
	—	$—	89,542	$1,434,871

Andras Bende Chief Financial Officer
	—	$—	17,600	$283,756

Joseph Aguilar President and General Manager - Latin America
	—	$—	16,696	$263,740

Christopher Hunt Chief Operating Officer
	—	$—	10,524	$172,925

Robert Pargac Former Chief Legal Officer and Secretary (1)
	—	$—	33,477	$298,512

(1) Effective July 25, 2025, Robert Pargac separated from the Company. Under the Separation Agreement, 16,646 unvested RSUs and 14,451 unvested PSUs were accelerated.

Employment Agreements

Each of the named executive officers is a party to an employment agreement with the Company, summarized below.

Chief Executive Officer and President (Robert Lisy)
On February 28, 2024, Intermex Holdings, Inc. (“Holdings”) entered into an amended and restated employment agreement with Mr. Lisy, which was effective as of January 1, 2024 (as amended, the “CEO Employment Agreement”). The CEO Employment Agreement expires on December 31, 2027, subject to automatic one-year extensions unless either the Company or Mr. Lisy provides at least 90 days’ written notice to the other of intent not to renew the term. The CEO Employment Agreement replaced prior employment agreements between Mr. Lisy and the Company.
Per the CEO Employment Agreement, Mr. Lisy’s annualized base salary increased to an annual rate of $1,050,000 on January 1, 2025, and shall increase to an annual rate of $1,102,500 on January 1, 2026, and $1,157,625 on January 1, 2027, as long as Mr. Lisy remains employed with the Company through that time. The CEO Employment Agreement also provides that Mr. Lisy is eligible to earn a performance-based annual cash incentive. The annual cash incentive payable has an annual target of 125% of Mr. Lisy’s base salary, or $1,312,500 in 2025, and shall be conditioned on the achievement of certain performance goals, including the achievement of budgeted EBITDA (as defined in the CEO Employment Agreement), and the achievement of individual performance goals as may be reasonably agreed to by the Board and Mr. Lisy. The CEO Employment Agreement, subject to approval by the Compensation Committee, provides for an award to Mr. Lisy of restricted stock and performance stock units (“PSUs”), in each case granted under the terms of the Company’s A&R 2020 Plan and each award having a grant date value of $2,225,000 in 2025, $2,337,500 in 2026, and as determined by the Compensation Committee, but no less than $2,337,500, in 2027, in each case, as computed in accordance with U.S. GAAP. The vesting terms and performance goals are generally determined by the Compensation Committee at the time of grant of the PSUs under the A&R 2020 Plan in the first quarter of the applicable year of grant.
The CEO Employment Agreement also provides that Mr. Lisy continues to be eligible to participate in all benefit programs (excluding severance, bonus, incentive or profit-sharing plans) offered on the same basis as generally made available to other employees and vacation

Index
and reimbursement benefits customary for a chief executive officer. In addition, Mr. Lisy is also entitled to the following benefits: (a) car allowance; (b) reimbursement for legal and certain other advisory fees incurred in connection with the negotiation of the CEO Employment Agreement; (c) if obtained by Holdings during the term of Mr. Lisy’s employment, the right to acquire and assume the premium payments under any life insurance policy held by Holdings upon termination of Mr. Lisy’s employment; and (d) reimbursement for up to 20 hours per calendar year of private jet travel for reasonable and necessary business purposes. Pursuant to the CEO Employment Agreement, Mr. Lisy is subject to the following restrictive covenants: (i) non-solicitation of customers and employees of Holdings during employment and for two years thereafter; (ii) non-competition during employment and for two years thereafter; (iii) non-disclosure of confidential information for an unspecified duration; and (iv) mutual and perpetual non-disparagement. The CEO Employment Agreement also provides for severance upon a termination of employment under certain circumstances, as described below under “—Potential Payments upon Termination or Change in Control.”
Chief Financial Officer (Andras Bende)
On December 7, 2020, the Company entered into an employment agreement (the “CFO Employment Agreement”) with Mr. Bende for the position of Chief Financial Officer for an indefinite term beginning on December 7, 2020. The CFO Employment Agreement provides for an annualized base salary of $425,000 per year. Mr. Bende’s annualized base salary was increased effective January 1, 2024 to $500,000 and effective January 1, 2025 to $525,000. The CFO Employment Agreement, provided that Mr. Bende would be eligible to participate in the annual incentive compensation plan with a target bonus of 40% of base salary, and effective January 1, 2023 Mr. Bende's target bonus opportunity was increased to 60% of his base salary, payable based upon the attainment of certain performance goals, as determined by the Board in its discretion. Mr. Bende is also eligible to participate in any benefit plans (excluding severance, bonus, incentive or profit-sharing plans, unless approved or determined by the Board in its discretion) offered as in effect from time to time on the same basis as generally made available to other employees. In addition, Mr. Bende is entitled to reimbursement and vacation benefits typical for a senior executive. Pursuant to the CFO Employment Agreement, Mr. Bende is subject to the following restrictive covenants: (i) non-solicitation of customers and employees of the Company during employment and for two years thereafter; (ii) non-competition during employment and for nine months thereafter; (iii) non-disclosure of confidential information for an unspecified duration; and (iv) perpetual non-disparagement. The CFO Employment Agreement also provides for severance upon termination of employment under certain circumstances, as described below under “—Potential Payments upon Termination or Change in Control.”
Chief Operating Officer (Christopher Hunt)
On March 1, 2021, the Company entered into an Employment Agreement with Mr. Hunt for the position of Chief Information Officer, as amended on April 20, 2023 to reflect Mr. Hunt's new role and title as the Company's Chief Operating Officer (as amended, the "Hunt Employment Agreement"). The Hunt Employment Agreement provides for an annualized base salary of $310,000 per year, which was increased to $475,000 effective December 1, 2024. The Hunt Employment Agreement, provided that Mr. Hunt would be eligible to participate in the annual incentive compensation plan with a target bonus of 40% of base salary, and effective, January 1, 2023, Mr. Hunt's target bonus opportunity was increased to 50% of his base salary, payable based upon the attainment of certain performance goals, as determined by the Board in its discretion. Mr. Hunt is also eligible to participate in any benefit plans (excluding severance, bonus, incentive or profit-sharing plans, unless approved or determined by the Board in its discretion) offered as in effect from time to time on the same basis as generally made available to other employees. In addition, Mr. Hunt is entitled to reimbursement and vacation benefits typical for a senior executive. Pursuant to the Hunt Employment Agreement, Mr. Hunt is subject to the following restrictive covenants: (i) non-solicitation of customers and employees of the Company during employment and for two years thereafter; (ii) non-competition during employment and for nine months thereafter; (iii) non-disclosure of confidential information for an unspecified duration; and (iv) perpetual non-disparagement. The Hunt Employment Agreement also provides for severance upon termination of employment under certain circumstances, as described below under “—Potential Payments upon Termination or Change in Control.”
President and General Manager, Latin America (Joseph Aguilar)
On September 23, 2019, the Company entered into an employment agreement with Mr. Aguilar for the position of Chief Operating Officer for an indefinite term beginning on September 23, 2019, which was amended effective January 16, 2023 in connection with the change to Mr. Aguilar's role and title to President and General Manager, Latin America, and further amended effective November 21, 2025 in connection with the expansion of Mr. Aguilar’s role to include services and duties related to the Merger (as amended, the “Aguilar Employment Agreement”). The Aguilar Employment Agreement provides for an annualized base salary of $315,000 per year, which was increased to $440,000 per year effective January 1, 2023 and $453,200 effective January 1, 2025. The Aguilar Employment Agreement also provides that Mr. Aguilar is eligible to participate in the Company’s annual incentive compensation plan and shall have the opportunity to earn a performance based annual cash incentive with a target bonus of $100,000, and effective as of January 1, 2021, Mr. Aguilar’s, target bonus opportunity was increased to 50% of his base salary, payable based upon the attainment of certain performance goals, as determined by the Board in its discretion. Mr. Aguilar is also eligible to participate in any benefit plans (excluding severance, bonus, incentive or profit-sharing plans, unless approved or determined by the Board in its discretion) offered as in effect from time to time on the same basis as generally made available to other employees. In addition, Mr. Aguilar is entitled to reimbursement and vacation benefits typical for a senior executive. Pursuant to the Aguilar Employment Agreement, Mr. Aguilar is subject to the following restrictive covenants: (i) non-solicitation of customers and employees of the Company during employment and for three years thereafter; (ii) non-

Index
competition during employment and for nine months thereafter; (iii) non-disclosure of confidential information for an unspecified duration; and (iv) perpetual non-disparagement. The Aguilar Employment Agreement also provides for severance upon termination of employment under certain circumstances, as described below under “—Potential Payments upon Termination or Change in Control.”

Former Chief Legal Officer and Secretary (Robert Pargac)
Prior to his separation, the Company was a party to an employment agreement (the "Pargac Employment Agreement”) with Mr. Pargac for the position of General Counsel, Chief Legal Officer and Corporate Secretary for an indefinite term beginning on May 20, 2024. The Pargac Employment Agreement provided for an annualized base salary of $350,000 per year, which was increased to $357,000 effective January 1, 2025). Effective May 20, 2024, the Pargac Employment Agreement also provided that Mr. Pargac was eligible to participate in the annual incentive compensation plan, with a target bonus opportunity of 50% of his base salary, payable based upon the attainment of certain performance goals, as determined by the Board in its discretion. Mr. Pargac was also eligible to participate in any benefit plans (excluding severance, bonus, incentive or profit-sharing plans, unless approved or determined by the Board in its discretion) offered as in effect from time to time on the same basis as generally made available to other employees. In addition, Mr. Pargac was entitled to reimbursement and vacation benefits typical for a senior executive. Pursuant to the Pargac Employment Agreement, Mr. Pargac is subject to the following restrictive covenants: (i) non-solicitation of customers and employees of the Company during employment and for two years thereafter; (ii) non-competition during employment and for nine months thereafter; (iii) perpetual non-disclosure of confidential information; and (iv) perpetual non-disparagement in favor of the Company. The Pargac Employment Agreement also provided for severance upon termination of employment under certain circumstances. Effective July 25, 2025, Mr. Pargac separated from the Company.
Robert Pargac Separation Agreement
On July 26, 2025 (“Separation Date”) , Mr. Pargac and the Company entered into a Confidential Separation Agreement (“Separation Agreement”) under which Mr. Pargac separated from the Company effective immediately. In consideration for Mr. Pargac’s promises, obligations, acknowledgements, agreements, warranties and representations as set forth in the Separation Agreement, the Company agreed to pay Mr. Pargac the following:
•A lump sum payment of $323,787.00; plus
•A lump sum payment of $100,000.00; plus
•16,646 outstanding unvested RSUs as of the Separation Date became fully vested, and all other RSUs were forfeited as of the Separation Date and ineligible to vest; plus
•14,451 outstanding unvested PSUs as of the Separation Date became fully vested, and all other PSUs were forfeited as of the Separation Date and ineligible to vest.
In addition to the payments above, Mr. Pargac was also entitled to receive (i) his base salary earned through the date of termination, (ii) $21,532 of accrued and unpaid bonus relating to the second quarter of 2025 completed bonus period, (iii) 2,380 shares of the Company in settlement of RSUs that vested on the Separation Date, (iv) reimbursement for any unreimbursed business expenses properly incurred by Mr. Pargac to the extent such expenses were reimbursable under the terms of the Pargac Employment Agreement, and (v) fringe benefits in accordance with certain Company benefit plans.

Transaction Retention Bonus

In connection with the Merger with Western Union, the Compensation Committee of the Board of Directors established a retention bonus program (the “Retention Bonus Program”) in order to encourage certain key employees to remain with the Company and continue to contribute to its success through and after the consummation of the Merger and, if the Merger is not consummated, to reward participants for their contributions if they remain with the Company through February 10, 2027 (the “Retention Date”). Pursuant to the Retention Bonus Program, certain of Intermex’s key employees, including each of the Company executive officers, may receive awards in the aggregate amount of up to $5,055,000. If the Closing occurs prior to the Retention Date, the amounts payable under the Retention Bonus Program will be paid out as follows: 50% on or as soon as reasonably practicable following the date of Closing, and 50% on or as soon as reasonably practicable following the six-month anniversary of the date of Closing. If the Closing does not occur on or prior to the Retention Date, then the aggregate amount of the Retention Payment will be paid in a lump sum on the Retention Date, in each case, subject to continued employment through the applicable payment date.

If the employment of a participant in the Retention Bonus Program with Intermex, Western Union, or any of their respective subsidiaries is terminated without cause or due to such individual’s death or disability or if the participant resigns for good reason (each as defined in the Retention Bonus Program) prior to the earlier of the Retention Date or the six-month anniversary of the Closing, then, subject to the execution and effectiveness of a waiver and release of claims in favor of Intermex, Western Union, or any of their respective subsidiaries,

Index
the participant would receive a retention bonus payment within thirty (30) days following such termination of employment (reduced by any previously delivered retention bonus payment).

The payments to be paid to the named executive officers under the Retention Bonus Program (“Retention Payments”) are as follows:

Named Executive Officer	Retention Payment
Robert Lisy	$1,000,000
Andras Bende	$525,000
Joseph Aguilar	$300,000
Christopher Hunt	$475,000
Robert Pargac (1)	$—

(1) Effective July 25, 2025, Robert Pargac separated from the Company, and he is therefore not entitled to any retention bonus payments.

Potential Payments upon Termination or Change in Control

Severance under Employment Agreements

Pursuant to the terms of the employment agreements with Messrs. Lisy, Bende, Hunt and Aguilar, the named executive officers are entitled to receive certain payments in connection with certain termination events.
Chief Executive Officer and President (Robert Lisy)
In the event that (i) Mr. Lisy is terminated other than for Cause, Disability (as such terms are defined in the CEO Employment Agreement) or death, (ii) if Mr. Lisy resigns for Good Reason (as defined in the CEO Employment Agreement) or (iii) Mr. Lisy’s employment is terminated pursuant to the Company providing notice of non-renewal of the term of the CEO Employment Agreement, Mr. Lisy is entitled to an amount equal to two times the sum of Mr. Lisy’s base salary and Mr. Lisy’s target bonus payable in equal installments over the two year period following termination and any other Accrued Rights (as defined in the CEO Employment Agreement). In the event Mr. Lisy’s employment is terminated: for Cause (as defined in the CEO Employment Agreement), due to Mr. Lisy's resignation without Good Reason or not due to his retirement, or due to Mr. Lisy's Disability or death, Mr. Lisy would be entitled to receive any base salary through the date of termination that remains unpaid as of the date of termination, any accrued and unpaid bonus for any previously completed year that Mr. Lisy is entitled to receive as of the date of termination, and any other Accrued Rights (as defined in the CEO Employment Agreement).
If Mr. Lisy retires (resignation after attainment of age 66 and providing six months’ notice), then outstanding awards granted under the long term incentive program will continue to vest in accordance with their original vesting schedule, subject to attainment of any applicable performance goals.
Pursuant to the CEO Employment Agreement, in the event that any of the payments or benefits provided by Holdings to Mr. Lisy (whether pursuant to the terms of the CEO Employment Agreement or any equity compensation or other agreement with Holdings) would constitute “parachute payments” (“Parachute Payments”) within the meaning of Section 280G of the Code, and would be subject to the excise tax imposed under Section 4999 of the Code or any interest or penalties with respect to such excise tax (collectively, the “Excise Tax”), then such Parachute Payments to be made to Mr. Lisy shall be payable either (1) in full or (2) as to such lesser amount which would result in no portion of such Parachute Payments being subject to the Excise Tax, whichever of the foregoing amounts, taking into account the applicable federal, state and local income taxes and the Excise Tax, results in Mr. Lisy’s receipt on an after-tax basis, of the greatest amount of economic benefits under the CEO Employment Agreement, notwithstanding that all or some portion of such benefits may be subject to the Excise Tax. If a reduction in the Parachute Payment is necessary, then the reduction shall occur in accordance with the terms of the CEO Employment Agreement.
Other Named Executive Officers
In the event that Messrs. Bende, Aguilar, Hunt or Pargac is terminated other than for Cause, Disability (as such terms are defined in the individual’s employment agreement) or death, or if the named executive officer resigns for Good Reason (as defined in the individual’s employment agreement), he is entitled to base salary continuation for nine months, a payment equal to a pro-rata portion of his target bonus for the year in which termination occurs (less any bonus amounts already paid for such year) and any other Accrued Rights (as defined in the individual’s employment agreement). In the event the named executive officer’s employment is terminated for Cause due to the named executive officer’s resignation without Good Reason, or due to the named executive officer’s Disability or death, the named executive officer would be entitled to any base salary through the date of termination that remains unpaid as of the date of termination, any

Index
accrued and unpaid bonus for any previously completed bonus period that the named executive officer’s is entitled to receive as of the date of termination, and any other Accrued Rights.
Treatment of Equity.
In addition to the rights described above upon certain terminations, termination of a named executive officer’s employment due to death or disability will result in accelerated vesting of outstanding awards under the A&R 2020 Plan, although the number of any outstanding PSUs that vest depends on when the termination occurs during the applicable vesting period (either 100% of target or based on attainment of performance goals).
In the event of a change in control (as defined in the 2018 Omnibus Plan) of Holdings, the named executive officer would be entitled to a full vesting of all options outstanding under the 2018 Omnibus Plan. Awards granted under the standard form of RSU award agreements under the A&R 2020 Plan provide that upon a change in control (as defined in the 2020 Plan) of Holdings or the Company, as applicable, all awards will vest for a named executive officer if (a) the award is not assumed in the change in control or (b) the award is assumed in the change in control but within two years following the change in control the named executive officer’s employment is terminated without Cause (as defined in the A&R 2020 Plan form of award agreement).
For PSU awards under the A&R 2020 Plan standard form, if a change in control (as defined in the 2020 Plan) of Holdings or the Company, as applicable, occurs, the PSUs will generally convert into RSUs if the award is assumed in the change in control and the RSUs will continue to vest either based on target or based on attainment of performance goals through the change in control, but the other vesting rules applicable to RSU awards under the A&R 2020 Plan will then apply (either full acceleration of vesting if no assumption of the RSU in the change in control or full acceleration of vesting following a termination without Cause within 2 years following the change in control). In addition, in the event of a termination without Cause (as defined in the A&R 2020 Plan form PSU agreement) after the first year of the performance period, a pro rata portion of the PSUs may vest depending upon attainment of performance goals identified in the PSU agreement. In addition to the above, the awards for Mr. Lisy contain vesting rights in the event of retirement and differences in the timing of settlement. Awards of RSUs and PSUs granted to other named executive officers each contain the terms set forth in the standard form of RSU and PSU agreement, as applicable.
The following table identifies potential payments that would be made to our named executive officers upon a termination of employment, including in the event of a termination following a Change in Control, assuming a termination on December 31, 2025. All severance is subject to the applicable named executive officer signing a release in favor of the Company. See Outstanding Equity Awards At End of Fiscal Year 2025 Table above for a list of unvested equity awards at the end of 2025.

Named Executive Officer	Severance Term	Cash Severance ($)	Total value of Outstanding Stock Awards that will vest ($) (1)	Total value of Benefits ($)
Robert Lisy
Upon Termination without Cause or with Resignation for Good Reason (2)	2 years	$4,725,000	$1,115,935	$5,840,935
Upon Death (3)	—	$—	$5,624,018	$5,624,018
Upon Disability (3)	—	$—	$5,624,018	$5,624,018
Resignation Other than Retirement or Good Reason	—	$—	$—	$—
Upon retirement (4)	—	$—	$5,624,018	$5,624,018
Upon Termination without Cause or with Resignation for Retirement Prior to Second Anniversary of a Change-in-Control (Equity awards assumed by Buyer) (5)	2 years	$4,725,000	$5,624,018	$10,349,018
Upon Change-in-Control (Equity awards not assumed by Buyer) (6)	—	$—	$5,624,018	$5,624,018

Andras Bende
Upon Termination without Cause or with Resignation for Good Reason (2)	9 months	$708,750	$239,124	$947,874
Upon Death or Disability (3)	—	$—	$1,739,935	$1,739,935
Upon Resignation Other than Retirement or Good Reason	—	$—	$—	$—

Index

Upon Termination without Cause Prior to Second Anniversary of a Change-in-Control (Equity awards assumed by Buyer) (5)	9 months	$708,750	$1,739,935	$2,448,685
Upon Change-in-Control (Equity awards not assumed by Buyer) (6)	—	$—	$1,739,935	$1,739,935

Joseph Aguilar
Upon Termination without Cause or with Resignation for Good Reason (2)	9 months	$566,500	$159,416	$725,916
Upon Death or Disability (3)	—	$—	$1,216,220	$1,216,220
Upon Resignation Other than for Good Reason	—	$—	$—	$—
Upon Termination without Cause Prior to Second Anniversary of a Change-in-Control (Equity awards assumed by Buyer) (5)	9 months	$566,500	$1,216,220	$1,782,720
Upon Change-in-Control (Equity awards not assumed by Buyer) (6)	—	$—	$1,216,220	$1,216,220

Christopher Hunt
Upon Termination without Cause or with Resignation for Good Reason (2)	9 months	$593,750	$185,989	$779,739
Upon Death or Disability (3)	—	$—	$1,521,638	$1,521,638
Upon Resignation Other than for Good Reason	—	$—	$—	$—
Upon Termination without Cause Prior to Second Anniversary of a Change-in-Control (Equity awards assumed by Buyer) (5)	9 months	$593,750	$1,521,638	$2,115,388
Upon Change-in-Control (Equity awards not assumed by Buyer) (6)	—	$—	$1,521,638	$1,521,638

Robert Pargac (7)
Upon Termination without Cause or with Resignation for Good Reason (2)	9 months	$446,250	$—	$446,250

(1)    The values in this column represent (x) the fair market value using the closing price of our stock on December 31, 2025 (the last Nasdaq trading day in 2025), of $15.36 (the “Year End Price”) of all unvested PSUs, RSUs and RSAs, plus, in the case of options, (z) the spread between the Year End Price and the exercise price for all outstanding options, in each case, to the extent they would have vested on December 31, 2025 upon the termination or change of control event.
(2)    In a termination without cause or for good reason, the named executive officer will receive any cash compensation to which he would be entitled as of his termination date. As provided in Mr. Lisy's employment agreement, upon termination without cause or for good reason, the Company shall pay Mr. Lisy an amount equal to two times the sum of his base salary plus target bonus payable in equal installments during the two-year period following such termination of employment. As provided in the other named executive officer's employment agreements, upon termination without cause or good reason, the Company shall continue to pay the named executive officer’s base salary through the period of time ending nine (9) months after the date of named executive officer’s termination of employment, payable in installments at the same times at which and in the same manner in which such base salary would have been payable to the named executive officer had a termination of employment not occurred. The named executive officers other than Mr. Lisy will also be entitled to a pro rata target bonus for the year of termination (reduced by amounts previously paid) payable over nine (9) months following termination. There is no accelerated vesting of any equity upon a termination of employment by any executive for good reason. For purposes of determining the number of shares that would be distributable upon vesting, the actual performance for the 2025 year was taken into account for the PSUs granted in 2024 since the full year had been completed, but for PSU awards granted in 2025, the full award was treated as forfeited. The amounts payable over time have not been reduced to present value.
(3) In a termination upon death or disability, the named executive officer or named executive officer's estate, as the case may be, will receive any cash compensation to which he would be entitled at termination date. In addition, termination of a named executive officer’s employment due to death or disability will result in accelerated vesting of outstanding awards under the A&R 2020 Plan

Index
(the number of any outstanding PSUs that vest is based on 100% of the target award, unless the death or disability is after the applicable performance period has ended in which case the payment is based on the certified performance – and the calculations assume the actual performance would be used for the PSUs granted in 2025 and 2024). The amounts payable over time have not been reduced to present value.
(4) Retirement means a resignation by Mr. Lisy (other than for Good Reason) after his sixty-sixth birthday and that is effective after providing six months’ notice of such resignation to the Company. If Mr. Lisy resigns for retirement, outstanding awards granted under the Holdings long-term incentive program will continue to vest in accordance with their original vesting schedule, subject to attainment of any applicable performance goals. The calculations assume achievement of 100% of target for the PSUs granted in 2025 and 2024. The amounts payable over time have not been reduced to present value.
(5) Calculations assume a Change in Control on December 31, 2025 and a termination without Cause on the same date with the equity awards assumed by the buyer. The calculations assume achievement of 100% of target for the PSUs granted in 2025 and 2024. The amounts payable over time have not been reduced to present value.
(6) Calculations assume a Change in Control on December 31, 2025, no termination of employment, and the buyer does not assume any equity awards. The calculations assume achievement of 100% of target for the PSUs granted in 2025 and 2024. For RSUs, the calculation assumes that all RSUs will become fully vested upon the Change in Control. The amounts payable over time have not been reduced to present value.
(7) Effective July 25, 2025, Mr. Pargac separated from the Company. Therefore, the calculation assumes termination without cause or with resignation for good reason.
Compensation of Directors

The directors for fiscal year 2025 included Robert Lisy, Adam Godfrey, John Rincon, Debra Bradford, Bernardo Fernández, Karen Higgins-Carter, Michael Purcell and Laura Maydón. The following independent non-employee directors of the Company, Debra Bradford, Bernardo Fernández, Karen Higgins-Carter, Laura Maydón, Adam Godfrey, Michael Purcell and John Rincon, received compensation for their service as directors for the fiscal year ended December 31, 2025.

The Company’s director compensation program is reviewed periodically by the Compensation Committee in consultation with the Compensation Consultant to ensure competitiveness and maintain the program into closer alignment with the market median for comparable companies. For 2025, the compensation of the independent non-employee directors was as shown in the table below:

	Annual Cash Retainer ($)	Equity(1) ($)		Total ($)
All Independent Non-Employee Directors	$65,000	$150,000	(2)	$215,000
Lead Independent Director	$50,000	$50,000	(3)	$100,000
Chair of the Audit Committee	$12,500	$12,500	(3)	$25,000
Chair of the Compensation Committee	$10,000	$10,000	(3)	$20,000
Chair of the Nominating and Corporate Governance Committee	$8,000	$8,000	(3)	$16,000
Non-Chair Members of Audit Committee	$12,500	$—		$12,500
Non-Chair Members of Compensation Committee	$10,000	$—		$10,000
Non-Chair Members of Nominating and Corporate Governance Committee	$8,000	$—		$8,000
(1)Equity-based awards are granted pursuant to the A&R 2020 Plan.
(2)Payable on an annual basis in an equity-based award that vests on the one-year anniversary of the grant date or, if earlier, the day immediately prior to the annual meeting of stockholders of the Company following the grant date.
(3)Payable on a quarterly basis in an award of restricted stock that vests at the end of each quarter.

Index
Also, all members of our Board of Directors are reimbursed for their usual and customary expenses incurred in connection with attending all Board and other committee meetings.

Director Compensation Table for Fiscal Year 2025

The following table sets forth information for the year ended December 31, 2025 regarding the actual compensation awarded to, earned by or paid to our independent non-employee directors:

Director(1)	Fees earned or paid in cash ($)(4)	Stock awards ($)(2)(3)	Total ($)
Debra Bradford	$158,000	$160,000	$318,000
Bernardo Fernández	$85,500	$150,000	$235,500
Adam Godfrey	$160,500	$150,000	$310,500
Karen Higgins-Carter	$85,500	$150,000	$235,500
Laura Maydón	$83,000	$158,000	$241,000
Michael Purcell	$310,500	$212,500	$523,000
John Rincon	$87,500	$150,000	$237,500
(1)Does not include any directors who also serve as officers of the Company, as these directors do not receive compensation for their service on the Board of Directors.
(2)Amounts shown in this column represent the grant date fair value of (a) restricted stock units granted to and (b) restricted stock awards issued to each of the Company’s independent directors during fiscal year 2025 as computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions made in the valuation reflected in these columns, see Note 14 to the Consolidated Financial Statements in the 2025 Form 10-K.
(3)As of December 31, 2025, each of the independent directors held 14,867 unvested restricted stock units, which vest on June 20, 2026.
(4)Amounts shown in this column include fees earned by Ms. Bradford and, Messrs. Purcell and Godfrey in the amounts of $75,000, $165,000 and $75,000, respectively, for serving as members of the Board's Strategic Alternatives Committee.

2025 Pay Versus Performance
In accordance with rules adopted by the Securities and Exchange Commission pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, we are providing the following disclosure regarding executive compensation for our principal executive officer (“PEO”) and Non-PEO named executive officers and Company performance for the fiscal years listed below. The Compensation Committee did not consider the pay versus performance disclosure below in making its pay decisions for any of the years shown.

Year	Summary Compensation Table Total for PEO Robert Lisy[1] ($)	Compensation Actually Paid to PEO Robert Lisy[1,2,3] ($)	Average Summary Compensation Table Total for Non-PEO Named Executive Officers[1] ($)	Average Compensation Actually Paid to Non-PEO Named Executive Officers[1,2,3] ($)	Value of initial fixed $100 investment based on4:		Net income (in millions)	Adjusted EBITDA ($)[5] (in millions)
					Total Shareholder Return ("TSR") ($)	Peer Group Total Shareholder Return ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
2025	$5,829,997	$6,479,767	$1,438,412	$1,517,149	$98.9	$58.2	$32.7	$96.9
2024	$6,042,098	$2,571,791	$1,222,554	$724,915	$134.2	$76.5	$58.8	$121.3
2023	$6,127,308	$4,372,216	$1,217,425	$877,054	$142.3	$73.7	$59.5	$120.0
2022	$5,842,214	$9,064,926	$1,229,430	$1,879,209	$157.0	$66.6	$57.3	$105.2
2021	$5,004,460	$5,776,170	$1,241,362	$1,382,164	$102.8	$85.1	$46.8	$86.7

Index
1. Robert Lisy was our PEO in 2021, 2022, 2023, 2024, and 2025. The individuals constituting the Non-PEO named executive officers for each year presented are listed below:

2021	2022	2023	2024	2025
Andras Bende	Andras Bende	Andras Bende	Andras Bende	Andras Bende
Joseph Aguilar	Joseph Aguilar	Joseph Aguilar	Joseph Aguilar	Joseph Aguilar
Randall D. Nilsen	Randall D. Nilsen	Christopher Hunt	Christopher Hunt	Christopher Hunt
	Ernesto Luciano	Randall D. Nilsen	Robert Pargac	Robert Pargac
Ernesto Luciano
2. The amounts shown for Compensation Actually Paid have been calculated in accordance with Item 402(v) of Regulation S-K and do not reflect compensation actually earned, realized, or received by the Company’s named executive officers. These amounts reflect the Summary Compensation Table Total with certain adjustments as described in footnote 3 below.
3. Compensation Actually Paid reflects the exclusions and inclusions of certain amounts for the PEO and the Non-PEO named executive officers as set forth below. Equity values are calculated in accordance with FASB ASC Topic 718. Amounts in the Exclusion of Stock Awards column are the totals from the Stock Awards column set forth in the Summary Compensation Table.

Year	Summary Compensation Table Total for Robert Lisy ($)	Exclusion of Stock Awards for Robert Lisy ($)	Inclusion of Equity Values for Robert Lisy ($)	Compensation Actually Paid to Robert Lisy ($)
2025	$5,829,997	$4,450,000	$5,099,770	$6,479,767
2024	$6,042,098	$4,200,000	$729,693	$2,571,791
2023	$6,127,308	$4,000,000	$2,244,908	$4,372,216
2022	$5,842,214	$3,000,000	$6,222,712	$9,064,926
2021	$5,004,460	$2,500,013	$3,271,723	$5,776,170

Year	Average Summary Compensation Table Total for Non-PEO Named Executive Officers ($)	Average Exclusion of Stock Awards for Non-PEO Named Executive Officers ($)	Average Inclusion of Equity Values for Non-PEO Named Executive Officers ($)	Average Compensation Actually Paid to Non-PEO Named Executive Officers ($)
2025	$1,438,412	$756,458	$835,194	$1,517,149
2024	$1,222,554	$650,000	$152,362	$724,915
2023	$1,217,425	$620,000	$279,629	$877,054
2022	$1,229,430	$525,000	$1,174,779	$1,879,209
2021	$1,241,362	$541,445	$682,247	$1,382,164
The amounts in the Inclusion of Equity Values in the tables above are derived from the amounts set forth in the following tables:

Year	Year-End Fair Value of Equity Awards Granted During Year That Remained Unvested as of Last Day of Year for Robert Lisy ($)	Change in Fair Value from Last Day of Prior Year to Last Day of Year of Unvested Equity Awards for Robert Lisy ($)	Change in Fair Value from Last Day of Prior Year to Vesting Date of Unvested Equity Awards that Vested During Year for Robert Lisy ($)	Fair Value at Last Day of Prior Year of Equity Awards Forfeited During Year for Robert Lisy ($)	Total - Inclusion of Equity Values for Robert Lisy ($)
2025	$4,678,533	$928,281	$(507,044)	$—	$5,099,770
2024	$2,056,567	$(1,054,087)	$(272,787)	$—	$729,693
2023	$2,613,002	$(22,719)	$(345,376)	$—	$2,244,908
2022	$3,980,352	$2,040,199	$202,162	$—	$6,222,712
2021	$4,223,734	$(633,177)	$(318,834)	$—	$3,271,723

Index

Year	Average Year-End Fair Value of Equity Awards Granted During Year That Remained Unvested as of Last Day of Year for Non-PEO Named Executive Officers ($)	Average Change in Fair Value from Last Day of Prior Year to Last Day of Year of Unvested Equity Awards for Non-PEO Named Executive Officers ($)	Average Change in Fair Value from Last Day of Prior Year to Vesting Date of Unvested Equity Awards that Vested During Year for Non-PEO Named Executive Officers (6) ($)	Average Fair Value at Last Day of Prior Year of Equity Awards Forfeited During Year for Non-PEO Named Executive Officers ($)	Total - Average Inclusion of Equity Values for Non-PEO Named Executive Officers ($)
2025	$722,819	$113,487	$(1,111)	$—	$835,194
2024	$319,579	$(133,063)	$(34,154)	$—	$152,362
2023	$347,325	$(4,751)	$(62,945)	$—	$279,629
2022	$696,562	$445,526	$32,692	$—	$1,174,779
2021	$933,383	$(189,066)	$(62,070)	$—	$682,247
4. The Peer Group Total Shareholder Return (“TSR”) set forth in this table utilizes a group comprising publicly-traded companies in the money remittance and payment industries: MoneyGram, Euronet, Remitly and Western Union. This peer group is also utilized in the stock performance graph required by Item 201(e) of Regulation S-K included in our 2025 Form 10-K. The comparison assumes $100 was invested for the period starting December 31, 2020, through the end of the listed year in the Company and in the Peer Group, respectively. For the Peer Group, TSR for MoneyGram was calculated through June 1, 2023, the day it became a private company. Historical stock performance is not necessarily indicative of future stock performance.
5. Adjusted EBITDA is as defined and reconciled to the most directly comparable GAAP Measure in the “Non-GAAP Financial Measures” section of Item 7 in the 2025 Form 10-K. We determined Adjusted EBITDA to be the most important financial performance measure used to link Company performance to Compensation Actually Paid to our PEO and Non-PEO NEOs in 2025 because this is the primary metric in our annual incentive program, a key input of adjusted EPS performance which is used in the PSU program and is the metric most strongly correlated to stock price performance. We may determine a different financial performance measure to be the most important financial performance measure in future years.
6. .Average fair value calculation includes $68,958 in incremental fair value associated with the acceleration of Mr. Pargac's outstanding 2025 RSUs and PSUs grants and outstanding 2024 RSUs, as detailed in the footnotes of the 2025 Grants of Plan-Based Awards Table and his Separation Agreement.

2025 Performance Measures
The following is a list of the most important performance measures used by the Company to link compensation actually paid to the named executive officers for 2025, to the Company’s performance:
•Adjusted EBITDA; and
•Adjusted Earnings Per Share - Basic
Description of Relationship Between PEO and Non-PEO Named Executive Officer Compensation Actually Paid and TSR
The following chart sets forth the relationship between Compensation Actually Paid to our PEO, the average of Compensation Actually Paid to our other named executive officers, and the Company’s cumulative TSR over the four most recently completed fiscal years. The chart also provides a comparison of the Company’s TSR and Peer Group TSR.

Index
Description of Relationship Between PEO and Non-PEO Named Executive Officer Compensation Actually Paid and Net Income
The following chart sets forth the relationship between Compensation Actually Paid to our PEO, the average of Compensation Actually Paid to the Non-PEO, and our Net Income during the four most recently completed fiscal years.

Compensation Actually Paid versus GAAP Net Income 2021-2025
$70
$60
$50
$40
$30
$20
$10
$0
GAAP Net Income ($ Mil.)
$10
$8
$6
$4
$2
$0
Compensation Actually Paid ($ Mil.)
$5.8
$1.4
$46.8
$9.1
$1.9
$57.3
$4.4
$0.9
$59.5
$2.6
$0.7
$58.8
$6.5
$1.5
$32.7
2021
2022
2023
2024
2025
CEO CAP
Avg. Other NEO CAP
GAAP Net Income

Description of Relationship Between PEO and Non-PEO Named Executive Officer Compensation Actually Paid and Adjusted EBITDA
The following chart sets forth the relationship between Compensation Actually Paid to our PEO, the average of Compensation Actually Paid to the Non-PEOs, and Adjusted EBITDA over the four most recently completed fiscal years.

Index
CEO Pay Ratio
As required by Section 953(b) of the Dodd-Frank Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees to that of Robert Lisy, our Chief Executive Officer, President and Chairman of the Board of Directors.
The 2025 annual total compensation of the median employee identified by the Company (as described below) was $19,362, and the 2025 annual total compensation of our CEO as described on page 15 in the Summary Compensation Table (“SCT”) was $5,829,997. Based on this information, for 2025, the ratio of the annual total compensation of our CEO to the median annual total compensation of all employees was 301 to 1.
To identify the median employee, we began with our employee population (comprising both full-time and part-time employees) as of December 31, 2025, which consisted of 1,260 individuals (excluding our CEO), with 41.8% of employees located in the United States and 58.2% located outside of the United States (for further information on our employee population, refer to Item 1, Business, in the 2025 Form 10-K.
We then identified the median employee using total cash compensation for this population for the 12-month period ending December 31, 2025, comprising of (1) base pay; (2) bonuses; (3) commissions; and (4) any other cash payments, as applicable, as reflected in our payroll records as reported to the Internal Revenue Service on Form W-2 for U.S. employees, as well as our payroll records for all non-U.S. employees. We did not make any assumptions, adjustments, or estimates with respect to this compensation measure and we did not annualize compensation for any employee, including employees that were not employed by us for all of 2025.
After identifying the median employee as a full-time, salaried employee located in Mexico, we calculated this employee's 2025 annual total compensation based on the SCT rules used for our NEOs.
Due to the use by other companies of estimates, assumptions, adjustments, and statistical sampling permitted by SEC rules, pay ratio disclosures generally may involve a degree of imprecision. Accordingly, our pay ratio is merely a reasonable estimate calculated in a manner consistent with SEC rules and may not be comparable to the pay ratio disclosures of other companies.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our outstanding shares of common stock as of April 20, 2026 by: (a) each person or “group” (as such term is used in Section 13(d)(3) of the Exchange Act) who is known by us to beneficially own 5% or more of our shares of common stock, (b) each of our directors and each of our named executive officers, and (c) all

Index
of our directors and executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all of the common stock owned by them.

Unless otherwise provided, beneficial ownership of common stock of the Company is based on 30,116,923 shares of common stock of the Company outstanding as of April 20, 2026.

	Number of Shares of Common Stock Beneficially Owned (1)	Percentage of Common Stock Beneficially Owned (2)
Name of Beneficial Owners
Directors and Executive Officers:(3)
Robert Lisy(4)	798,825	2.7%
Andras Bende(5)	83,234	*
Joseph Aguilar(6)	115,063	*
Christopher Hunt(7)	38,626	*
Robert Pargac	18,445	*
Debra Bradford(8)	24,750	*
Bernardo Fernández(9)	23,606	*
Adam Godfrey(10)	92,164	*
Karen Higgins-Carter(11)	11,064	*
Michael Purcell(12)	70,765	*
Laura Maydón(13)	33,368	*
John Rincon(14)	300,588	1.0%
All current directors and executive officers as a group (11 individuals)	1,592,053	5.3%

Five Percent Holders:

BlackRock, Inc.(15)	2,552,870	8.5%
Magnetar Financial LLC(16)	1,790,158	5.9%
AllianceBernstein L.P.(17)	2,060,904	6.8%

•Less than 1 percent.
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
(2)In calculating the percentage ownership or percent of equity vote for a given individual or group, the number of common shares outstanding includes unissued shares subject to options, warrants, rights or conversion privileges, exercisable within 60 days of April 20, 2026, held by such individual or group, but are not deemed outstanding by any other person or group.
(3)Unless otherwise noted, the business address of each of the directors and executive officers is 9100 South Dadeland Blvd., Suite 1100, Miami, Florida 33156.
(4)Includes (i) 322,531 shares held by Hawk Time Enterprises, LLC, a Delaware limited liability company (“Hawk Time”), (ii) 221,532 shares held by the Robert Lisy Family Revocable Living Trust (the “Lisy Trust”), (iii) 55,000 shares held by High & Mighty Records, LLC (H&M), and (iv) 199,762 shares held by Mr. Lisy. Mr. Lisy is the sole manager of Hawk Time, the sole trustee of the Lisy Trust, and the sole manager and 50% owner of H&M. Excludes 460,111 shares and 292,711 shares deliverable within 30 days after vesting of awards of restricted stock and performance-based restricted stock units, respectively.
(5)Excludes 90,682 and 60,512 shares deliverable within 30 days after vesting of awards of restricted stock units and performance-based restricted stock units, respectively.

Index
(6)Includes 31,250 shares issuable upon exercise of options that are exercisable within 60 days of April 20, 2026. Excludes 61,508 and 40,341 shares deliverable within 30 days after vesting of awards of restricted stock units and performance-based restricted stock units, respectively.
(7)Excludes 86,750 and 55,323 shares deliverable within 30 days after vesting of awards of restricted stock units and performance-based restricted stock units, respectively.
(8)Excludes 14,867 shares deliverable within 30 days after vesting of restricted stock units and 159 restricted stock awards, respectively.
(9)Excludes 14,867 shares deliverable within 30 days after vesting of restricted stock units.
(10)Represents (i) 8,335 shares held by Mr. Godfrey, (ii) 81,066 shares held by RYALCO Partners over which Mr. Godfrey has sole voting and dispositive power and (iii) 2,763 shares held by the Constance P Godfrey Living POA Trust over which Mr. Godfrey has shared voting and dispositive power. Excludes 14,867 shares deliverable within 30 days after vesting of restricted stock units.
(11)Excludes 14,867 shares deliverable within 30 days after vesting of restricted stock units.
(12)Excludes 14,867 shares deliverable within 30 days after vesting of restricted stock units and 989 restricted stock awards, respectively.
(13)Excludes 14,867 shares deliverable within 30 days after vesting of restricted stock units and 127 restricted stock awards, respectively.
(14)Includes (i) 45,300 shares held by Mr. Rincon and (ii) 255,288 shares held by Latin American Investment Holdings, Inc. Mr. Rincon owns 100% of Latin American Investment Holdings, Inc. Excludes 14,867 shares deliverable within 30 days after vesting of restricted stock units.
(15)Based solely on the information contained in the Schedule 13G filed, as amended, with the SEC on January 26, 2024 by BlackRock, Inc. (“BlackRock”), BlackRock is the beneficial owner of 2,552,870 shares with sole voting power over 2,510,536 shares, sole dispositive power over 2,552,870 shares, and no shared voting or dispositive power over any shares. The shares were acquired by the following subsidiaries of BlackRock: Aperio Group, LLC, BlackRock Advisors, LLC, BlackRock Asset Management Canada Limited, Blackrock Investment Management (Australia) Limited, BlackRock Fund Advisors, BlackRock Asset Management Ireland Limited, BlackRock Institutional Trust Company, National Association, BlackRock Financial Management, Inc., BlackRock Fund Managers Ltd, BlackRock Japan Co., Ltd., BlackRock Asset Management Schweiz AG, and BlackRock Investment Management, LLC. The address for BlackRock is 50 Hudson Yards, New York, NY 10001.
(16)Based solely on the information contained in the Schedule 13D filed, as amended, with the SEC on September 11, 2025, by Magnetar Financial LLC, Magnetar Capital Partners LP, Supernova Management LLC, and David J. Snyderman (the “Magnetar Reporting Persons”). Each Magnetar Reporting Person may be deemed to be the beneficial owner of 1,790,158 shares with shared voting and dispositive power over 1,790,158 shares. The address for the Magnetar Reporting Persons is 1603 Orrington Avenue, 13th Floor, Evanston, IL, 60201.
(17)Based solely on the information contained in the Schedule 13G filed with the SEC on November 14, 2025 by AllianceBernstein L.P. ("AllianceBernstein"): AllianceBernstein is the beneficial owner of 2,060,904 shares with sole voting power over 1,302,573 shares, sole dispositive power over 2,060,904 shares, and no shared voting or dispositive power over any shares. The address for AllianceBernstein is 501 Commercial Street, Nashville, TN 37203.

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

Index
In assessing a related party transaction brought before it for approval, the Audit Committee considers, among other factors it deems appropriate, whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction. The Audit Committee may then approve or disapprove the transaction in its discretion.
Certain Related Person Transactions

Since the beginning of the fiscal year ended December 31, 2025, there has not been, nor is there, any currently proposed transaction or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeded or exceeds $120,000 and in which any related person had, has or will have a direct or indirect material interest, other than as set forth in the sections captioned “Executive Compensation”, “Director Compensation Table” and “Security Ownership of Certain Beneficial Owners and Management” in this document, or as disclosed below.

Share Repurchase Transactions

On March 12, 2025, the Company entered into a share repurchase agreement with Latin American Investment Holdings, Inc. (“LAIH”) for the purchase of 100,000 shares of the Company’s common stock in a privately-negotiated transaction. The price per share for such share repurchase was equal to $13.30, which represented a discount of 2.6% from the last reported sale price as reported on the Nasdaq Stock Market (“Nasdaq”) of the Company’s common stock on March 10, 2025, for a total purchase price of approximately $1.3 million. One of the Company’s directors, John Rincon, is the sole owner and director of LAIH.
Director Independence

As a result of our common stock being listed on Nasdaq, we adhere to the rules of such exchange in determining whether a director is independent. Nasdaq listing rules require that a majority of the board of directors of a company listed on Nasdaq be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that Debra Bradford, Bernardo Fernández, Adam Godfrey, Karen Higgins-Carter, Laura Maydón, Michael Purcell and John Rincon are currently independent directors under the Nasdaq listing rules. In making these determinations, our Board of Directors considered the current and prior relationships that each non-employee director had with the Company and all other facts and circumstances our Board of Directors deemed relevant in determining independence, including the beneficial ownership of our common stock by each non-employee director and the transactions involving them, including those transactions set forth in this "Certain Relationships and Related Transactions, and Director Independence" section of this Amendment, as previously disclosed with the SEC. In addition, Mr. Purcell serves as the Lead Independent Director.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The following tables present fees for professional audit services rendered by BDO USA, P.C. for the audit of the Company’s annual financial statements for the years ended December 31, 2025 and 2024, and fees billed for the other services rendered during those periods.

	2025	2024
Audit fees (1)	$1,317,659	$1,160,100
Audit-related fees (2)	$30,000	$70,739
Total fees (3)	$1,347,659	$1,230,839

(1)Audit Fees
Audit fees include the aggregate fees for the audit of our annual consolidated financial statements included in our Forms 10-K and the reviews of each of the quarterly consolidated financial statements included in our Forms 10-Q, as well as work generally only the independent registered certified public accountants can reasonably be expected to provide, such as statutory and other audit work performed with respect to certain of our subsidiaries. Such audit fees also include professional services for comfort letters, consents and reviews of documents filed with the SEC.
(2)Audit-Related Fees
Audit-related fees primarily include fees, not included in “Audit Fees” above, for assurance and related services traditionally performed by the independent auditor. These services included, among others, due diligence related to transactions or events, including acquisitions, and attest services related to financial reporting that are not required by statute or regulation.

Index
(3)Total Fees
No tax fees (such as fees regarding assistance with tax compliance services, preparation of tax returns, tax planning, and providing tax guidance) or other fees (such as any other fees billed for products and services other than the services described under audit fees, audit-related fees and tax fees) were provided in the relevant periods.
Pre-Approval Policies and Procedures

All of the fees described above were approved by the Audit Committee. The Audit Committee is responsible for overseeing the audit fee negotiations associated with the retention of BDO USA, P.C. to perform the audit of our annual consolidated financial statements. The Audit Committee has adopted a pre-approval policy under which the Audit Committee approves in advance all audit and non-audit services to be performed by our independent auditors. As part of its pre-approval policy, the Audit Committee considers whether the provision of any proposed non-audit services is consistent with the SEC’s rules on auditor independence. If there are any additional services to be provided, a request for pre-approval must be submitted by management to the Audit Committee for its consideration under the policy. Finally, in accordance with the pre-approval policy, the Audit Committee has delegated pre-approval authority to each of its members. Any member who exercises this authority must report any pre-approval decisions to the Audit Committee at its next meeting.

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

International Money Express, Inc. (Registrant)

April 30, 2026	By:	/s/ Robert Lisy
Robert Lisy
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Lisy	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	April 30, 2026
Robert Lisy

/s/ Andras Bende	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 30, 2026
Andras Bende

/s/ Debra Bradford	Director	April 30, 2026
Debra Bradford

/s/ Bernardo Fernández	Director	April 30, 2026
Bernardo Fernández

/s/ Adam Godfrey	Director	April 30, 2026
Adam Godfrey

/s/ Karen Higgins-Carter	Director	April 30, 2026
Karen Higgins-Carter

/s/ Laura Maydón	Director	April 30, 2026
Laura Maydón

/s/ Michael Purcell	Lead Independent Director	April 30, 2026
Michael Purcell

/s/ John Rincon	Director	April 30, 2026
John Rincon