Form 10-Q
period 2026-03-31
International Money Express, Inc.
filed 2026-05-11
CIK 1683695

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒
As of May 6, 2026, there were 30,094,492 shares of the registrant’s common stock, $0.0001 par value per share, outstanding. The registrant has no other class of common stock outstanding.

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
•changes in tax laws in the United States and other countries in which we operate, including the imposition of taxes on certain types of remittances that began in 2026;
•loss of, or reduction in business with, key sending agents;
•our ability to effectively compete in the markets in which we operate;
•economic factors such as inflation, the level of economic activity, recession risks and labor market conditions, as well as volatility in market interest rates;
•political conditions in the United States and other markets in which we operate or plan to operate as well as the impact and duration of the recent partial federal government shutdown;
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
•weakness in U.S. or international economic conditions; and
•other economic, business and/or competitive factors, risks and uncertainties, including those described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections in our Annual Report on Form 10-K for the year ended December 31, 2025, as well as any additional factors that may be described in our other filings with the Securities and Exchange Commission (“SEC”) from time to time.

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
4

Index
PART 1 – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	March 31, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$170,324	$168,682
Accounts receivable, net of allowance of $4,837 and $5,530, respectively	106,278	105,369
Prepaid wires, net	106,532	59,497
Prepaid expenses and other current assets	19,238	19,611
Total current assets	402,372	353,159

Property and equipment, net	58,597	57,149
Goodwill	53,986	53,986
Intangible assets, net	24,372	25,404
Other assets	26,615	27,993
Total assets	$565,942	$517,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,380	$15,317
Wire transfers and money orders payable, net	84,101	87,540
Accrued and other liabilities	42,353	38,100
Total current liabilities	141,834	140,957
Long-term liabilities:
Debt, net	240,814	194,825
Lease liabilities, net	15,359	15,483
Deferred tax liability, net	5,243	5,372
Total long-term liabilities	261,416	215,680

Commitments and contingencies, see Note 17

Stockholders’ equity:
Preferred stock $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock $0.0001 par value; 200,000,000 shares authorized, 41,078,827 and 40,682,683 shares issued and 30,115,259 and 29,719,115 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	4	4
Additional paid-in capital	89,433	87,835
Retained earnings	290,652	290,141
Accumulated other comprehensive (loss) income	(367)	104
Treasury stock, at cost; 10,963,568 shares as of both March 31, 2026 and December 31, 2025, respectively	(217,030)	(217,030)
Total stockholders’ equity	162,692	161,054
Total liabilities and stockholders’ equity	$565,942	$517,691
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except for share data, unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Wire transfer and money order fees, net	$99,752	$120,167
Foreign exchange gain, net	16,320	20,181
Other income	5,880	3,962
Total revenues	121,952	144,310

Operating expenses:
Service charges from agents and banks	79,091	93,788
Salaries and benefits	18,890	18,288
Other selling, general and administrative expenses	11,555	10,989
Provision for credit losses	2,891	2,066
Restructuring costs	—	306
Transaction costs	1,166	1,169
Depreciation and amortization	4,685	3,629
Total operating expenses	118,278	130,235

Operating income	3,674	14,075

Interest expense	2,208	2,700

Income before income taxes	1,466	11,375

Income tax provision	955	3,606

Net income	511	7,769

Other comprehensive (loss) income	(471)	348

Comprehensive income	$40	$8,117

Earnings per common share:
Basic	$0.02	$0.25
Diluted	$0.02	$0.25

Weighted-average common shares outstanding:
Basic	29,858,890	30,587,949
Diluted	30,382,817	30,831,633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except for share data, unaudited)

	Three Months Ended March 31, 2026
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	40,682,683	$4	(10,963,568)	$(217,030)	$87,835	$290,141	$104	$161,054
Net income	—	—	—	—	—	511	—	511
Issuance of common stock:
Other stock awards, net of shares withheld for taxes	396,144	—	—	—	(928)	—	—	(928)
Share-based compensation	—	—	—	—	2,526	—	—	2,526
Adjustment from foreign currency translation, net	—	—	—	—	—	—	(471)	(471)
Balance, March 31, 2026	41,078,827	$4	(10,963,568)	$(217,030)	$89,433	$290,652	$(367)	$162,692

	Three Months Ended March 31, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	40,164,056	$4	(9,615,354)	$(200,696)	$79,592	$257,470	$(1,446)	$134,924
Net income	—	—	—	—	—	7,769	—	7,769
Issuance of common stock:
Other stock awards, net of shares withheld for taxes	168,901	—	—	—	(929)	—	—	(929)
Share-based compensation	—	—	—	—	2,112	—	—	2,112
Adjustment from foreign currency translation, net	—	—	—	—	—	—	348	348
Acquisition of treasury stock, at cost	—	—	(367,873)	(4,981)	—	—	—	(4,981)
Balance, March 31, 2025	40,332,957	$4	(9,983,227)	$(205,677)	$80,775	$265,239	$(1,098)	$139,243

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$511	$7,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,685	3,629
Share-based compensation	2,526	2,112
Provision for credit losses	2,891	2,066
Debt origination costs amortization	254	256
Deferred income tax benefit, net	(129)	(268)
Non-cash lease expense	1,798	1,745
Loss on disposal of property and equipment	383	249
Total adjustments	12,408	9,789
Changes in operating assets and liabilities:
Accounts receivable	(3,862)	(25,911)
Prepaid wires, net	(47,192)	17,151
Prepaid expenses and other assets	1,248	726
Wire transfers and money orders payable, net	(3,390)	29,774
Lease liabilities	(1,787)	(1,993)
Accounts payable and accrued and other liabilities	4,700	3,977
Net cash (used in) provided by operating activities	(37,364)	41,282

Cash flows from investing activities:
Purchases of property and equipment	(5,493)	(5,275)
Acquisition of agent locations	—	(38)
Net cash used in investing activities	(5,493)	(5,313)

Cash flows from financing activities:
Borrowings under revolving credit facility	1,961,500	1,916,000
Repayments under revolving credit facility	(1,915,500)	(1,925,235)
Payments for stock-based awards	(928)	(929)
Repurchases of common stock	—	(4,981)
Other financing activities	(11)	—
Net cash provided by (used in) financing activities	45,061	(15,145)

Effect of exchange rate changes on cash and cash equivalents	(562)	437

Net increase in cash and cash equivalents	1,642	21,261

Cash and cash equivalents, beginning of period	168,682	130,503

Cash and cash equivalents, end of period	$170,324	$151,764
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands, unaudited)

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,942	$2,446
Cash paid for income taxes	$965	$1,294

Supplemental disclosure of non-cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$1,248	$478

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BUSINESS AND ACCOUNTING POLICIES
International Money Express, Inc. (the “Company” or “us” or “we”) operates as a money transmitter between the United States of America (“United States” or “U.S.”), Canada, Spain, Italy and Germany primarily to Mexico, Guatemala and other countries in Latin America, Europe, Africa and Asia through a network of authorized agents located in various unaffiliated retail establishments and 114 Company-operated stores throughout those jurisdictions.

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

To date, money transmission regulators in 51 applicable U.S. states and territories have provided their approval of or non-objection to the Merger, and approval or non-objection is currently pending from one U.S. state. Additionally, the parties have received approval from all international money transmission regulators. The Company cannot predict with certainty whether and when any of the remaining required closing conditions will be satisfied or if the Merger will close, but is working towards a consummation of the Merger in the second quarter of 2026.

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

The Company’s interim condensed consolidated financial statements and related notes are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. The results reported in these interim condensed consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. Certain information and footnote disclosures required by GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Concentrations

The Company maintains certain of its cash balances in various U.S. banks, which at times, may exceed federally insured limits. The Company has not incurred any losses on these accounts. In addition, the Company maintains various bank accounts in Mexico, Guatemala, Canada, the Dominican Republic, Spain, Italy, Germany and the United Kingdom, which may not be fully insured. During the three months ended March 31, 2026, the Company did not incur any losses on these uninsured foreign bank accounts.

Index

In addition, a substantial portion of our paying agents are concentrated in a few large banks and financial institutions and large retail chains in Latin American countries.

Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued guidance, ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires more detailed disclosures about specified categories of expenses (including purchases of inventory, employee compensation, intangible asset amortization, and depreciation) included in certain expense captions presented on the face of the statement of income. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim reporting periods within fiscal years beginning one year later. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements.

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

NOTE 2 – ACQUISITIONS
Restructuring costs
For the three months ended March 31, 2025, the Company incurred $306.0 thousand (none in 2026) in restructuring costs primarily for a reduction of workforce in certain locations in connection with a restructuring plan implemented in 2024. These restructuring costs were part of the Company's plan, for which the objectives were to reorganize the workforce, streamline operational processes, integrate technology functionality and develop efficiencies within the Company. These expenses primarily consisted of severance payments and related benefits, which are included in restructuring costs in the condensed consolidated statement of income and comprehensive income.

The following table presents the changes in our liability balance related to restructuring costs for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Severance costs	Legal and professional fees	Severance costs	Legal and professional fees
Beginning balance	$253	$7	$300	$16
Charges incurred	—	—	297	9
Payments/other	(208)	(7)	(528)	(25)
Ending balance	$45	$—	$69	$—
Transaction Costs

Transaction costs include all internal and external costs directly related to acquisition activities and the Company's evaluation of strategic alternatives including the pending Merger with Western Union, consisting primarily of legal, consulting, accounting and financial advisory fees. Transaction costs were $1.2 million for both the three months ended March 31, 2026 and 2025, respectively.

NOTE 3 – REVENUES
The Company recognized revenues from contracts with customers, sending agents, digital partners and others for the three months ended March 31, 2026 and 2025, as follows (in thousands):

Index

	Three Months Ended March 31,
	2026	2025
Wire transfer and money order fees	$99,921	$120,889
Discounts and promotions	(169)	(722)
Wire transfer and money order fees, net	99,752	120,167
Foreign exchange gain, net	16,320	20,181
Other income	5,880	3,962
Total revenues	$121,952	$144,310

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

Wire transfers and money order fees include money order fees of $0.5 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively.

NOTE 4 – ACCOUNTS RECEIVABLE AND AGENT ADVANCES RECEIVABLE, NET OF ALLOWANCE
Accounts Receivable

Accounts receivable represents primarily outstanding balances from sending agents for pending wire transfers or money orders from our customers. The outstanding balance of accounts receivable, net of allowance for credit losses, consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Accounts receivable	$111,115	$110,899
Allowance for credit losses	(4,837)	(5,530)
Accounts receivable, net	$106,278	$105,369

Agent Advances Receivable

Index
Agent advances receivable, net of allowance for credit losses, from sending agents is as follows (in thousands):

	March 31, 2026	December 31, 2025
Agent advances receivable, current	$2,042	$2,001
Allowance for credit losses	(246)	(203)
Net current	$1,796	$1,798

Agent advances receivable, long-term	$3,169	$2,960
Allowance for credit losses	(385)	(264)
Net long-term	$2,784	$2,696

The net current portion of agent advances receivable is included in prepaid expenses and other current assets (see Note 5), and the net long-term portion is included in other assets (see Note 5) in the condensed consolidated balance sheets. At March 31, 2026 and December 31, 2025, there were $5.2 million and $5.0 million, respectively, of agent advances receivable collateralized by personal guarantees from sending agents and assets from their businesses in case of a default by the agent.

The maturities of agent advances receivable at March 31, 2026 are as follows (in thousands):

Outstanding Balance
Under 1 year	$2,042
Between 1 and 2 years	2,178
More than 2 years	991
Total	$5,211

Allowance for Credit Losses
The changes in the allowance for credit losses related to accounts receivable and agent advances receivable are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning balance	$5,997	$3,836
Provision	2,891	2,066
Charge-offs	(3,615)	(1,757)
Recoveries	337	170
Other	(142)	117
Ending Balance	$5,468	$4,432

The allowance for credit losses allocated by financial instrument category is as follows (in thousands):

	March 31, 2026	December 31, 2025
Accounts receivable	$4,837	$5,530
Agent advances receivable	631	467
Allowance for credit losses	$5,468	$5,997

Index

NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid insurance	$721	$1,343
Prepaid fees and services	2,450	3,057
Agent incentive advances	1,973	2,166
Agent advances receivable, net of allowance	1,796	1,798
Prepaid marketing expenditures	1,859	1,318
Prepaid income taxes	8,315	8,123
Prepaid expenses and other current assets	2,124	1,806
	$19,238	$19,611

Other assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Revolving credit facility origination fees	$3,340	$3,593
Agent incentive advances	1,385	1,750
Agent advances receivable, net of allowance	2,784	2,696
Right-of-use assets, net	15,660	15,878
Funds held by seized banking entities, net of allowance	1,765	1,774
Other assets	1,681	2,302
	$26,615	$27,993

During 2021, local banking regulators in Mexico resolved to close and liquidate a local financial institution, citing a lack of compliance with minimum capital requirements. The Company has approximately $6.1 million of exposure from deposits it held with this bank when it was closed. In accordance with the banking regulations in Mexico, large depositors such as the Company will be paid once the assets of the financial institution are liquidated. Currently, it is difficult to predict the length of the liquidation process or if the proceeds from the asset liquidation will be sufficient to recover a portion or all of its funds on deposit. The Company maintains a valuation allowance of approximately $4.3 million as of March 31, 2026 in connection with the balance of deposits held by the financial institution as a result of its closure, which has not materially changed since 2022.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
Goodwill and the majority of intangible assets on the condensed consolidated balance sheets of the Company were recognized from business acquisition transactions. Intangible assets on the condensed consolidated balance sheets of the Company consist of agent relationships, trade names, developed technology and other intangible assets. Agent relationships, trade names and developed technology are amortized over their estimated useful lives of up to 15 years using an accelerated method that correlates with the projected realization of the benefit. The agent relationships intangible represents the network of independent sending agents; trade names refers to the Intermex, La Nacional, Amigo Paisano and I-Transfer names, branded on all applicable agent locations and well recognized in the market; and developed technology includes the state-of-the-art system that the Company has continued to develop and improve over the past 20 years. Other intangible assets relate to the acquisition of Company-operated stores, which are amortized on a straight-line basis over 10 years, and non-competition agreements, which are amortized over the length of the agreement, typically 5 years. The determination of our intangible fair values includes several assumptions that are subject to various risks and uncertainties. Management believes it has made reasonable estimates and judgments concerning these risks and uncertainties, and no impairment charges were determined necessary to be recognized during the three months ended March 31, 2026.

Index

The following table presents the changes in goodwill and intangible assets (in thousands):

	Goodwill	Intangibles
Balance at December 31, 2025	$53,986	$25,404
Amortization expense	—	(1,032)
Balance at March 31, 2026	$53,986	$24,372

Amortization expense related to intangible assets for the remainder of 2026 and thereafter is as follows (in thousands):

2026	$3,035
2027	3,492
2028	3,010
2029	2,619
2030	2,340
Thereafter	9,876
$24,372

NOTE 7 – LEASES
To conduct certain of our operations, the Company is a party to leases for office space, warehouses, Company-operated store locations and vehicles.

The presentation of right-of-use assets and lease liabilities in the condensed consolidated balance sheets is as follows (in thousands):

Leases	Classification	March 31, 2026	December 31, 2025
Assets
Right-of-use assets	Other assets(1)	$15,660	$15,878
Total leased assets		$15,660	$15,878

Liabilities
Current
Operating	Accrued and other liabilities	$6,109	$6,207
Noncurrent
Operating	Lease liabilities	15,359	15,483
Total Lease liabilities		$21,468	$21,690
(1) Operating right-of-use assets are recorded net of accumulated amortization of $14.6 million and $16.9 million as of March 31, 2026 and December 31, 2025, respectively.
Operating lease cost for the three months ended March 31, 2026 and 2025, respectively, was as follows (in thousands):

	Three Months Ended March 31,
Lease Cost	2026	2025
Operating lease cost (2)	$1,798	$1,745
(2) Operating lease cost is included in other selling, general and administrative expenses in the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2026 and 2025.

As of March 31, 2026 and December 31, 2025, the Company’s weighted-average remaining lease terms on its operating leases is 5.9 and 6.2 years, and the Company’s weighted-average discount rate is 6.36% and 6.48%, respectively, which is the Company’s incremental

Index

borrowing rate. The Company used its incremental borrowing rate for all leases, as none of the Company’s lease agreements provide a readily determinable implicit rate.

Lease Payments

Future minimum lease payments for assets under non-cancelable operating lease agreements with original terms of more than one year are as follows (in thousands):

2026	$5,006
2027	5,170
2028	3,534
2029	2,298
2030	2,226
Thereafter	7,575
Total lease payments	25,809
Less: Imputed interest	(4,341)
Present value of lease liabilities	$21,468

NOTE 8 – WIRE TRANSFERS AND MONEY ORDERS PAYABLE, NET
Wire transfers and money orders payable, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Wire transfers payable, net	$21,340	$26,708
Customer voided wires payable	34,464	34,298
Money orders payable	28,297	26,534
	$84,101	$87,540

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

NOTE 9 – ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Commissions payable to sending agents	$15,138	$16,381
Accrued salaries and benefits	4,318	3,785
Accrued bank charges	2,751	3,225
Lease liability, current portion	6,109	6,207
Accrued professional fees	1,043	2,156
Accrued taxes	9,475	1,940
Acquisition related liabilities	150	150
Accrued transaction costs	134	84
Other	3,235	4,172
	$42,353	$38,100

The following table shows the changes in the deferred revenue loyalty program liability (in thousands):

Index

	Three Months Ended March 31,
	2026	2025
Beginning balance	$—	$2,692
Revenue deferred during the period	—	141
Revenue recognized during the period	—	(794)
Ending balance	$—	$2,039

NOTE 10 – DEBT
Debt consisted primarily of the following (in thousands):

	March 31, 2026	December 31, 2025
Revolving credit facility	$240,814	$194,814
Other	—	11
	$240,814	$194,825

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

The unamortized portion of debt origination costs primarily related to the Second A&R Credit Agreement totaled approximately $3.3 million and $3.6 million at March 31, 2026 and December 31, 2025, respectively. Amortization of debt origination costs is included as a component of interest expense in the condensed consolidated statements of income and comprehensive income and amounted to approximately $0.3 million for both the three months ended March 31, 2026 and 2025.

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

The effective interest rate for the revolving credit facility was 2.10% and 2.57% for the three months ended March 31, 2026 and 2025, respectively.

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

Index
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
Under the Second A&R Credit Agreement, the Company is required to maintain a quarterly minimum interest coverage ratio of 3.00:1.00 and a quarterly maximum consolidated leverage ratio of 3.50 with a step-up to 3.75 in the quarter during which the Company completes a material acquisition, in each case, as computed in accordance with the terms of the Second A&R Credit Agreement. As of March 31, 2026, we were in compliance with these covenants.

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

The following tables present the fair value of the Company's financial instruments, categorized based upon the fair value hierarchy (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3

Cash and cash equivalents	$170,324	$—	$—
Accounts receivable	—	106,278	—
Agent advances	—	4,580	—
Prepaid wires	—	106,532	—
Total assets	$170,324	$217,390	$—
Accounts payable	$—	$15,380	$—
Wire transfers and money orders payable	—	84,101	—
Revolving credit facility	—	240,814	—
Total liabilities	$—	$340,295	$—

Index

	December 31, 2025
	Level 1	Level 2	Level 3

Cash and cash equivalents	$168,682	$—	$—
Accounts receivable	—	105,369	—
Agent advances	—	4,494	—
Prepaid wires	—	59,497	—
Total assets	$168,682	$169,360	$—
Accounts payable	$—	$15,317	$—
Wire transfers and money orders payable	—	87,540	—
Revolving credit facility	—	194,814	—
Total liabilities	$—	$297,671	$—

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

On June 20, 2025, the Company’s stockholders approved the Amended and Restated International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (the “A&R 2020 Plan” and together with the 2018 and 2020 Plans, the “Plans”), which amends and restates the 2020 Plan. The A&R 2020 Plan increased the number of shares of common stock authorized for issuance under the 2020 Plan by an additional 2.5 million shares. As of March 31, 2026, 2.8 million shares remained available for future awards under the Plan.

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

Share-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The stock options issued under the Plans have 10-year terms and generally vest in four equal installments beginning one year after the date of the grant. The Company recognized no compensation expense for stock options for both the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, there is no unrecognized compensation expense related to stock options.

Index
A summary of stock option activity under the Plans during the three months ended March 31, 2026 is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2025	146,125	$12.21	3.38	$4.38
Granted	—	$—		$—
Exercised	—	$—		$—
Forfeited	—	$—		$—
Expired	—	$—		$—
Outstanding at March 31, 2026	146,125	$12.21	3.14	$4.38

Exercisable at March 31, 2026(1)	146,125	$12.21	3.14	$4.38
(1) The aggregate fair value of all vested/exercisable options outstanding as of March 31, 2026 was $0.6 million, which was determined based on the market value of our stock as of that date.

Restricted Stock Units

The RSUs granted under the Plans to the Company’s employees or certain service providers generally vest in four equal annual installments beginning one year after the date of the grant, while RSUs issued to the Company’s independent directors generally vest on the one-year anniversary from the grant date. The Company recognized compensation expense for all RSUs of approximately $1.2 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively, which is included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. As of March 31, 2026, unrecognized compensation expense related to RSUs of approximately $11.2 million is expected to be recognized over a weighted-average period of 2.0 years.

A summary of RSU activity during the three months ended March 31, 2026 is presented below:

	Number of RSUs	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2025	591,538	$17.17
Granted(1)	336,969	$15.55
Vested	(129,760)	$18.90
Forfeited	(5,889)	$15.07
Outstanding (nonvested) at March 31, 2026	792,858	$16.21
(1) The aggregate fair value of all RSUs granted during the three months ended March 31, 2026 was approximately $5.2 million.

Restricted Stock Awards

The RSAs issued under the A&R 2020 Plan to the Company’s employees generally vest in four equal annual installments beginning one year after the date of grant, while RSAs issued to certain of the Company’s independent directors vest at the end of the three-month calendar quarter in which the grant is made (or, if earlier, upon the consummation of a change in control). The Company recognized compensation expense for RSAs granted of $0.6 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively, which is included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. As of March 31, 2026, there was $7.6 million of unrecognized compensation expense related to RSAs, which is expected to be recognized over a weighted-average period of 2.1 years.

A summary of RSA activity during the three months ended March 31, 2026 is presented below:

Index

	Number of RSAs	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2025	257,169	$20.12
Granted(1)	301,957	$15.55
Vested	(99,015)	$19.96
Forfeited	—	$—
Outstanding (nonvested) at March 31, 2026	460,111	$17.16
(1) The aggregate fair value of all RSAs granted during the three months ended March 31, 2026 was approximately $4.7 million, which was determined based on the market value of our stock as of that date.

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

The Company recognized compensation expense for PSUs of $0.7 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively, which is included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. As of March 31, 2026, there was $3.5 million of unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted-average period of 1.5 years.

A summary of PSU activity during the three months ended March 31, 2026 is presented below:

	Number of PSUs	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2025	506,942	8.56	$14.70
Granted	—		$—
Vested/accelerated	—		$—
Forfeited	—		$—
Outstanding (nonvested) at March 31, 2026	506,942	8.66	$14.70

NOTE 13 – EQUITY
On August 18, 2021, the Company’s Board of Directors approved a stock repurchase program that authorized the Company to purchase up to $40.0 million of outstanding shares of the Company’s common stock and which was increased on March 3, 2023 to an additional $100.0 million and on August 26, 2024 to an additional $63.8 million of its outstanding shares (the “Repurchase Program”). Under the Repurchase Program, the Company is authorized to repurchase shares from time to time in accordance with applicable laws, both on the open market and in privately negotiated transactions and may include the use of derivative contracts or structured share repurchase agreements. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of the Company’s common stock and the nature of other investment opportunities. The Repurchase Program may be limited, suspended or discontinued at any time without prior notice. The Repurchase Program does not have an expiration date. The Second A&R Credit Agreement permits the Company to make restricted payments (including share repurchases, among others), (i) without limitation so long as the Consolidated Leverage Ratio (as defined in the Second A&R Credit Agreement), as of the then most recently completed four fiscal quarters of the Company, after giving pro forma effect to such restricted payments, is 2.50:1.00 or less, (ii) that do not exceed, in the aggregate during any fiscal year, the greater of (x) $30.3 million and (y) 25.00% of Consolidated EBITDA (as defined in the Second A&R Credit Agreement) for the then most recently completed four fiscal quarters of the Company and (iii) to repurchase Company common stock from current or former employees in an aggregate amount of up to $15.0 million per calendar year.

The Company accounts for purchases of treasury stock under the cost method. Any direct costs incurred to acquire treasury stock are considered stock issue costs and added to the cost of the treasury stock. Separately from the Repurchase Program, on March 12, 2025 the Company entered into an agreement with Latin-American Investment Holdings Inc., a related party, for the purchase of 100,000 shares of

Index
the Company's common stock for a total purchase price of $1.3 million, in a privately-negotiated transaction. During the three months ended March 31, 2026, there were no share repurchases. During the three months ended March 31, 2025, including the shares previously mentioned, the Company purchased 367,873 shares for an aggregate purchase price of $5.0 million. As of March 31, 2026, there was $48.3 million available for future share repurchases under the Repurchase Program.

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

Below are basic and diluted earnings per share for the periods indicated (in thousands, except for share data):

	Three Months Ended March 31,
	2026	2025

Net income	$511	$7,769

Shares:
Weighted-average common shares outstanding – basic	29,858,890	30,587,949
Effect of dilutive securities
RSUs	179,418	97,342
Stock options	31,942	44,316
RSAs	51,730	53,495
PSUs	260,837	48,531
Weighted-average common shares outstanding – diluted	30,382,817	30,831,633

Earnings per common share – basic	$0.02	$0.25
Earnings per common share – diluted	$0.02	$0.25

As of March 31, 2026, there were approximately 382.3 thousand RSUs and 339.9 thousand RSAs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.

As of March 31, 2025, there were approximately 300.3 thousand RSUs and 168.0 thousand RSAs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.

As discussed in Note 13, the Company repurchased 367,873 shares of its common stock in the three months ended March 31, 2025 (none in 2026).

Index
NOTE 15 – INCOME TAXES
A reconciliation between the income tax provision at the U.S. statutory tax rate and the Company’s income tax provision on the condensed consolidated statements of income and comprehensive income is below (in thousands, except for tax rates):

	Three Months Ended March 31,
	2026	2025
Income before income taxes	$1,466	$11,375
U.S statutory tax rate	21%	21%
Income tax expense at statutory rate	308	2,389

State and local income taxes, net of federal income tax effect	121	867
Foreign tax effects:
Mexico
Statutory tax rate difference between Mexico and the United States	4	19
Return to provision adjustments	347	—
Other foreign jurisdictions	7	80
Non-taxable or Non-deductible expenses:
Share-based compensation expenses	49	97
Non-deductible officer compensation expenses	41	155
Other non-deductible expenses	2	18
Other	76	(19)
Total income tax provision	$955	$3,606

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

Our income tax provision includes the expected benefit of all deferred tax assets, including our net operating loss carryforwards. With certain exceptions, these net operating loss carryforwards will expire from 2031 through 2037 for federal losses, from 2029 through 2038 for state losses, and from 2038 through 2046 for foreign losses. After consideration of all evidence, both positive and negative, management has determined that no valuation allowance is required at March 31, 2026 on the Company’s U.S. federal or state deferred tax assets; however, a valuation allowance has been recorded at March 31, 2026 on deferred tax assets associated with Canadian, Spanish, Dutch and British net operating loss carryforwards as these foreign subsidiaries have a history of incurring taxable losses in recent years. The valuation allowance will be maintained until sufficient positive evidence exists to support their future realization. Utilization of the Company’s net operating loss carryforwards is subject to limitation under Internal Revenue Code Section 382 and similar tax provisions in the foreign jurisdictions in which we operate.

As presented in the income tax reconciliation above, the tax provision recognized on the condensed consolidated statements of income and comprehensive income was impacted by state taxes, non-deductible officer compensation and share-based compensation tax expenses, return-to-provision adjustments associated with the income tax returns of some of our subsidiaries in Mexico, and foreign tax rates applicable to the Company’s foreign subsidiaries that are higher or lower than the U.S. statutory rate.

NOTE 16 – SEGMENT REPORTING
The Company is a leading global omnichannel money remittance services company focused primarily on the U.S. to LAC corridor, which includes Mexico, Central and South America and the Caribbean. We also provide our remittances services to Africa and Asia from the United States and offer sending services from Canada to Latin America and Africa, as well as remittance services from Spain, Italy and Germany to Africa, Asia, Europe and Latin America. The Company has identified one operating and reportable segment. The Company defines its segment on the basis of the way in which internally reported financial information is regularly reviewed by the Company’s chief operating decision maker (the “CODM”) to analyze financial performance, make decisions, and allocate resources.

Index
The Company’s CODM is Robert Lisy, Chairman, Chief Executive Officer and President. The CODM uses the Company’s consolidated financial results as a basis for making key operating decisions. Examples of key operating decisions include entering new markets, stock repurchases, and managing liquidity. The CODM considers Net income as one of the relevant metrics in his decision making process.

The table below provides information about the Company's measure of segment performance and significant expense categories:

	Three Months Ended March 31,
	2026	2025
Revenues:
Wire transfer and money order fees, net	$99,752	$120,167
Foreign exchange gain, net	16,320	20,181
Other income	5,880	3,962
Total revenues	121,952	144,310

Less:
Agent commissions	51,158	61,163
Payer commissions	18,827	23,811
Bank charges and fees	5,614	6,594
Salaries and benefits	18,890	18,288
Other segment items (1)	15,047	13,209
Provision for credit losses	2,891	2,066
Restructuring costs	—	306
Transaction costs	1,166	1,169
Depreciation and amortization	4,685	3,629
Total operating expenses	118,278	130,235

Operating income	3,674	14,075

Interest expense	2,208	2,700

Income before income taxes	1,466	11,375

Income tax provision	955	3,606

Net income	$511	$7,769
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

Regulatory Requirements

Pursuant to applicable licensing laws, certain domestic and foreign subsidiaries of the Company are required to maintain minimum tangible net worth and liquid assets (eligible securities) to cover the amount outstanding of wire transfers and money orders payable. As of March 31, 2026, the Company’s subsidiaries were in compliance with these requirements.

Index
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related Notes included in this Quarterly Report on Form 10-Q, as well as our Audited Consolidated Financial Statements and related Notes and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2025. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q, including “Risk Factors,” which are incorporated in the MD&A by reference. See “Special Note Regarding Forward-Looking Statements” for additional factors relating to such statements, and see “Risk Factors” in the documents that we have filed with or furnished to the SEC for a discussion of certain risk factors applicable to our business, financial condition and results of operations. Past operating results are not necessarily indicative of operating results in any future periods.

Overview
We are a leading global omnichannel money remittance services company focused primarily on the United States of America (“United States” or “U.S.”) to Latin America and the Caribbean (“LAC”) corridor, which includes Mexico, Central and South America and the Caribbean. We also provide remittance services to Africa and Asia from the United States and offer money transfer services from Canada to Latin America and Africa. We also provide remittance services from Spain, Italy and Germany to Africa, Asia and Latin America. We utilize our proprietary technology to deliver convenient, reliable and value-added services to consumers through a broad network of sending and paying agents. Our remittance services, which include a comprehensive suite of ancillary financial processing solutions and payment services, are available in all 50 states in the U.S., Washington D.C., Puerto Rico and 13 provinces in Canada, as well as in certain locations in Spain, Italy and Germany, where consumers can send money to beneficiaries in more than 60 countries in LAC, Europe, Africa and Asia. Our services are accessible in person through over 100,000 independent sending and paying agents and 114 Company-operated stores, as well as digitally through the Internet via our websites, co-branded websites with digital partners and mobile device applications. Additionally, our product and service portfolio include online payment options, pre-paid debit cards and direct deposit payroll cards, which may present different cost, demand, regulatory and risk profiles relative to our core money remittance business.

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

Our money remittance services enable consumers to send funds through our broad network of locations in the United States, Canada, Spain, Italy and Germany that are primarily operated by third-party businesses, as well as by Company-operated stores located in those jurisdictions. Transactions are processed and payment is collected by our agents (“sending agent(s)”) and those funds become available for pickup by the beneficiary at the designated destination, usually within minutes, at any Intermex payer location (“paying agent(s)”). We refer to our sending agents and our paying agents collectively as agents. In addition, our services are offered digitally through the Internet via our websites (intermexonline.com and online.i-transfer.es), co-branded websites with our digital partners and mobile device applications. For the three months ended March 31, 2026, our agent network decreased slightly by approximately 0.6%. For the three months ended March 31, 2026, principal amount sent decreased by approximately 11.4% to $4.9 billion, as compared to the same period in 2025, and total remittances processed were approximately 11.2 million, representing a decrease of approximately 12.0%, as compared to the same period in 2025 primarily related to decreased volume generated that we attribute to a contraction in the retail remittance market, particularly the LAC corridor. This overall decrease was partially offset by increased volume generated by our digital channels and European subsidiaries.

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
To date, money transmission regulators in 51 applicable U.S. states and territories have provided their approval of or non-objection to the Merger, and approval or non-objection is currently pending from one U.S. state. Additionally, the parties have received approval from all international money transmission regulators. The Company cannot predict with certainty whether and when any of the remaining required closing conditions will be satisfied or if the Merger will close, but is working towards a consummation of the Merger in the second quarter of 2026.
The Merger Agreement contains termination rights for the Company and Western Union, including a right for either party to terminate if the Merger is not consummated by May 11, 2026 (subject to certain automatic extensions to obtain certain regulatory approvals as set forth in the Merger Agreement). Upon termination of the Merger Agreement, (i) Western Union, upon termination of the Merger Agreement by the Company or Western Union due to a Restraint relating to any antitrust laws, or the failure to obtain necessary consents, approvals or clearances related to antitrust laws, would be required to pay the Company a termination fee equal to $27.3 million, and (ii) the Company, under specified circumstances, including termination of the Merger Agreement by Western Union as a result of an Adverse Recommendation Change (as defined in the Merger Agreement), would be required to pay Western Union a termination fee equal to $19.8 million.

Restructuring costs

During the three months ended March 31, 2026, the Company paid out $0.2 million of a liability balance related to restructuring costs that remained as of December 31, 2025. As a result, the Company has a liability of $45.0 thousand recorded in accrued and other liabilities in the consolidated balance sheet as of March 31, 2026.
As a result of implementing certain restructuring plans in 2025, the Company expects to reduce compensation expense and certain facilities related charges in an amount of approximately $2.5 million a year. The anticipated effect of this reduction in expenses will be primarily realized beginning in the second quarter of 2026. In addition, the Company does not expect that the execution of this strategy will result in any material reduction of revenues or increase of its ongoing operating expenses.
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

Index
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
•changes in tax laws in the United States and other countries in which we operate, including the imposition of taxes on certain types of remittances that began in 2026;
•loss of, or reduction in business with, key sending agents;
•our ability to effectively compete in the markets in which we operate;
•economic factors such as inflation, the level of economic activity, recession risks and labor market conditions, as well as volatility in market interest rates;
•political conditions in the United States and other markets in which we operate or plan to operate as well as the impact and duration of the recent partial federal government shutdown;
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

Index
•the use of third-party vendors and service providers; and

•weakness in U.S. or international economic conditions.

We have encountered and continue to expect to encounter increasing competition as new electronic platforms emerge that enable consumers to send and receive money through a variety of channels. Regardless, we continue to innovate in the industry by differentiating our money remittance business through programs to foster loyalty among agents as well as consumers and have expanded our channels through which our services are accessed to include online and mobile offerings which are experiencing higher consumer adoption. During 2026, we expect to continue investing in increasing our penetration of the digital market, to add digital customers, to enhance our digital offerings and to increase digital revenues, while maintaining and continuing to develop our retail service offerings. Although we believe that investment in our digital business should provide significant financial benefits in the mid to long term timeframes, these investments are likely, in the shorter term, to adversely affect our results of operation.

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

As noted above, current political, social, economic and market conditions in the United States, including recent economic, trade and immigration enforcement actions taken by the current administration in the U.S., as well as in foreign countries, including those that are destinations for money transfers or in which we currently operate remain volatile. There is uncertainty as to the economic and financial impact of such conditions. Our business has generally been resilient during times of economic instability as money remittances are essential to many recipients, with the funds used by the receiving parties for their daily needs; however, continued enhanced immigration enforcement activities in the U.S., prolonged volatility in the market, continued global economic and geopolitical uncertainty, and long-term sustained appreciation of the Mexican peso or Guatemalan quetzal as compared to the U.S. dollar could negatively affect our revenues and profitability. Moreover, as noted above, we have experienced a reduction in revenues generated that we attribute to a contraction in the remittance market, which may reflect this increased volatility and current economic conditions.

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

Salaries and Benefits

Salaries and benefits include cash and share-based compensation associated with our corporate employees and sales team as well as employees at our Company-operated stores. Corporate employees include management, customer service, compliance, information technology, operations, finance, legal and human resources. Our sales team, located throughout the United States, Canada, Spain and Italy, is focused on supporting and growing our sending agent network. Share-based compensation is primarily recognized as an expense on a straight-line basis over the requisite service period. Unrecognized compensation expense related to restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) of approximately $22.2 million is expected to be recognized over a weighted-average period of 1.9 years.

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

Index
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

Non-Operating Expenses
Interest Expense

Interest expense consists primarily of interest associated with our debt, which consists of a revolving credit facility. The effective interest rate for the three months ended March 31, 2026 for the revolving credit facility was 2.10%.

Income tax provision

Our income tax provision includes the expected benefit of all deferred tax assets, including our net operating loss carryforwards. After consideration of all evidence, both positive and negative, management has determined that no valuation allowance is required at March 31, 2026 on the Company’s U.S. federal or state deferred tax assets; however, a valuation allowance has been recorded as of March 31, 2026 on deferred tax assets associated with foreign net operating loss carryforwards. Our income tax provision reflects the effects of state taxes, non-deductible expenses, share-based compensation expense, and foreign tax rates applicable to the Company’s foreign subsidiaries that are higher or lower than the U.S. statutory rate.

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

Segments
Our business is organized around one reportable segment that provides money transmittal services primarily between the United States, Canada and certain countries in Europe to Mexico, Guatemala and other countries in Latin America, Africa, Asia and Europe through a network of authorized agents located in various unaffiliated retail establishments and 114 Company-operated stores throughout the United States, Canada, Spain, Italy and Germany, as well as digitally through the Internet via our websites, co-branded websites with digital partners and mobile device applications. This is based on the objectives of the business and how our chief operating decision maker, the CEO and President, monitors operating performance and allocates resources.

Results of Operations
The following table summarizes the key components of our results of operations for the periods indicated:

Index

	Three Months Ended March 31,
(in thousands, except for share data)	2026	2025
Revenues:
Wire transfer and money order fees, net	$99,752	$120,167
Foreign exchange gain, net	16,320	20,181
Other income	5,880	3,962
Total revenues	121,952	144,310

Operating expenses:
Service charges from agents and banks	79,091	93,788
Salaries and benefits	18,890	18,288
Other selling, general and administrative expenses	11,555	10,989
Provision for credit losses	2,891	2,066
Restructuring costs	—	306
Transaction costs	1,166	1,169
Depreciation and amortization	4,685	3,629
Total operating expenses	118,278	130,235

Operating income	3,674	14,075

Interest expense	2,208	2,700

Income before income taxes	1,466	11,375

Income tax provision	955	3,606

Net income	$511	$7,769

Earnings per common share:
Basic	$0.02	$0.25
Diluted	$0.02	$0.25

Index

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Revenues
Revenues for the above periods are presented below:

($ in thousands)	Three Months Ended March 31, 2026	% of Revenues	Three Months Ended March 31, 2025	% of Revenues
Revenues:
Wire transfer and money order fees, net	$99,752	82%	$120,167	83%
Foreign exchange gain, net	16,320	13%	20,181	14%
Other income	5,880	5%	3,962	3%
Total revenues	$121,952	100%	$144,310	100%

Wire transfer and money order fees, net of $99.8 million for the three months ended March 31, 2026 decreased by $20.4 million, or 17.0%, from $120.2 million for the three months ended March 31, 2025. The decrease was primarily due to a decrease in transaction volume processed through our retail network of sending agents and Company-operated stores in the three months ended March 31, 2026 compared to the three months ended March 31, 2025, which we primarily attribute to a contraction in the retail remittance market, particularly the LAC corridor. As noted in the overview section above, for the three months ended March 31, 2026, principal amount sent decreased by approximately 11.4% to $4.9 billion whereas the number of transactions decreased by approximately 12.0% to 11.2 million, as compared to the same period in 2025. Therefore, the lower number of wire transfers sent resulted in lower fees paid by consumers.

Revenues from foreign exchange gain, net of $16.3 million for the three months ended March 31, 2026 decreased by $3.9 million, or 19.3%, from $20.2 million for the three months ended March 31, 2025. This decrease was primarily due to the decrease in transaction volume described above, partially offset by an increase in the average principal sent per transaction.

Other income of $5.9 million for the three months ended March 31, 2026 increased by $1.9 million, or 47.5%, from $4.0 million for the three months ended March 31, 2025 primarily due to higher fees related to increased activity of our RaaS relationships, under which the number of transactions processed and total principal sent increased by approximately 156% and 127%, respectively.

Operating Expenses
Operating expenses for the above periods are presented below:

($ in thousands)	Three Months Ended March 31, 2026	% of Revenues	Three Months Ended March 31, 2025	% of Revenues
Operating expenses:
Service charges from agents and banks	$79,091	65%	$93,788	65%
Salaries and benefits	18,890	16%	18,288	13%
Other selling, general and administrative expenses	11,555	10%	10,989	8%
Provision for credit losses	2,891	2%	2,066	1%
Restructuring costs	—	—%	306	NM
Transaction costs	1,166	1%	1,169	1%
Depreciation and amortization	4,685	4%	3,629	3%
Total operating expenses	$118,278	97%	$130,235	90%

NM - Amounts round to less than 1%.

Service charges from agents and banks — Service charges from agents and banks were $79.1 million for the three months ended March 31, 2026 compared to $93.8 million for the three months ended March 31, 2025. The decrease of $14.7 million, or 15.7%, was primarily due to the decrease in transaction volume described above, as well as lower payer fees as a result of better pricing negotiated with our paying agents.

Index
Salaries and benefits — Salaries and benefits of $18.9 million for the three months ended March 31, 2026 increased by $0.6 million, or 3.3%, from $18.3 million for the three months ended March 31, 2025. The increase is primarily due to the Company's investment in talent acquisition and improved compensation for our sales force and higher share-based compensation as a result of timing of annual grants of stock awards to certain employees.

Other selling, general and administrative expenses — Other selling, general and administrative expenses of $11.6 million for the three months ended March 31, 2026 increased by $0.6 million, or 5.5%, from $11.0 million for the three months ended March 31, 2025. The increase was primarily the result of $0.8 million - higher IT related expenses incurred to sustain our business expansion and to improve our technology environment.

Provision for credit losses — Provision for credit losses of $2.9 million for the three months ended March 31, 2026 increased by $0.8 million, or 38.1%, from $2.1 million for the three months ended March 31, 2025. The increase is primarily due to a higher chargebacks of uncollected online money transfer transactions, and an increase in write-offs of agent receivable balances primarily as a result of sending agents that were not able to pay in accordance with the original terms of their agreements with us and are, accordingly, subject to our normal collection procedures.

Restructuring costs — Restructuring costs of $0.3 million for the three months ended March 31, 2025 (none in 2026) included primarily severance costs related to the restructuring of La Nacional and our foreign operations.

Transaction Costs — Transaction costs of $1.2 million for both the three months ended March 31, 2026 and 2025, respectively, consist primarily of financial advisory fees as well as other professional fees and legal fees incurred in connection with the Company's evaluation of strategic alternatives, including the pending Merger with Western Union and business acquisition transactions.

Depreciation and amortization — Depreciation and amortization of $4.7 million for the three months ended March 31, 2026 increased by $1.1 million from $3.6 million or 30.6%, for the three months ended March 31, 2025. The increase is primarily the result of higher depreciation associated with additional software developed being placed into production and computer equipment acquired to support our proprietary software enhancements and increasing sending agent network.

Non-Operating Expenses
Interest expense — Interest expense of $2.2 million for the three months ended March 31, 2026 decreased from $2.7 million for the three months ended March 31, 2025. The decrease was primarily due to lower usage of our revolving credit facility and lower market interest rates paid during 2026.

Income tax provision — Income tax provision was $1.0 million for the three months ended March 31, 2026, which represents a decrease of $2.6 million from an income tax provision of $3.6 million for the three months ended March 31, 2025. The decrease in income tax provision was mainly attributable to a decrease in income before taxes primarily due to the factors discussed above.

Net Income
We reported net income of $0.5 million for the three months ended March 31, 2026 compared to net income of $7.8 million for the three months ended March 31, 2025, which resulted in a decrease of $7.3 million, or 93.6%, due to the same factors discussed above.

Earnings Per Share
Earnings per Share - Basic for the three months ended March 31, 2026 was $0.02, representing a decrease of $0.23, or 92.0%, compared to $0.25 for the three months ended March 31, 2025.

Earnings per Share - Diluted for the three months ended March 31, 2026 was $0.02, representing a decrease of $0.23, or 92.0%, compared to $0.25 for the three months ended March 31, 2025.

The decrease in both basic and diluted EPS largely reflects the decrease in net income discussed above, offset by a reduced share count as a result of the stock repurchases executed during the first six months of 2025.

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

Index

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

Adjusted Net Income for the three months ended March 31, 2026 was $3.8 million, representing a decrease of $7.1 million, or 65.1%, from Adjusted Net Income of $10.9 million for the three months ended March 31, 2025. The decrease in Adjusted Net Income was primarily due to the decrease in net income as discussed above, slightly offset by the higher net effect of the adjusting items detailed in the table below.

Index
The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted Net Income:

	Three Months Ended March 31,
(in thousands, except for per share data)	2026	2025
Net Income	$511	$7,769
Adjusted for:
Share-based compensation (a)	2,526	2,112
Restructuring costs (b)	—	306
Transaction costs (c)	1,166	1,169
Other charges and expenses (d)	359	327
Amortization of intangibles (e)	899	711
Income tax benefit related to adjustments (f)	(1,629)	(1,466)
Adjusted Net Income	$3,832	$10,928

Adjusted Earnings per Share
Basic	$0.13	$0.36
Diluted	$0.13	$0.35

Weighted-average common shares outstanding
Basic	29,858,890	30,587,949
Diluted	30,382,817	30,831,633

(a)Represents share-based compensation relating to equity awards granted primarily to employees and independent directors of the Company.
(b)Represents primarily severance related to the execution of restructuring plans.
(c)Represents primarily financial advisory, professional and legal fees related to strategic alternatives, including the pending Merger with Western Union.
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

Index

Adjusted Earnings per Share - Basic and Diluted (previously defined and used as described above) are as follows:

Adjusted Earnings per Share - Basic for the three months ended March 31, 2026 was $0.13, representing a decrease of $0.23, or 63.9%, compared to $0.36 for the three months ended March 31, 2025. The decrease in Adjusted Earnings per Share - Basic was primarily due to the decrease in Net Income.

Adjusted Earnings per Share - Diluted for the three months ended March 31, 2026 was $0.13, representing a decrease of $0.22, or 62.9%, compared to $0.35 for the three months ended March 31, 2025. The decrease in Adjusted Earnings per Share - Diluted was primarily due to the decrease in Net Income.

The following table presents the reconciliation of Earnings per Share, our closest GAAP measure, to Adjusted Earnings per Share:

	Three Months Ended March 31,
	2026		2025
	Basic	Diluted	Basic	Diluted
Earnings per Share	$0.02	$0.02	$0.25	$0.25
Adjusted for:
Share-based compensation	0.08	0.08	0.07	0.07
Restructuring costs	—	—	0.01	0.01
Transaction costs	0.04	0.04	0.04	0.04
Other charges and expenses	0.01	0.01	0.01	0.01
Amortization of intangibles	0.03	0.03	0.02	0.02
Income tax benefit related to adjustments	(0.05)	(0.05)	(0.05)	(0.05)
Adjusted Earnings per Share	$0.13	$0.13	$0.36	$0.35

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

Adjusted EBITDA for the three months ended March 31, 2026 was $12.4 million, representing a decrease of $9.2 million, or 42.6%, from $21.6 million for the three months ended March 31, 2025. The decrease in Adjusted EBITDA was primarily due to the decrease in Net Income as discussed above coupled with the lower net effect of the adjusting items detailed in the table below.

Index
The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net Income	$511	$7,769
Adjusted for:
Interest expense	2,208	2,700
Income tax provision	955	3,606
Depreciation and amortization	4,685	3,629
EBITDA	8,359	17,704
Share-based compensation (a)	2,526	2,112
Restructuring costs (b)	—	306
Transaction costs (c)	1,166	1,169
Other charges and expenses (d)	359	327
Adjusted EBITDA	$12,410	$21,618

(a)Represents share-based compensation relating to equity awards granted primarily to employees and independent directors of the Company.
(b)Represents primarily severance related to the execution of restructuring plans.
(c)Represents primarily financial advisory, professional and legal fees related to strategic alternatives, including the pending Merger with Western Union.
(d)Represents primarily loss on disposal of fixed assets.

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

We have funded and still expect to continue funding our liquidity requirements through internally generated funds, supplemented in the ordinary course, with borrowings under our revolving credit facility. We maintain a strong cash and cash equivalents balance position and have access to committed funding sources, which we have used only on an ordinary course basis during the three months ended March 31, 2026. Therefore, we believe that our current cash and cash equivalents position, as well as projected cash flows generated from operations, together with borrowings under our revolving credit facility are sufficient to fund our principal and interest payments, lease expenses, our working capital needs, our business acquisitions, our expected capital expenditures and projected common stock repurchases in the short and long terms.

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

As of March 31, 2026, there were $240.8 million of outstanding amounts drawn on the revolving credit facility. There were $284.2 million of additional borrowings available under this facility as of March 31, 2026.

Index
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

The effective interest rate for the three months ended March 31, 2026 for the revolving credit facility was 2.10%.

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

As of March 31, 2026, we were in compliance with the covenants of the Second A&R Credit Agreement that require the Company to maintain a quarterly minimum interest coverage ratio of 3.00:1.00 and a quarterly maximum consolidated leverage ratio of 3.50:1.00.

Our indebtedness could adversely affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk and prevent us from meeting our obligations. See “Risk Factors—Risks Relating to Our Indebtedness—The Company's indebtedness may limit our operating flexibility and could adversely affect our business, financial condition and results of operations” and "Our Second Amended and Restated Credit Agreement contains covenants that may limit our ability to conduct business” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Repurchase Program

On August 18, 2021, the Company’s Board of Directors approved a stock repurchase program (the “Repurchase Program”) that authorized the Company to purchase up to $40.0 million of its outstanding shares of the Company’s common stock. On March 3, 2023, the Board of Directors approved an increase to the Repurchase Program that authorizes the Company to purchase an additional $100.0 million of its outstanding shares. On August 26, 2024, the Board of Directors approved a second increase to the Repurchase Program that authorizes the Company to purchase an additional $63.8 million of its outstanding shares. Under the Repurchase Program, the Company is authorized to repurchase shares from time to time in accordance with applicable laws, both on the open market and in privately negotiated transactions and may include the use of derivative contracts or structured share repurchase agreements. The timing and amount of repurchases depends on several factors, including market and business conditions, the trading price of the Company’s common stock and the nature of other investment opportunities. The Repurchase Program may be limited, suspended or discontinued at any time without prior notice. The Repurchase Program does not have an expiration date. The Second A&R Credit Agreement permits the Company to make restricted payments (including share repurchases, among others) under a variety of tests as described above, including, without limitation, so long as the Consolidated Leverage Ratio (as defined in the Second A&R Credit Agreement), as of the then most recently completed four fiscal quarters of the Company, after giving pro forma effect to such restricted payments, is 2.50:1.00 or less.

The Company accounts for purchases of treasury stock under the cost method. Any direct costs incurred to acquire treasury stock are considered stock issue costs and added to the cost of the treasury stock. During the three months ended March 31, 2026, there were no share repurchases. During the three months ended March 31, 2025, the Company purchased 367,873 shares for an aggregate purchase price of $5.0 million. As of March 31, 2026, there was $48.3 million available for future share repurchases under the Repurchase Program.

Index

The Company has suspended activity under the Repurchase Program and does not intend to make further repurchases under it during the pendency of the Merger Agreement.

Operating Leases

We are party to operating leases for office space, warehouses, Company-operated store locations and vehicles, which we use as part of our day-to-day operations. Operating lease expenses were $1.8 million for the three months ended March 31, 2026, which we expect to be consistent throughout the year. We have not entered into finance lease commitments. For additional information on operating lease obligations, refer to Note 7, Leases, to the Condensed Consolidated Financial Statements.

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

Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Statements of Cash Flows Data:
Net cash (used in) provided by operating activities	$(37,364)	$41,282
Net cash used in investing activities	(5,493)	(5,313)
Net cash provided by (used in) financing activities	45,061	(15,145)
Effect of exchange rate changes on cash and cash equivalents	(562)	437
Net increase in cash and cash equivalents	1,642	21,261

Cash and cash equivalents, beginning of period	168,682	130,503
Cash and cash equivalents, end of period	$170,324	$151,764

Operating Activities
Net cash used in operating activities was $37.4 million for the three months ended March 31, 2026, a decrease of $78.7 million from net cash provided by operating activities of $41.3 million for the three months ended March 31, 2025. The decrease is primarily a result of a $74.0 million change in working capital, which varies due to timing of remittances of consumer funds by sending agents and transmittal orders and payments, as well as prefunding of payers primarily for weekends, and also reflects the decrease in net income.

Investing Activities
Net cash used in investing activities was $5.5 million for the three months ended March 31, 2026, representing an increase of $0.2 million from net cash used in investing activities of $5.3 million for the three months ended March 31, 2025. Net cash used in investing activities for both periods primarily represent our investment in software development and computer equipment for our sending agent network.

Financing Activities
Net cash used in financing activities was $45.1 million for the three months ended March 31, 2026, which primarily consisted of $46.0 million of net borrowings under the revolving credit facility.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. Our Critical Accounting Policies and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025, for which there were no material changes during the three months ended March 31, 2026, included the following:

•Allowance for Credit Losses
•Goodwill and Intangible Assets
•Income Taxes

Recent Accounting Pronouncements
Refer to Note 1, Business and Accounting Policies, of the Condensed Consolidated Financial Statements for information on recent accounting pronouncements.

Index
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
We manage foreign currency risk through the structure of the business and an active risk management process. One of the methods to settle with our payers in Latin America is entering into foreign exchange tom and spot transactions with local and foreign currency providers (“counterparties”). The foreign currency exposure on our foreign exchange tom and spot transactions is limited by the fact that all transactions are settled within two business days from trade date. Foreign currency fluctuations, however, may negatively affect our average exchange gain per transaction. The Company had open tom and spot foreign exchange contracts for Mexican pesos and Guatemalan quetzales amounting to approximately $32.1 million and $4.7 million at March 31, 2026 and December 31, 2025, respectively.

In addition, included in wire transfers and money orders payable, net in our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, there are $12.6 million and $20.2 million, respectively, of wires payable denominated in foreign currencies, primarily Mexican pesos and Guatemalan quetzales.

Also, included in prepaid wires, net in our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, there are $70.7 million and $33.2 million, respectively, of prepaid wires denominated in foreign currencies, primarily Mexican pesos and Guatemalan quetzales.

We are also exposed to changes in currency rates as a result of our investments in foreign operations and revenues generated in currencies other than the U.S. dollar. Revenues and profits generated by our international operations will increase or decrease because of changes in foreign currency exchange rates. This foreign currency risk is related primarily to our operations in our foreign subsidiaries. Revenues from our foreign subsidiaries represents approximately 4% of our consolidated revenues for the three months ended March 31, 2026. Therefore, a 10% increase or decrease in these currency rates against the U.S. Dollar would result in a de minimis change to our overall operating results.

The spot and average exchange rates for the currencies in which we operate to U.S. dollar are as follows:

	2026		2025
	Spot(1)	Average(2)	Spot(1)	Average(2)
U.S. dollar/Mexican Peso	17.99	17.56	17.99	20.41
U.S. dollar/Guatemalan Quetzal	7.63	7.65	7.65	7.69
U.S. dollar/Canadian Dollar	1.39	1.37	1.37	1.44
U.S. dollar/Dominican Peso	59.70	61.83	62.98	62.07
U.S. dollar/Euro	0.87	0.85	0.85	0.95
U.S. dollar/British Pound Sterling	0.76	0.74	0.74	0.79
(1)Spot exchange rates are as of March 31, 2026 and December 31, 2025.
(2)Average exchange rates are for the three months ended March 31, 2026 and 2025.

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

During the three months ended March 31, 2026, the Federal Reserve maintained the fed funds rate at 3.75%. As a consequence, other benchmark interest rates such as SOFR remained consistent. The Company expects that the Federal Reserve will continue to monitor inflation and other economic indicators to assess if any interest rate changes in 2026 are warranted. As of March 31, 2026, we had $240.8 million in outstanding borrowings under the revolving credit facility. A hypothetical 1% increase or decrease in the interest rate on our indebtedness as of March 31, 2026 would have increased or decreased cash interest expense on our revolving credit facility by approximately $2.4 million per annum, respectively.

Index
Credit Risk
We maintain certain cash balances in various U.S. banks, which at times, may exceed federally insured limits. We have not incurred any losses on these accounts. In addition, we maintain cash in various bank accounts in Mexico, Guatemala, Canada, Spain, the United Kingdom, Germany and Italy, which may not be fully insured. During the three months ended March 31, 2026, we did not incur any losses on these uninsured accounts. To manage our exposure to credit risk with respect to cash balances and other credit risk exposure resulting from our relationships with banks and financial institutions, we regularly review cash concentrations, and we attempt to diversify our cash balances among global financial institutions.

We are also exposed to credit risk related to receivable balances from sending agents, digital partners and other parties. We perform a credit review before each agent signing and conduct ongoing analyses of sending agents and certain other parties we transact with directly. As of March 31, 2026, we also had $5.2 million outstanding of agent advances receivable from sending agents. Most of the agent advances receivable are collateralized by personal guarantees from the sending agents and by assets from their businesses.

Our provision for credit losses was approximately $2.9 million for the three months ended March 31, 2026 (2.4% of total revenues) and $2.1 million for the three months ended March 31, 2025 (1.4% of total revenues). The increase in our provision for credit losses in the three months ended March 31, 2026 is primarily due to an increase in chargebacks of uncollected online money transfer transactions, and an increase in write-offs of agent receivable balances primarily as a result of sending agents that were not able to pay in accordance with the original terms of their agreements with us and are, accordingly, subject to our normal collection procedures.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our Chief Executive Officer and President, and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure as of March 31, 2026.

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

ITEM 1A. RISK FACTORS
There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). Prospective investors are encouraged to consider the risks described in our 2025 Form 10-K, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q and in our 2025 Form 10-K, and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the quarter ended March 31, 2026:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
January 1 through January 31	—	$—	—	$48,299,973
February 1 through February 28	48,047	$15.63	—	$48,299,973
March 1 through March 31	10,976	$15.73	—	$48,299,973
Total	59,023		—

(a)Represents 48,047 and 10,976 shares withheld for income tax purposes in February 2026 and March 2026, respectively, in connection with shares issued under compensation and benefit programs.
(b)On August 18, 2021, the Company’s Board of Directors approved a stock repurchase program (the “Repurchase Program”) that authorized the Company to purchase up to $40.0 million of outstanding shares of the Company’s common stock. The Repurchase Program does not have an expiration date. On March 3, 2023, the Board of Directors approved an increase to the Repurchase Program that authorizes the Company to purchase an additional $100.0 million of its outstanding shares. On August 26, 2024, the Board of Directors approved an increase to the Repurchase Program that authorizes the Company to purchase an additional $63.8 million of its outstanding shares. The Company has suspended activity under the Repurchase Program and does not intend to make further repurchases under it during the pendency of the Merger Agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Index
ITEM 5. OTHER INFORMATION
During the quarter ended March 31, 2026, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Index
ITEM 6. EXHIBITS

Exhibit No.	Document
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Chief Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Chief Financial Officer

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included with the Exhibit 101 attachments).

*Filed herewith.
**    Previously filed.
*** Furnished herewith.

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Money Express, Inc. (Registrant)

Date: May 11, 2026	By:	/s/ Robert Lisy
Robert Lisy
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Andras Bende
Andras Bende
Chief Financial Officer
(Principal Financial Officer)