Form 10-Q
period 2026-06-30
International Money Express, Inc.
filed 2026-08-10
CIK 1683695

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒
As of August 3, 2026, there were 30,211,627 shares of the registrant’s common stock, $0.0001 par value per share, outstanding. The registrant has no other class of common stock outstanding.

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
4

Index
PART 1 – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	June 30, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$150,636	$168,682
Accounts receivable, net of allowance of $5,103 and $5,530, respectively	99,744	105,369
Prepaid wires, net	16,130	59,497
Prepaid expenses and other current assets	19,227	19,611
Total current assets	285,737	353,159

Property and equipment, net	60,074	57,149
Goodwill	53,986	53,986
Intangible assets, net	23,353	25,404
Other assets	26,491	27,993
Total assets	$449,641	$517,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,728	$15,317
Wire transfers and money orders payable, net	85,007	87,540
Accrued and other liabilities	39,096	38,100
Total current liabilities	145,831	140,957
Long-term liabilities:
Debt, net	113,814	194,825
Lease liabilities, net	15,513	15,483
Deferred tax liability, net	4,933	5,372
Total long-term liabilities	134,260	215,680

Commitments and contingencies, see Note 17

Stockholders’ equity:
Preferred stock $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock $0.0001 par value; 200,000,000 shares authorized, 41,166,291 and 40,682,683 shares issued and 30,202,723 and 29,719,115 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	4	4
Additional paid-in capital	92,037	87,835
Retained earnings	294,857	290,141
Accumulated other comprehensive (loss) income	(318)	104
Treasury stock, at cost; 10,963,568 shares as of both June 30, 2026 and December 31, 2025, respectively	(217,030)	(217,030)
Total stockholders’ equity	169,550	161,054
Total liabilities and stockholders’ equity	$449,641	$517,691
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except for share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Wire transfer and money order fees, net	$107,585	$132,970	$207,337	$253,137
Foreign exchange gain, net	16,652	23,681	32,972	43,862
Other income	6,925	4,482	12,805	8,444
Total revenues	131,162	161,133	253,114	305,443

Operating expenses:
Service charges from agents and banks	85,848	102,257	164,939	196,045
Salaries and benefits	17,380	18,525	36,270	37,110
Other selling, general and administrative expenses	11,106	12,354	22,661	23,352
Provision for credit losses	2,585	1,858	5,476	3,924
Transaction costs	700	2,224	1,866	3,393
Depreciation and amortization	4,792	4,454	9,477	8,083
Total operating expenses	122,411	141,672	240,689	271,907

Operating income	8,751	19,461	12,425	33,536

Interest expense	2,320	3,093	4,528	5,793

Income before income taxes	6,431	16,368	7,897	27,743

Income tax provision	2,226	5,361	3,181	8,967

Net income	4,205	11,007	4,716	18,776

Other comprehensive income (loss)	49	1,236	(422)	1,584

Comprehensive income	$4,254	$12,243	$4,294	$20,360

Earnings per common share:
Basic	$0.14	$0.37	$0.16	$0.62
Diluted	$0.14	$0.37	$0.15	$0.62

Weighted-average common shares outstanding:
Basic	30,109,812	29,843,687	29,989,347	30,213,762
Diluted	30,608,806	29,912,615	30,500,809	30,370,069

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except for share data, unaudited)

	Three Months Ended June 30, 2026
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2026	41,078,827	$4	(10,963,568)	$(217,030)	$89,433	$290,652	$(367)	$162,692
Net income	—	—	—	—	—	4,205	—	4,205
Issuance of common stock:
Other stock awards, net of shares withheld for taxes	87,464	—	—	—	(25)	—	—	(25)
Share-based compensation	—	—	—	—	2,629	—	—	2,629
Adjustment from foreign currency translation, net	—	—	—	—	—	—	49	49
Balance, June 30, 2026	41,166,291	$4	(10,963,568)	$(217,030)	$92,037	$294,857	$(318)	$169,550

	Three Months Ended June 30, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, March 31, 2025	40,332,957	$4	(9,983,227)	$(205,677)	$80,775	$265,239	$(1,098)	$139,243
Net income	—	—	—	—	—	11,007	—	11,007
Issuance of common stock:
Other stock awards, net of shares withheld for taxes	55,036	—	—	—	(13)	—	—	(13)
Share-based compensation	—	—	—	—	2,133	—	—	2,133
Adjustment from foreign currency translation, net	—	—	—	—	—	—	1,236	1,236
Acquisition of treasury stock, at cost	—	—	(980,341)	(11,353)	—	—	—	(11,353)
Balance, June 30, 2025	40,387,993	$4	(10,963,568)	$(217,030)	$82,895	$276,246	$138	$142,253

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands, except for share data, unaudited)

	Six Months Ended June 30, 2026
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	40,682,683	$4	(10,963,568)	$(217,030)	$87,835	$290,141	$104	$161,054
Net income	—	—	—	—	—	4,716	—	4,716
Issuance of common stock:
Other stock awards, net of shares withheld for taxes	483,608	—	—	—	(953)	—	—	(953)
Share-based compensation	—	—	—	—	5,155	—	—	5,155
Adjustment from foreign currency translation, net	—	—	—	—	—	—	(422)	(422)
Balance, June 30, 2026	41,166,291	$4	(10,963,568)	$(217,030)	$92,037	$294,857	$(318)	$169,550

	Six Months Ended June 30, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	40,164,056	$4	(9,615,354)	$(200,696)	$79,592	$257,470	$(1,446)	$134,924
Net income	—	—	—	—	—	18,776	—	18,776
Issuance of common stock:
Other stock awards, net of shares withheld for taxes	223,937	—	—	—	(942)	—	—	(942)
Share-based compensation	—	—	—	—	4,245	—	—	4,245
Adjustment from foreign currency translation, net	—	—	—	—	—	—	1,584	1,584
Acquisition of treasury stock, at cost	—	—	(1,348,214)	(16,334)	—	—	—	(16,334)
Balance, June 30, 2025	40,387,993	$4	(10,963,568)	$(217,030)	$82,895	$276,246	$138	$142,253
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$4,716	$18,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,477	8,083
Share-based compensation	5,155	4,245
Provision for credit losses	5,476	3,924
Debt origination costs amortization	507	512
Deferred income tax benefit, net	(439)	(1,377)
Non-cash lease expense	3,557	3,493
Loss on disposal of property and equipment	639	507
Total adjustments	24,372	19,387
Changes in operating assets and liabilities:
Accounts receivable	221	(39,298)
Prepaid wires, net	43,385	27,229
Prepaid expenses and other assets	1,449	9
Wire transfers and money orders payable, net	(2,771)	57,504
Lease liabilities	(3,663)	(4,119)
Accounts payable and accrued and other liabilities	7,645	1,696
Net cash provided by operating activities	75,354	81,184

Cash flows from investing activities:
Purchases of property and equipment	(10,986)	(9,845)
Acquisition of agent locations	—	(188)
Net cash used in investing activities	(10,986)	(10,033)

Cash flows from financing activities:
Borrowings under revolving credit facility	3,866,000	4,035,000
Repayments under revolving credit facility	(3,947,000)	(4,047,486)
Payments for stock-based awards	(954)	(942)
Repurchases of common stock	—	(16,334)
Other financing activities	(11)	(5)
Net cash used in financing activities	(81,965)	(29,767)

Effect of exchange rate changes on cash and cash equivalents	(449)	2,836

Net (decrease) increase in cash and cash equivalents	(18,046)	44,220

Cash and cash equivalents, beginning of period	168,682	130,503

Cash and cash equivalents, end of period	$150,636	$174,723
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands, unaudited)

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,032	$5,284
Cash paid for income taxes	$4,708	$11,998

Supplemental disclosure of non-cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$2,925	$660
Settlement of receivables from agent acquisitions	$—	$1,634
Accrued liabilities related to agent acquisitions	$—	$493

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

On August 10, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, The Western Union Company, a Delaware corporation (“Western Union”), and Ivey Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Western Union (“Merger Sub”). Pursuant to the Merger Agreement, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the Merger and becoming a wholly-owned subsidiary of Western Union. The Merger Agreement provides that each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger (subject to limited exceptions, such as treasury shares or shares as to which dissenters’ rights have been properly exercised in accordance with Delaware law) will be cancelled and converted into the right to receive $16.00 per share in cash, without interest.

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

The Company anticipates closing the Merger as soon as reasonably practicable. subject to the satisfaction of other customary closing conditions, including receipt of the remaining regulatory approval.

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

The Company’s interim condensed consolidated financial statements and related notes are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) and disclosures necessary for a fair statement of these interim condensed consolidated financial statements have been included. The results reported in these interim condensed consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year. Certain information and footnote disclosures required by GAAP have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Concentrations

The Company maintains certain of its cash balances in various U.S. banks, which at times, may exceed federally insured limits. The Company has not incurred any losses on these accounts. In addition, the Company maintains various bank accounts in Mexico, Guatemala, Canada, the Dominican Republic, Spain, Italy, Germany and the United Kingdom, which may not be fully insured. During the three and six months ended June 30, 2026, the Company did not incur any losses on these uninsured foreign bank accounts.

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

Reclassifications
Certain prior year amounts have been reclassified to conform with current year presentation primarily as it relates to not disclosing restructuring charges as a separate item in the consolidated statements of income and comprehensive income.

NOTE 2 – ACQUISITIONS AND TRANSACTION COSTS
Transaction Costs

Transaction costs include all internal and external costs directly related to acquisition activities and the Company's evaluation of strategic alternatives including the pending Merger with Western Union, consisting primarily of legal, consulting, accounting and financial advisory fees. Transaction costs were $0.7 million and $2.2 million for the three months ended June 30, 2026 and 2025, and $1.9 million and $3.4 million for the six months ended June 30, 2026 and 2025, respectively.

NOTE 3 – REVENUES
The Company recognized revenues from contracts with customers, sending agents, digital partners and others for the three and six months ended June 30, 2026 and 2025, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Wire transfer and money order fees	$107,734	$133,608	$207,655	$254,497
Discounts and promotions	(149)	(638)	(318)	(1,360)
Wire transfer and money order fees, net	107,585	132,970	207,337	253,137
Foreign exchange gain, net	16,652	23,681	32,972	43,862
Other income	6,925	4,482	12,805	8,444
Total revenues	$131,162	$161,133	$253,114	$305,443

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

Wire transfers and money order fees include money order fees of $0.5 million for both the three months ended June 30, 2026 and 2025, respectively, and $0.9 million and $1.1 million for the six months ended June 30, 2026 and 2025, respectively.

NOTE 4 – ACCOUNTS RECEIVABLE AND AGENT ADVANCES RECEIVABLE, NET OF ALLOWANCE
Accounts Receivable

Accounts receivable represents primarily outstanding balances from sending agents for pending wire transfers or money orders from our customers. The outstanding balance of accounts receivable, net of allowance for credit losses, consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Accounts receivable	$104,847	$110,899
Allowance for credit losses	(5,103)	(5,530)
Accounts receivable, net	$99,744	$105,369

Agent Advances Receivable
Agent advances receivable, net of allowance for credit losses, from sending agents is as follows (in thousands):

	June 30, 2026	December 31, 2025
Agent advances receivable, current	$2,319	$2,001
Allowance for credit losses	(325)	(203)
Net current	$1,994	$1,798

Agent advances receivable, long-term	$3,215	$2,960
Allowance for credit losses	(425)	(264)
Net long-term	$2,790	$2,696

The net current portion of agent advances receivable is included in prepaid expenses and other current assets (see Note 5), and the net long-term portion is included in other assets (see Note 5) in the condensed consolidated balance sheets. At June 30, 2026 and December 31, 2025, there were $5.5 million and $5.0 million, respectively, of agent advances receivable collateralized by personal guarantees from sending agents and assets from their businesses in case of a default by the agent.

The maturities of agent advances receivable at June 30, 2026 are as follows (in thousands):

Outstanding Balance
Under 1 year	$2,319
Between 1 and 2 years	2,171
More than 2 years	1,044
Total	$5,534

Index
Allowance for Credit Losses
The changes in the allowance for credit losses related to accounts receivable and agent advances receivable are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$5,468	$4,432	$5,997	$3,836
Provision	2,585	1,858	5,476	3,924
Charge-offs	(2,701)	(1,337)	(6,316)	(3,094)
Recoveries	360	302	697	472
Other	141	254	(1)	371
Ending Balance	$5,853	$5,509	$5,853	$5,509

The allowance for credit losses allocated by financial instrument category is as follows (in thousands):

	June 30, 2026	December 31, 2025
Accounts receivable	$5,103	$5,530
Agent advances receivable	750	467
Allowance for credit losses	$5,853	$5,997

NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid insurance	$265	$1,343
Prepaid fees and services	2,639	3,057
Agent incentive advances	1,655	2,166
Agent advances receivable, net of allowance	1,994	1,798
Prepaid marketing expenditures	1,433	1,318
Prepaid income taxes	9,506	8,123
Prepaid expenses and other current assets	1,735	1,806
	$19,227	$19,611

Other assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Revolving credit facility origination fees	$3,086	$3,593
Agent incentive advances	993	1,750
Agent advances receivable, net of allowance	2,790	2,696
Right-of-use assets, net	15,919	15,878
Funds held by seized banking entities, net of allowance	1,828	1,774
Other assets	1,875	2,302
	$26,491	$27,993

During 2021, local banking regulators in Mexico resolved to close and liquidate a local financial institution, citing a lack of compliance with minimum capital requirements. The Company has approximately $6.3 million of exposure from deposits it held with this bank when it was closed. In accordance with the banking regulations in Mexico, large depositors such as the Company will be paid once the assets of the financial institution are liquidated. Currently, it is difficult to predict the length of the liquidation process or if the proceeds from the asset liquidation will be sufficient to recover a portion or all of its funds on deposit. The Company maintains a valuation allowance of

Index
approximately $4.5 million as of June 30, 2026 in connection with the balance of deposits held by the financial institution as a result of its closure, which has not materially changed since 2022.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
Goodwill and the majority of intangible assets on the condensed consolidated balance sheets of the Company were recognized from business acquisition transactions. Intangible assets on the condensed consolidated balance sheets of the Company consist of agent relationships, trade names, developed technology and other intangible assets. Agent relationships, trade names and developed technology are amortized over their estimated useful lives of up to 15 years using an accelerated method that correlates with the projected realization of the benefit. The agent relationships intangible represents the network of independent sending agents; trade names refers to the Intermex, La Nacional, Amigo Paisano and I-Transfer names, branded on all applicable agent locations and well recognized in the market; and developed technology includes the state-of-the-art system that the Company has continued to develop and improve over the past 20 years. Other intangible assets relate to the acquisition of Company-operated stores, which are amortized on a straight-line basis over 10 years, and non-competition agreements, which are amortized over the length of the agreement, typically 5 years. The determination of our intangible fair values includes several assumptions that are subject to various risks and uncertainties. Management believes it has made reasonable estimates and judgments concerning these risks and uncertainties, and no impairment charges were determined necessary to be recognized during the three and six months ended June 30, 2026.

The following table presents the changes in goodwill and intangible assets (in thousands):

	Goodwill	Intangibles
Balance at December 31, 2025	$53,986	$25,404
Amortization expense	—	(2,051)
Balance at June 30, 2026	$53,986	$23,353

Amortization expense related to intangible assets for the remainder of 2026 and thereafter is as follows (in thousands):

2026	$2,016
2027	3,492
2028	3,010
2029	2,619
2030	2,340
Thereafter	9,876
$23,353

NOTE 7 – LEASES
To conduct certain of our operations, the Company is a party to leases for office space, warehouses, Company-operated store locations and vehicles.

The presentation of right-of-use assets and lease liabilities in the condensed consolidated balance sheets is as follows (in thousands):

Index

Leases	Classification	June 30, 2026	December 31, 2025
Assets
Right-of-use assets	Other assets(1)	$15,919	$15,878
Total leased assets		$15,919	$15,878

Liabilities
Current
Operating	Accrued and other liabilities	$6,098	$6,207
Noncurrent
Operating	Lease liabilities	15,513	15,483
Total Lease liabilities		$21,611	$21,690
(1) Operating right-of-use assets are recorded net of accumulated amortization of $15.6 million and $16.9 million as of June 30, 2026 and December 31, 2025, respectively.
Operating lease cost for the three and six months ended June 30, 2026 and 2025, respectively, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost	2026	2025	2026	2025
Operating lease cost (2)	$1,759	$1,747	$3,557	$3,493
(2) Operating lease cost is included in other selling, general and administrative expenses in the condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2026 and 2025.

As of June 30, 2026 and December 31, 2025, the Company’s weighted-average remaining lease terms on its operating leases is 5.4 and 6.2 years, and the Company’s weighted-average discount rate is 6.28% and 6.48%, respectively, which is the Company’s incremental borrowing rate. The Company used its incremental borrowing rate for all leases, as none of the Company’s lease agreements provide a readily determinable implicit rate.

Lease Payments

Future minimum lease payments for assets under non-cancelable operating lease agreements with original terms of more than one year are as follows (in thousands):

2026	$3,335
2027	5,511
2028	3,871
2029	2,401
2030	2,261
Thereafter	7,584
Total lease payments	24,963
Less: Imputed interest	(3,352)
Present value of lease liabilities	$21,611

Index

NOTE 8 – WIRE TRANSFERS AND MONEY ORDERS PAYABLE, NET
Wire transfers and money orders payable, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Wire transfers payable, net	$25,877	$26,708
Customer voided wires payable	32,962	34,298
Money orders payable	26,168	26,534
	$85,007	$87,540

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

NOTE 9 – ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Commissions payable to sending agents	$14,885	$16,381
Accrued salaries and benefits	2,966	3,785
Accrued bank charges	2,774	3,225
Lease liability, current portion	6,098	6,207
Accrued professional fees	886	2,156
Accrued taxes	9,147	1,940
Acquisition related liabilities	150	150
Accrued transaction costs	129	84
Other	2,061	4,172
	$39,096	$38,100

The following table shows the changes in the deferred revenue loyalty program liability (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$—	$2,039	$—	$2,692
Revenue deferred during the period	—	—	—	141
Revenue recognized during the period	—	(1,496)	—	(2,290)
Ending balance	$—	$543	$—	$543

NOTE 10 – DEBT
Debt consisted primarily of the following (in thousands):

	June 30, 2026	December 31, 2025
Revolving credit facility	$113,814	$194,814
Other	—	11
	$113,814	$194,825

Index
On August 29, 2024, the Company and certain of its domestic subsidiaries as borrowers and the other guarantors from time to time party thereto (collectively, the “Loan Parties”) entered into a Second Amended and Restated Credit Agreement (the “Second A&R Credit Agreement”) with a group of banking institutions, which amended and restated in its entirety the Company's prior credit agreement. The Second A&R Credit Agreement provides for a new $425.0 million, multi-currency, revolving credit facility and an uncommitted incremental facility, which may be utilized for additional term and revolving loans of up to $100.0 million. The Second A&R Credit Agreement also provides for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The maturity date of the Second A&R Credit Agreement is August 29, 2029. Borrowings under the Second A&R Credit Agreement are available for general corporate purposes to support the Company’s growth, as well as to fund share repurchases.

The unamortized portion of debt origination costs primarily related to the Second A&R Credit Agreement totaled approximately $3.1 million and $3.6 million at June 30, 2026 and December 31, 2025, respectively. Amortization of debt origination costs is included as a component of interest expense in the condensed consolidated statements of income and comprehensive income and amounted to approximately $0.2 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively, and $0.5 million for both the six months ended June 30, 2026 and 2025, respectively.

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

The effective interest rate for the revolving credit facility was 2.14% and 2.74% for the six months ended June 30, 2026 and 2025, respectively.

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
Under the Second A&R Credit Agreement, the Company is required to maintain a quarterly minimum interest coverage ratio of 3.00:1.00 and a quarterly maximum consolidated leverage ratio of 3.50 with a step-up to 3.75 in the quarter during which the Company completes a material acquisition, in each case, as computed in accordance with the terms of the Second A&R Credit Agreement. As of June 30, 2026, we were in compliance with these covenants.

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

The following tables present the fair value of the Company's financial instruments, categorized based upon the fair value hierarchy (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3

Cash and cash equivalents	$150,636	$—	$—
Accounts receivable	—	99,744	—
Agent advances	—	4,784	—
Prepaid wires	—	16,130	—
Total assets	$150,636	$120,658	$—
Accounts payable	$—	$21,728	$—
Wire transfers and money orders payable	—	85,007	—
Revolving credit facility	—	113,814	—
Total liabilities	$—	$220,549	$—

	December 31, 2025
	Level 1	Level 2	Level 3

Cash and cash equivalents	$168,682	$—	$—
Accounts receivable	—	105,369	—
Agent advances	—	4,494	—
Prepaid wires	—	59,497	—
Total assets	$168,682	$169,360	$—
Accounts payable	$—	$15,317	$—
Wire transfers and money orders payable	—	87,540	—
Revolving credit facility	—	194,814	—
Total liabilities	$—	$297,671	$—

NOTE 12 – SHARE-BASED COMPENSATION
International Money Express, Inc. Omnibus Equity Compensation Plans

Index
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

On June 20, 2025, the Company’s stockholders approved the Amended and Restated International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (the “A&R 2020 Plan” and together with the 2018 and 2020 Plans, the “Plans”), which amends and restates the 2020 Plan. The A&R 2020 Plan increased the number of shares of common stock authorized for issuance under the 2020 Plan by an additional 2.5 million shares. As of June 30, 2026, 2.8 million shares remained available for future awards under the Plan.

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

Share-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The stock options issued under the Plans have 10-year terms and generally vest in four equal installments beginning one year after the date of the grant. The Company recognized no compensation expense for stock options for both the three and six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, there is no unrecognized compensation expense related to stock options.

A summary of stock option activity under the Plans during the six months ended June 30, 2026 is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2025	146,125	$12.21	3.38	$4.38
Granted	—	$—		$—
Exercised	—	$—		$—
Forfeited	—	$—		$—
Expired	—	$—		$—
Outstanding at June 30, 2026	146,125	$12.21	2.89	$4.38

Exercisable at June 30, 2026(1)	146,125	$12.21	2.89	$4.38
(1) The aggregate fair value of all vested/exercisable options outstanding as of June 30, 2026 was $0.6 million, which was determined based on the market value of our stock as of that date.

Restricted Stock Units

The RSUs granted under the Plans to the Company’s employees or certain service providers generally vest in four equal annual installments beginning one year after the date of the grant, while RSUs issued to the Company’s independent directors generally vest on the one-year anniversary from the grant date. The Company recognized compensation expense for all RSUs of approximately $1.2 million and $1.0 million for the three months ended June 30, 2026 and 2025, respectively, and $2.5 million and $2.3 million for the six months ended June 30, 2026 and 2025, respectively, which is included in salaries and benefits in the condensed consolidated statements of income

Index
and comprehensive income. As of June 30, 2026, unrecognized compensation expense related to RSUs of approximately $9.8 million is expected to be recognized over a weighted-average period of 1.9 years.

A summary of RSU activity during the six months ended June 30, 2026 is presented below:

	Number of RSUs	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2025	591,538	$17.17
Granted(1)	336,969	$15.55
Vested	(243,474)	$15.28
Forfeited	(11,967)	$15.30
Outstanding (nonvested) at June 30, 2026	673,066	$17.07
(1) The aggregate fair value of all RSUs granted during the six months ended June 30, 2026 was approximately $5.2 million.

Restricted Stock Awards

The RSAs issued under the Plans to the Company’s employees generally vest in four equal annual installments beginning one year after the date of grant, while RSAs issued to certain of the Company’s independent directors vest at the end of the three-month calendar quarter in which the grant is made (or, if earlier, upon the consummation of a change in control). The Company recognized compensation expense for RSAs granted of $0.7 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively, and $1.3 million and $1.0 million for the six months ended June 30, 2026 and 2025, respectively, which is included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. As of June 30, 2026, there was $6.9 million of unrecognized compensation expense related to RSAs, which is expected to be recognized over a weighted-average period of 2.0 years.

A summary of RSA activity during the six months ended June 30, 2026 is presented below:

	Number of RSAs	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2025	257,169	$20.12
Granted(1)	303,232	$15.55
Vested	(100,290)	$19.91
Forfeited	—	$—
Outstanding (nonvested) at June 30, 2026	460,111	$17.16
(1) The aggregate fair value of all RSAs granted during the six months ended June 30, 2026 was approximately $4.7 million, which was determined based on the market value of our stock as of that date.

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

The Company recognized compensation expense for PSUs of $0.7 million and $0.6 million for the three months ended June 30, 2026 and 2025, respectively, and $1.3 million and $0.9 million for the six months ended June 30, 2026 and 2025, respectively, which is included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. As of June 30, 2026, there was $2.8

Index
million of unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted-average period of 1.3 years.

A summary of PSU activity during the six months ended June 30, 2026 is presented below:

	Number of PSUs	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Price
Outstanding (nonvested) at December 31, 2025	506,942	8.56	$14.70
Granted	—		$—
Vested/accelerated	—		$—
Forfeited	—		$—
Outstanding (nonvested) at June 30, 2026	506,942	8.41	$14.70

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

The Company accounts for purchases of treasury stock under the cost method. Any direct costs incurred to acquire treasury stock are considered stock issue costs and added to the cost of the treasury stock. Separately from the Repurchase Program, on March 12, 2025 the Company entered into an agreement with Latin-American Investment Holdings Inc., a related party, for the purchase of 100,000 shares of the Company's common stock for a total purchase price of $1.3 million, in a privately-negotiated transaction. During the three and six months ended June 30, 2026, there were no share repurchases. During the three and six months ended June 30, 2025, including the shares previously mentioned, the Company purchased 980,341 and 1,348,214 shares, respectively, for an aggregate purchase price of $11.4 million and $16.3 million, respectively. As of June 30, 2026, there was $48.3 million available for future share repurchases under the Repurchase Program.

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

Below are basic and diluted earnings per share for the periods indicated (in thousands, except for share data):

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net income	$4,205	$11,007	$4,716	$18,776

Shares:
Weighted-average common shares outstanding – basic	30,109,812	29,843,687	29,989,347	30,213,762
Effect of dilutive securities
RSUs	146,294	52,605	162,856	74,974
Stock options	29,823	8,718	30,883	26,517
RSAs	22,717	1,921	37,224	27,708
PSUs	300,160	5,684	280,499	27,108
Weighted-average common shares outstanding – diluted	30,608,806	29,912,615	30,500,809	30,370,069

Earnings per common share – basic	$0.14	$0.37	$0.16	$0.62
Earnings per common share – diluted	$0.14	$0.37	$0.15	$0.62

As of June 30, 2026, there were approximately 409.4 thousand RSUs and 354.7 thousand RSAs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.

As of June 30, 2025, there were approximately 83.8 thousand stock options, 496.9 thousand RSUs, 257.2 thousand RSAs and 236.1 thousand PSUs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.

As discussed in Note 13, the Company repurchased 980,341 and 1,348,214 shares of its common stock in the three and six months ended June 30, 2025, respectively (none in 2026).

Index
NOTE 15 – INCOME TAXES
A reconciliation between the income tax provision at the U.S. statutory tax rate and the Company’s income tax provision on the condensed consolidated statements of income and comprehensive income is below (in thousands, except for tax rates):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income before income taxes	$6,431	$16,368	$7,897	$27,743
U.S statutory tax rate	21%	21%	21%	21%
Income tax expense at statutory rate	1,351	3,437	1,658	5,826

State and local income taxes, net of federal income tax effect	546	1,273	667	2,140
Foreign tax effects:
Mexico
Statutory tax rate difference between Mexico and the United States	36	42	40	61
Return to provision adjustments	—	—	347	—
Other foreign jurisdictions	33	144	40	224
Non-taxable or Non-deductible expenses:
Share-based compensation	(121)	152	(72)	249
Non-deductible officer compensation	266	272	307	427
Other non-deductible expenses	13	25	15	43
Other	102	16	179	(3)
Total income tax provision	$2,226	$5,361	$3,181	$8,967

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

Our income tax provision includes the expected benefit of all deferred tax assets, including our net operating loss carryforwards except as limited below. With certain exceptions, these net operating loss carryforwards will expire from 2031 through 2037 for federal losses, from 2029 through 2038 for state losses, and from 2038 through 2046 for foreign losses. After consideration of all evidence, both positive and negative, management has determined that no valuation allowance is required at June 30, 2026 on the Company’s U.S. federal or state deferred tax assets; however, a valuation allowance has been recorded at June 30, 2026 on deferred tax assets associated with Canadian, Spanish, Dutch and British net operating loss carryforwards as these foreign subsidiaries have a history of incurring taxable losses in recent years. The valuation allowance will be maintained until sufficient positive evidence exists to support their future realization. Utilization of the Company’s net operating loss carryforwards is subject to limitation under Internal Revenue Code Section 382 and similar tax provisions in the foreign jurisdictions in which we operate.

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

The table below provides information about the Company's measure of segment performance and significant expense categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Wire transfer and money order fees, net	$107,585	$132,970	$207,337	$253,137
Foreign exchange gain, net	16,652	23,681	32,972	43,862
Other income	6,925	4,482	12,805	8,444
Total revenues	131,162	161,133	253,114	305,443

Less:
Agent commissions	55,441	67,385	106,599	128,548
Payer commissions	20,784	25,244	39,611	49,055
Bank charges and fees	5,637	6,884	11,251	13,478
Salaries and benefits	17,380	18,525	36,270	37,110
Other segment items (1)	15,092	15,098	30,139	28,316
Provision for credit losses	2,585	1,858	5,476	3,924
Transaction costs	700	2,224	1,866	3,393
Depreciation and amortization	4,792	4,454	9,477	8,083
Total operating expenses	122,411	141,672	240,689	271,907

Operating income	8,751	19,461	12,425	33,536

Interest expense	2,320	3,093	4,528	5,793

Income before income taxes	6,431	16,368	7,897	27,743

Income tax provision	2,226	5,361	3,181	8,967

Net income	$4,205	$11,007	$4,716	$18,776
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

Regulatory Requirements

Pursuant to applicable licensing laws, certain domestic and foreign subsidiaries of the Company are required to maintain minimum tangible net worth and liquid assets (eligible securities) to cover the amount outstanding of wire transfers and money orders payable. As of June 30, 2026, the Company’s subsidiaries were in compliance with these requirements.

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

Our money remittance services enable consumers to send funds through our broad network of locations in the United States, Canada, Spain, Italy and Germany that are primarily operated by third-party businesses, as well as by Company-operated stores located in those jurisdictions. Transactions are processed and payment is collected by our agents (“sending agent(s)”) and those funds become available for pickup by the beneficiary at the designated destination, usually within minutes, at any Intermex payer location (“paying agent(s)”). We refer to our sending agents and our paying agents collectively as agents. In addition, our services are offered digitally through the Internet via our websites (intermexonline.com and online.i-transfer.es), co-branded websites with our digital partners and mobile device applications. For the six months ended June 30, 2026, our agent network decreased by approximately 5.5% primarily as a result of a lower number of agents onboarded during the period relative to ordinary course agent terminations. For the six months ended June 30, 2026, principal amount sent decreased by approximately 12.0% to $10.4 billion, as compared to the same period in 2025, and total remittances processed were approximately 23.7 million, representing a decrease of approximately 12.0%, as compared to the same period in 2025 primarily related to decreased volume generated that we attribute to a contraction in the retail remittance market, particularly the LAC corridor. This overall decrease was partially offset by increased volume generated by our digital channels.

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

In addition, the consummation of the Merger was conditioned upon (i) the expiration or termination of the applicable waiting period under the HSR Act, which waiting period expired on October 6, 2025, and (ii) approval of the stockholders of the Company, which approval was received at a special meeting of stockholders of the Company on December 9, 2025.
The Company anticipates closing the Merger as soon as reasonably practicable, subject to the satisfaction of other customary closing conditions, including receipt of the remaining regulatory approval.
The Merger Agreement contains termination rights for the Company and Western Union, including a right for either party to terminate if the Merger is not consummated by November 10, 2026 (as automatically extended to obtain certain regulatory approvals as set forth in the Merger Agreement). Upon termination of the Merger Agreement, (i) Western Union, upon termination of the Merger Agreement by the Company or Western Union due to a Restraint relating to any antitrust laws, or the failure to obtain necessary consents, approvals or clearances related to antitrust laws, would be required to pay the Company a termination fee equal to $27.3 million, and (ii) the Company, under specified circumstances, including termination of the Merger Agreement by Western Union as a result of an Adverse Recommendation Change (as defined in the Merger Agreement), would be required to pay Western Union a termination fee equal to $19.8 million.
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

Index
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

We have encountered and continue to expect to encounter increasing competition as new electronic platforms emerge that enable consumers to send and receive money through a variety of channels. Regardless, we continue to innovate in the industry by differentiating our money remittance business through programs to foster loyalty among agents as well as consumers and have expanded our channels through which our services are accessed to include online and mobile offerings which are experiencing higher consumer adoption. During 2026, we expect to continue investing in increasing our penetration of the digital market, to add digital customers, to enhance our digital offerings and to increase digital revenues, while maintaining and continuing to develop our retail service offerings. Although we believe that investment in our digital business should provide significant financial benefits in the mid to long term timeframes, these investments are likely, in the shorter term, to adversely affect our results of operations.

The market for money remittance services is very competitive. Our competitors include a small number of large money remittance providers, such as such as Western Union, MoneyGram, Remitly and Euronet, financial institutions and banks, and a large number of small

Index
niche money remittance service providers that serve select regions. We generally compete for money remittance agents on the basis of value, service, quality, technical and operational differences, commission structure and marketing efforts. As a philosophy, we sell credible solutions to our sending agents, not discounts or higher commissions, as is typical for the industry. We compete for money remittance customers on the basis of trust, convenience, service, efficiency of outlets, value, enhanced technology and brand recognition.

As noted above, current political, social, economic and market conditions in the United States, including recent economic, trade and immigration enforcement actions taken by the current administration in the U.S., as well as in foreign countries, including those that are destinations for money transfers or in which we currently operate remain volatile. There is uncertainty as to the economic and financial impact of such conditions. Our business has generally been resilient during times of economic instability as money remittances are essential to many recipients, with the funds used by the receiving parties for their daily needs; however, continued enhanced immigration enforcement activities in the U.S., prolonged volatility in the market, continued global economic and geopolitical uncertainty, and long-term sustained appreciation of the Mexican peso or Guatemalan quetzal as compared to the U.S. dollar could negatively affect our revenues and profitability. Moreover, as noted above, we have experienced a reduction in revenues generated that we attribute to a contraction in the remittance market, particularly the LAC corridor, which may reflect this increased volatility and current economic conditions.

Trends in the cross-border money remittance business tend to correlate to immigration trends, global economic opportunity and related employment levels in certain industries such as construction, information technology, manufacturing, agriculture and hospitality, as well as other service industries. The three largest remittance corridors we serve are United States to Mexico, United States to Guatemala and United States to the Dominican Republic. According to the latest information available from the World Bank Remittance Matrix, the United States to Mexico remittance corridor was one of the largest in the world in 2025. In addition, changes to U.S. immigration, tariffs, trade, economic, tax and other policies may have both positive and negative effects on our business, none of which can be predicted with any degree of certainty.

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

Salaries and Benefits

Salaries and benefits include cash and share-based compensation associated with our corporate employees and sales team as well as employees at our Company-operated stores. Corporate employees include management, customer service, compliance, information technology, operations, finance, legal and human resources. Our sales team, located throughout the United States, Canada, Spain and Italy, is focused on supporting and growing our sending agent network. Share-based compensation is primarily recognized as an expense on a straight-line basis over the requisite service period. Unrecognized compensation expense related to restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) of approximately $19.5 million is expected to be recognized over a weighted-average period of 1.8 years.

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

Restructuring Costs

From time to time, we may incur costs associated with restructuring plans related to our domestic and foreign operations. These costs include all internal and external costs directly related with the restructuring and consist primarily of severance payments, write-off of assets and certain legal and professional fees.

Transaction Costs

We incur transaction costs associated with completed and potential acquisitions. These costs include all internal and external costs directly related to the transactions, consisting primarily of legal, consulting, accounting and advisory fees and certain incentive bonuses. Due to their significance, they are presented separately in our condensed consolidated statements of income and comprehensive income. Transaction costs also include internal and external costs related to the Board’s evaluation of strategic alternatives and the pending Merger with Western Union.

Depreciation and Amortization

Depreciation and amortization largely consists of depreciation of computer equipment and amortization of software that supports our technology platform. In addition, it includes amortization of intangible assets primarily related to our agent relationships, trade names and developed technology.

Non-Operating Expenses

Index
Interest Expense

Interest expense consists primarily of interest associated with our debt, which consists of a revolving credit facility. The effective interest rate for the six months ended June 30, 2026 for the revolving credit facility was 2.14%.

Income tax provision

Our income tax provision includes the expected benefit of all deferred tax assets, including our net operating loss carryforwards. After consideration of all evidence, both positive and negative, management has determined that no valuation allowance is required at June 30, 2026 on the Company’s U.S. federal or state deferred tax assets; however, a valuation allowance has been recorded as of June 30, 2026 on deferred tax assets associated with foreign net operating loss carryforwards. Our income tax provision reflects the effects of state taxes, non-deductible expenses, share-based compensation expense, and foreign tax rates applicable to the Company’s foreign subsidiaries that are higher or lower than the U.S. statutory rate.

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

Results of Operations
The following table summarizes the key components of our results of operations for the periods indicated:

Index

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for share data)	2026	2025	2026	2025
Revenues:
Wire transfer and money order fees, net	$107,585	$132,970	$207,337	$253,137
Foreign exchange gain, net	16,652	23,681	32,972	43,862
Other income	6,925	4,482	12,805	8,444
Total revenues	131,162	161,133	253,114	305,443

Operating expenses:
Service charges from agents and banks	85,848	102,257	164,939	196,045
Salaries and benefits	17,380	18,525	36,270	37,110
Other selling, general and administrative expenses	11,106	12,354	22,661	23,352
Provision for credit losses	2,585	1,858	5,476	3,924
Transaction costs	700	2,224	1,866	3,393
Depreciation and amortization	4,792	4,454	9,477	8,083
Total operating expenses	122,411	141,672	240,689	271,907

Operating income	8,751	19,461	12,425	33,536

Interest expense	2,320	3,093	4,528	5,793

Income before income taxes	6,431	16,368	7,897	27,743

Income tax provision	2,226	5,361	3,181	8,967

Net income	$4,205	$11,007	$4,716	$18,776

Earnings per common share:
Basic	$0.14	$0.37	$0.16	$0.62
Diluted	$0.14	$0.37	$0.15	$0.62

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Revenues
Revenues for the above periods are presented below:

($ in thousands)	Three Months Ended June 30, 2026	% of Revenues	Three Months Ended June 30, 2025	% of Revenues
Revenues:
Wire transfer and money order fees, net	$107,585	82%	$132,970	82%
Foreign exchange gain, net	16,652	13%	23,681	15%
Other income	6,925	5%	4,482	3%
Total revenues	$131,162	100%	$161,133	100%
Wire transfer and money order fees, net of $107.6 million for the three months ended June 30, 2026 decreased by $25.4 million, or 19.1%, from $133.0 million for the three months ended June 30, 2025. The decrease was primarily due to a lower transaction volume processed through our retail network of sending agents and Company-operated stores in the second quarter of 2026 compared to the second quarter of 2025 as a result of a contraction in the retail remittance market, particularly the LAC corridor. For the three months ended June

Index
30, 2026, total principal amount sent decreased by 12.5%, and total transaction volume decreased by 12.0%, as compared to the same period in 2025, resulting in lower fees paid by consumers.

Revenues from foreign exchange gain, net of $16.7 million for the three months ended June 30, 2026 decreased by $7.0 million, or 29.5%, from $23.7 million for the three months ended June 30, 2025. This decrease was primarily due to the decrease in transaction volume and principal amount sent described above.

Other income of $6.9 million for the three months ended June 30, 2026 increased by $2.4 million, or 53.3%, from $4.5 million for the three months ended June 30, 2025 primarily due to the effect of higher fees related to increased activity of our RaaS relationships, under which the number of transactions processed and total principal sent increased by approximately 178.0% and 187.0%, respectively.

Operating Expenses
Operating expenses for the above periods are presented below:

($ in thousands)	Three Months Ended June 30, 2026	% of Revenues	Three Months Ended June 30, 2025	% of Revenues
Operating expenses:
Service charges from agents and banks	$85,848	65%	$102,257	63%
Salaries and benefits	17,380	13%	18,525	12%
Other selling, general and administrative expenses	11,106	8%	12,354	8%
Provision for credit losses	2,585	2%	1,858	1%
Transaction costs	700	1%	2,224	1%
Depreciation and amortization	4,792	4%	4,454	3%
Total operating expenses	$122,411	93%	$141,672	88%

Service charges from agents and banks — Service charges from agents and banks were $85.8 million for the three months ended June 30, 2026 compared to $102.3 million for the three months ended June 30, 2025. The decrease of $16.5 million, or 16.1%, was primarily due to the decrease in transaction volume described above, as well as lower payer fees as a result of better pricing negotiated with paying agents.

Salaries and benefits — Salaries and benefits of $17.4 million for the three months ended June 30, 2026 decreased by $1.1 million, or 5.9%, from $18.5 million for the three months ended June 30, 2025. The decrease is primarily due to lower compensation and benefits based on current financial performance as well as lower total employee headcount. These decreases were offset by higher share-based compensation as a result of timing of annual grants of stock awards to certain employees.

Other selling, general and administrative expenses — Other selling, general and administrative expenses of $11.1 million for the three months ended June 30, 2026 decreased by $1.3 million, or 10.5%, from $12.4 million for the three months ended June 30, 2025.

The decrease was primarily the result of:

•$0.7 million - decrease in advertising related expenses primarily as a result of campaigns to promote our digital channel services in 2025; and
•$0.7 million - related to lower public company compliance related expenses.

Provision for credit losses — Provision for credit losses of $2.6 million for the three months ended June 30, 2026 increased by $0.7 million, or 36.8%, from $1.9 million for the three months ended June 30, 2025. The increase is primarily due to an increase in write-offs of agent receivable balances primarily as a result of sending agents that were not able to pay in accordance with the original terms of their agreements with us and are, accordingly, subject to our normal collection procedures as well as higher chargebacks of uncollected online money transfer transactions.

Transaction costs — Transaction costs of $0.7 million and $2.2 million for the three months ended June 30, 2026 and 2025, respectively, consist primarily of financial advisory fees as well as other professional fees and legal fees incurred in connection with the Company's evaluation of strategic alternatives including the pending Merger with Western Union and business acquisition transactions.

Index

Depreciation and amortization — Depreciation and amortization of $4.8 million for the three months ended June 30, 2026 increased by $0.3 million or 6.7% from $4.5 million for the three months ended June 30, 2025. The increase is primarily the result of higher depreciation associated with additional software developed being placed into production and computer equipment acquired to support our proprietary software enhancements and sending agent network.

Non-Operating Expenses
Interest expense — Interest expense of $2.3 million for the three months ended June 30, 2026 decreased by $0.8 million or 25.8% from $3.1 million for the three months ended June 30, 2025. The decrease was primarily due to lower usage of our revolving credit facility and lower market interest rates paid during 2026.

Income tax provision — Income tax provision was $2.2 million for the three months ended June 30, 2026, which represents a decrease of $3.2 million from an income tax provision of $5.4 million for the three months ended June 30, 2025. The decrease in income tax provision was mainly attributable to lower income before taxes primarily due to the factors discussed above.

Net Income
We reported Net Income of $4.2 million for the three months ended June 30, 2026 compared to Net Income of $11.0 million for the three months ended June 30, 2025, which resulted in a decrease of $6.8 million, or 61.8%, due to the same factors discussed above.

Earnings Per Share

Earnings per Share - Basic for the three months ended June 30, 2026 was $0.14, representing a decrease of $0.23, or 62.2%, compared to $0.37 for the three months ended June 30, 2025.
Earnings per Share - Diluted for the three months ended June 30, 2026 was $0.14, representing a decrease of $0.23, or 62.2%, compared to $0.37 for the three months ended June 30, 2025.
The decrease in both basic and diluted earnings per share (“EPS”) largely reflects the decrease in net income discussed above.
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

Adjusted Net Income for the three months ended June 30, 2026 was $7.2 million, representing a decrease of $8.0 million from Adjusted Net Income of $15.2 million for the three months ended June 30, 2025. The decrease in Adjusted Net Income was primarily due to the decrease in Net Income discussed above and the lower net effect of the adjusting items detailed in the table below.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted Net Income:

	Three Months Ended June 30,
(in thousands, except for per share data)	2026	2025
Net Income	$4,205	$11,007
Adjusted for:
Share-based compensation (a)	2,629	2,133
Transaction costs (b)	700	2,224
Other charges and expenses (c)	456	516
Amortization of intangibles (d)	887	1,437
Income tax benefit related to adjustments (e)	(1,694)	(2,068)
Adjusted Net Income	$7,183	$15,249

Adjusted Earnings per Share
Basic	$0.24	$0.51
Diluted	$0.23	$0.51

Weighted-average common shares outstanding
Basic	30,109,812	29,843,687
Diluted	30,608,806	29,912,615

(a)Represents share-based compensation relating to equity awards granted primarily to employees and independent directors of the Company.
(b)Represents primarily financial advisory, professional and legal fees related to evaluation of strategic alternatives, including the pending Merger with Western Union.
(c)Represents primarily loss on disposal of fixed assets.
(d)Represents the amortization of certain intangible assets that resulted from business and asset acquisition transactions.

Index
(e)Represents the current and deferred tax impact of the taxable adjustments to Net Income using the Company’s blended federal and state tax rate for each period. Relevant tax-deductible adjustments include all adjustments to Net Income.

Adjusted Earnings per Share - Basic and Diluted (previously defined and used as described above) are as follows:

Adjusted Earnings per Share - Basic for the three months ended June 30, 2026 was $0.24, representing a decrease of $0.27, or 52.9%, compared to $0.51 for the three months ended June 30, 2025. The decrease in Adjusted Earnings per Share - Basic was primarily due to the decrease in Net Income as well as the lower net effect of the adjusting items detailed in the table above.

Adjusted Earnings per Share - Diluted for the three months ended June 30, 2026 was $0.23, representing a decrease of $0.28, or 54.9%, compared to $0.51 for the three months ended June 30, 2025. The decrease in Adjusted Earnings per Share - Diluted was primarily due to the decrease in Net Income as well as the lower net effect of the adjusting items detailed in the table above.

The following table presents the reconciliation of GAAP Earnings per Share, our closest GAAP measure, to Adjusted Earnings per Share:

	Three Months Ended June 30,
	2026		2025
	Basic	Diluted	Basic	Diluted
GAAP Earnings per Share	$0.14	$0.14	$0.37	$0.37
Adjusted for:
Share-based compensation	0.09	0.09	0.07	0.07
Transaction costs	0.02	0.02	0.07	0.07
Other charges and expenses	0.02	0.01	0.02	0.02
Amortization of intangibles	0.03	0.03	0.05	0.05
Income tax benefit related to adjustments	(0.06)	(0.06)	(0.07)	(0.07)
Adjusted Earnings per Share	$0.24	$0.23	$0.51	$0.51

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

Adjusted EBITDA for the three months ended June 30, 2026 was $17.3 million, representing a decrease of $11.5 million, or 39.9%, from $28.8 million for the three months ended June 30, 2025. The decrease in Adjusted EBITDA was primarily due to the decrease in Net Income discussed above as well as the lower net effect of the adjusting items detailed in the table below.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted EBITDA:

	Three Months Ended June 30,
(in thousands)	2026	2025
Net Income	$4,205	$11,007
Adjusted for:
Interest expense	2,320	3,093
Income tax provision	2,226	5,361
Depreciation and amortization	4,792	4,454
EBITDA	13,543	23,915
Share-based compensation (a)	2,629	2,133
Transaction costs (b)	700	2,224
Other charges and expenses (c)	456	516
Adjusted EBITDA	$17,328	$28,788

Index
(a)Represents share-based compensation relating to equity awards granted primarily to employees and independent directors of the Company.
(b)Represents primarily financial advisory, professional and legal fees related to evaluation of strategic alternatives, including the pending Merger with Western Union.
(c)Represents primarily loss on disposal of fixed assets.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Revenues
Revenues for the above periods are presented below:

($ in thousands)	Six Months Ended June 30, 2026	% of Revenues	Six Months Ended June 30, 2025	% of Revenues
Revenues:
Wire transfer and money order fees, net	$207,337	82%	$253,137	83%
Foreign exchange gain, net	32,972	13%	43,862	14%
Other income	12,805	5%	8,444	3%
Total revenues	$253,114	100%	$305,443	100%

Wire transfer and money order fees, net of $207.3 million for the six months ended June 30, 2026 decreased by $45.8 million, or 18.1%, from $253.1 million for the six months ended June 30, 2025. The decrease was primarily due to a decrease in transaction volume processed through our retail network of sending agents and Company-operated stores in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, which we primarily attribute to a contraction in the retail remittance market, particularly the LAC corridor. As noted in the overview section above, for the six months ended June 30, 2026, principal amount sent decreased by approximately 12.0% to $10.4 billion, and the number of transactions decreased by approximately 12.0% to 23.7 million, as compared to the same period in 2025, resulting in lower fees paid by consumers.

Revenues from foreign exchange gain, net of $33.0 million for the six months ended June 30, 2026 decreased by $10.9 million, or 24.8%, from $43.9 million for the six months ended June 30, 2025. This decrease was primarily due to the decrease in transaction volume described above, partially offset by an increase in the average principal sent per transaction for certain destination countries.

Other income of $12.8 million for the six months ended June 30, 2026 increased by $4.4 million, or 52.4%, from $8.4 million for the six months ended June 30, 2025 primarily due to higher fees related to increased activity of our RaaS relationships, under which the number of transactions processed and total principal sent increased by approximately 172.0% and 159.0%, respectively.

Operating Expenses
Operating expenses for the above periods are presented below:

($ in thousands)	Six Months Ended June 30, 2026	% of Revenues	Six Months Ended June 30, 2025	% of Revenues
Operating expenses:
Service charges from agents and banks	$164,939	65%	$196,045	64%
Salaries and benefits	36,270	14%	37,110	12%
Other selling, general and administrative expenses	22,661	9%	23,352	8%
Provision for credit losses	5,476	2%	3,924	1%
Transaction costs	1,866	1%	3,393	1%
Depreciation and amortization	9,477	4%	8,083	3%
Total operating expenses	$240,689	95%	$271,907	89%

Service charges from agents and banks — Service charges from agents and banks were $164.9 million for the six months ended June 30, 2026 compared to $196.0 million for the six months ended June 30, 2025. The decrease of $31.1 million, or 15.9%, was primarily due to the decrease in transaction volume described above, as well as lower payer fees as a result of better pricing negotiated with our paying agents.

Index

Salaries and benefits — Salaries and benefits of $36.3 million for the six months ended June 30, 2026 decreased by $0.8 million, or 2.2%, from $37.1 million for the six months ended June 30, 2025. The decrease is primarily due to lower compensation and benefits based on current financial performance as well as lower total employee headcount. These decreases were offset by higher share-based compensation as a result of timing of annual grants of stock awards to certain employees.

Other selling, general and administrative expenses — Other selling, general and administrative expenses of $22.7 million for the six months ended June 30, 2026 decreased by $0.7 million, or 3.0%, from $23.4 million for the six months ended June 30, 2025.

The decrease was primarily the result of:

•$0.7 million - decrease in advertising related expenses primarily as a result of campaigns to promote our digital channel services in 2025; and
•$1.2 million - related to lower public company compliance related expenses.

The decrease was partially offset by:

•$1.2 million - higher IT related expenses incurred to improve our technology environment.

Provision for credit losses — Provision for credit losses of $5.5 million for the six months ended June 30, 2026 increased by $1.6 million, or 41.0%, from $3.9 million for the six months ended June 30, 2025. The increase is primarily due to an increase in write-offs of agent receivable balances primarily as a result of sending agents that were not able to pay in accordance with the original terms of their agreements with us and are, accordingly, subject to our normal collection procedures as well as higher chargebacks of uncollected online money transfer transactions.

Transaction Costs — Transaction costs of $1.9 million and $3.4 million for the six months ended June 30, 2026 and 2025, respectively, consist primarily of financial advisory fees as well as other professional fees and legal fees incurred in connection with the Company's evaluation of strategic alternatives, including the pending Merger with Western Union.

Depreciation and amortization — Depreciation and amortization of $9.5 million for the six months ended June 30, 2026 increased by $1.4 million from $8.1 million or 17.3%, for the six months ended June 30, 2025. The increase is primarily the result of higher depreciation associated with additional software developed being placed into production and computer equipment acquired to support our proprietary software enhancements and sending agent network.

Non-Operating Expenses
Interest expense — Interest expense of $4.5 million for the six months ended June 30, 2026 decreased by $1.3 million from $5.8 million for the six months ended June 30, 2025. The decrease was primarily due to lower usage of our revolving credit facility and lower market interest rates paid during 2026.

Income tax provision — Income tax provision was $3.2 million for the six months ended June 30, 2026, which represents a decrease of $5.8 million from an income tax provision of $9.0 million for the six months ended June 30, 2025. The decrease in income tax provision was mainly attributable to a decrease in income before taxes primarily due to the factors discussed above.

Net Income
We reported net income of $4.7 million for the six months ended June 30, 2026 compared to net income of $18.8 million for the six months ended June 30, 2025, which resulted in a decrease of $14.1 million, or 75.0%, due to the same factors discussed above.

Earnings Per Share
Earnings per Share - Basic for the six months ended June 30, 2026 was $0.16, representing a decrease of $0.46, or 74.2%, compared to $0.62 for the six months ended June 30, 2025.

Earnings per Share - Diluted for the six months ended June 30, 2026 was $0.15, representing a decrease of $0.47, or 75.8%, compared to $0.62 for the six months ended June 30, 2025.

The decrease in both basic and diluted EPS largely reflects the decrease in net income discussed above.

Index
Adjusted Net Income and Adjusted Earnings per Share
Adjusted Net Income (previously defined and used as described above) for the six months ended June 30, 2026 was $11.0 million, representing a decrease of $15.2 million, or 58.0%, from Adjusted Net Income of $26.2 million for the six months ended June 30, 2025. The decrease in Adjusted Net Income was primarily due to the decrease in Net Income as discussed above coupled with the lower net effect of the adjusting items detailed in the table below.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted Net Income:

	Six Months Ended June 30,
(in thousands, except for per share data)	2026	2025
Net Income	$4,716	$18,776
Adjusted for:
Share-based compensation (a)	5,155	4,245
Restructuring costs (b)	—	306
Transaction costs (c)	1,866	3,393
Other charges and expenses (d)	815	843
Amortization of intangibles (e)	1,786	2,148
Income tax benefit related to adjustments (f)	(3,323)	(3,534)
Adjusted Net Income	$11,015	$26,177

Adjusted Earnings per Share
Basic	$0.37	$0.87
Diluted	$0.36	$0.86

Weighted-average common shares outstanding
Basic	29,989,347	30,213,762
Diluted	30,500,809	30,370,069

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

Index

Adjusted Earnings per Share - Basic and Diluted (previously defined and used as described above) are as follows:

Adjusted Earnings per Share - Basic for the six months ended June 30, 2026 was $0.37, representing a decrease of $0.50, or 57.5%, compared to $0.87 for the six months ended June 30, 2025. The decrease in Adjusted Earnings per Share - Basic was primarily due to the decrease in Net Income.

Adjusted Earnings per Share - Diluted for the six months ended June 30, 2026 was $0.36, representing a decrease of $0.50, or 58.1%, compared to $0.86 for the six months ended June 30, 2025. The decrease in Adjusted Earnings per Share - Diluted was primarily due to the decrease in Net Income.

The following table presents the reconciliation of Earnings per Share, our closest GAAP measure, to Adjusted Earnings per Share:

	Six Months Ended June 30,
	2026		2025
	Basic	Diluted	Basic	Diluted
Earnings per Share	$0.16	$0.15	$0.62	$0.62
Adjusted for:
Share-based compensation	0.17	0.17	0.14	0.14
Restructuring costs	—	—	0.01	0.01
Transaction costs	0.06	0.06	0.11	0.11
Other charges and expenses	0.03	0.03	0.03	0.03
Amortization of intangibles	0.06	0.06	0.07	0.07
Income tax benefit related to adjustments	(0.11)	(0.11)	(0.12)	(0.12)
Adjusted Earnings per Share	$0.37	$0.36	$0.87	$0.86

The table above may contain slight summation differences due to rounding.

Adjusted EBITDA

Adjusted EBITDA (previously defined and used as described above) for the six months ended June 30, 2026 was $29.7 million, representing a decrease of $20.7 million, or 41.1%, from $50.4 million for the six months ended June 30, 2025. The decrease in Adjusted EBITDA was primarily due to the decrease in Net Income as discussed above coupled with the lower net effect of the adjusting items detailed in the table below.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted EBITDA:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net Income	$4,716	$18,776
Adjusted for:
Interest expense	4,528	5,793
Income tax provision	3,181	8,967
Depreciation and amortization	9,477	8,083
EBITDA	21,902	41,619
Share-based compensation (a)	5,155	4,245
Restructuring costs (b)	—	306
Transaction costs (c)	1,866	3,393
Other charges and expenses (d)	815	843
Adjusted EBITDA	$29,738	$50,406

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

We have funded and still expect to continue funding our liquidity requirements through internally generated funds, supplemented in the ordinary course, with borrowings under our revolving credit facility. We maintain a strong cash and cash equivalents balance position and have access to committed funding sources, which we have used only on an ordinary course basis during the six months ended June 30, 2026. Therefore, we believe that our current cash and cash equivalents position, as well as projected cash flows generated from operations, together with borrowings under our revolving credit facility are sufficient to fund our principal and interest payments, lease expenses, our working capital needs, our business acquisitions, our expected capital expenditures and potential common stock repurchases in the short and long terms.

Credit Agreement

The Company and certain of its subsidiaries are party to a Second Amended and Restated Credit Agreement (the “Second A&R Credit Agreement”) with a group of banking institutions, which amended and restated in its entirety the Company's prior credit agreement. The Second A&R Credit Agreement provides for a $425.0 million, multi-currency, revolving credit facility and an uncommitted incremental facility, which may be utilized for additional term and revolving loans of up to $100.0 million. The Second A&R Credit Agreement also provides for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The maturity date of the Second A&R Credit Agreement is August 29, 2029. Borrowings under the Second A&R Credit Agreement are available for general corporate purposes to support the Company’s growth, as well as to fund share repurchases.

As of June 30, 2026, there were $113.8 million of outstanding amounts drawn on the revolving credit facility. There were $411.2 million of additional borrowings available under this facility as of June 30, 2026.

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

The effective interest rate for the six months ended June 30, 2026 for the revolving credit facility was 2.14%.

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

As of June 30, 2026, we were in compliance with the covenants of the Second A&R Credit Agreement that require the Company to maintain a quarterly minimum interest coverage ratio of 3.00:1.00 and a quarterly maximum consolidated leverage ratio of 3.50:1.00.

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

The Company accounts for purchases of treasury stock under the cost method. Any direct costs incurred to acquire treasury stock are considered stock issue costs and added to the cost of the treasury stock. During the six months ended June 30, 2026, there were no share repurchases. During the six months ended June 30, 2025, the Company purchased 1,348,214 shares for an aggregate purchase price of $16.3 million. As of June 30, 2026, there was $48.3 million available for future share repurchases under the Repurchase Program.

The Company has suspended activity under the Repurchase Program and does not intend to make further repurchases under it during the pendency of the Merger Agreement.

Operating Leases

We are party to operating leases for office space, warehouses, Company-operated store locations and vehicles, which we use as part of our day-to-day operations. Operating lease expenses were $1.8 million and $3.6 million for the three and six months ended June 30, 2026, which we expect to be consistent throughout the year. We have not entered into finance lease commitments. For additional information on operating lease obligations, refer to Note 7, Leases, to the Condensed Consolidated Financial Statements.

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

Index

Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2026	2025
Statements of Cash Flows Data:
Net cash provided by operating activities	$75,354	$81,184
Net cash used in investing activities	(10,986)	(10,033)
Net cash used in financing activities	(81,965)	(29,767)
Effect of exchange rate changes on cash and cash equivalents	(449)	2,836
Net (decrease) increase in cash and cash equivalents	(18,046)	44,220

Cash and cash equivalents, beginning of period	168,682	130,503
Cash and cash equivalents, end of period	$150,636	$174,723

Operating Activities
Net cash provided by operating activities was $75.4 million for the six months ended June 30, 2026, a decrease of $5.8 million from net cash provided by operating activities of $81.2 million for the six months ended June 30, 2025. The decrease is primarily a result of lower net income generated during the period as discussed in the results of operations section above combined with a $3.2 million change in working capital, which varies due to timing of remittances of consumer funds by sending agents and transmittal orders and payments, as well as prefunding of payers primarily for weekends.

Investing Activities
Net cash used in investing activities was $11.0 million for the six months ended June 30, 2026, representing an increase of $1.0 million from net cash used in investing activities of $10.0 million for the six months ended June 30, 2025. Net cash used in investing activities for both periods primarily represent our investment in software development and computer equipment for our sending agent network.

Financing Activities
Net cash used in financing activities was $82.0 million for the six months ended June 30, 2026, which primarily consisted of $81.0 million of net repayments under the revolving credit facility.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. Our Critical Accounting Policies and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index
- Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025, for which there were no material changes during the three and six months ended June 30, 2026, included the following:

•Allowance for Credit Losses
•Goodwill and Intangible Assets
•Income Taxes

Recent Accounting Pronouncements
Refer to Note 1, Business and Accounting Policies, of the Condensed Consolidated Financial Statements for information on recent accounting pronouncements.

Index
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
We manage foreign currency risk through the structure of the business and an active risk management process. One of the methods to settle with our payers in Latin America is entering into foreign exchange tom and spot transactions with local and foreign currency providers (“counterparties”). The foreign currency exposure on our foreign exchange tom and spot transactions is limited by the fact that all transactions are settled within two business days from trade date. Foreign currency fluctuations, however, may negatively affect our average exchange gain per transaction. The Company had open tom and spot foreign exchange contracts for Mexican pesos and Guatemalan quetzales amounting to approximately $14.3 million and $4.7 million at June 30, 2026 and December 31, 2025, respectively.

In addition, included in wire transfers and money orders payable, net in our condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, there are $14.4 million and $20.2 million, respectively, of wires payable denominated in foreign currencies, primarily Mexican pesos and Guatemalan quetzales.

Also, included in prepaid wires, net in our condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, there are $8.2 million and $33.2 million, respectively, of prepaid wires denominated in foreign currencies, primarily Mexican pesos and Guatemalan quetzales.

We are also exposed to changes in currency rates as a result of our investments in foreign operations and revenues generated in currencies other than the U.S. dollar. Revenues and profits generated by our international operations will increase or decrease because of changes in foreign currency exchange rates. This foreign currency risk is related primarily to our operations in our foreign subsidiaries. Revenues from our foreign subsidiaries represents approximately 4% of our consolidated revenues for the six months ended June 30, 2026. Therefore, a 10% increase or decrease in these currency rates against the U.S. Dollar would result in a de minimis change to our overall operating results.

The spot and average exchange rates for the currencies in which we operate to U.S. dollar are as follows:

	2026		2025
	Spot(1)	Average(2)	Spot(1)	Average(2)
U.S. dollar/Mexican Peso	17.45	17.47	17.99	19.95
U.S. dollar/Guatemalan Quetzal	7.60	7.63	7.65	7.68
U.S. dollar/Canadian Dollar	1.42	1.38	1.37	1.41
U.S. dollar/Dominican Peso	59.54	60.55	62.98	60.89
U.S. dollar/Euro	0.88	0.86	0.85	0.92
U.S. dollar/British Pound Sterling	0.76	0.74	0.74	0.77
(1)Spot exchange rates are as of June 30, 2026 and December 31, 2025.
(2)Average exchange rates are for the six months ended June 30, 2026 and 2025.

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

During the six months ended June 30, 2026, the Federal Reserve maintained the fed funds rate at 3.75%. As a consequence, other benchmark interest rates such as SOFR remained virtually unchanged. The Company expects that the Federal Reserve will continue to monitor inflation and other economic indicators to assess if any interest rate changes in 2026 are warranted. As of June 30, 2026, we had $113.8 million in outstanding borrowings under the revolving credit facility. A hypothetical 1% increase or decrease in the interest rate on our indebtedness as of June 30, 2026 would have increased or decreased cash interest expense on our revolving credit facility by approximately $1.1 million per annum, respectively.

Index
Credit Risk
We maintain certain cash balances in various U.S. banks, which at times, may exceed federally insured limits. We have not incurred any losses on these accounts. In addition, we maintain cash in various bank accounts in Mexico, Guatemala, Canada, Spain, the United Kingdom, Germany and Italy, which may not be fully insured. During the six months ended June 30, 2026, we did not incur any losses on these uninsured accounts. To manage our exposure to credit risk with respect to cash balances and other credit risk exposure resulting from our relationships with banks and financial institutions, we regularly review cash concentrations, and we attempt to diversify our cash balances among global financial institutions.

We are also exposed to credit risk related to receivable balances from sending agents, digital partners and other parties. We perform a credit review before each agent signing and conduct ongoing analyses of sending agents and certain other parties we transact with directly. As of June 30, 2026, we also had $5.5 million outstanding of agent advances receivable from sending agents. Most of the agent advances receivable are collateralized by personal guarantees from the sending agents and by assets from their businesses.

Our provision for credit losses was approximately $5.5 million for the six months ended June 30, 2026 (2.2% of total revenues) and $3.9 million for the six months ended June 30, 2025 (1.3% of total revenues). The increase in our provision for credit losses in the six months ended June 30, 2026 is primarily due to an increase in write-offs of agent receivable balances primarily as a result of sending agents that were not able to pay in accordance with the original terms of their agreements with us and are, accordingly, subject to our normal collection procedures as well as higher chargebacks of uncollected online money transfer transactions.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our Chief Executive Officer and President, and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure as of June 30, 2026.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the quarter ended June 30, 2026:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
April 1 through April 30	280	$15.86	—	$48,299,973
May 1 through May 31	343	$15.33	—	$48,299,973
June 1 through June 30	7,563	$14.39	—	$48,299,973
Total	8,186		—

(a)Represents 280, 343 and 7,563 shares withheld for income tax purposes in April, May and June, respectively, in connection with shares issued under compensation and benefit programs.
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Index
ITEM 5. OTHER INFORMATION
During the quarter ended June 30, 2026, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Index
ITEM 6. EXHIBITS

Exhibit No.	Document
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Chief Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Chief Financial Officer

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included with the Exhibit 101 attachments).

*Filed herewith.
**    Previously filed.
*** Furnished herewith.

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Money Express, Inc. (Registrant)

Date: August 10, 2026	By:	/s/ Robert Lisy
Robert Lisy
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 10, 2026	By:	/s/ Andras Bende
Andras Bende
Chief Financial Officer
(Principal Financial Officer)