Form 10-Q
period 2026-09-30
International Money Express, Inc.
filed 2026-11-09
CIK 1683695

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒
As of November 4, 2026, there were 30,219,586 shares of the registrant’s common stock, $0.0001 par value per share, outstanding. The registrant has no other class of common stock outstanding.

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
•shifts in consumer behavior, including reduced usage of retail wire services;
•increasing competition from electronic platforms that enable consumers to send and receive money through a variety of channels;
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

Index
•international political factors, including ongoing hostilities in Ukraine and the Middle East, political instability, tariffs, including the effects of tariffs and volatility of oil prices on domestic markets and industrial activity and employment, border taxes or restrictions on remittances or transfers from the outbound countries in which we operate or plan to operate;
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
4

Index
PART 1 – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	September 30, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$211,191	$168,682
Accounts receivable, net of allowance of $5,344 and $5,530, respectively	98,117	105,369
Prepaid wires, net	11,406	59,497
Prepaid expenses and other current assets	16,728	19,611
Total current assets	337,442	353,159

Property and equipment, net	60,696	57,149
Goodwill	53,986	53,986
Intangible assets, net	22,333	25,404
Other assets	25,102	27,993
Total assets	$499,559	$517,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,026	$15,317
Wire transfers and money orders payable, net	82,181	87,540
Accrued and other liabilities	37,111	38,100
Total current liabilities	133,318	140,957
Long-term liabilities:
Debt	171,414	194,825
Lease liabilities, net	14,636	15,483
Deferred tax liability, net	4,591	5,372
Total long-term liabilities	190,641	215,680

Commitments and contingencies, see Note 17

Stockholders’ equity:
Preferred stock $0.0001 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock $0.0001 par value; 200,000,000 shares authorized, 41,178,769 and 40,682,683 shares issued and 30,215,201 and 29,719,115 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	4	4
Additional paid-in capital	93,971	87,835
Retained earnings	299,182	290,141
Accumulated other comprehensive (loss) income	(527)	104
Treasury stock, at cost; 10,963,568 shares as of both September 30, 2026 and December 31, 2025, respectively	(217,030)	(217,030)
Total stockholders’ equity	175,600	161,054
Total liabilities and stockholders’ equity	$499,559	$517,691
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except for share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Wire transfer and money order fees, net	$102,335	$127,795	$309,672	$380,932
Foreign exchange gain, net	17,383	22,278	50,355	66,140
Other income	6,678	4,848	19,483	13,292
Total revenues	126,396	154,921	379,510	460,364

Operating expenses:
Service charges from agents and banks	82,476	98,636	247,415	294,681
Salaries and benefits	15,300	19,701	51,496	56,514
Other selling, general and administrative expenses	11,189	14,132	33,850	37,475
Provision for credit losses	1,777	2,154	7,253	6,078
Restructuring costs	799	—	873	306
Transaction costs	817	5,353	2,683	8,746
Depreciation and amortization	4,941	4,410	14,418	12,493
Total operating expenses	117,299	144,386	357,988	416,293

Operating income	9,097	10,535	21,522	44,071

Interest expense	2,015	2,981	6,543	8,774

Income before income taxes	7,082	7,554	14,979	35,297

Income tax provision	2,757	2,591	5,938	11,558

Net income	4,325	4,963	9,041	23,739

Other comprehensive (loss) income	(209)	(160)	(631)	1,424

Comprehensive income	$4,116	$4,803	$8,410	$25,163

Earnings per common share:
Basic	$0.14	$0.17	$0.30	$0.79
Diluted	$0.14	$0.17	$0.30	$0.79

Weighted-average common shares outstanding:
Basic	30,211,667	29,616,788	30,064,268	30,012,584
Diluted	30,658,047	29,816,620	30,554,035	30,183,399

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except for share data, unaudited)

	Three Months Ended September 30, 2026
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2026	41,166,291	$4	(10,963,568)	$(217,030)	$92,037	$294,857	$(318)	$169,550
Net income	—	—	—	—	—	4,325	—	4,325
Issuance of common stock:
Other stock awards, net of shares withheld for taxes	12,478	—	—	—	(36)	—	—	(36)
Share-based compensation	—	—	—	—	1,970	—	—	1,970
Adjustment from foreign currency translation, net	—	—	—	—	—	—	(209)	(209)
Balance, September 30, 2026	41,178,769	$4	(10,963,568)	$(217,030)	$93,971	$299,182	$(527)	$175,600

	Three Months Ended September 30, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2025	40,387,993	$4	(10,963,568)	$(217,030)	$82,895	$276,246	$138	$142,253
Net income	—	—	—	—	—	4,963	—	4,963
Issuance of common stock:
Exercise of stock options	5,000	—	—	—	(10)	—	—	(10)
Other stock awards, net of shares withheld for taxes	283,786	—	—	—	(117)	—	—	(117)
Share-based compensation	—	—	—	—	2,759	—	—	2,759
Adjustment from foreign currency translation, net	—	—	—	—	—	—	(160)	(160)
Balance, September 30, 2025	40,676,779	$4	(10,963,568)	$(217,030)	$85,527	$281,209	$(22)	$149,688

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands, except for share data, unaudited)

	Nine Months Ended September 30, 2026
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	40,682,683	$4	(10,963,568)	$(217,030)	$87,835	$290,141	$104	$161,054
Net income	—	—	—	—	—	9,041	—	9,041
Issuance of common stock:
Other stock awards, net of shares withheld for taxes	496,086	—	—	—	(989)	—	—	(989)
Share-based compensation	—	—	—	—	7,125	—	—	7,125
Adjustment from foreign currency translation, net	—	—	—	—	—	—	(631)	(631)
Balance, September 30, 2026	41,178,769	$4	(10,963,568)	$(217,030)	$93,971	$299,182	$(527)	$175,600

	Nine Months Ended September 30, 2025
	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	40,164,056	$4	(9,615,354)	$(200,696)	$79,592	$257,470	$(1,446)	$134,924
Net income	—	—	—	—	—	23,739	—	23,739
Issuance of common stock:
Exercise of stock options	5,000	—	—	—	(10)	—	—	(10)
Other stock awards, net of shares withheld for taxes	507,723	—	—	—	(1,059)	—	—	(1,059)
Share-based compensation	—	—	—	—	7,004	—	—	7,004
Adjustment from foreign currency translation, net	—	—	—	—	—	—	1,424	1,424
Acquisition of treasury stock, at cost	—	—	(1,348,214)	(16,334)	—	—	—	(16,334)
Balance, September 30, 2025	40,676,779	$4	(10,963,568)	$(217,030)	$85,527	$281,209	$(22)	$149,688
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$9,041	$23,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,418	12,493
Share-based compensation	7,125	7,004
Provision for credit losses	7,253	6,078
Debt origination costs amortization	754	770
Deferred income tax (benefit) provision, net	(781)	368
Non-cash lease expense	5,258	5,220
Loss on disposal of property and equipment	956	1,111
Total adjustments	34,983	33,044
Changes in operating assets and liabilities:
Accounts receivable	(68)	(18,972)
Prepaid wires, net	47,954	28,164
Prepaid expenses and other assets	4,337	(4,974)
Wire transfers and money orders payable, net	(5,268)	6,465
Lease liabilities	(5,537)	(6,061)
Accounts payable and accrued and other liabilities	(1,930)	(8,896)
Net cash provided by operating activities	83,512	52,509

Cash flows from investing activities:
Purchases of property and equipment	(15,860)	(16,713)
Proceeds from sale of real estate property	—	407
Acquisition of agent locations	—	(1,199)
Net cash used in investing activities	(15,860)	(17,505)

Cash flows from financing activities:
Borrowings under revolving credit facility	5,877,500	6,086,600
Repayments under revolving credit facility	(5,900,900)	(6,085,286)
Payments from exercise of stock options	—	(10)
Payments for stock-based awards	(989)	(1,059)
Repurchases of common stock	—	(16,334)
Other financing activities	(11)	(49)
Net cash used in financing activities	(24,400)	(16,138)

Effect of exchange rate changes on cash and cash equivalents	(743)	2,220

Net increase in cash and cash equivalents	42,509	21,086

Cash and cash equivalents, beginning of period	168,682	130,503

Cash and cash equivalents, end of period	$211,191	$151,589
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands, unaudited)

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,745	$8,004
Cash paid for income taxes	$5,868	$16,706

Supplemental disclosure of non-cash investing activities:
Lease liabilities arising from obtaining right-of-use assets	$3,775	$2,745
Settlement of receivables from agent acquisitions	$—	$1,634
Accrued liabilities related to agent acquisitions	$—	$350

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index
INTERNATIONAL MONEY EXPRESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BUSINESS AND ACCOUNTING POLICIES
International Money Express, Inc. (the “Company” or “us” or “we”) operates as a money transmitter between the United States of America (“United States” or “U.S.”), Canada, Spain, Italy and Germany primarily to Mexico, Guatemala and other countries in Latin America, Europe, Africa and Asia through a network of authorized agents located in various unaffiliated retail establishments and 115 Company-operated stores throughout those jurisdictions.

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

As previously disclosed, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) with respect to the Merger expired on October 6, 2025. Clearance under the HSR Act is effective for a period of one year following expiration of the waiting period. Given the lapse of time, a new filing under the HSR Act was required in order for the Company and Western Union to complete the Merger after October 6, 2026. Accordingly, on October 2, 2026, the Company and Western Union each filed their respective Premerger Notification and Report Forms under the HSR Act with the Federal Trade Commission and the Antitrust Division of the U.S. Department of Justice with respect to the Merger. The new filing initiated a new 30-day waiting period under the HSR Act, which expired on November 2, 2026.

In addition, the consummation of the Merger was conditioned upon approval of the stockholders of the Company, which approval was received at a special meeting of stockholders of the Company on December 9, 2025.

The Merger is subject to the satisfaction of other customary closing conditions, including receipt of a remaining regulatory approval. The Merger Agreement contains termination rights for Western Union and the Company, including the right of either party to terminate the Merger Agreement, subject to certain conditions, if the Merger is not completed by November 10, 2026.

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

Concentrations

Index
The Company maintains certain of its cash balances in various U.S. banks, which at times, may exceed federally insured limits. The Company has not incurred any losses on these accounts. In addition, the Company maintains various bank accounts in Mexico, Guatemala, Canada, Spain, Italy, Germany and the United Kingdom, which may not be fully insured. During the three and nine months ended September 30, 2026, the Company did not incur any losses on these uninsured foreign bank accounts.

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

NOTE 2 – ACQUISITIONS AND TRANSACTION COSTS
Restructuring costs
For the three and nine months ended September 30, 2026, the Company incurred $0.8 million and $0.9 million, respectively, in restructuring costs primarily for a reduction of workforce in the United States and our foreign subsidiaries in connection with a restructuring plan implemented in 2026. Also, for the nine months ended September 30, 2025 the Company incurred $0.3 million (none for the three months ended September 30, 2025) in restructuring costs primarily for a reduction of workforce in certain locations. These restructuring costs were part of the Company’s plan, for which the objectives were to reorganize the workforce, streamline operational processes, and develop efficiencies within the Company. These expenses primarily consisted of severance payments and related benefits, which are included in restructuring costs in the condensed consolidated statements of income and comprehensive income.

The following table presents the changes in our liability balance related to restructuring costs for the three and nine months ended September 30, 2026 (in thousands):

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Severance costs	Legal and professional fees	Severance costs	Legal and professional fees
Beginning balance	$—	$—	$253	$7
Charges incurred	799	—	873	—
Payments/other	(799)	—	(1,126)	(7)
Ending balance	$—	$—	$—	$—

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

Index
Transaction Costs

Transaction costs include all internal and external costs directly related to acquisition and integration activities and the Company’s evaluation of strategic alternatives including the pending Merger with Western Union, consisting primarily of legal, consulting, accounting and financial advisory fees. Transaction costs were $0.8 million and $5.4 million for the three months ended September 30, 2026 and 2025, and $2.7 million and $8.7 million for the nine months ended September 30, 2026 and 2025, respectively.

NOTE 3 – REVENUES
The Company recognized revenues from contracts with customers, sending agents, digital partners and others for the three and nine months ended September 30, 2026 and 2025, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Wire transfer and money order fees	$102,483	$128,091	$310,138	$382,588
Discounts and promotions	(148)	(296)	(466)	(1,656)
Wire transfer and money order fees, net	102,335	127,795	309,672	380,932
Foreign exchange gain, net	17,383	22,278	50,355	66,140
Other income	6,678	4,848	19,483	13,292
Total revenues	$126,396	$154,921	$379,510	$460,364

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

Wire transfers and money order fees include money order fees of $0.4 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively, and $1.4 million and $1.6 million for the nine months ended September 30, 2026 and 2025, respectively.

NOTE 4 – ACCOUNTS RECEIVABLE AND AGENT ADVANCES RECEIVABLE, NET OF ALLOWANCE
Accounts Receivable

Accounts receivable represents primarily outstanding balances from sending agents for pending wire transfers or money orders from our customers. The outstanding balance of accounts receivable, net of allowance for credit losses, consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Accounts receivable	$103,461	$110,899
Allowance for credit losses	(5,344)	(5,530)
Accounts receivable, net	$98,117	$105,369

Index
Agent Advances Receivable
Agent advances receivable, net of allowance for credit losses, from sending agents is as follows (in thousands):

	September 30, 2026	December 31, 2025
Agent advances receivable, current	$1,960	$2,001
Allowance for credit losses	(283)	(203)
Net current	$1,677	$1,798

Agent advances receivable, long-term	$3,199	$2,960
Allowance for credit losses	(506)	(264)
Net long-term	$2,693	$2,696

The net current portion of agent advances receivable is included in prepaid expenses and other current assets (see Note 5), and the net long-term portion is included in other assets (see Note 5) in the condensed consolidated balance sheets. At September 30, 2026 and December 31, 2025, there were $5.2 million and $5.0 million, respectively, of agent advances receivable collateralized by personal guarantees from sending agents and assets from their businesses in case of a default by the agent.

The maturities of agent advances receivable at September 30, 2026 are as follows (in thousands):

Outstanding Balance
Under 1 year	$1,960
Between 1 and 2 years	2,386
More than 2 years	813
Total	$5,159

Allowance for Credit Losses
The changes in the allowance for credit losses related to accounts receivable and agent advances receivable are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$5,853	$5,509	$5,997	$3,836
Provision	1,777	2,154	7,253	6,078
Charge-offs	(2,014)	(1,811)	(8,330)	(4,905)
Recoveries	482	229	1,179	701
Other	35	4	34	375
Ending Balance	$6,133	$6,085	$6,133	$6,085

The allowance for credit losses allocated by financial instrument category is as follows (in thousands):

	September 30, 2026	December 31, 2025
Accounts receivable	$5,344	$5,530
Agent advances receivable	789	467
Allowance for credit losses	$6,133	$5,997

Index

NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid insurance	$649	$1,343
Prepaid fees and services	2,683	3,057
Agent incentive advances	1,401	2,166
Agent advances receivable, net of allowance	1,677	1,798
Prepaid marketing expenditures	1,006	1,318
Prepaid income taxes	7,517	8,123
Prepaid expenses and other current assets	1,795	1,806
	$16,728	$19,611

Other assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Revolving credit facility origination fees	$2,839	$3,593
Agent incentive advances	785	1,750
Agent advances receivable, net of allowance	2,693	2,696
Right-of-use assets, net	15,235	15,878
Funds held by seized banking entities, net of allowance	1,763	1,774
Other assets	1,787	2,302
	$25,102	$27,993

During 2021, local banking regulators in Mexico resolved to close and liquidate a local financial institution, citing a lack of compliance with minimum capital requirements. The Company has approximately $6.1 million of exposure from deposits it held with this bank when it was closed. In accordance with the banking regulations in Mexico, large depositors such as the Company will be paid once the assets of the financial institution are liquidated. Currently, it is difficult to predict the length of the liquidation process or if the proceeds from the asset liquidation will be sufficient to recover a portion or all of its funds on deposit. The Company maintains a valuation allowance of approximately $4.3 million as of September 30, 2026 in connection with the balance of deposits held by the financial institution as a result of its closure, which has not materially changed since 2022.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
Goodwill and the majority of intangible assets on the condensed consolidated balance sheets of the Company were recognized from business acquisition transactions. Intangible assets on the condensed consolidated balance sheets of the Company consist of agent relationships, trade names, developed technology and other intangible assets. Agent relationships, trade names and developed technology are amortized over their estimated useful lives of up to 15 years using an accelerated method that correlates with the projected realization of the benefit. The agent relationships intangible represents the network of independent sending agents; trade names refers to the Intermex, La Nacional, Amigo Paisano and I-Transfer names, branded on all applicable agent locations and well recognized in the market; and developed technology includes the state-of-the-art system that the Company has continued to develop and improve over the past 20 years. Other intangible assets relate to the acquisition of Company-operated stores, which are amortized on a straight-line basis over 10 years, and non-competition agreements, which are amortized over the length of the agreement, typically 5 years. The determination of our intangible fair values includes several assumptions that are subject to various risks and uncertainties. Management believes it has made reasonable estimates and judgments concerning these risks and uncertainties, and no impairment charges were determined necessary to be recognized during the three and nine months ended September 30, 2026.

Index

The following table presents the changes in goodwill and intangible assets (in thousands):

	Goodwill	Intangibles
Balance at December 31, 2025	$53,986	$25,404
Amortization expense	—	(3,071)
Balance at September 30, 2026	$53,986	$22,333

Amortization expense related to intangible assets for the remainder of 2026 and thereafter is as follows (in thousands):

2026	$996
2027	3,492
2028	3,010
2029	2,619
2030	2,340
Thereafter	9,876
$22,333

NOTE 7 – LEASES
To conduct certain of our operations, the Company is a party to leases for office space, warehouses, Company-operated store locations and vehicles.

The presentation of right-of-use assets and lease liabilities in the condensed consolidated balance sheets is as follows (in thousands):

Leases	Classification	September 30, 2026	December 31, 2025
Assets
Right-of-use assets	Other assets(1)	$15,235	$15,878
Total lease assets		$15,235	$15,878

Liabilities
Current
Operating	Accrued and other liabilities	$6,118	$6,207
Noncurrent
Operating	Lease liabilities	14,636	15,483
Total lease liabilities		$20,754	$21,690
(1) Operating right-of-use assets are recorded net of accumulated amortization of $13.6 million and $16.9 million as of September 30, 2026 and December 31, 2025, respectively.
Operating lease cost for the three and nine months ended September 30, 2026 and 2025, respectively, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost	2026	2025	2026	2025
Operating lease cost (2)	$1,701	$1,728	$5,258	$5,220
(2) Operating lease cost is included in other selling, general and administrative expenses in the condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2026 and 2025.

As of September 30, 2026 and December 31, 2025, the Company’s weighted-average remaining lease terms on its operating leases is 5.5 and 6.2 years, and the Company’s weighted-average discount rate is 6.31% and 6.48%, respectively, which is the Company’s incremental borrowing rate. The Company used its incremental borrowing rate for all leases, as none of the Company’s lease agreements provide a readily determinable implicit rate.

Index

Lease Payments

The following table presents the remaining commitments for operating lease payments for the next five years and thereafter (in thousands):

2026	$1,808
2027	5,974
2028	4,287
2029	2,678
2030	2,362
Thereafter	7,627
Total undiscounted operating lease payments	24,736
Less: Imputed interest	(3,982)
Total lease liabilities	$20,754

NOTE 8 – WIRE TRANSFERS AND MONEY ORDERS PAYABLE, NET
Wire transfers and money orders payable, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Wire transfers payable, net	$24,070	$26,708
Customer voided wires payable	34,452	34,298
Money orders payable	23,659	26,534
	$82,181	$87,540

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

NOTE 9 – ACCRUED AND OTHER LIABILITIES
Accrued and other liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Commissions payable to sending agents	$13,400	$16,381
Accrued salaries and benefits	3,080	3,785
Accrued bank charges	2,701	3,225
Lease liability, current portion	6,118	6,207
Accrued professional fees	1,034	2,156
Accrued taxes	8,078	1,940
Acquisition related liabilities	150	150
Accrued transaction costs	84	84
Other	2,466	4,172
	$37,111	$38,100

The following table shows the changes in the deferred revenue loyalty program liability (in thousands):

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$—	$543	$—	$2,692
Revenue deferred during the period	—	—	—	141
Revenue recognized during the period	—	(543)	—	(2,833)
Ending balance	$—	$—	$—	$—

NOTE 10 – DEBT
Debt consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Revolving credit facility	$171,414	$194,814
Other	—	11
	$171,414	$194,825

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

The unamortized portion of debt origination costs primarily related to the Second A&R Credit Agreement totaled approximately $2.8 million and $3.6 million at September 30, 2026 and December 31, 2025, respectively. Amortization of debt origination costs is included as a component of interest expense in the condensed consolidated statements of income and comprehensive income and amounted to approximately $0.2 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively, and $0.8 million for both the nine months ended September 30, 2026 and 2025, respectively.

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

The effective interest rate for the revolving credit facility was 2.05% and 2.75% for the nine months ended September 30, 2026 and 2025, respectively.

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

Index
distributions (other than to the Company and certain of its subsidiaries), change the nature of their businesses, enter into certain transactions with affiliates, or amend the terms of material indebtedness, in each case subject to certain thresholds and exceptions.
Under the Second A&R Credit Agreement, the Company is required to maintain a quarterly minimum interest coverage ratio of 3.00:1.00 and a quarterly maximum consolidated leverage ratio of 3.50 with a step-up to 3.75 in the quarter during which the Company completes a material acquisition, in each case, as computed in accordance with the terms of the Second A&R Credit Agreement. As of September 30, 2026, we were in compliance with these covenants.

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

The following tables present the fair value of the Company's financial instruments, categorized based upon the fair value hierarchy (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3

Cash and cash equivalents	$211,191	$—	$—
Accounts receivable	—	98,117	—
Agent advances	—	4,370	—
Prepaid wires	—	11,406	—
Total assets	$211,191	$113,893	$—
Accounts payable	$—	$14,026	$—
Wire transfers and money orders payable	—	82,181	—
Revolving credit facility	—	171,414	—
Total liabilities	$—	$267,621	$—

Index

	December 31, 2025
	Level 1	Level 2	Level 3

Cash and cash equivalents	$168,682	$—	$—
Accounts receivable	—	105,369	—
Agent advances	—	4,494	—
Prepaid wires	—	59,497	—
Total assets	$168,682	$169,360	$—
Accounts payable	$—	$15,317	$—
Wire transfers and money orders payable	—	87,540	—
Revolving credit facility	—	194,814	—
Total liabilities	$—	$297,671	$—

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

On June 20, 2025, the Company’s stockholders approved the Amended and Restated International Money Express, Inc. 2020 Omnibus Equity Compensation Plan (the “A&R 2020 Plan” and together with the 2018 and 2020 Plans, the “Plans”), which amends and restates the 2020 Plan. The A&R 2020 Plan increased the number of shares of common stock authorized for issuance under the 2020 Plan by an additional 2.5 million shares. As of September 30, 2026, 2.8 million shares remained available for future awards under the Plan.

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

Share-based compensation is recognized as an expense on a straight-line basis over the requisite service period, which is generally the vesting period. The stock options issued under the Plans have 10-year terms and generally vest in four equal installments beginning one year after the date of the grant. The Company recognized no compensation expense for stock options for both the three and nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there is no unrecognized compensation expense related to stock options.

Index
A summary of stock option activity under the Plans during the nine months ended September 30, 2026 is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2025	146,125	$12.21	3.38	$4.38
Granted	—	$—		$—
Exercised	—	$—		$—
Forfeited	—	$—		$—
Expired	—	$—		$—
Outstanding at September 30, 2026	146,125	$12.21	2.64	$4.38

Exercisable at September 30, 2026(1)	146,125	$12.21	2.64	$4.38
(1) The aggregate fair value of all vested/exercisable options outstanding as of September 30, 2026 was $0.6 million, which was determined based on the market value of our stock as of that date.

Restricted Stock Units

The RSUs granted under the Plans to the Company’s employees or certain service providers generally vest in four equal annual installments beginning one year after the date of the grant, while RSUs issued to the Company’s independent directors generally vest on the one-year anniversary from the grant date. The Company recognized compensation expense for all RSUs of approximately $0.9 million and $1.5 million for the three months ended September 30, 2026 and 2025, respectively, and $3.4 million and $3.8 million for the nine months ended September 30, 2026 and 2025, respectively, which is included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. As of September 30, 2026, unrecognized compensation expense related to RSUs of approximately $9.0 million is expected to be recognized over a weighted-average period of 1.8 years.

A summary of RSU activity during the nine months ended September 30, 2026 is presented below:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding (nonvested) at December 31, 2025	591,538	$17.17
Granted(1)	413,003	$15.23
Vested	(258,884)	$15.55
Forfeited	(64,948)	$16.75
Outstanding (nonvested) at September 30, 2026	680,709	$16.65
(1) The aggregate fair value of all RSUs granted during the nine months ended September 30, 2026 was approximately $6.3 million.

Restricted Stock Awards

The RSAs issued under the Plans to the Company’s employees generally vest in four equal annual installments beginning one year after the date of grant, while RSAs issued to certain of the Company’s independent directors vest at the end of the three-month calendar quarter in which the grant is made (or, if earlier, upon the consummation of a change in control). The Company recognized compensation expense for RSAs granted of $0.7 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively, and $2.1 million and $1.5 million for the nine months ended September 30, 2026 and 2025, respectively, which is included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. As of September 30, 2026, there was $6.2 million of unrecognized compensation expense related to RSAs, which is expected to be recognized over a weighted-average period of 1.9 years.

A summary of RSA activity during the nine months ended September 30, 2026 is presented below:

Index

	Number of RSAs	Weighted-Average Grant Date Fair Value
Outstanding (nonvested) at December 31, 2025	257,169	$20.12
Granted(1)	304,617	$15.55
Vested	(101,675)	$19.83
Forfeited	—	$—
Outstanding (nonvested) at September 30, 2026	460,111	$17.16
(1) The aggregate fair value of all RSAs granted during the nine months ended September 30, 2026 was approximately $4.7 million, which was determined based on the market value of our stock as of that date.

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

The Company recognized compensation expense for PSUs of $0.3 million and $0.8 million for the three months ended September 30, 2026 and 2025, respectively, and $1.7 million for both the nine months ended September 30, 2026 and 2025, respectively, which is included in salaries and benefits in the condensed consolidated statements of income and comprehensive income. As of September 30, 2026, there was $2.0 million of unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted-average period of 1.1 years.

A summary of PSU activity during the nine months ended September 30, 2026 is presented below:

	Number of PSUs	Weighted-Average Remaining Contractual Term (Years)	Weighted-Average Grant Date Fair Value
Outstanding (nonvested) at December 31, 2025	506,942	8.56	$14.70
Granted	—		$—
Vested/accelerated	—		$—
Forfeited	(39,281)		$14.00
Outstanding (nonvested) at September 30, 2026	467,661	8.15	$14.76

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

Index
The Company accounts for purchases of treasury stock under the cost method. Any direct costs incurred to acquire treasury stock are considered stock issue costs and added to the cost of the treasury stock. Separately from the Repurchase Program, on March 12, 2025 the Company entered into an agreement with Latin-American Investment Holdings Inc., a related party, for the purchase of 100,000 shares of the Company's common stock for a total purchase price of $1.3 million, in a privately-negotiated transaction. During the three and nine months ended September 30, 2026 and the three months ended September 30, 2025, there were no share repurchases. During the nine months ended September 30, 2025, including the shares previously mentioned, the Company purchased 1,348,214 shares, for an aggregate purchase price of $16.3 million. As of September 30, 2026, there was $48.3 million available for future share repurchases under the Repurchase Program.

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

Below are basic and diluted earnings per share for the periods indicated (in thousands, except for share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net income	$4,325	$4,963	$9,041	$23,739

Shares:
Weighted-average common shares outstanding – basic	30,211,667	29,616,788	30,064,268	30,012,584
Effect of dilutive securities
RSUs	75,939	75,796	133,884	75,248
Stock options	18,291	13,195	26,685	22,076
RSAs	47,685	18,816	40,711	24,744
PSUs	304,465	92,025	288,487	48,747
Weighted-average common shares outstanding – diluted	30,658,047	29,816,620	30,554,035	30,183,399

Earnings per common share – basic	$0.14	$0.17	$0.30	$0.79
Earnings per common share – diluted	$0.14	$0.17	$0.30	$0.79

As of September 30, 2026, there were approximately 50.0 thousand stock options, 494.7 thousand RSUs and 330.1 thousand RSAs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.

As of September 30, 2025, there were approximately 81.3 thousand stock options, 362.2 thousand RSUs, 178.9 thousand RSAs and 2.5 thousand PSUs excluded from the diluted earnings per share calculation because, under the treasury stock method, the inclusion of these would be anti-dilutive.

As discussed in Note 13, the Company repurchased 1,348,214 shares of its common stock in the nine months ended September 30, 2025, respectively (none in 2026).

Index
NOTE 15 – INCOME TAXES
A reconciliation between the income tax provision at the U.S. statutory tax rate and the Company’s income tax provision on the condensed consolidated statements of income and comprehensive income is below (in thousands, except for tax rates):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Income before income taxes	$7,082		$7,554		$14,979		$35,297
U.S statutory tax rate	21%		21%		21%		21%
Income tax expense at statutory rate	1,487		1,586		3,146		7,412

State and local income taxes, net of federal income tax effect	660	9.3%	586	7.8%	1,327	8.9%	2,726	7.7%
Foreign tax effects:		—		—		—		—
Mexico
Statutory tax rate difference between Mexico and the United States	23	0.3%	32	0.4%	63	0.4%	94	0.3%
Return to provision adjustments	—	—	—	—	347	2.3%	—	—
Other foreign jurisdictions	(10)	(0.1)%	(10)	(0.1)%	30	0.2%	213	0.6%
Non-taxable or Non-deductible expenses:		—		—		—		—
Share-based compensation	37	0.5%	120	1.6%	(35)	(0.2)%	369	1.0%
Non-deductible officer compensation	501	7.1%	228	3.0%	808	5.4%	656	1.9%
Other non-deductible expenses	24	0.3%	19	0.3%	39	0.3%	61	0.2%
Other	35	0.5%	30	0.4%	213	1.4%	27	0.1%
Total income tax provision	$2,757	38.9%	$2,591	34.3%	$5,938	39.6%	$11,558	32.7%

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

Our income tax provision includes the expected benefit of all deferred tax assets, including our net operating loss carryforwards except as limited below. With certain exceptions, these net operating loss carryforwards will expire from 2031 through 2037 for federal losses, from 2029 through 2038 for state losses, and from 2038 through 2046 for foreign losses. After consideration of all evidence, both positive and negative, management has determined that no valuation allowance is required at September 30, 2026 on the Company’s U.S. federal or state deferred tax assets; however, a valuation allowance has been recorded at September 30, 2026 on deferred tax assets associated with Canadian, Spanish, Dutch and British net operating loss carryforwards as these foreign subsidiaries have a history of incurring taxable losses in recent years. The valuation allowance will be maintained until sufficient positive evidence exists to support their future realization. Utilization of the Company’s net operating loss carryforwards is subject to limitation under Internal Revenue Code Section 382 and similar tax provisions in the foreign jurisdictions in which we operate.

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

Index
The Company’s CODM is Robert Lisy, Chairman, Chief Executive Officer and President. The CODM uses the Company’s consolidated financial results as a basis for making key operating decisions. Examples of key operating decisions include entering new markets, stock repurchases, and managing liquidity. The CODM considers Net income as one of the relevant metrics in his decision-making process.

The table below provides information about the Company's measure of segment performance and significant expense categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Wire transfer and money order fees, net	$102,335	$127,795	$309,672	$380,932
Foreign exchange gain, net	17,383	22,278	50,355	66,140
Other income	6,678	4,848	19,483	13,292
Total revenues	126,396	154,921	379,510	460,364

Less:
Agent commissions	52,787	64,912	159,386	193,460
Payer commissions	20,094	24,206	59,705	73,261
Bank charges and fees	5,405	6,532	16,656	20,010
Salaries and benefits	15,300	19,701	51,496	56,514
Other segment items (1)	15,379	17,118	45,518	45,425
Provision for credit losses	1,777	2,154	7,253	6,078
Restructuring costs	799	—	873	306
Transaction costs	817	5,353	2,683	8,746
Depreciation and amortization	4,941	4,410	14,418	12,493
Total operating expenses	117,299	144,386	357,988	416,293

Operating income	9,097	10,535	21,522	44,071

Interest expense	2,015	2,981	6,543	8,774

Income before income taxes	7,082	7,554	14,979	35,297

Income tax provision	2,757	2,591	5,938	11,558

Net income	$4,325	$4,963	$9,041	$23,739
(1) Other segment items included in segment net income is primarily composed of other selling, general and administrative expenses, transaction processing costs, and other overhead expenses.

NOTE 17 – COMMITMENTS AND CONTINGENCIES
Contingencies and Legal Proceedings

The Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of the Company’s management, based upon the information available at this time and the stage of the proceedings that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or results of operations of the Company.

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

Regulatory Requirements

Pursuant to applicable licensing laws, certain domestic and foreign subsidiaries of the Company are required to maintain minimum tangible net worth and liquid assets (eligible securities and safeguarding of funds) to cover the amount outstanding of wire transfers and money orders payable. As of September 30, 2026, the Company’s subsidiaries were in compliance with these requirements.

NOTE 18 – SUBSEQUENT EVENTS
The Company has evaluated subsequent events through November 9, 2026, which is the date these condensed consolidated financial statements were available to be issued. Except as disclosed in Note 1, the Company is not aware of any subsequent events which would require adjustment or disclosure in the condensed consolidated financial statements.

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

Overview
We are a leading global omnichannel money remittance services company focused primarily on the United States of America (“United States” or “U.S.”) to Latin America and the Caribbean (“LAC”) corridor, which includes Mexico, Central and South America and the Caribbean. We also provide remittance services to Africa and Asia from the United States and offer money transfer services from Canada to Latin America and Africa. We also provide remittance services from Spain, Italy and Germany to Africa, Asia and Latin America. We utilize our proprietary technology to deliver convenient, reliable and value-added services to consumers through a broad network of sending and paying agents. Our remittance services, which include a comprehensive suite of ancillary financial processing solutions and payment services, are available in all 50 states in the U.S., Washington D.C., Puerto Rico and 13 provinces in Canada, as well as in certain locations in Spain, Italy and Germany, where consumers can send money to beneficiaries in more than 60 countries in LAC, Europe, Africa and Asia. Our services are accessible in person through over 100,000 independent sending and paying agents and 115 Company-operated stores, as well as digitally through the Internet via our websites, co-branded websites with digital partners and mobile device applications. Additionally, our product and service portfolio includes online payment options, pre-paid debit cards and direct deposit payroll cards, which may present different cost, demand, regulatory and risk profiles relative to our core money remittance business.

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

Our money remittance services enable consumers to send funds through our broad network of locations in the United States, Canada, Spain, Italy and Germany that are primarily operated by third-party businesses, as well as by Company-operated stores located in those jurisdictions. Transactions are processed and payment is collected by our agents (“sending agent(s)”) and those funds become available for pickup by the beneficiary at the designated destination, usually within minutes, at any Intermex payer location (“paying agent(s)”). We refer to our sending agents and our paying agents collectively as agents. In addition, our services are offered digitally through the Internet via our websites (intermexonline.com and online.i-transfer.es), co-branded websites with our digital partners and mobile device applications. For the nine months ended September 30, 2026, our agent network decreased by approximately 9.3% primarily as a result of a lower number of agents onboarded during the period relative to ordinary course agent terminations. For the nine months ended September 30, 2026, principal amount sent decreased by approximately 12.6% to $15.7 billion, as compared to the same period in 2025, and total remittances processed were approximately 35.4 million, representing a decrease of approximately 12.8%, as compared to the same period in 2025 primarily related to decreased volume generated that we attribute to a contraction in the retail remittance market, particularly the LAC corridor. This overall decrease was partially offset by increased volume generated by our digital channels.

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

As previously disclosed, the waiting period under the HSR Act with respect to the Merger expired on October 6, 2025. Clearance under the HSR Act is effective for a period of one year following expiration of the waiting period. Given the lapse of time, a new filing under the HSR Act was required in order for the Company and Western Union to complete the Merger after October 6, 2026. Accordingly, on October 2, 2026, the Company and Western Union each filed their respective Premerger Notification and Report Forms under the HSR Act with the Federal Trade Commission and the Antitrust Division of the U.S. Department of Justice with respect to the Merger. The new filing initiated a new 30-day waiting period under the HSR Act, which expired on November 2, 2026.

In addition, the consummation of the Merger was conditioned upon the approval of the stockholders of the Company, which approval was received at a special meeting of stockholders of the Company on December 9, 2025.
The Merger is subject to the satisfaction of other customary closing conditions, including receipt of a remaining regulatory approval. The Merger Agreement contains termination rights for Western Union and the Company, including the right of either party to terminate the Merger Agreement, subject to certain conditions, if the Merger is not completed by November 10, 2026.
Restructuring costs
During 2026, the Company executed a restructuring plan related to certain of its U.S. and foreign subsidiaries. The objectives of the Company's 2026 restructuring plan are to reorganize the workforce, streamline operational processes, and to develop efficiencies within the Company. For the nine months ended September 30, 2026, the Company incurred approximately $0.9 million in expenses for a reduction of workforce in certain locations. These expenses primarily consisted of severance payments and related benefits, which are included in restructuring costs in the condensed consolidated statement of income and comprehensive income.
The Company paid out all of the above charges during the nine months ended September 30, 2026 and has no liability recorded in the condensed consolidated balance sheet as of September 30, 2026.
As a result of implementing this strategy, the Company expects to reduce compensation expense in an amount of approximately $3.0 million a year. The anticipated effect of this reduction in expenses will be primarily realized during the fourth quarter of 2026 and fiscal year 2027. In addition, the Company does not expect that the execution of this strategy will result in any material reduction of revenues or increase of its ongoing operating expenses.
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

Index
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
•shifts in consumer behavior, including reduced usage of retail wire services;

•increasing competition from electronic platforms that enable consumers to send and receive money through a variety of channels;

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
•international political factors, including ongoing conflicts in Ukraine and the Middle East and other geopolitical developments, political instability, tariffs, including the effects of tariffs and volatility of oil prices on domestic markets and industrial activity and employment, border taxes or restrictions on remittances or transfers from the outbound countries in which we operate or plan to operate;
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

The market for money remittance services is very competitive. Our competitors include a small number of large money remittance providers, such as Western Union, MoneyGram, Remitly and Euronet, financial institutions and banks, and a large number of small niche money remittance service providers that serve select regions. We generally compete for money remittance agents on the basis of value, service, quality, technical and operational differences, commission structure and marketing efforts. As a philosophy, we sell credible solutions to our sending agents, not discounts or higher commissions, as is typical for the industry. We compete for money remittance customers primarily on the basis of trust, convenience, service, efficiency of outlets, value, enhanced technology and brand recognition. However, from time to time we may realign our pricing strategies due to volatility of the foreign exchange currency market.

As noted above, current political, social, economic and market conditions in the United States, including recent economic, trade and immigration enforcement actions taken by the current administration in the U.S., as well as in foreign countries, including those that are destinations for money transfers or in which we currently operate remain volatile. There is uncertainty as to the economic and financial impact of such conditions. Our business has generally been resilient during times of economic instability as money remittances are essential to many recipients, with the funds used by the receiving parties for their daily needs; however, continued enhanced immigration enforcement activities in the U.S., prolonged volatility in the market, continued global economic and geopolitical uncertainty, and long-term sustained appreciation of the Mexican peso or Guatemalan quetzal as compared to the U.S. dollar could negatively affect our revenues and profitability. Moreover, as noted above, we have experienced a reduction in revenues generated that we attribute to a contraction in the remittance market, particularly the LAC corridor, which may reflect this increased volatility and current economic, political and social conditions.

Trends in the cross-border money remittance business tend to correlate to immigration trends, global economic opportunity and related employment levels in certain industries such as construction, information technology, manufacturing, agriculture and hospitality, as well as other service industries. The three largest remittance corridors we serve are United States to Mexico, United States to Guatemala and United States to the Dominican Republic. According to the latest information available from the World Bank Remittance Matrix, the United States to Mexico remittance corridor was one of the largest in the world in 2025. In addition, changes to U.S. immigration, tariffs, trade, economic, tax and other policies as well as volatility in oil prices may have both positive and negative effects on our business, none of which can be predicted with any degree of certainty.

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

Salaries and Benefits

Salaries and benefits include cash and share-based compensation associated with our corporate employees and sales team as well as employees at our Company-operated stores. Corporate employees include management, customer service, compliance, information technology, operations, finance, legal and human resources. Our sales team, located throughout the United States, Canada, Spain and Italy, is focused on supporting and growing our sending agent network. Share-based compensation is primarily recognized as an expense on a straight-line basis over the requisite service period. Unrecognized compensation expense related to restricted stock units (“RSUs”), restricted stock awards (“RSAs”) and performance stock units (“PSUs”) of approximately $17.2 million is expected to be recognized over a weighted-average period of 1.7 years.

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

Index
From time to time, we may incur costs associated with restructuring plans related to our domestic and foreign operations. These costs include all internal and external costs directly related with the restructuring and consist primarily of severance payments, write-off of assets and certain legal and professional fees.

Transaction Costs

We incur transaction costs associated with completed and potential acquisitions as well as integration related activities. These costs include all internal and external costs directly related to the transactions and integration activities, consisting primarily of legal, consulting, accounting and advisory fees and certain incentive bonuses. Due to their significance, they are presented separately in our condensed consolidated statements of income and comprehensive income. Transaction costs also include internal and external costs related to the Board’s evaluation of strategic alternatives and the pending Merger with Western Union.

Depreciation and Amortization

Depreciation and amortization largely consists of depreciation of computer equipment and amortization of software that supports our technology platform. In addition, it includes amortization of intangible assets primarily related to our agent relationships, trade names and developed technology.

Non-Operating Expenses
Interest Expense

Interest expense consists primarily of interest associated with our debt, which consists of a revolving credit facility. The effective interest rate for the nine months ended September 30, 2026 for the revolving credit facility was 2.05%.

Income tax provision

Our income tax provision includes the expected benefit of all deferred tax assets, including our net operating loss carryforwards. After consideration of all evidence, both positive and negative, management has determined that no valuation allowance is required at September 30, 2026 on the Company’s U.S. federal or state deferred tax assets; however, a valuation allowance has been recorded as of September 30, 2026 on deferred tax assets associated with foreign net operating loss carryforwards. Our income tax provision reflects the effects of state taxes, non-deductible expenses, share-based compensation expense, and foreign tax rates applicable to the Company’s foreign subsidiaries that are higher or lower than the U.S. statutory rate.

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

Segments
Our business is organized around one reportable segment that provides money transmittal services primarily between the United States, Canada and certain countries in Europe to Mexico, Guatemala and other countries in Latin America, Africa, Asia and Europe through a network of authorized agents located in various unaffiliated retail establishments and 115 Company-operated stores throughout the United States, Canada, Spain, Italy and Germany, as well as digitally through the Internet via our websites, co-branded websites with digital partners and mobile device applications. This is based on the objectives of the business and how our chief operating decision maker, the CEO and President, monitors operating performance and allocates resources.

Index
Results of Operations
The following table summarizes the key components of our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for share data)	2026	2025	2026	2025
Revenues:
Wire transfer and money order fees, net	$102,335	$127,795	$309,672	$380,932
Foreign exchange gain, net	17,383	22,278	50,355	66,140
Other income	6,678	4,848	19,483	13,292
Total revenues	126,396	154,921	379,510	460,364

Operating expenses:
Service charges from agents and banks	82,476	98,636	247,415	294,681
Salaries and benefits	15,300	19,701	51,496	56,514
Other selling, general and administrative expenses	11,189	14,132	33,850	37,475
Provision for credit losses	1,777	2,154	7,253	6,078
Restructuring costs	799	—	873	306
Transaction costs	817	5,353	2,683	8,746
Depreciation and amortization	4,941	4,410	14,418	12,493
Total operating expenses	117,299	144,386	357,988	416,293

Operating income	9,097	10,535	21,522	44,071

Interest expense	2,015	2,981	6,543	8,774

Income before income taxes	7,082	7,554	14,979	35,297

Income tax provision	2,757	2,591	5,938	11,558

Net income	$4,325	$4,963	$9,041	$23,739

Earnings per common share:
Basic	$0.14	$0.17	$0.30	$0.79
Diluted	$0.14	$0.17	$0.30	$0.79

Index

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Revenues
Revenues for the above periods are presented below:

($ in thousands)	Three Months Ended September 30, 2026	% of Revenues	Three Months Ended September 30, 2025	% of Revenues
Revenues:
Wire transfer and money order fees, net	$102,335	81%	$127,795	83%
Foreign exchange gain, net	17,383	14%	22,278	14%
Other income	6,678	5%	4,848	3%
Total revenues	$126,396	100%	$154,921	100%
Wire transfer and money order fees, net of $102.3 million for the three months ended September 30, 2026 decreased by $25.5 million, or 20.0%, from $127.8 million for the three months ended September 30, 2025. The decrease was primarily due to a lower transaction volume processed through our retail network of sending agents and Company-operated stores in the third quarter of 2026 compared to the third quarter of 2025 as a result of a contraction in the retail remittance market, particularly the LAC corridor. For the three months ended September 30, 2026, total principal amount sent decreased by 13.7%, and total transaction volume decreased by 14.4%, as compared to the same period in 2025.

Revenues from foreign exchange gain, net of $17.4 million for the three months ended September 30, 2026 decreased by $4.9 million, or 22.0%, from $22.3 million for the three months ended September 30, 2025. This decrease was primarily due to the decrease in transaction volume, and principal amount sent described above.

Other income of $6.7 million for the three months ended September 30, 2026 increased by $1.9 million, or 39.6%, from $4.8 million for the three months ended September 30, 2025 primarily due to the effect of higher fees related to increased activity of our RaaS relationships, under which the number of transactions processed and total principal sent increased by approximately 145.0% and 203.0%, respectively.

Operating Expenses
Operating expenses for the above periods are presented below:

($ in thousands)	Three Months Ended September 30, 2026	% of Revenues	Three Months Ended September 30, 2025	% of Revenues
Operating expenses:
Service charges from agents and banks	$82,476	65%	$98,636	64%
Salaries and benefits	15,300	12%	19,701	13%
Other selling, general and administrative expenses	11,189	9%	14,132	9%
Provision for credit losses	1,777	1%	2,154	1%
Restructuring costs	799	1%	—	—%
Transaction costs	817	1%	5,353	3%
Depreciation and amortization	4,941	4%	4,410	3%
Total operating expenses	$117,299	93%	$144,386	93%

Service charges from agents and banks — Service charges from agents and banks were $82.5 million for the three months ended September 30, 2026 compared to $98.6 million for the three months ended September 30, 2025. The decrease of $16.1 million, or 16.3%, was primarily due to the decrease in transaction volume described above, as well as lower payer fees as a result of better pricing negotiated with paying agents.

Index
Salaries and benefits — Salaries and benefits of $15.3 million for the three months ended September 30, 2026 decreased by $4.4 million, or 22.3%, from $19.7 million for the three months ended September 30, 2025. The decrease is primarily due to lower share based compensation as a result of higher forfeitures combined with lower performance-based compensation and benefits as well as lower total employee headcount.

Other selling, general and administrative expenses — Other selling, general and administrative expenses of $11.2 million for the three months ended September 30, 2026 decreased by $2.9 million, or 20.6%, from $14.1 million for the three months ended September 30, 2025.

The decrease was primarily the result of:

•$1.4 million - decrease in advertising expenses due to lower promotional spending for retail and digital channels.
•$0.4 million - decrease in professional fees primarily due to a reduction in legal activity during the 2026 period.
•$0.4 million - decrease in other operating expenses primarily due to a one-time operating charge of $0.3 million recorded in the third quarter of 2025; and
•$0.2 million - decrease in IT-related expenses due to improved management of our infrastructure and cybersecurity costs.

Provision for credit losses — Provision for credit losses of $1.8 million for the three months ended September 30, 2026 decreased by $0.4 million, or 18.2%, from $2.2 million for the three months ended September 30, 2025. The decrease is primarily due to slightly lower write-offs of agent receivable balances combined with lower average outstanding receivable balances from sending agents during the three months ended September 30, 2026 offset by higher chargebacks of uncollected online money transfer transactions.

Restructuring Costs — Restructuring costs of $0.8 million for the three months ended September 30, 2026 (none for the three months ended September 30, 2025) consist primarily of severance costs related to the restructuring plan implemented in our U.S. and foreign subsidiaries during 2026.

Transaction costs — Transaction costs of $0.8 million and $5.4 million for the three months ended September 30, 2026 and 2025, respectively, consist primarily of financial advisory fees as well as other professional fees and legal fees incurred in connection with the Company's evaluation of strategic alternatives including the pending Merger with Western Union, business acquisition transactions and integration related activities.

Depreciation and amortization — Depreciation and amortization of $4.9 million for the three months ended September 30, 2026 increased by $0.5 million or 11.4% from $4.4 million for the three months ended September 30, 2025. The increase is primarily the result of higher depreciation associated with additional software developed being placed into production and computer equipment acquired to support our proprietary software enhancements and sending agent network.

Non-Operating Expenses
Interest expense — Interest expense of $2.0 million for the three months ended September 30, 2026 decreased by $1.0 million or 33.3% from $3.0 million for the three months ended September 30, 2025. The decrease was primarily due to lower usage of our revolving credit facility and lower market interest rates paid during 2026.

Income tax provision — Income tax provision was $2.8 million for the three months ended September 30, 2026, which represents an increase of $0.2 million from an income tax provision of $2.6 million for the three months ended September 30, 2025. The increase in income tax provision was mainly attributable to higher non-deductible officer compensation and share-based compensation tax expenses.

Net Income
We reported Net Income of $4.3 million for the three months ended September 30, 2026 compared to Net Income of $5.0 million for the three months ended September 30, 2025, which resulted in a decrease of $0.7 million, or 14.0%, due to the same factors discussed above.

Earnings Per Share

Earnings per Share - Basic for the three months ended September 30, 2026 was $0.14, representing a decrease of $0.03, or 17.6%, compared to $0.17 for the three months ended September 30, 2025.
Earnings per Share - Diluted for the three months ended September 30, 2026 was $0.14, representing a decrease of $0.03, or 17.6%, compared to $0.17 for the three months ended September 30, 2025.

Index
The decrease in both basic and diluted earnings per share (“EPS”) largely reflects the decrease in net income discussed above combined with a higher share count.
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

Adjusted Net Income for the three months ended September 30, 2026 was $7.3 million, representing a decrease of $4.2 million from Adjusted Net Income of $11.5 million for the three months ended September 30, 2025. The decrease in Adjusted Net Income was primarily due to the lower net effect of the adjusting items detailed in the table below and the decrease in Net Income discussed above.

Index
The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted Net Income:

	Three Months Ended September 30,
(in thousands, except for per share data)	2026	2025
Net Income	$4,325	$4,963
Adjusted for:
Share-based compensation (a)	1,970	2,759
Restructuring costs (b)	799	—
Transaction costs (c)	817	5,353
Other charges and expenses (d)	416	740
Amortization of intangibles (e)	886	1,066
Income tax benefit related to adjustments (f)	(1,901)	(3,402)
Adjusted Net Income	$7,312	$11,479

Adjusted Earnings per Share
Basic	$0.24	$0.39
Diluted	$0.24	$0.38

Weighted-average common shares outstanding
Basic	30,211,667	29,616,788
Diluted	30,658,047	29,816,620

(a)Represents share-based compensation relating to equity awards granted primarily to employees and independent directors of the Company.
(b)Represents primarily severance related to the execution of restructuring plans.
(c)Represents primarily financial advisory, professional and legal fees related to evaluation of strategic alternatives, including the pending Merger with Western Union, and integration related activities.
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

Adjusted Earnings per Share - Basic and Diluted (previously defined and used as described above) are as follows:

Adjusted Earnings per Share - Basic for the three months ended September 30, 2026 was $0.24, representing a decrease of $0.15, or 38.5%, compared to $0.39 for the three months ended September 30, 2025. The decrease in Adjusted Earnings per Share - Basic was primarily due to the lower net effect of the adjusting items detailed in the table above as well as the decrease in Net Income.

Adjusted Earnings per Share - Diluted for the three months ended September 30, 2026 was $0.24, representing a decrease of $0.14, or 36.8%, compared to $0.38 for the three months ended September 30, 2025. The decrease in Adjusted Earnings per Share - Diluted was primarily due to the lower net effect of the adjusting items detailed in the table above as well as the decrease in Net Income.

Index
The following table presents the reconciliation of GAAP Earnings per Share, our closest GAAP measure, to Adjusted Earnings per Share:

	Three Months Ended September 30,
	2026		2025
	Basic	Diluted	Basic	Diluted
GAAP Earnings per Share	$0.14	$0.14	$0.17	$0.17
Adjusted for:
Share-based compensation	0.07	0.06	0.09	0.09
Restructuring costs	0.03	0.03	—	—
Transaction costs	0.03	0.03	0.18	0.18
Other charges and expenses	0.01	0.01	0.02	0.02
Amortization of intangibles	0.03	0.03	0.04	0.04
Income tax benefit related to adjustments	(0.06)	(0.06)	(0.11)	(0.11)
Adjusted Earnings per Share	$0.24	$0.24	$0.39	$0.38

The table above may contain slight summation differences due to rounding

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

Adjusted EBITDA for the three months ended September 30, 2026 was $18.0 million, representing a decrease of $5.8 million, or 24.4%, from $23.8 million for the three months ended September 30, 2025. The decrease in Adjusted EBITDA was primarily due to the lower net effect of the adjusting items detailed in the table below as well as the decrease in Net Income discussed above.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted EBITDA:

	Three Months Ended September 30,
(in thousands)	2026	2025
Net Income	$4,325	$4,963
Adjusted for:
Interest expense	2,015	2,981
Income tax provision	2,757	2,591
Depreciation and amortization	4,941	4,410
EBITDA	14,038	14,945
Share-based compensation (a)	1,970	2,759
Restructuring costs (b)	799	—
Transaction costs (c)	817	5,353
Other charges and expenses (d)	416	740
Adjusted EBITDA	$18,040	$23,797

(a)Represents share-based compensation relating to equity awards granted primarily to employees and independent directors of the Company.
(b)Represents primarily severance related to the execution of restructuring plans.
(c)Represents primarily financial advisory, professional and legal fees related to evaluation of strategic alternatives, including the pending Merger with Western Union, and integration related activities.
(d)Represents primarily loss on disposal of fixed assets.

Index
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Revenues
Revenues for the above periods are presented below:

($ in thousands)	Nine Months Ended September 30, 2026	% of Revenues	Nine Months Ended September 30, 2025	% of Revenues
Revenues:
Wire transfer and money order fees, net	$309,672	82%	$380,932	83%
Foreign exchange gain, net	50,355	13%	66,140	14%
Other income	19,483	5%	13,292	3%
Total revenues	$379,510	100%	$460,364	100%

Wire transfer and money order fees, net of $309.7 million for the nine months ended September 30, 2026 decreased by $71.2 million, or 18.7%, from $380.9 million for the nine months ended September 30, 2025. The decrease was primarily due to a decrease in transaction volume processed through our retail network of sending agents and Company-operated stores in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, which we primarily attribute to a contraction in the retail remittance market, particularly the LAC corridor. As noted in the overview section above, for the nine months ended September 30, 2026, principal amount sent decreased by approximately 12.6% to $15.7 billion, and the number of transactions decreased by approximately 12.8% to 35.4 million, as compared to the same period in 2025.

Revenues from foreign exchange gain, net of $50.4 million for the nine months ended September 30, 2026 decreased by $15.7 million, or 23.8%, from $66.1 million for the nine months ended September 30, 2025. This decrease was primarily due to the decrease in transaction volume described above, partially offset by a slight increase in the average principal sent per transaction for certain destination countries.

Other income of $19.5 million for the nine months ended September 30, 2026 increased by $6.2 million, or 46.6%, from $13.3 million for the nine months ended September 30, 2025 primarily due to higher fees related to increased activity of our RaaS relationships, under which the number of transactions processed and total principal sent increased by approximately 164.0% and 175.0%, respectively.

Operating Expenses
Operating expenses for the above periods are presented below:

($ in thousands)	Nine Months Ended September 30, 2026	% of Revenues	Nine Months Ended September 30, 2025	% of Revenues
Operating expenses:
Service charges from agents and banks	$247,415	65%	$294,681	64%
Salaries and benefits	51,496	14%	56,514	12%
Other selling, general and administrative expenses	33,850	9%	37,475	8%
Provision for credit losses	7,253	2%	6,078	1%
Restructuring costs	873	—%	306	NM
Transaction costs	2,683	1%	8,746	2%
Depreciation and amortization	14,418	4%	12,493	3%
Total operating expenses	$357,988	95%	$416,293	90%

Service charges from agents and banks — Service charges from agents and banks were $247.4 million for the nine months ended September 30, 2026 compared to $294.7 million for the nine months ended September 30, 2025. The decrease of $47.3 million, or 16.1%, was primarily due to the decrease in transaction volume described above, as well as lower payer fees as a result of better pricing negotiated with our paying agents.

Salaries and benefits — Salaries and benefits of $51.5 million for the nine months ended September 30, 2026 decreased by $5.0 million, or 8.8%, from $56.5 million for the nine months ended September 30, 2025. The decrease is primarily due to lower performance-based compensation and benefits as well as lower total employee headcount.

Index

Other selling, general and administrative expenses — Other selling, general and administrative expenses of $33.9 million for the nine months ended September 30, 2026 decreased by $3.6 million, or 9.6%, from $37.5 million for the nine months ended September 30, 2025.

The decrease was primarily the result of:

•$2.0 million - decrease in advertising related expenses primarily as a result of campaigns to promote our digital channel services in 2025.
•$0.6 million - decrease in travel and sales conventions related expenses; and
•$1.8 million - related to lower public company compliance related expenses.

The decrease was partially offset by:

•$1.0 million - higher IT related expenses incurred to improve our technology environment.

Provision for credit losses — Provision for credit losses of $7.3 million for the nine months ended September 30, 2026 increased by $1.2 million, or 19.7%, from $6.1 million for the nine months ended September 30, 2025. The increase is primarily due to an increase in write-offs of agent receivable balances primarily as a result of sending agents that were not able to pay in accordance with the original terms of their agreements with us and are, accordingly, subject to our normal collection procedures as well as higher chargebacks of uncollected online money transfer transactions.

Restructuring Costs — Restructuring costs of $0.9 million and $0.3 million for the nine months ended September 30, 2026 and 2025, respectively, consist primarily of severance costs related to the restructuring plans implemented in our U.S. and foreign subsidiaries.

Transaction Costs — Transaction costs of $2.7 million and $8.7 million for the nine months ended September 30, 2026 and 2025, respectively, consist primarily of financial advisory fees as well as other professional fees and legal fees incurred in connection with the Company's evaluation of strategic alternatives, including the pending Merger with Western Union and integration related activities.

Depreciation and amortization — Depreciation and amortization of $14.4 million for the nine months ended September 30, 2026 increased by $1.9 million from $12.5 million or 15.2%, for the nine months ended September 30, 2025. The increase is primarily the result of higher depreciation associated with additional software developed being placed into production and computer equipment acquired to support our proprietary software enhancements and sending agent network.

Non-Operating Expenses
Interest expense — Interest expense of $6.5 million for the nine months ended September 30, 2026 decreased by $2.3 million or 26.1% from $8.8 million for the nine months ended September 30, 2025. The decrease was primarily due to lower usage of our revolving credit facility and lower market interest rates paid during 2026.

Income tax provision — Income tax provision was $5.9 million for the nine months ended September 30, 2026, which represents a decrease of $5.7 million from an income tax provision of $11.6 million for the nine months ended September 30, 2025. The decrease in income tax provision was mainly attributable to a decrease in income before taxes primarily due to the factors discussed above.

Net Income
We reported net income of $9.0 million for the nine months ended September 30, 2026 compared to net income of $23.7 million for the nine months ended September 30, 2025, which resulted in a decrease of $14.7 million, or 62.0%, due to the same factors discussed above.

Earnings Per Share
Earnings per Share - Basic for the nine months ended September 30, 2026 was $0.30, representing a decrease of $0.49, or 62.0%, compared to $0.79 for the nine months ended September 30, 2025.

Earnings per Share - Diluted for the nine months ended September 30, 2026 was $0.30, representing a decrease of $0.49, or 62.0%, compared to $0.79 for the nine months ended September 30, 2025.

The decrease in both basic and diluted EPS largely reflects the decrease in net income discussed above combined with a higher share count.

Index
Adjusted Net Income and Adjusted Earnings per Share
Adjusted Net Income (previously defined and used as described above) for the nine months ended September 30, 2026 was $17.8 million, representing a decrease of $20.0 million, or 52.9%, from Adjusted Net Income of $37.8 million for the nine months ended September 30, 2025. The decrease in Adjusted Net Income was primarily due to the decrease in Net Income as discussed above coupled with the lower net effect of the adjusting items detailed in the table below.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted Net Income:

	Nine Months Ended September 30,
(in thousands, except for per share data)	2026	2025
Net Income	$9,041	$23,739
Adjusted for:
Share-based compensation (a)	7,125	7,004
Restructuring costs (b)	873	306
Transaction costs (c)	2,683	8,746
Other charges and expenses (d)	1,157	1,583
Amortization of intangibles (e)	2,672	3,214
Income tax benefit related to adjustments (f)	(5,746)	(6,828)
Adjusted Net Income	$17,805	$37,764

Adjusted Earnings per Share
Basic	$0.59	$1.26
Diluted	$0.58	$1.25

Weighted-average common shares outstanding
Basic	30,064,268	30,012,584
Diluted	30,554,035	30,183,399

(a)Represents share-based compensation relating to equity awards granted primarily to employees and independent directors of the Company.
(b)Represents primarily severance related to the execution of restructuring plans.
(c)Represents primarily financial advisory, professional and legal fees related to strategic alternatives, including the pending Merger with Western Union, and integration related activities.
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

Index

Adjusted Earnings per Share - Basic and Diluted (previously defined and used as described above) are as follows:

Adjusted Earnings per Share - Basic for the nine months ended September 30, 2026 was $0.59, representing a decrease of $0.67, or 53.2%, compared to $1.26 for the nine months ended September 30, 2025. The decrease in Adjusted Earnings per Share - Basic was primarily due to the decrease in Net Income coupled with the lower net effect of the adjusting items detailed in the table above.

Adjusted Earnings per Share - Diluted for the nine months ended September 30, 2026 was $0.58, representing a decrease of $0.67, or 53.6%, compared to $1.25 for the nine months ended September 30, 2025. The decrease in Adjusted Earnings per Share - Diluted was primarily due to the decrease in Net Income coupled with the lower net effect of the adjusting items detailed in the table above.

The following table presents the reconciliation of Earnings per Share, our closest GAAP measure, to Adjusted Earnings per Share:

	Nine Months Ended September 30,
	2026		2025
	Basic	Diluted	Basic	Diluted
Earnings per Share	$0.30	$0.30	$0.79	$0.79
Adjusted for:
Share-based compensation	0.24	0.23	0.23	0.23
Restructuring costs	0.03	0.03	0.01	0.01
Transaction costs	0.09	0.09	0.29	0.29
Other charges and expenses	0.04	0.04	0.05	0.05
Amortization of intangibles	0.09	0.09	0.11	0.11
Income tax benefit related to adjustments	(0.19)	(0.19)	(0.23)	(0.23)
Adjusted Earnings per Share	$0.59	$0.58	$1.26	$1.25

The table above may contain slight summation differences due to rounding.

Adjusted EBITDA

Adjusted EBITDA (previously defined and used as described above) for the nine months ended September 30, 2026 was $47.8 million, representing a decrease of $26.4 million, or 35.6%, from $74.2 million for the nine months ended September 30, 2025. The decrease in Adjusted EBITDA was primarily due to the decrease in Net Income as discussed above coupled with the lower net effect of the adjusting items detailed in the table below.

The following table presents the reconciliation of Net Income, our closest GAAP measure, to Adjusted EBITDA:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net Income	$9,041	$23,739
Adjusted for:
Interest expense	6,543	8,774
Income tax provision	5,938	11,558
Depreciation and amortization	14,418	12,493
EBITDA	35,940	56,564
Share-based compensation (a)	7,125	7,004
Restructuring costs (b)	873	306
Transaction costs (c)	2,683	8,746
Other charges and expenses (d)	1,157	1,583
Adjusted EBITDA	$47,778	$74,203

(a)Represents share-based compensation relating to equity awards granted primarily to employees and independent directors of the Company.
(b)Represents primarily severance related to the execution of restructuring plans.

Index
(c)Represents primarily financial advisory, professional and legal fees related to strategic alternatives, including the pending Merger with Western Union, and integration related activities.
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

We have funded and still expect to continue funding our liquidity requirements through internally generated funds, supplemented in the ordinary course, with borrowings under our revolving credit facility. We maintain a strong cash and cash equivalents balance position and have access to committed funding sources, which we have used only on an ordinary course basis during the nine months ended September 30, 2026. Therefore, we believe that our current cash and cash equivalents position, as well as projected cash flows generated from operations, together with borrowings under our revolving credit facility are sufficient to fund our principal and interest payments, lease expenses, our working capital needs, our business acquisitions, our expected capital expenditures and potential common stock repurchases in the short and long terms.

Credit Agreement

The Company and certain of its subsidiaries are party to a Second Amended and Restated Credit Agreement (the “Second A&R Credit Agreement”) with a group of banking institutions, which amended and restated in its entirety the Company's prior credit agreement. The Second A&R Credit Agreement provides for a $425.0 million, multi-currency, revolving credit facility and an uncommitted incremental facility, which may be utilized for additional term and revolving loans of up to $100.0 million. The Second A&R Credit Agreement also provides for the issuance of letters of credit, which would reduce availability under the revolving credit facility. The maturity date of the Second A&R Credit Agreement is August 29, 2029. Borrowings under the Second A&R Credit Agreement are available for general corporate purposes to support the Company’s growth, as well as to fund potential share repurchases.

As of September 30, 2026, there were $171.4 million of outstanding amounts drawn on the revolving credit facility. There were $353.6 million of additional borrowings available under the Second A&R Credit Agreement as of September 30, 2026, which includes an uncommitted incremental facility that may be utilized for additional term and revolving loans of up to $100.0 million.

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

The effective interest rate for the nine months ended September 30, 2026 for the revolving credit facility was 2.05%.

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

As of September 30, 2026, we were in compliance with the covenants of the Second A&R Credit Agreement that require the Company to maintain a quarterly minimum interest coverage ratio of 3.00:1.00 and a quarterly maximum consolidated leverage ratio of 3.50:1.00.

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

The Company accounts for purchases of treasury stock under the cost method. Any direct costs incurred to acquire treasury stock are considered stock issue costs and added to the cost of the treasury stock. During the nine months ended September 30, 2026, there were no share repurchases. During the nine months ended September 30, 2025, the Company purchased 1,348,214 shares for an aggregate purchase price of $16.3 million. As of September 30, 2026, there was $48.3 million available for future share repurchases under the Repurchase Program.

The Company has suspended activity under the Repurchase Program and does not intend to make further repurchases under it during the pendency of the Merger Agreement.

Operating Leases

We are party to operating leases for office space, warehouses, Company-operated store locations and vehicles, which we use as part of our day-to-day operations. Operating lease expenses were $1.7 million and $5.3 million for the three and nine months ended September 30, 2026, which we expect to be consistent throughout the year. We have not entered into finance lease commitments. For additional information on operating lease obligations, refer to Note 7, Leases, to the Condensed Consolidated Financial Statements.

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

Index

Cash Flows
The following table summarizes the changes to our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Statements of Cash Flows Data:
Net cash provided by operating activities	$83,512	$52,509
Net cash used in investing activities	(15,860)	(17,505)
Net cash used in financing activities	(24,400)	(16,138)
Effect of exchange rate changes on cash and cash equivalents	(743)	2,220
Net increase in cash and cash equivalents	42,509	21,086

Cash and cash equivalents, beginning of period	168,682	130,503
Cash and cash equivalents, end of period	$211,191	$151,589

Operating Activities
Net cash provided by operating activities was $83.5 million for the nine months ended September 30, 2026, an increase of $31.0 million from net cash provided by operating activities of $52.5 million for the nine months ended September 30, 2025. The increase is primarily a result of a $43.8 million change in working capital, which varies due to timing of remittances of consumer funds by sending agents and transmittal orders and payments, as well as prefunding of payers primarily for weekends offset by lower net income generated during the period as discussed in the results of operations section above.

Investing Activities
Net cash used in investing activities was $15.9 million for the nine months ended September 30, 2026, representing a decrease of $1.6 million from net cash used in investing activities of $17.5 million for the nine months ended September 30, 2025. Net cash used in investing activities for both periods primarily represent our investment in software development and computer equipment for our sending agent network, and for the nine months ended September 30, 2025, also included $1.2 million of cash used in the acquisition of agent locations.

Financing Activities
Net cash used in financing activities was $24.4 million for the nine months ended September 30, 2026, which primarily consisted of $23.4 million of net repayments under the revolving credit facility and $1.0 million of payments for stock-based awards for shares withheld for tax payments in connection with share-based compensation arrangements.

Net cash used in financing activities was $16.1 million for the nine months ended September 30, 2025, which primarily consisted of $16.3 million used for repurchases of common stock and $1.1 million of payments for stock-based awards for shares withheld for tax payments in connection with share-based compensation arrangements. This is partially offset by $1.3 million of net borrowings under the revolving credit facility.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. Our Critical

Index
Accounting Policies and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025, for which there were no material changes during the three and nine months ended September 30, 2026, included the following:

•Allowance for Credit Losses
•Goodwill and Intangible Assets
•Income Taxes

Recent Accounting Pronouncements
Refer to Note 1, Business and Accounting Policies, of the Condensed Consolidated Financial Statements for information on recent accounting pronouncements.

Index
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
We manage foreign currency risk through the structure of the business and an active risk management process. One of the methods to settle with our payers in Latin America is entering into foreign exchange tom and spot transactions with local and foreign currency providers (“counterparties”). The foreign currency exposure on our foreign exchange tom and spot transactions is limited by the fact that all transactions are settled within two business days from trade date. Foreign currency fluctuations, however, may negatively affect our average exchange gain per transaction. The Company had open tom and spot foreign exchange contracts for Mexican pesos and Guatemalan quetzales amounting to approximately $17.1 million and $4.7 million at September 30, 2026 and December 31, 2025, respectively.

In addition, included in wire transfers and money orders payable, net in our condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, there are $16.1 million and $20.2 million, respectively, of wires payable denominated in foreign currencies, primarily Mexican pesos and Guatemalan quetzales.

Also, included in prepaid wires, net in our condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, there are $4.2 million and $33.2 million, respectively, of prepaid wires denominated in foreign currencies, primarily Mexican pesos and Guatemalan quetzales.

We are also exposed to changes in currency rates as a result of our investments in foreign operations and revenues generated in currencies other than the U.S. dollar. Revenues and profits generated by our international operations will increase or decrease because of changes in foreign currency exchange rates. This foreign currency risk is related primarily to our operations in our foreign subsidiaries. Revenues from our foreign subsidiaries represents approximately 4% of our consolidated revenues for the nine months ended September 30, 2026. Therefore, a 10% increase or decrease in these currency rates against the U.S. Dollar would result in a de minimis change to our overall operating results.

The spot and average exchange rates for the currencies in which we operate to U.S. dollar are as follows:

	2026		2025
	Spot(1)	Average(2)	Spot(1)	Average(2)
U.S. dollar/Mexican Peso	17.99	17.42	18.32	19.50
U.S. dollar/Guatemalan Quetzal	7.62	7.63	7.65	7.67
U.S. dollar/Canadian Dollar	1.42	1.38	1.39	1.40
U.S. dollar/Dominican Peso	59.52	60.34	61.91	61.11
U.S. dollar/Euro	0.88	0.86	0.85	0.90
U.S. dollar/British Pound Sterling	0.75	0.74	0.74	0.76
(1)Spot exchange rates are as of September 30, 2026 and December 31, 2025.
(2)Average exchange rates are for the nine months ended September 30, 2026 and 2025.

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

During the nine months ended September 30, 2026, the Federal Reserve increased the fed funds rate to 4.00%. As a consequence, other benchmark interest rates such as SOFR are expected to increase. The Company expects that the Federal Reserve will continue to monitor inflation and other economic indicators to assess if any additional interest rate changes in 2026 are warranted. As of September 30, 2026, we had $171.4 million in outstanding borrowings under the revolving credit facility. A hypothetical 1% increase or decrease in the interest rate on our indebtedness as of September 30, 2026 would have increased or decreased cash interest expense on our revolving credit facility by approximately $1.7 million per annum, respectively.

Index
Credit Risk
We maintain certain cash balances in various U.S. banks, which at times, may exceed federally insured limits. We have not incurred any losses on these accounts. In addition, we maintain cash in various bank accounts in Mexico, Guatemala, Canada, Spain, the United Kingdom, Germany and Italy, which may not be fully insured. During the nine months ended September 30, 2026, we did not incur any losses on these uninsured accounts. To manage our exposure to credit risk with respect to cash balances and other credit risk exposure resulting from our relationships with banks and financial institutions, we regularly review cash concentrations, and we attempt to diversify our cash balances among global financial institutions.

We are also exposed to credit risk related to receivable balances from sending agents, digital partners and other parties. We perform a credit review before each agent signing and conduct ongoing analyses of sending agents and certain other parties we transact with directly. As of September 30, 2026, we also had $5.2 million outstanding of agent advances receivable from sending agents. Most of the agent advances receivable are collateralized by personal guarantees from the sending agents and by assets from their businesses.

Our provision for credit losses was approximately $7.3 million for the nine months ended September 30, 2026 (1.9% of total revenues) and $6.1 million for the nine months ended September 30, 2025 (1.3% of total revenues). The increase in our provision for credit losses in the nine months ended September 30, 2026 is primarily due to an increase in write-offs of agent receivable balances primarily as a result of sending agents that were not able to pay in accordance with the original terms of their agreements with us and are, accordingly, subject to our normal collection procedures as well as higher chargebacks of uncollected online money transfer transactions.

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

As required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our Chief Executive Officer and President, and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective and operating to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and President, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure as of September 30, 2026.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about repurchases of our common stock during the quarter ended September 30, 2026:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
July 1 through July 31	1,372	$13.35	—	$48,299,973
August 1 through August 31	244	$14.24	—	$48,299,973
September 1 through September 30	187	$14.46	—	$48,299,973
Total	1,803		—

(a)Represents 1,372, 244 and 187 shares withheld for income tax purposes in July, August and September, respectively, in connection with shares issued under compensation and benefit programs.
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Index
ITEM 5. OTHER INFORMATION
During the quarter ended September 30, 2026, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Index
ITEM 6. EXHIBITS

Exhibit No.	Document

2.1**#	Agreement and Plan of Merger, dated as of August 10, 2025, by and among International Money Express, Inc., Ivey Merger Sub, Inc. and The Western Union Company (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2025).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Chief Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act - Chief Financial Officer

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included with the Exhibit 101 attachments).

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

International Money Express, Inc. (Registrant)

Date: November 9, 2026	By:	/s/ Robert Lisy
Robert Lisy
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 9, 2026	By:	/s/ Andras Bende
Andras Bende
Chief Financial Officer
(Principal Financial Officer)